Form 10-Q
period 1996-03-31
QUALCOMM INC/DE
filed 1996-05-13
CIK 804328

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
     to                          .                       ---------------------
        ------------------------

Commission File Number  0-19528

                              QUALCOMM Incorporated
             (Exact name of registrant as specified in its charter)


          Delaware                                          95-3685934
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No)

  6455 Lusk Blvd., San Diego,  California                  92121-2779
  (Address of principal executive offices)                 (Zip Code)


                                 (619) 587-1121
              (Registrant's telephone number, including area code)

                                 Not applicable
(Former name, former address and former fiscal year, if changed since last reported)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
                                                              Yes  X  No
                                                                  ---    ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 per share par value, 65,616,859 shares as of May 9, 1996.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            QUALCOMM Incorporated



DATED:  May 10, 1996                             /s/Anthony S. Thornley
                                            ---------------------------------
                                            Senior Vice President, Finance
                                            & Chief Financial Officer

                              QUALCOMM INCORPORATED

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets                        4
                 Condensed Consolidated Statements of Income                  5
                 Condensed Consolidated Statements of Cash Flows              6
                 Notes to Condensed Consolidated Financial Statements      7-10

     Item 2.  Management's Discussion and Analysis of Results             11-17
                 of Operations and Financial Condition

PART II. OTHER INFORMATION                                                18-19

     Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit 11.1-Computation of Earnings Per Share

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS

                                                                            March 31, 1996    September 24, 1995
                                                                            --------------    ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $220,221            $500,629
     Investments                                                                 142,524              66,335
     Accounts receivable, net                                                    132,908              82,733
     Inventories                                                                 108,535              44,010
     Other current assets                                                         21,355              10,923
                                                                                --------            --------
     Total current assets                                                        625,543             704,630
PROPERTY, PLANT AND EQUIPMENT, NET                                               261,369             185,513
INVESTMENTS                                                                       17,029              12,032
OTHER ASSETS                                                                      70,112              38,542
                                                                                --------            --------
TOTAL ASSETS                                                                    $974,053            $940,717
                                                                                ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $108,776            $ 95,769
     Unearned revenue                                                             12,825               8,213
     Current portion of long-term debt                                               972               1,015
                                                                                --------            --------
     Total current liabilities                                                   122,573             104,997
LONG-TERM DEBT                                                                    29,246              33,479
OTHER LIABILITIES                                                                  2,030               2,624
                                                                                --------            --------
     Total liabilities                                                           153,849             141,100
                                                                                --------            --------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value                                                -                   -
     Common stock, $0.0001 par value                                                   6                   6
     Paid-in capital                                                             803,782             794,774
     Retained earnings                                                            16,416               4,837
                                                                                --------            --------
     Total stockholders' equity                                                  820,204             799,617
                                                                                --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $974,053            $940,717
                                                                                ========            ========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)

                                                                Three months ended                       Six months ended
                                                                ------------------                       ----------------
                                                      March 31, 1996        March 26, 1995       March 31, 1996    March 26, 1995
                                                      --------------        --------------       --------------    --------------
REVENUES:
     Communications systems                             $104,120               $56,626            $192,824           $106,968
     Contract services                                    28,036                25,652              60,199             43,716
     License and development fees                         17,107                 7,475              42,843             14,954
                                                        --------               -------            --------           --------
     Total revenues                                      149,263                89,753             295,866            165,638
                                                        --------               -------            --------           --------

OPERATING EXPENSES:
     Communications systems                               78,866                32,398             141,618             58,124
     Contract services                                    18,650                17,595              40,953             31,942
     Research and development                             35,324                17,701              67,579             35,209
     Selling and marketing                                16,539                 8,619              32,029             15,754
     General and administrative                            8,464                 9,183              19,570             16,338
                                                        --------               -------            --------           --------
     Total operating expenses                            157,843                85,496             301,749            157,367
                                                        --------               -------            --------           --------

OPERATING (LOSS) INCOME                                   (8,580)                4,257              (5,883)             8,271
INTEREST INCOME, NET                                       5,985                   939              13,170              2,000
MINORITY INTEREST IN LOSSES OF
     CONSOLIDATED SUBSIDIARIES                             2,669                 1,957               6,984              3,902
EQUITY IN LOSS OF JOINT VENTURE                                -                     -                (150)                 -
                                                        --------               -------            --------           --------
INCOME BEFORE INCOME TAXES                                    74                 7,153              14,121             14,173

INCOME TAX BENEFIT (EXPENSE)                               1,391                (1,106)             (2,542)            (2,179)
                                                        --------               -------            --------           --------
NET INCOME                                              $  1,465               $ 6,047            $ 11,579           $ 11,994
                                                        ========               =======            ========           ========

NET EARNINGS PER COMMON SHARE
     Primary                                            $   0.02               $  0.11            $   0.17           $   0.22
                                                        ========               =======            ========           ========
     Fully diluted                                      $   0.02               $  0.11            $   0.17           $   0.21
                                                        ========               =======            ========           ========


SHARES USED IN PER SHARE CALCULATION
     Primary                                              70,158                55,118              69,673             55,228
                                                        ========               =======            ========           ========
     Fully diluted                                        70,158                56,614              69,702             55,976
                                                        ========               =======            ========           ========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six months ended
                                                                                           ----------------
                                                                                March 31, 1996         March 26, 1995
                                                                                --------------         --------------
OPERATING ACTIVITIES:
     Net income                                                                    $  11,579             $ 11,994
     Depreciation and amortization                                                    24,419               13,666
     Minority interest in losses of consolidated subsidiaries                         (6,984)              (3,902)
     Equity in loss of joint venture                                                     150                    -
     Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                         (50,175)             (10,281)
         Inventories                                                                 (64,525)              (4,111)
         Other assets                                                                 (8,082)                 802
         Accounts payable and accrued liabilities                                     13,007              (11,089)
         Unearned revenue                                                              4,612                2,203
         Other liabilities                                                              (448)                 471
                                                                                   ---------             --------
Net cash used in operating activities                                                (76,447)                (247)
                                                                                   ---------             --------

INVESTING ACTIVITIES:
     Note receivable disbursement (Note 5)                                           (25,000)                   -
     Capital expenditures                                                            (95,844)             (35,713)
     Purchases of intangible assets                                                   (3,788)              (2,700)
     Purchases of investments                                                       (264,852)             (19,141)
     Maturities of investments                                                       183,666               35,329
     Investment in other entities                                                     (6,722)              (4,131)
                                                                                   ---------             --------
Net cash used in investing activities                                               (212,540)             (26,356)
                                                                                   ---------             --------

FINANCING ACTIVITIES:
     Proceeds from sale/leaseback transaction                                         10,248                    -
     Principal payments under long-term debt                                         (20,498)              (2,258)
     Proceeds from issuance of notes payable                                           3,733                4,015
     Minority interest investment in consolidated subsidiary                           6,088                2,464
     Net proceeds from issuance of common stock                                        9,008                4,353
                                                                                   ---------             --------
Net cash provided by financing activities                                              8,579                8,574
                                                                                   ---------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (280,408)             (18,029)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     500,629               45,049
                                                                                   ---------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 220,221             $ 27,020
                                                                                   =========             ========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 24, 1995, was derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair statement thereof. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K for the year ended September 24, 1995.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. The ownership of the other interest holders is reflected as minority interest. The Company uses the equity method to account for ownership interests in partnerships and for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence. Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated.

Primary earnings per common share are calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share reflect the dilutive effect of common stock equivalents at the higher of the average or the ending market price during the reporting period.

The Company operates and reports using a period ending on the last Sunday of each month. As a result of this practice, fiscal 1996 will include 53 weeks. The first half of fiscal 1996 had 27 fiscal weeks of activity as compared to 26 fiscal weeks of activity during the first half of fiscal 1995. The additional week of activity occurred in the first quarter of fiscal 1996.

The Company has not elected early adoption of Financial Accounting Standard No. 123 ("FAS 123") "Accounting for Stock-Based Compensation." FAS 123 becomes effective beginning with the Company's first quarter of fiscal year 1997, and will not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by

APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by FAS 123 had been applied in measuring compensation expense.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

NOTE 2 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                March 31, 1996          September 24, 1995
Accounts Receivable (in thousands):
  Trade, net of allowance for doubtful
    accounts of $5,676 and $2,853 respectively     $ 99,475                  $58,651
  Long-term contracts:
    Billed                                            9,434                    7,882
    Unbilled, net of progress payments of
      $3,236 and $1,780 respectively                 19,405                   13,602
  Other                                               4,594                    2,598
                                                   --------                  -------
                                                   $132,908                  $82,733
                                                   ========                  =======


Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year. Progress payments increased $1,456,000 and decreased $2,981,000 during the first six months of fiscal 1996 and 1995, respectively.


                                                March 31, 1996          September 24, 1995
Inventories (in thousands):
  Raw materials                                    $ 78,594                 $27,090
  Work-in-progress                                   15,437                   7,922
  Finished goods                                     14,504                   8,998
                                                   --------                 -------
                                                   $108,535                 $44,010
                                                   ========                 =======


Increases in raw materials during the first six months of fiscal 1996 is due primarily to the ramp up of QUALCOMM Personal Electronics ("QPE") phone production and to meet requirements of the CDMA infrastructure and subscriber businesses.

NOTE 3 - LONG-TERM DEBT

During the first quarter of fiscal 1996, the Company retired a $20,000,000 note payable due to a bank with an original maturity date of April 2008. No gain or loss resulted from the prepayment.

In December 1995, QPE entered into an agreement for the sale and leaseback of certain manufacturing equipment with a net book value of approximately $10,248,000. There was no gain or loss realized as a result of the sale. The lease has a five year term and is non-recourse to the Company and the minority interest holder in QPE. The lease is classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

The following is a schedule of future minimum lease payments under the lease:

Fiscal years ending September 30, (in thousands)
1996                                   $   317
1997                                     2,342
1998                                     2,912
1999                                     2,912
2000                                     2,912
Thereafter                                 728
                                       -------
Total minimum lease payments            12,123
Amounts representing interest            1,875
                                       -------
Present value of net minimum
 payments                               10,248

Current portion at March
 31, 1996                                  569
                                       -------
                                       $ 9,679
                                       =======

NOTE 4 - INCOME TAXES

During the second quarter of fiscal 1996, the Company reduced its estimate of the effective income tax rate on fiscal year 1996 earnings from approximately 28% to 18%. This is primarily due to allocations of Globalstar, L.P. ("Globalstar") partnership losses for income tax reporting purposes. Globalstar, L.P. is a limited partnership formed to develop, own, and operate the Globalstar low-earth orbiting satellite-based wireless communications system. Further income tax reductions from these partnership losses resulted from a guarantee of Globalstar vendor financing obligations. See Note 5. In addition, the income tax rate was lowered due to increased qualified export sales of the Company's Foreign Sales Corporation.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

INVESTMENTS AND OTHER COMMITMENTS

In November 1995, the Company originally provided a $25,000,000 short-term note receivable to NextWave Telecom Inc. ("NextWave"), a privately held company. During March 1996, the Company converted $15,000,000 of the $25,000,000 short-term note receivable from NextWave into a subscription for Series B Common Stock. The remaining $10,000,000 note receivable balance matures thirty days after the completion of the FCC C-Block auctions which ended in May 1996. At March 31, 1996, the Company has included the remaining $10,000,000 principal balance in other current assets.

With the conversion of the $15,000,000 note receivable balance into Series B Stock, the Company has paid a total of $20,000,000 to purchase 6,666,666 shares of Series B Common Stock of NextWave and warrants to buy 1,111,111 additional shares of Series B Common Stock at $3.00 per share. Should NextWave be unsuccessful in its attempts to obtain a PCS license from the FCC, the subscription will become null and void, and the Company will be entitled to a refund of the $20,000,000, less certain expenses. At March 31, 1996, the $20,000,000 investment is included in other long-term assets and, as the Company holds less than 10% of NextWave's outstanding shares, it is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity.

The Company has a 49% interest in the Loral/QUALCOMM Partnership, L.P. ("LQP"), a partnership with Loral Space & Communications LTD. LQP owns approximately 42% of LQSS, L.P., a limited partnership which has acquired an interest in Globalstar. Through the Company's ownership in LQP, the Company indirectly owns approximately 7.2% of Globalstar and accounts for its investments in these partnerships under the equity method. LQP may be obligated, subject to certain conditions, to purchase from another investor in Globalstar, an additional 197,500 shares of Globalstar for up to $9,375,000, a price discounted from the price paid by such investor. Should LQP be required to purchase such investor's ownership interest, the Company's pro rata contribution may be as much as $4,600,000.

During the second quarter of fiscal 1996, the Company guaranteed $17,000,000 of certain vendor financing obligations of Globalstar (the "Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than March 1997. The Company has agreed to guarantee $25,500,000 of borrowings under an existing bank financing agreement. Globalstar had not borrowed any funds under this bank financing agreement as of March 31, 1996. The amount of the Vendor Financing Guarantee will decrease, dollar for dollar, if Globalstar borrows funds under the existing bank financing agreement.

The Company's remaining required funding to the Shinsegi Telecomm, Inc. ("Shinsegi") joint venture is expected to be approximately $1,600,000 and will be invested upon proper request from Shinsegi.

OPERATING LEASES

In February 1996, QPE entered into an operating lease agreement for certain manufacturing equipment. The lease has a five year term and is non-recourse to the Company and the minority interest holder in QPE. The lease has both early and end of term purchase options for prices scheduled in the lease agreement. If the purchase options have not been exercised by the end of the lease term, QPE will be required to pay certain deficiency payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of deficiency payments for the equipment under lease is approximately $8,595,000. QPE accrues a pro-rata portion of the maximum deficiency payments in periodic rental expense on a straight-line basis over the lease term.

Future rental payments under the leases, excluding the deficiency payments, from fiscal 1996 through 2001 are $388,000, $675,000, $675,000, $675,000, $675,000,
and $169,000, respectively.

PURCHASE OBLIGATIONS

During the second quarter of fiscal 1996, the Company entered into long-term purchase agreements with certain suppliers to purchase certain components and estimates its remaining non-cancelable obligations under these agreements to be $22,518,000 through fiscal 1997.

LITIGATION

During the second quarter of fiscal 1996, the Company and Hughes Aircraft Company agreed to dismiss their respective litigation against each other without payment by either party. In fiscal 1995, the Company had accrued $2,900,000 for the anticipated liability for legal fees. As a result of the recent settlement of this litigation, the Company reversed this accrual, resulting in a $2,900,000 reduction to General and Administrative expense.

PERFORMANCE GUARANTEES

To date, the Company has entered into one agreement to supply CDMA infrastructure equipment, which provides for substantial performance guarantees. These guarantees accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the equipment fails to meet certain performance criteria by such dates. If the Company is unable to meet its performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would materially adversely affect product margins and the Company's results of operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

PART I.       FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended September 24, 1995 contained in the Company's 1995 Annual Report on Form 10-K.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, difficulties in obtaining components needed for production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources, and those discussed in the Company's Form 10-K for the year ended September 24, 1995.

OVERVIEW

QUALCOMM commenced operations in July 1985, initially providing contract research and development services and limited product manufacturing. In December 1988, the Company began shipping its two-way OmniTRACS mobile terminals and providing messaging services to its OmniTRACS system customers. The Company has also been involved in the development and commercialization of its proprietary Code Division Multiple Access ("CDMA") technology for digital wireless communication applications, including digital cellular, personal communications services ("PCS") and Wireless Local Loop ("WLL") applications and now is involved in production of its own products for those markets.

Domestically, the Company generates revenues from its OmniTRACS system by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to OmniTRACS users. The Company's OmniTRACS customers in the United States are primarily in the long haul trucking industry and use the system for two-way messaging and position tracking. The Company's software enables the interface of the OmniTRACS system with the customer's in-house computer systems, including various monitoring, reporting, tracking and operating applications. Internationally, the Company's revenues from the OmniTRACS system include license fees, sales of network equipment and terminals and fees from engineering support services. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company. Since the product's introduction the Company has shipped over 155,000 OmniTRACS units worldwide. The Company has implemented a proactive pricing strategy on sales of its OmniTRACS products and services which, notwithstanding continued cost reduction programs, has resulted in a reduction of the margins of such products and services. Additionally, unfavorable market conditions that presently exist in the trucking industry have contributed to lower unit shipments. These conditions are expected to continue to be a factor in fiscal 1996 and may be a factor in future periods as well.

The Company's revenues generated from its proprietary CDMA technology have historically been derived primarily from license and development fees and contract agreements with domestic and international wireless communications equipment suppliers, service providers and research organizations. In fiscal 1995, and in the first half of fiscal 1996, the Company has recognized an increased level of CDMA component and subscriber equipment sales. In the second quarter of fiscal 1996, the Company shipped nearly 40,000 subscriber units, primarily to Hong Kong and Korea where commercial

CDMA networks are being deployed. In the future, the Company expects to derive revenues from the sale of CDMA subscriber and network equipment manufactured by QPE and the Company, the sale of CDMA chip sets and test equipment to licensees, and additional license fees and royalties from sales of CDMA equipment by the Company's licensees. In December 1995, the Company and SONY announced that they will jointly market and sell wireless CDMA portable phones in the United States through the QPE joint venture.

Although the Company expects to receive CDMA license and development fees and royalties from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. In the first quarter of fiscal 1996, the Company recognized significant license fees from both existing and new licensees. However, license and development fees declined in the second quarter of fiscal 1996. In the future, the Company expects to continue to experience considerable fluctuations in quarterly and yearly operating results due to variations in the amount and timing of CDMA fees and royalties. If the Company does not receive significant CDMA fees in fiscal 1996, and continues to incur high levels of research and development costs for its CDMA product development, the Company's results of operations for those quarters will be materially adversely affected.

As the Company has commenced commercial sales of CDMA equipment and components in fiscal 1996, it has experienced and expects to continue to experience increased operating costs to support the growth in the Company's business. The Company also expects to continue to make substantial investments in research and development of CDMA products and to increase sales and marketing expenses related to its CDMA products throughout the world. Further, the Company is currently incurring increasing costs to establish the field infrastructure and customer service organizations and systems for anticipated orders. Manufacturing costs associated with the production of initial commercial volumes of its CDMA equipment are expected to continue to be high as a percentage of the sales price for such products.

The timing and availability of commercial quantities of CDMA equipment by the Company and its licensees will significantly affect the extent to which and when the Company's CDMA technology is commercially implemented and will have an impact on the amount and timing of related revenues from fees and royalties from existing customers and any new licensees, as well as revenues from sales of network and subscriber equipment. Although the Company intends to be a supplier of certain CDMA network and subscriber equipment, the Company expects that a major portion of the network and subscriber equipment that would be made commercially available would be supplied by the Company's licensees.

The Company has received orders for CDMA wireless communications equipment and components for delivery in fiscal 1996 and beyond and expects to receive additional orders in the future. Through March 1996, backlog and contracts subject to contingencies totaled approximately $460 million for CDMA products. Included in backlog are all commitments to purchase regardless of the scheduled delivery dates. However, the majority of this backlog is planned to be delivered within one year. Because these contracts are subject to contingencies and may be cancelable without significant penalty, backlog, as of any particular date, may not be indicative of future results.

Increasingly, customers in the industry are demanding substantial performance guarantees to protect against late delivery or failure to perform. To date, the Company has entered into one such CDMA supply contract with performance guarantees. If the Company is unable to deliver equipment on the scheduled dates, the payment of existing or future performance guarantees could have a material adverse effect on the Company and its results of operations.

In 1994, the Company entered into a strategic alliance with Northern Telecom ("Nortel"), under which Nortel has agreed to purchase a percentage of its CDMA requirements from the Company. In February 1996, the Company announced it will supply Nortel with 1900 MHz digital infrastructure equipment and

RF services as part of Nortel's approximately $1 billion award by Sprint Spectrum Limited Partners ("SSLP") formerly known as STV. The Company, through Nortel, has provided for performance guarantees on the SSLP order. Nortel's purchase of QUALCOMM services and equipment, valued at approximately $200 million, is contingent on successful completion of financing with SSLP. Revenue recognition of shipments to SSLP is not expected until commercial service is launched, currently planned for the first quarter of fiscal 1997.

The Company currently has limited experience in high volume manufacturing of its CDMA products and is in the process of establishing and expanding its manufacturing capacity. There can be no assurance that the Company will be able to manufacture quantities of its products at commercially acceptable costs in a timely manner to meet industry requirements. Any delays or difficulties in connection with the planned increase in manufacturing capacity or component supply could have a material adverse effect on the Company's business and results of operations. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA investment could be adversely affected.

Wireless service providers are also requiring that the Company and other suppliers provide vendor financing related to sales of CDMA equipment for cellular, PCS and WLL applications. The Company is substantially smaller and has fewer resources than other suppliers of CDMA equipment and, consequently, its ability to provide vendor financing is limited. Currently the Company does not have any credit facilities available to provide financing. An inability to provide sufficient vendor financing may impair the Company's ability to sell CDMA equipment. The amount of such vendor financing could become significant and, if not repaid, could have a material adverse effect on the Company's operating results.

Several of the critical products and services used in the Company's existing and proposed products, including Application Specific Integrated Circuits ("ASICs"), flash memory chips and certain RF components used in the Company's CDMA products and certain custom and semi-custom Very Large Scale Integrated ("VLSI") circuits and other sophisticated electronic parts and major subassemblies of the OmniTRACS system, are currently available only from single or limited sources. The Company's reliance on these sole or limited source vendors involves certain risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could probably cause significant delays in the Company's shipment of CDMA and other Company products. In the event components supplied to the Company do not meet performance specifications and renders the Company's products noncompliant with customer specifications, the Company may be required to seek customer waivers of such performance specifications in order to meet committed product delivery dates. There can be no assurance the Company would be able to obtain any such waivers. The Company is currently experiencing delays in obtaining specification compliant RF components in quantities necessary to fully meet the increasing demand for the Company's CDMA subscriber equipment. The Company is working with its vendors to obtain commercial volumes of specification compliant components. Continued delays in the availability of these components could adversely affect the Company's ability to manufacture subscriber equipment in the volumes and within the time frames required by its customers, which could have a material adverse effect on the Company's operating results.

In March 1994, the Company entered into a four-year development agreement with Globalstar, to design and develop subscriber equipment and ground communications segments of the Globalstar system through 1998. The revenues from this contract are expected to be in excess of $300 million. It is anticipated that Globalstar will require capital of approximately $2.2 billion prior to full scale commercial implementation of the Globalstar system of which approximately $1.4 billion has been raised to date. Such capital will be used, in part, to fund payment for the equipment to be developed by QUALCOMM. There can be no assurance that Globalstar will be successful in raising such capital or that delays or technical or regulatory developments will not arise which could adversely effect Globalstar's ability to purchase such equipment from QUALCOMM and which could have a material adverse effect on QUALCOMM's business and results of operations.

During December 1995, the Company entered into its first Globalstar handset license with Orbitel Limited Communications, to design, develop, manufacture and sell dual-mode Globalstar/GSM user terminals.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as percentages of revenues:

                                                 Three Months Ended                    Six Months Ended
                                                 ------------------                    ----------------
                                           March 31, 1996    March 26, 1995      March 31, 1996    March 26, 1995
                                           --------------    --------------      --------------    --------------
Revenues:
   Communications systems                        70%               63%                 65%               65%
   Contract services                             19                29                  20                26
   License and development fees                  11                 8                  15                 9
                                                ---               ---                 ---               ---
Total revenues                                  100%              100%                100%              100%
                                                ---               ---                 ---               ---
Operating expenses:
   Communications systems                        53%               36%                 48%               35%
   Contract services                             12                20                  14                19
   Research and development                      24                20                  23                21
   Selling and marketing                         11                 9                  11                10
   General and administrative                     6                10                   6                10
                                                ---               ---                 ---               ---
Total operating expenses                        106%               95%                102%               95%
                                                ---               ---                 ---               ---

Operating income (loss)                          (6)                5                  (2)                5
Interest income (expense), net                    4                 1                   5                 1
Minority interest                                 2                 2                   2                 2
                                                ---               ---                 ---               ---
Income before income taxes                        *                 8                   5                 8
Income tax benefit (expense)                      1                (1)                 (1)               (1)
                                                ---               ---                 ---               ---
Net income                                        1%                7%                  4%                7%
                                                ---               ---                 ---               ---

Communications systems costs as a
   percentage of communications
   systems revenues                              76%               57%                 73%               54%

Contract services costs as a percentage
   of contract services revenues                 67%               69%                 68%               73%


*Less than 1%

Total revenues for the second quarter of fiscal 1996 were $149.3 million, an increase of $59.5 million or 66% compared to total revenues of $89.8 million for the second quarter of fiscal 1995. Total revenues for the first six months of fiscal 1996 were $295.9 million, an increase of 79% over total revenues of $165.6 million for the first six months of fiscal 1995. Revenue growth for the second quarter and first six months of fiscal 1996 was primarily due to significant growth in CDMA subscriber equipment and ASIC chip sales, higher CDMA license fees, and increased contract service revenues from the Company's development agreement with Globalstar.

Communications systems revenues which consisted primarily of revenues from the sale of the Company's OmniTRACS system, both products and services, sales of CDMA subscriber and infrastructure equipment and ASIC sales to CDMA licensees and service providers were $104.1 million, an increase of $47.5 million or 84% over the second quarter in fiscal 1995. For the first six months of fiscal 1996, communications systems revenues were $192.8 million, an 80% increase compared to revenues of $107.0 million for the same period in fiscal 1995. Significant growth in revenues for the quarter and the first six months were primarily attributable to shipments of CDMA subscriber equipment and ASIC chip sales. CDMA product revenues are expected to represent an increasing share of communications system revenues as higher volumes of commercial products are shipped. For the first half of fiscal 1996, OmniTRACS revenue growth was attributable to increased international unit sales and higher domestic messaging revenues but was partially offset by a decline in domestic unit sales.

Contract services revenues totaled $28.0 million in the second quarter of fiscal 1996 or 19% of total revenues, compared to $25.7 million or 29% of total revenues for the second quarter of fiscal 1995. Contract services revenues for the first six months of fiscal 1996 increased to $60.2 million from $43.7 million for the same period in fiscal 1995, an increase of 38%. The increase of $2.3 million for the quarter and $16.5 million for the first six months resulted from the development agreement with Globalstar, which was partially offset by the decrease in CDMA contract services revenues due to the transitioning of the infrastructure and ASICs businesses from the development to the production stage and inclusion in communications systems.

License and development fees for the second quarter of fiscal 1996 increased to $17.1 million or 11% of total revenues from $7.5 million or 8% of total revenues for the second quarter of the prior fiscal year. License and development fees for the first six months of fiscal 1996 were $42.8 million, compared to $15.0 million for the same period in fiscal 1995. In the second quarter of fiscal 1996, CDMA license fees were generated from a subscriber license agreement signed with Nippondenso Co., Ltd., and additional new licenses and other fees and royalties from existing licensees. The Company expects to continue to experience considerable fluctuations in quarterly and yearly operating results in fiscal 1996 and beyond due to variations in the amount and timing of receipt of CDMA license fees and royalties.

Costs of communications systems, which consisted primarily of costs of manufacturing OmniTRACS units, CDMA subscriber and infrastructure equipment and ASICs components were $78.9 million or 76% of communications systems revenues for the second quarter of fiscal 1996, compared to $32.4 million or 57% of communications systems revenues for the same period in the prior fiscal year. For the first six months of fiscal 1996, communications systems costs were $141.6 million or 73% of communications systems revenues, compared to $58.1 million or 54% of communications systems revenues for the same period in fiscal 1995. The increase in communications systems costs as a percentage of communications systems revenues was primarily due to start-up costs associated with the manufacturing, increased customer service requirements, and increasing volumes of CDMA subscriber, infrastructure, and ASICs products which generate lower margins. In addition, OmniTRACS contributed to the increased cost as a percentage of revenues, as domestic margins were affected by lower average prices. The Company expects both of these trends to continue through fiscal 1996.

Contract service costs were $18.7 million or 67% of contract service revenues for the second quarter of fiscal 1996, compared to $17.6 million or 69% of contract service revenues for the second quarter of fiscal 1995. Contract service costs for the first six months of fiscal 1996 were $41.0 million or 68% of contract service revenues, compared to $31.9 million or 73% of contract service revenues for fiscal 1995. The dollar increase or the percentage decrease in contract services costs as a percentage of contract services revenues was primarily related to the significant growth of the Globalstar development contract.

Research and development expenses were $35.3 million or 24% of revenues for the second quarter of fiscal 1996, compared to $17.7 million or 20% of revenues for the second quarter of fiscal 1995. For the first six months of fiscal 1996, research and development costs were $67.6 million or 23% of revenues, compared to

$35.2 million or 21% of revenues for the first six months of fiscal 1995. The dollar increase was attributed primarily to increased efforts towards the deployment of commercial CDMA infrastructure and subscriber equipment in 1996. Also contributing to the dollar amount were significant efforts related to CDMA ASIC development and continued OmniTRACS product development.

Selling and marketing expenses were $16.5 million or 11% of total revenues for the second quarter fiscal 1996, compared to $8.6 million or 9% of total revenues for the same quarter last year. For the first six months of fiscal 1996, selling and marketing expenses were $32.0 million or 11% of revenues, compared to $15.8 million or 10% of revenues for the same period in fiscal 1995. The dollar increase in selling and marketing expenses for the quarter and the six months was due primarily to significant growth in personnel and marketing expenses primarily related to the introduction of CDMA products in the domestic and international marketplace. Other contributors in marketing expense growth included trade shows, commissions, advertising and the establishment of foreign offices.

General and administrative expenses were $8.5 million or 6% of total revenues for the second quarter of fiscal 1996, compared to $9.2 million or 10% of total revenues for the second quarter of fiscal 1995. General and administrative expenses for the first six months of fiscal 1996 were $19.6 million or 6% of revenues, compared to $16.3 million or 10% of revenues for the same period in fiscal 1995. The decrease in the second quarter of fiscal 1996 was attributable to a one-time favorable settlement of outstanding litigation with Hughes Aircraft Company which had resulted in the release to income of a previously disclosed accrual of $2.9 million recorded in the second half of fiscal 1995. The dollar increase in the first half of the fiscal year was primarily due to additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations, which was partially offset by the reversal of the accrual. See Note 5.

Interest income was $6.7 million during the second quarter of fiscal 1996, compared to $1.6 million in the second quarter of fiscal 1995. For the first six months of fiscal 1996, interest income was $14.5 million compared to $3.3 million for the same period in fiscal 1995. The increase in the second quarter and for the first six months in fiscal 1996 was due to the public offering proceeds received in August 1995.

The minority interest reflects SONY's 49% share in the loss of QPE, a joint venture consolidated in the Company's financial statements.

The income tax benefit of $1.4 million during the second quarter of fiscal 1996 represents a decrease of $2.5 million as compared to the second quarter of fiscal 1995. Income tax expense was $2.5 million for the first six months of fiscal 1996 compared to $2.2 million for fiscal 1995. The benefit in the second quarter of fiscal 1996 was the result of the Company adjusting its year to date effective tax rate. The lower effective tax rate was generated primarily from additional tax losses from the Globalstar venture, providing a guarantee of Globalstar vendor financing obligations and increased qualified export sales of its Foreign Sales Corporation. See Note 4.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the cash and cash equivalents and investment balances of $379.8 million at March 31, 1996, including interest earned thereon, will be used to fund working capital requirements related to the expansion of its operations, which includes increases in manufacturing capacity and facilities expansion, including construction or purchase of new buildings. Funds will also be used to support the continued development and deployment of the Company's CDMA technology and products for cellular, PCS and WLL applications, investment in joint ventures, equipment vendor financing, the acquisition of capital equipment and continued expansion of facilities. In addition, the Company may also invest in companies whose products or services complement or support the Company's manufacturing and supply capabilities or whose products or services complement or enhance the Company's current or future product or service offerings.

In the first half of fiscal 1996, $76.5 million in cash was used by operations, compared to $0.2 million used by operations in the first half of fiscal 1995. The increase in cash used by operations was primarily due to significant increases in net working capital requirements including inventories and accounts receivable. Inventories were $64.5 million higher due primarily to increased procurement of components necessary to support the significant CDMA product manufacturing ramp-up which also involved increased supplier purchase commitments. The growth in receivables was due primarily to the increase of revenues.

Investments in capital expenditures, intangible assets and other entities totaled $106.3 million in the first half of fiscal 1996, compared to $42.5 million in the same period of fiscal 1995. Significant components in the first half of fiscal 1996 consisted of the purchase of $95.8 million of capital assets, the purchase of intangible assets of $3.8 million and the investment of $6.7 million in entities in which the Company holds less than a 50% interest. In the first half of fiscal 1996, the Company purchased a manufacturing and research facility for approximately $31.5 million. In addition, capital expenditures were higher due to the construction of a new engineering facility, increased building improvements relating primarily to the new manufacturing and research facility, and higher computer, machinery and equipment expenditures.

The Company has provided $30 million in financing to NextWave in connection with their plans to bid on PCS licenses in the current C-block auctions by the FCC. The funding originally consisted of $5 million of equity and $25 million in a convertible secured loan. Funds used for the financing were primarily derived from the public offering made in August 1995. As part of the transaction, NextWave has committed to purchase a portion of its PCS infrastructure and subscriber equipment requirements from the Company. In March 1996, the Company increased its equity stake to $20 million by converting $15 million of the convertible secured loan balance to equity. The loan balance is now $10 million. The Company holds less than 10% of NextWave's outstanding shares and is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity. See Note 5.

In the first half of fiscal 1996, the Company's financing activities provided net cash of $8.6 million compared to $8.6 million in the first half of fiscal 1995. The first half of fiscal 1996 included proceeds from the sale and lease back of manufacturing equipment to QPE, additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan, which were partially offset by the retirement of the $20 million note on the San Diego Design Center. Net cash provided in the first half of fiscal 1995 was primarily related to additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan.

The Company is continually evaluating potential strategic alliances with U.S. and international companies for further commercialization of its CDMA technology for cellular, PCS and WLL applications worldwide.

The actual amount and timing of working capital and capital equipment expenditures that the Company may incur in future periods may vary significantly. This will depend upon numerous factors, including the extent and timing of the commercial deployment of the Company's CDMA technology in the U.S. and worldwide, investments in ventures or other forms of strategic alliances, the requirement to provide CDMA vendor financing, the growth in personnel and related facility expansion and the increase in manufacturing capacity.

The Company may need additional capital which may be derived through additional debt or equity financing, or through other sources. There can be no assurances such capital will be available or, if available, that it will be on acceptable terms.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 2.    Changes in Securities
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on February 6, 1996. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a Class II director of the Company until the 1999 Annual Meeting of Stockholders or until his/her successor is elected; (ii) approved the Company's 1991 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 6,000,000 shares; (iii) approved the Company's 1991 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares; (iv) approved the Company's Executive Retirement Matching Contribution Plan and authorized 100,000 shares of Common Stock for issuance under such plan; and (v) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending September 29, 1996.

The Company had 64,775,618 shares of Common Stock outstanding as of December 15, 1995, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 58,276,396 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Class II Directors

                                              Shares Voting          Shares
          Director                              In Favor           Withheld
          --------                             ----------          --------
          Jerome S. Katzin                     58,092,112           184,284
          Duane A. Nelles                      58,125,421           150,975
          Janice Obuchowski                    58,156,453           119,943
          Brent Scowcroft                      58,096,743           179,653
          Frank Savage                         57,476,319           800,077


Directors whose term of office continued after the annual meeting are: Harvey P. White, Richard C. Atkinson, Peter M. Sacerdote, Marc I. Stern, Irwin Mark Jacobs, Andrew J. Viterbi, Adelia A. Coffman and Neil Kadisha.

Proposal 2:  Approval of the 1991 Stock Option Plan as Amended


                   Votes in favor:                   29,782,573
                   Votes against:                     9,801,442
                   Abstentions:                         203,650
                   Broker non-votes:                 24,987,953

Proposal 3:  Approval of the 1991 Employee Stock Purchase Plan as Amended


                   Votes in favor:                   39,882,494
                   Votes against:                     1,327,781
                   Abstentions:                         176,725
                   Broker non-votes:                 24,388,618



Proposal 4.  Approval of the Executive Retirement Matching Contribution Plan


                   Votes in favor:                   38,700,656
                   Votes against:                     1,875,422
                   Abstentions:                         299,859
                   Broker non-votes:                 23,899,681



Proposal 5.  Ratification of Selection of Independent Accountants


                    Votes in favor:                  57,910,073
                    Votes against:                      172,729
                    Abstentions:                        102,257
                    Broker non-votes:                 6,590,559


Item 5.    Other Information
Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
(a)   Exhibit
      11.1-Computation of Earnings Per Share

(b)   Reports on Form 8K
         No reports on Form 8-K have been filed during the quarter for which this report is filed.