Form 10-Q
period 1996-06-30
QUALCOMM INC/DE
filed 1996-08-08
CIK 804328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark one)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[   ]      Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from       to        .
                                                              -------  --------

Commission File Number  0-19528

                              QUALCOMM Incorporated
             (Exact name of registrant as specified in its charter)


         Delaware                                               95-3685934
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No)


         6455 Lusk Blvd., San Diego,  California                92121-2779

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
                                                Yes    X     No
                                                   ---------   ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 per share par value, 66,310,283 shares as of July 28, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           QUALCOMM Incorporated




DATED:  August 6, 1996                            /s/Anthony S. Thornley
                                           ----------------------------------
                                           Senior Vice President, Finance
                                           & Chief Financial Officer

                              QUALCOMM INCORPORATED



                                      INDEX





PART I.   FINANCIAL INFORMATION                                             PAGE

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets                             4

            Condensed Consolidated Statements of Income                       5

            Condensed Consolidated Statements of Cash Flows                   6

            Notes to Condensed Consolidated Financial Statements           7-10

   Item 2.  Management's Discussion and Analysis of Results               10-17
            of Operations and Financial Condition


PART II.  OTHER INFORMATION                                                  18

   Item 6.  Exhibits and Reports on Form 8-K

              Exhibit 11.1- Computation of Earnings Per Share

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                     June 30, 1996   September 24, 1995
                                                     -------------   ------------------
CURRENT ASSETS:
   Cash and cash equivalents                          $   99,437          $500,629
   Investments                                           209,275            66,335
   Accounts receivable, net                              193,440            82,733
   Inventories                                           129,726            44,010
   Other current assets                                   16,585            10,923
                                                      ----------          --------
   Total current assets                                  648,463           704,630
PROPERTY, PLANT AND EQUIPMENT, NET                       297,737           185,513
INVESTMENTS                                               17,011            12,032
OTHER ASSETS                                              71,382            38,542
                                                      ----------          --------
TOTAL ASSETS                                          $1,034,593          $940,717
                                                      ==========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities           $  153,839          $ 95,769
   Unearned revenue                                       10,419             8,213
   Current portion of long-term debt                       1,293             1,015
                                                      ----------          --------
   Total current liabilities                             165,551           104,997
LONG-TERM DEBT                                            37,269            33,479
OTHER LIABILITIES                                          2,050             2,624
                                                      ----------          --------
   Total liabilities                                     204,870           141,100
                                                      ----------          --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value                          -                 -
   Common stock, $0.0001 par value                             7                 6
   Paid-in capital                                       811,794           794,774
   Retained earnings                                      17,922             4,837
                                                      ----------          --------
   Total stockholders' equity                            829,723           799,617
                                                      ----------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,034,593          $940,717
                                                      ==========          ========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)


                                                   Three months ended                   Nine months ended
                                                   ------------------                   -----------------
                                             June 30, 1996     June 25, 1995     June 30, 1996     June 25, 1995
                                             -------------     -------------     -------------     -------------
REVENUES:
  Communications systems                        $174,813          $61,257          $367,637           $168,225
  Contract services                               34,922           27,073            95,121             70,789
  License, development fees and royalties         25,145           11,138            67,988             26,092
                                                --------          -------          --------           --------
 Total revenues                                  234,880           99,468           530,746            265,106
                                                --------          -------          --------           --------

OPERATING EXPENSES:
  Communications systems                         135,412           33,537           277,030             91,661
  Contract services                               25,151           20,278            66,104             52,220
  Research and development                        46,670           21,251           114,249             56,460
  Selling and marketing                           18,907           11,332            50,936             27,086
  General and administrative                      14,359            9,715            33,929             26,053
                                                --------          -------          --------           --------
  Total operating expenses                       240,499           96,113           542,248            253,480
                                                --------          -------          --------           --------

OPERATING (LOSS) INCOME                           (5,619)           3,355           (11,502)            11,626
INTEREST INCOME, NET                               4,141            1,236            17,311              3,236
MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARIES                        3,314            3,506            10,298              7,408
EQUITY IN LOSS OF JOINT VENTURE                        -                -              (150)                 -
                                                --------          -------          --------           --------
INCOME BEFORE INCOME TAXES                         1,836            8,097            15,957             22,270
INCOME TAX EXPENSE                                   330              834             2,872              3,013
                                                --------          -------          --------           --------
NET INCOME                                      $  1,506          $ 7,263          $ 13,085           $ 19,257
                                                ========          =======          ========           ========
NET EARNINGS PER COMMON SHARE
  Primary                                       $   0.02          $  0.13          $   0.19           $   0.35
                                                ========          =======          ========           ========
  Fully diluted                                 $   0.02          $  0.13          $   0.19           $   0.34
                                                ========          =======          ========           ========

SHARES USED IN PER SHARE CALCULATION
  Primary                                         70,738           55,750            70,028             55,402
                                                ========          =======          ========           ========
  Fully diluted                                   71,697           56,964            70,367             56,305
                                                ========          =======          ========           ========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine months ended
                                                                      -----------------
                                                               June 30, 1996      June 25, 1995
                                                               -------------      -------------
OPERATING ACTIVITIES:
  Net income                                                     $  13,085           $ 19,257
  Depreciation and amortization                                     39,722             21,535
  Minority interest in losses of consolidated subsidiaries         (10,298)            (7,408)
  Equity in loss of joint venture                                      150                  -
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                           (110,708)            (6,476)
    Inventories                                                    (85,716)           (16,102)
    Other assets                                                   (12,708)            (2,195)
    Accounts payable and accrued liabilities                        58,072              9,120
    Unearned revenue                                                 2,206              1,542
    Other liabilities                                                 (576)               545
                                                                 ---------           --------
Net cash (used) provided by operating activities                  (106,771)            19,818
                                                                 ---------           --------

INVESTING ACTIVITIES:
  Issuance of note receivable (Note 4)                             (25,000)                 -
  Collection of note receivable (Note 4)                             9,602                  -
  Capital expenditures                                            (145,680)           (58,679)
  Purchases of intangible assets                                    (3,788)            (2,700)
  Purchases of investments                                        (420,092)           (19,015)
  Maturities of investments                                        272,174             78,423
  Investment in other entities                                      (6,520)           (11,924)
                                                                 ---------           --------
Net cash used in investing activities                             (319,304)           (13,895)
                                                                 ---------           --------

FINANCING ACTIVITIES:
  Proceeds from sale/leaseback transaction                          10,248             (1,033)
  Principal payments under long-term debt                          (20,463)            (2,031)
  Proceeds from issuance of notes payable                           11,770              6,126
  Minority interest investment in consolidated subsidiary            6,310              3,499
  Net proceeds from issuance of common stock                        17,018              7,715
                                                                 ---------           --------
Net cash provided by financing activities                           24,883             14,276
                                                                 ---------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (401,192)            20,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   500,629             45,049
                                                                 ---------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  99,437           $ 65,248
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

The Company operates and reports using a period ending on the last Sunday of each month. As a result of this practice, fiscal 1996 will include 53 weeks. The first three quarters of fiscal 1996 had 40 fiscal weeks of activity as compared to 39 fiscal weeks of activity during the first three quarters of fiscal 1995. The additional week of activity occurred in the first quarter of fiscal 1996.

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.


NOTE 2 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                     June 30, 1996    September 24, 1995
                                                     -------------    ------------------
Accounts Receivable (in thousands):
   Trade, net of allowance for doubtful
      accounts of $7,188 and $2,853 respectively        $154,907            $58,651
   Long-term contracts:
      Billed                                              12,796              7,882
      Unbilled, net of progress payments of
        $2,858 and $1,780 respectively                    20,051             13,602
   Other                                                   5,686              2,598
                                                        --------            -------
                                                        $193,440            $82,733
                                                        ========            =======


Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year. Progress payments increased $1,078,000 and decreased $2,670,000 during the first nine months of fiscal 1996 and 1995, respectively.

                                                     June 30, 1996    September 24, 1995
                                                     -------------    ------------------
Inventories (in thousands):
   Raw materials                                        $ 91,091            $27,090
   Work-in-progress                                       22,471              7,922
   Finished goods                                         16,164              8,998
                                                        --------            -------
                                                        $129,726            $44,010
                                                        ========            =======


NOTE 3 - DEBT

During the first quarter of fiscal 1996, the Company retired a $20,000,000 note payable due to a bank with an original maturity date of April 2008. No gain or loss resulted from the prepayment.

In December 1995, QUALCOMM Personal Electronics ("QPE") entered into an agreement for the sale and leaseback of certain manufacturing equipment with a net book value of approximately $10,248,000. There was no gain or loss realized as a result of the sale. The lease has a five year term and is non-recourse to the Company and the minority interest holder in QPE. The lease is classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

The following is a schedule of future minimum lease payments under the lease:


Fiscal years ending September 30,  (in thousands)
  1996                                                   $   159
  1997                                                     2,342
  1998                                                     2,912
  1999                                                     2,912
  2000                                                     2,912
Thereafter                                                   728
                                                         -------
Total minimum lease payments                              11,965
Amounts representing interest                              1,717
                                                         -------
Present value of net minimum payments                     10,248
Current portion at June 30, 1996                           1,148
                                                         =======
                                                         $ 9,100
                                                         =======

In July 1996, QPE completed negotiations on two bank credit facilities totaling, in the aggregate, $200 million. The secured revolving credit facilities are non-recourse to the Company and the minority interest holder in QPE.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

INVESTMENTS AND OTHER COMMITMENTS

In November 1995, the Company paid $5,000,000 to purchase 1,666,666 shares of Series B Common Stock and provided a $25,000,000 short-term note receivable to NextWave Telecom Inc. ("NextWave"), a privately held company. As part of the share purchase, the Company also received warrants to buy 1,111,111 additional shares of Series B Common Stock at $3.00 per share. During March 1996, the Company converted $15,000,000 of the note receivable into 5,000,000 shares of Series B Common Stock. During June 1996, the Company collected $9,602,000 of the short term note receivable and converted the remaining principal balance of $398,000 into a 3 year promissory note convertible into 1,019,444 shares of Series C Common Stock. At June 30, 1996, the $20,000,000 investment is included in other long-term assets and, as the Company holds less than 10% of NextWave's outstanding shares, it is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity.

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

During the second quarter of fiscal 1996, the Company guaranteed $17,000,000 of certain vendor financing obligations of Globalstar (the "Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than March 1997. The Company also agreed to guarantee $25,500,000 of borrowings under an existing bank financing agreement, which will expire in December 2000. Globalstar had not borrowed any funds under this bank financing agreement as of June 30, 1996. The amount of the Vendor Financing

Guarantee will decrease, dollar for dollar, if Globalstar borrows funds under the existing bank financing agreement.

The Company's remaining required funding to the Shinsegi Telecomm, Inc. ("Shinsegi") joint venture is expected to be approximately $1,600,000 and will be invested upon proper request from Shinsegi.


OPERATING LEASES

In February 1996, QPE entered into an operating lease agreement under which manufacturing equipment may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE will be required to pay certain deficiency payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of deficiency payments for equipment leased as of June 30, 1996 is approximately $16,748,000. QPE accrues a pro-rata portion of the maximum deficiency payments in periodic rental expense on a straight-line basis over the lease term.

As of June 30, 1996, future rental payments under the leases, excluding the deficiency payments, from fiscal 1996 through 2001 are $345,000, $1,433,000, $1,433,000, $1,433,000, $1,433,000, and $358,000, respectively.

PERFORMANCE GUARANTEES

The Company has entered into agreements to supply Code Division Multiple Access ("CDMA") equipment, certain of which provide for substantial performance guarantees. These guarantees are triggered by delivery dates and equipment performance criteria specified in the respective agreements. If the Company is unable to meet its performance obligations, the impact of the performance guarantees could amount to a significant portion of the contract value and could materially adversely affect product margins and the Company's results of operations.

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

Domestically, the Company generates revenues from its OmniTRACS system by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to OmniTRACS users. The Company's OmniTRACS customers in the United States are primarily in the long haul trucking industry and use the system for two-way messaging and position tracking. The Company's software enables the interface of the OmniTRACS system with the customer's in-house computer systems, including various monitoring, reporting, tracking and operating applications. Internationally, the Company's revenues from the OmniTRACS system include license fees, sales of network equipment and terminals and fees from engineering support services. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company. Since the product's introduction the Company has shipped over 166,000 OmniTRACS units worldwide. The Company has implemented a pricing strategy on sales of its OmniTRACS products and services which, notwithstanding continued cost reduction programs, has resulted in a reduction of the margins of such products and services. Additionally, unfavorable market conditions that presently exist in the trucking industry have contributed to lower unit shipments. These conditions are expected to continue to be a factor for the remainder of fiscal 1996 and may be a factor in future periods as well.

The Company's revenues generated from its proprietary CDMA technology have historically been derived primarily from license and development fees and contract agreements with domestic and international wireless communications equipment suppliers, service providers and research organizations. In fiscal 1996, the Company significantly increased sales of CDMA component and subscriber equipment. In the third quarter of fiscal 1996, the Company shipped approximately 125,000 subscriber units, primarily to Hong Kong and Korea where commercial CDMA networks are being deployed. In the future, the Company expects to derive revenues from the sale of CDMA subscriber and network equipment, the sale of CDMA chip sets and test equipment to licensees, and additional license fees and royalties from sales of CDMA equipment by the Company's licensees.

Although the Company expects to receive CDMA license and development fees (including royalties) from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Through the first three quarters of fiscal 1996, the Company has recognized significant license fees and royalties from licensees. However, license and development fees have fluctuated significantly on a sequential quarter basis. In the future, the Company expects to continue to experience considerable fluctuations in quarterly and yearly operating results due to variations in the amount and timing of CDMA fees and royalties. If the Company does not receive significant CDMA fees, and continues to incur high levels of research and development costs for its CDMA product development, the Company's results of operations could be materially adversely affected.

As the Company has commenced commercial sales of CDMA equipment and components in fiscal 1996, it has experienced and expects to continue to experience increased operating costs to support the growth in the Company's business. In the fiscal third quarter, operating costs were significantly higher, although operating costs as a percentage of revenue declined. The increase was primarily due to increased research and development expenditures. For the balance of fiscal 1996 and into fiscal 1997 the Company expects to continue to make substantial investments in research and development of CDMA products and to increase sales and marketing expenses related to its CDMA products throughout the world. Further, the Company is currently incurring increasing costs to establish the field infrastructure and customer service organizations and systems for anticipated orders. Manufacturing costs associated with the production of initial commercial volumes of its CDMA equipment are expected to continue to be high as a percentage of the sales price for such products.

The timing and availability of commercial quantities of CDMA equipment provided by the Company and its licensees will significantly affect the extent to which and when the Company's CDMA technology is commercially implemented and will have an impact on the amount and timing of related revenues from fees and royalties from existing customers and any new licensees, as well as revenues from sales of network and subscriber equipment. Although the Company is a supplier of certain CDMA network and subscriber equipment, the Company expects that a major portion of the network and subscriber equipment that would be made commercially available would be supplied by the Company's licensees.

The Company has received orders for CDMA wireless communications equipment and components for delivery in fiscal 1996 and beyond and expects to receive additional orders in the future. Backlog and contracts subject to contingencies exceed $1.3 billion for CDMA products. Included in backlog and contracts subject to contingencies are all customer commitments to purchase regardless of the scheduled delivery dates. Because some of these contracts are subject to contingencies and may be canceled without significant penalty, the total backlog and contracts subject to contingencies may not be indicative of future results.

Increasingly, customers in the industry are demanding substantial performance guarantees to protect against late delivery or failure to perform. The Company has entered into contracts which contain such performance guarantees. If the Company is unable to deliver equipment on the scheduled dates, the performance guarantees could have a material adverse effect on the Company and its results of operations.

In 1994, the Company entered into a strategic alliance with Northern Telecom ("Nortel"), under which Nortel has agreed to purchase a percentage of its CDMA requirements from the Company. In February 1996, the Company announced it will supply Nortel with 1900 MHz digital infrastructure equipment and RF services valued at approximately $200 million, as part of Nortel's approximately $1 billion award by Sprint Spectrum Limited Partners ("SSLP") formerly known as STV. The Company, through Nortel, has provided performance guarantees on the SSLP order. Revenue recognition of shipments to SSLP will not occur until commercial service is launched, currently planned for fiscal 1997.

In June 1996, SSLP and PrimeCo Personal Communications L.P. ("PrimeCo") announced awards approximating $500 million and $350 million respectively to QPE for CDMA subscriber equipment. QPE is the joint venture between the Company and SONY which will manufacture and sell the handsets. Shipments under the contract begin in 1996 and continue through 1998. Both agreements call for performance guarantees.

The Company has expanded its high volume manufacturing of CDMA products and is in the process of further expanding its manufacturing capacity. However, there can be no assurance that the Company will be able to manufacture quantities of its products at commercially acceptable costs in a timely manner to meet industry requirements. Any delays or difficulties in connection with the planned increase in manufacturing capacity or component supply could have a material adverse effect on the Company's business and results of operations. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs, the Company's competitive position and the ability of the Company to achieve a profitable return on its investment could be adversely affected.

Certain wireless service providers are also requiring that the Company and other suppliers provide vendor financing related to sales of CDMA equipment for cellular, PCS and WLL applications. The Company is substantially smaller and has fewer resources than other suppliers of CDMA equipment and, consequently, its ability to provide vendor financing is more limited. Currently the Company does not have any credit facilities available to provide financing. An inability to provide sufficient vendor financing may impair the Company's ability to sell CDMA equipment. The amount of such vendor financing could become significant and, if not repaid, could have a material adverse effect on the Company's operating results.

Several of the critical products and services used in the Company's existing and proposed products, including Application Specific Integrated Circuits ("ASICs") and certain RF components used in the Company's CDMA products and certain custom and semi-custom Very Large Scale Integrated ("VLSI") circuits and other sophisticated electronic parts and major subassemblies of the OmniTRACS system, are currently available only from single or limited sources. The Company's reliance on these sole or limited source vendors involves certain risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could cause significant delays in the Company's shipment of CDMA and other Company products. In the event components supplied to the Company do not meet performance specifications and renders the Company's products noncompliant with customer specifications, the Company may be required to seek customer waivers of such performance specifications in order to meet committed product delivery dates. There can be no assurance the Company would be able to obtain any such waivers. The Company is currently experiencing delays in obtaining specification compliant RF components in quantities necessary to fully meet the increasing demand for the Company's CDMA subscriber equipment. The Company is working with its vendors to obtain commercial volumes of specification compliant components. Continued delays in the availability of these components could adversely affect the Company's ability to manufacture subscriber equipment in the volumes and within the time frames required by its customers, which could have a material adverse effect on the Company's operating results.

In March 1994, the Company entered into a four-year development agreement with Globalstar, to design and develop subscriber equipment and ground communications segments of the Globalstar system through 1998. The revenues from this contract are expected to be in excess of $300 million. It is anticipated that Globalstar will require capital of approximately $2.2 billion prior to full scale commercial implementation of the Globalstar system of which approximately $1.4 billion has been raised to date. Such capital will be used, in part, to fund payment for the equipment to be developed by QUALCOMM. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to fund payment for development of such equipment from QUALCOMM and which could have a material adverse effect on QUALCOMM's business and results of operations.

During December 1995, the Company entered into its first Globalstar handset license with Orbitel Limited Communications, to design, develop, manufacture and sell dual-mode Globalstar/GSM user terminals.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as percentages of revenues:

                                                Three Months Ended                Nine Months Ended
                                                ------------------                -----------------
                                          June 30, 1996   June 25, 1995     June 30, 1996   June 25, 1995
                                          -------------   -------------     -------------   -------------
Revenues:
         Communications systems                 74%             62%               69%             63%
         Contract services                      15              27                18              27
         License and development fees           11              11                13              10
                                               ---             ---               ---             ---
Total revenues                                 100%            100%              100%            100%
                                               ---             ---               ---             ---

Operating expenses:
         Communications systems                 58%             35%               52%             35%
         Contract services                      11              20                12              20
         Research and development               20              21                22              21
         Selling and marketing                   8              11                10              10
         General and administrative              5              10                 6              10
                                               ---             ---               ---             ---
Total operating expenses                       102%             97%              102%             96%
                                               ---             ---               ---             ---

Operating income                                (2)              3                (2)              4
Interest income (expense), net                   2               1                 4               1
Minority interest                                1               4                 1               3
                                               ---             ---               ---             ---
Income before income taxes                       1               8                 3               8
Income tax benefit (expense)                     0              (1)                1              (1)
                                               ---             ---               ---             ---
Net income                                       1%              7%                2%              7%
                                               ---             ---               ---             ---

Communications systems costs as a
     percentage of communications
     systems revenues                           77%             55%               75%             54%

Contract services costs as a percentage
     of contract services revenues              72%             75%               69%             74%


Total revenues for the third quarter of fiscal 1996 were $234.9 million, an increase of $135.4 million or 136% compared to total revenues of $99.5 million for the third quarter of fiscal 1995. Total revenues for the first nine months of fiscal 1996 were $530.7 million, an increase of 100% over total revenues of $265.1 million for the first nine months of fiscal 1995. Revenue growth for the third quarter and first nine months of fiscal 1996 was primarily due to significant growth in CDMA subscriber equipment and ASIC chip sales, higher CDMA license and development fees, and increased contract service revenues from the Company's development agreement with Globalstar.

Communications systems revenues which consisted primarily of product and service revenues from the sale of the Company's OmniTRACS system, sales of CDMA subscriber and infrastructure equipment and ASIC sales to CDMA licensees and service providers were $174.8 million, an increase of $113.6 million or 185% over the third quarter in fiscal 1995. For the first nine months of fiscal 1996, communications systems revenues were $367.6 million, a 119% increase compared to revenues of $168.2 million for the same period in fiscal 1995. Significant growth in revenues for the quarter and the first nine months were primarily attributable to shipments of CDMA subscriber equipment and ASIC chip sales. For the first nine months of fiscal 1996, OmniTRACS revenue growth was attributable to increased international unit sales and higher domestic messaging revenues but was partially offset by a decline in domestic unit sales.

Contract services revenues totaled $34.9 million in the third quarter of fiscal 1996 or 15% of total revenues, compared to $27.1 million or 27% of total revenues for the third quarter of fiscal 1995. Contract services revenues for the first nine months of fiscal 1996 increased to $95.1 million from $70.8 million for the same period in fiscal 1995, an increase of 34%. The increase of $7.8 million for the quarter and $24.3 million for the first nine months resulted from the development agreement with Globalstar.

License and development fees for the third quarter of fiscal 1996 increased to $25.1 million or 11% of total revenues from $11.1 million or 11% of total revenues for the third quarter of the prior fiscal year. License and development fees for the first nine months of fiscal 1996 were $68.0 million, compared to $26.1 million for the same period in fiscal 1995. In the third quarter of fiscal 1996, new CDMA license fees were generated from two subscriber agreements signed with Kenwood Corporation and Siemens Rolm Communications Inc., and an ASIC license agreement, as well as additional licenses, fees and royalties from existing and new licensees. The Company expects to continue to experience considerable fluctuations in quarterly and yearly operating results in the future due to variations in the amount and timing of receipt of CDMA license fees and royalties.

Communications systems costs were $135.4 million or 77% of communications systems revenues for the third quarter of fiscal 1996, compared to $33.5 million or 55% of communications systems revenues for the same period in the prior fiscal year. For the first nine months of fiscal 1996, communications systems costs were $277.0 million or 75% of communications systems revenues, compared to $91.7 million or 54% of communications systems revenues for the same period in fiscal 1995. The increase in communications systems costs as a percentage of communications systems revenues was primarily due to start-up costs associated with the manufacturing of CDMA subscriber, infrastructure and ASIC products and increasing volumes of CDMA subscriber and ASIC products which generate lower margins. In addition, OmniTRACS contributed to the increased cost as a percentage of revenues, as domestic margins were affected by lower average prices. The Company expects both of these trends will continue into fiscal 1997.

Contract services costs were $25.2 million or 72% of contract services revenues for the third quarter of fiscal 1996, compared to $20.3 million or 75% of contract services revenues for the third quarter of fiscal 1995. Contract services costs for the first nine months of fiscal 1996 were $66.1 million or 69% of contract services revenues, compared to $52.2 million or 74% of contract services revenues for fiscal 1995. The dollar increase and the percentage decrease in contract services costs as a percentage of contract services revenues was primarily related to the significant growth of the Globalstar development contract.

Research and development expenses were $46.7 million or 20% of revenues for the third quarter of fiscal 1996, compared to $21.3 million or 21% of revenues for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development costs were $114.2 million or 22% of revenues, compared to $56.5 million or 21% of revenues for the first nine months of fiscal 1995. The dollar increase was attributed primarily to increased efforts towards the deployment of commercial CDMA infrastructure and subscriber equipment in 1996. Also contributing to the dollar growth were significant efforts related to CDMA ASIC development and continued OmniTRACS product development.

Selling and marketing expenses were $18.9 million or 8% of total revenues for the third quarter fiscal 1996, compared to $11.3 million or 11% of total revenues for the same quarter last year. For the first nine months of fiscal 1996, selling and marketing expenses were $50.9 million or 10% of revenues, compared to $27.1 million or 10% of revenues for the same period in fiscal 1995. The dollar increase in selling and marketing expenses for the quarter and the nine months was due primarily to significant growth in personnel and other marketing expenses primarily related to the introduction of CDMA products in the domestic and international marketplace. Other marketing expense growth included trade shows, commissions, advertising and the establishment of foreign offices.

General and administrative expenses were $14.4 million or 5% of total revenues for the third quarter of fiscal 1996, compared to $9.7 million or 10% of total revenues for the third quarter of fiscal 1995. General and administrative expenses for the first nine months of fiscal 1996 were $33.9 million or 6% of revenues, compared to $26.1 million or 10% of revenues for the same period in fiscal 1995. The dollar increase in the first nine months of the fiscal year was primarily due to additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations.

Interest income was $4.8 million during the third quarter of fiscal 1996, compared to $1.5 million in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, interest income was $19.4 million compared to $4.8 million for the same period in fiscal 1995. The increase in the third quarter and for the first nine months in fiscal 1996 was due to the public offering proceeds received in August 1995.

The minority interest reflects SONY's 49% share in the loss of QPE, a joint venture consolidated in the Company's financial statements.

Income tax expense was $.3 million during the third quarter of fiscal 1996 representing a decrease of $.5 million as compared to the third quarter of fiscal 1995. Income tax expense was $2.9 million for the first nine months of fiscal 1996 compared to $3.0 million for fiscal 1995. Fiscal 1996 taxes were favorably impacted by incorporation of additional tax losses from the guarantee of Globalstar vendor financing obligations. In fiscal 1995, income taxes for the first nine months were positively impacted $3.0 million by recognition of deferred tax assets that satisfy the "more likely than not" criteria for realization established by FAS 109.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the cash and cash equivalents and investment balances of $325.7 million at June 30, 1996, including interest earned thereon, will be used to fund working capital requirements related to the expansion of its operations, which includes increases in manufacturing capacity and facilities expansion, including construction or purchase of new buildings. Funds will also be used to support the continued development and deployment of the Company's CDMA technology and products for cellular, PCS and WLL applications, investment in joint ventures, equipment vendor financing, the acquisition of capital equipment and continued expansion of facilities. In addition, the Company may also invest in companies whose products or services complement or support the Company's manufacturing and supply capabilities or whose products or services complement or enhance the Company's current or future product or service offerings.

In the nine months of fiscal 1996, $106.8 million in cash was used by operations, compared to $19.8 million provided by operations in the nine months of fiscal 1995. The increase in cash used by operations was primarily due to significant increases in net working capital requirements including inventories and accounts receivable. Inventories were $69.6 million higher due primarily to increased procurement of components necessary to support the significant CDMA product manufacturing ramp-up. The growth in receivables was due primarily to the increase of revenues.

Investments in capital expenditures, intangible assets and other entities totaled $156.0 million in the first nine months of fiscal 1996, compared to $73.3 million in the same period of fiscal 1995. Significant components in the first nine months of fiscal 1996 consisted of the purchase of $145.7 million of capital assets, the purchase of intangible assets of $3.8 million and the investment of $6.5 million in entities in which the Company holds less than a 50% interest. In the first nine months of fiscal 1996, the Company purchased a manufacturing and research facility for approximately $31.5 million. In addition, capital expenditures were higher due to the construction of a new engineering facility, increased building improvements relating primarily to the new manufacturing and research facility, and higher computer, machinery and equipment expenditures. Also, in the third fiscal quarter the Company has commenced construction of a 177,000 square foot manufacturing facility in San Diego which will be dedicated to the production of infrastructure equipment.

The Company had originally provided $30 million in financing to NextWave in connection with their plans to bid on PCS licenses in the recently completed C-block auctions conducted by the FCC. The financing originally consisted of $5 million of equity and $25 million in a convertible secured loan. Funds used for the financing were primarily derived from the public offering made in August 1995. As part of the transaction, NextWave has committed to purchase a portion of its PCS infrastructure and subscriber equipment requirements from the Company. In March 1996, the Company increased its equity stake to $20 million by converting $15 million of the convertible secured loan balance to equity. Of the remaining $10 million loan, $9.6 million was repaid in the fiscal third quarter and $.4 million was converted into a three-year note with an equity conversion option. The Company holds less than 10% of NextWave's outstanding shares and is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity. See Note 4.

In the first nine months of fiscal 1996, the Company's financing activities provided net cash of $24.9 million compared to $14.3 million in the first half of fiscal 1995. The first nine months of fiscal 1996 included proceeds from the sale and lease back of manufacturing equipment to QPE, additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan, which were partially offset by the retirement of the $20 million note on the San Diego Design Center. Net cash provided in the first nine months of fiscal 1995 were primarily related to additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan.

In July 1996, QPE completed negotiations on two bank credit facilities totaling, in the aggregate, $200 million. The secured revolving credit facilities are non-recourse to the Company and the minority interest holder in QPE.

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

Item 4.    Submission of Matters to a Vote of Security Holders
None.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
(a)   Exhibit
      11.1-Computation of Earnings Per Share

(b)   Reports on Form 8K
      No reports on Form 8-K have been filed during the quarter for which this report is filed.