Form 10-K
period 1996-09-29
QUALCOMM INC/DE
filed 1996-12-03
CIK 804328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-19528

                             QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    DELAWARE                                       95-3685934
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
                6455 LUSK BLVD.                                    92121-2779
             SAN DIEGO, CALIFORNIA                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 587-1121
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X      NO  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non affiliates of the registrant as of November 25, 1996 was $2,414,522,124.*

     The number of shares outstanding of the registrant's common stock was 66,601,029 as of November 25, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1996 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 29, 1996.

     Certain Exhibits filed with the registrant's (i) Registration Statement on Form S-1 (Registration No. 33-42782), as amended; (ii) Annual Report on Form 10-K for the fiscal year ended September 27, 1992; (iii) Registration Statement on Form S-3 (Registration No. 33-62724), as amended; (iv) Annual Report on Form 10-K for the fiscal year ended September 26, 1993; (v) Form 10-Q for the quarter ended March 27, 1994, as amended; (vi) Registration Statement on Form S-8 (Registration No. 333-2750); (vii) Registration Statement on Form S-8 (Registration No. 333-2752); (viii) Registration Statement On Form S-8 (Registration No. 333-2754); (ix) Registration Statement on Form S-8 (Registration No. 333-2756); and (x) Current Report on Form 8-K dated as of September 26, 1995, are incorporated herein by reference into Part IV of this Report.
---------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 25, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUALCOMM INCORPORATED

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I
  Item 1.    Business....................................................................    1
             Introduction................................................................    1
             Recent Developments.........................................................    2
             Wireless Telecommunications Industry........................................    3
             Strategy....................................................................    4
             CDMA Technology and Products................................................    5
             OmniTRACS...................................................................    9
             Globalstar..................................................................   10
             Eudora Electronic Mail......................................................   11
             Government Systems..........................................................   11
             Manufacturing and Backlog...................................................   12
             Research and Development....................................................   12
             Competition.................................................................   12
             Patents, Trademarks and Trade Secrets.......................................   13
             Employees...................................................................   13
             Executive Officers..........................................................   14
             Risk Factors................................................................   17
             Reliance on Key Personnel...................................................   24
             Volatility of Stock Price...................................................   25
  Item 2.    Properties..................................................................   25
  Item 3.    Legal Proceedings...........................................................   26
  Item 4.    Submission of Matters to a Vote of Security Holders.........................   26
PART II
  Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters........   27
  Item 6.    Selected Financial Data.....................................................   28
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................   29
  Item 8.    Financial Statements........................................................   36
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures.................................................................   36
PART III
  Item 10.   Directors and Executive Officers of the Registrant..........................   36
  Item 11.   Executive Compensation......................................................   36
  Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   36
  Item 13.   Certain Relationships and Related Transactions..............................   36
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   37
Signatures   ............................................................................   40

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's (the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, uncertainty regarding the Company's patents and propriety rights (including the risk that the Company may be forced to engage in costly litigation to protect such patents and rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), difficulties in obtaining components needed for production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Risk Factors and Management's Discussion and Analysis of Financial Conditions and Results of Operations.

INTRODUCTION

     QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company designs, develops, markets and manufactures wireless communications, infrastructure and subscriber equipment and Application Specific Integrated Circuits ("ASICs") based on its Code Division Multiple Access ("CDMA") technology and has licensed its CDMA technology to major telecommunications equipment suppliers for incorporation into their wireless communications products. QUALCOMM designed and is manufacturing, distributing and operating the OmniTRACS system, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed-site customers. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar L.P. ("Globalstar") satellite-based communications system. In addition, the Company develops, markets and manufactures a variety of other communications products, including Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

     The Company's CDMA technology has been developed for implementation in cellular, personal communications services ("PCS") and Wireless Local Loop ("WLL") systems as well as other wireless applications. Wireless networks based on the Company's CDMA technology have been commercially deployed and are under development in a number of markets around the world. CDMA has emerged as the leading digital technology for cellular and PCS applications in the U.S., having been adopted by a number of the largest cellular and PCS carriers covering over 95% of the U.S. population. Internationally, CDMA has been introduced in Hong Kong and South Korea and is being evaluated in numerous other markets worldwide. To support the deployment of CDMA equipment, the Company has entered into a number of royalty-bearing license agreements with major telecommunications companies throughout the world. These companies include Alps Electric, DENSO, DSP Communications, Fujitsu, Hughes Network Systems ("Hughes"), Hyundai Electronics, Kenwood, Kyocera, LGIC, Lucent Technologies ("Lucent"), Matsushita, Maxon, Mitsubishi, Motorola, NEC, NOKIA, Northern Telecom ("Nortel"), OKI Electric, Samsung Electronics, Sanyo, Siemens, Sony, Toshiba and VLSI Technology. The Company and its licensees are developing, marketing and manufacturing CDMA wireless infrastructure and subscriber equipment and ASICs for wireless networks worldwide. The Company has entered into agreements with Hughes and Nortel to support the design and manufacture of CDMA infrastructure equipment and a joint venture with Sony, QUALCOMM Personal Electronics ("QPE"), to develop, manufacture and market subscriber equipment.

     The Company's OmniTRACs system provides two-way data messaging and position reporting services to mobile users, primarily transportation operators in the long haul trucking industry. The Company has sold over 175,000 OmniTRACS terminals worldwide in 33 countries, both directly and through joint ventures and strategic alliances. The Company operates a Network Management Facility ("NMF") in the U.S. which currently processes an average of 4 million messages and position reports per day to over 650 customers. The Company also develops and licenses complementary software products and services which enhance the functionality of the OmniTRACS system and increase messaging unit volume.

RECENT DEVELOPMENTS

     A number of important milestones toward large-scale commercialization of the Company's CDMA technology have been achieved. In the U.S., CDMA has emerged as the leading digital technology for cellular and PCS applications. A number of the largest domestic cellular carriers have selected CDMA as their digital platform, including AirTouch Communications, ALLTEL Mobile, Ameritech, Comcast Cellular Communications, GTE Mobilnet, Bell Atlantic Nynex Mobile, 360 degrees Communications and US WEST. A significant number of the largest PCS carriers have announced their selection of CDMA for use in their systems, including PrimeCo Personal Communications, L.P. ("PrimeCo"), a partnership of AirTouch Communications, Bell Atlantic Nynex Mobile and US WEST; Sprint Spectrum L.P. ("Sprint Spectrum"), a partnership of Sprint Corporation, Tele-Communications Inc., Cox Communications Inc. and Comcast Corp.; and NextWave Telecom, Inc. ("NextWave").

     After extensive field testing and industry review and standardization, the Company's CDMA technology is now being deployed in a number of markets around the world. CDMA-based wireless systems were successfully launched in both south Korea and Hong Kong and the Company believes the South Korean system was serving approximately 600,000 subscribers as of November 1996. In the fall of 1996, PrimeCo launched PCS service in 15 major U.S. cities, including Chicago, Dallas, Fort Lauderdale, Ft. Worth, Honolulu, Houston, Jacksonville, Miami, Milwaukee, New Orleans, Norfolk, Orlando, Richmond, San Antonio and Tampa. The launch represented the largest domestic multimarket wireless system deployment to date, covering a population of over 60 million, as well as the first commercial multimarket launch of CDMA at 1900 MHz. The Company believes that, at November 30, 1996, commercial CDMA systems served approximately 700,000 subscribers worldwide. Other CDMA networks are expected to be commercially deployed in the U.S. and internationally in the coming year, including a number of U.S. cellular and PCS service providers.

     The Company has an agreement with Nortel providing for the production and delivery of infrastructure equipment for CDMA wireless systems. Pursuant to the agreement, Nortel has access to QUALCOMM's product designs for digital cellular, PCS and WLL infrastructure products and in return purchases from QUALCOMM a minimum percentage of Nortel's CDMA infrastructure equipment requirements for resale to its customers. In February 1996, the Company announced it will supply Nortel with approximately $200 million of PCS infrastructure equipment and RF services as part of Nortel's estimated $1 billion equipment supply agreement with Sprint Spectrum. Other major customers under this agreement include BCTel Mobility Cellular and Bell Mobility. As of November 30, 1996, the Company has shipped approximately 375 base stations and related infrastructure equipment to PCS and cellular operators in North America.

     In September 1996, the Company and Hughes entered into an agreement providing for design and production of infrastructure equipment for CDMA wireless systems. Pursuant to the agreement, Hughes will have access to QUALCOMM's product designs for digital cellular, PCS and WLL infrastructure products and in return will purchase a minimum percentage of Hughes' CDMA infrastructure equipment requirements for resale to its customers. In October 1996, Hughes announced a strategic supply agreement with NextWave under which Hughes will supply up to $245 million of CDMA infrastructure equipment for NextWave's PCS network, with an option to expand such amount to $1 billion over the next six years under certain conditions. Pursuant to the agreement with Hughes, QUALCOMM will supply a percentage of the infrastructure equipment to be shipped by Hughes to NextWave.

     During 1996, QPE dedicated a new manufacturing facility and completed the installation of eight production lines in order to support existing and future orders for CDMA telephones. In June 1996, Sprint Spectrum and PrimeCo announced awards approximating $500 million and $350 million, respectively, to QPE for CDMA subscriber equipment. Shipments under the contracts began in 1996 and are scheduled to continue through 1998. As of September 30, 1996, the Company had produced approximately 400,000 handsets for delivery, approximately 200,000 of which were shipped in the fourth quarter of fiscal 1996.

     In September 1996, Globalstar completed an important milestone when forward and reverse link calls using the Company's CDMA technology were successfully completed in a laboratory environment. Globalstar has entered into a four-year agreement for QUALCOMM to design and develop subscriber equipment and ground communications equipment for the Globalstar system. Total revenues under the contract to QUALCOMM are estimated to exceed $500 million at completion, $213 million of which has been recognized by QUALCOMM to date.

WIRELESS TELECOMMUNICATIONS INDUSTRY

     Overview. Demand for wireless telecommunications services has grown dramatically since the commercial introduction of cellular telephony in 1984. This demand is largely attributable to the widespread availability and increasing affordability of mobile telephony, paging and other emerging wireless telecommunications services. Technological advances and a regulatory environment more favorable to competition have also served to stimulate market growth. In less developed countries, wireless services have become an alternative to fixed wireline services which are characterized by poor quality, limited capacity and long installation waiting periods.

     The Company believes the demand for wireless telecommunications will continue to grow dramatically. Currently, wireless penetration in the U.S. is estimated to be 16% and, according to Paul Kagan Associates, Inc., is expected to be approximately 48% by 2006. As reported by the Cellular Telephone Industry Association, the compound annual growth rate of cellular subscribers exceeded 45% from 1993 through 1995. Despite this rapid growth in the number of cellular subscribers, wireless minutes of use represent only a small percentage of total telecommunications traffic. The Company believes that the anticipated lower cost and higher quality of wireless service, combined with technological improvements in handsets, will fuel further growth in the wireless market. In addition to lower prices, the Company believes that increased voice quality, battery life and functionality and awareness of the productivity, convenience and emergency communications capability associated with wireless services will contribute to the growth in demand for wireless airtime.

     Technology. Wireless telecommunications service is currently available using either analog or digital technology. The majority of cellular services transmit voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Although it is more widely deployed than digital, analog technology today has several limitations, including limited capacity, inconsistent service quality (e.g., poor voice quality and dropped calls), lack of effectiveness in preventing "eavesdropping," susceptibility to fraud and "cloning" and unreliability in data transfer. Digital wireless telecommunications systems overcome the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digital-based transfer systems to offer new and advanced services including greater call privacy, fraud protection, single number service, integrated voice and paging and enhanced wireless data transmission services such as e-mail, facsimile and wireless connections to computer networks.

     Two primary digital technologies are available for cellular, PCS and WLL applications -- CDMA and Time Division Multiple Access ("TDMA")/("GSM") Global System for Mobile Communications. In July 1993, the Telecommunications Industry Association ("TIA") adopted a North American interim standard (IS-95) for cellular telecommunications based on QUALCOMM's CDMA technology. In April 1995, the Company's CDMA technology was approved as a standard for PCS which was published as ANSI standard J-STD-008. A form of TDMA has been adopted as a standard for cellular and PCS in the U.S. and GSM has been adopted as a standard for PCS in the U.S. and for cellular and PCS in Europe. Most major telecommunications equipment manufacturers are offering both CDMA and TDMA/GSM infrastructure and subscriber equipment, including Hughes, Lucent, Matsushita, Mitsubishi, Motorola, Nortel and Samsung. The Company believes CDMA networks will offer end-users significant advantages, including increased capacity, higher quality, fewer dropped calls, lower system costs and enhanced privacy, when compared to analog and other digital technologies.

     Personal Communications Services. PCS is a digital wireless communications system using cellular wireless technologies operating at frequencies ranging from 1800 MHz to 2000 MHz. In order to increase competition in wireless communications and promote the rapid deployment of advanced technologies, Congress enacted legislation directing the FCC to assign radio frequency licenses for PCS by competitive bidding. In March 1995, the FCC completed its first auction, the A-Block and B-Block Auction, resulting in the award of two licenses for 30 MHz each of spectrum in each of 51 major trading areas. Each licensee must construct networks that serve at least one-third of the population in its markets within five years of the grant of the applicable license and at least two-thirds of the population within ten years. The C-Block Auction, comprised of 30 MHz basic trading area ("BTA") licenses, was recently completed and the auction of the 10 MHz D-Block, E-Block and F-Block BTA licenses commenced in August 1996. As with digital cellular, PCS is expected to include a number of attractive features, such as (i) the provision of all services to one untethered, mobile number, (ii) low priced service options, (iii) in the near future, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services and (iv) increased security and fraud protection.

     Wireless Local Loop. WLL systems provide fixed (non-mobile) telephone services to users by transmitting voice messages over radio waves from the public switched network to the location of the fixed telephone. WLL systems are an attractive alternative to traditional copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. The installation of WLL systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables. WLL systems increasingly are being adopted in developing markets in order to quickly respond to the large unmet demand for communications services. In many international markets, including the People's Republic of China, India, Indonesia and Brazil, fixed telephone systems are inadequate to handle demand with telephone line penetration ranging from less than 1% to less than 10% compared with over 50% in major developed markets.

STRATEGY

     QUALCOMM's strategy is to be a leading provider of CDMA-based digital wireless communications products, services and technologies. The Company believes its proprietary CDMA technology to be an ideal base for digital cellular service, PCS, WLL, data services, wireless Private Branch Exchange ("PBX") systems, satellite-based voice and data communications and other wireless services serving broad geographic areas. Elements of QUALCOMM's strategy include:

     PROMOTE WORLDWIDE COMMERCIALIZATION OF CDMA

     CDMA has emerged as the leading technology in North America for digital cellular and PCS and systems, and is a leading technology internationally. This acceptance of the Company's CDMA technology is evidenced by the broad commercial deployment of CDMA already undertaken in numerous markets in the U.S., South Korea and Hong Kong, and the commercial deployments announced in South America, elsewhere in Asia, Europe and Africa. Based upon public announcements by PCS licensees and cellular service providers, the Company estimates that CDMA technology will be employed by cellular and PCS service providers whose networks cover approximately 95% of the U.S. population. In order to facilitate worldwide implementation of CDMA, the Company has entered into numerous royalty-bearing license agreements, including agreements with twenty-one subscriber, nine infrastructure, two ASICs and fourteen test equipment licensees. The Company continues to participate actively in various standards-setting organizations, trade organizations and seminars in order to expand commercial implementation of CDMA.

     REMAIN A LEADER IN PRODUCT MANUFACTURING

     During fiscal 1996, QUALCOMM was the leading provider of CDMA-based digital subscriber equipment, and a key component of the Company's strategy is to remain a leading CDMA equipment provider. QUALCOMM manufactures infrastructure and subscriber equipment for direct sale to operators of cellular, PCS and WLL applications, and supplies proprietary ASICs to other CDMA subscriber and infrastructure equipment suppliers. The Company will continue to expand its manufacturing capacity and establish strategic alliances with third parties to meet the demand for CDMA infrastructure and subscriber equipment. Further, the Company intends to support the sales and marketing of its CDMA equipment by arranging or providing for financing for purchasers of the Company's cellular, PCS and WLL equipment where required.

     LEVERAGE INDUSTRY PARTNERSHIPS

     Industry partnerships with leading domestic and international communications companies help QUALCOMM facilitate the development, design, funding and commercialization of new products and services, and enable the Company to participate in a broader range of wireless communications product and service opportunities. The Company is licensing its CDMA technology to equipment manufacturers to encourage the wide-scale adoption of CDMA. In addition, QUALCOMM has and will continue to enter into strategic alliances, such as those with Nortel and Hughes, to promote the deployment of CDMA equipment and generate manufacturing revenue for the Company. The Company has formed QPE, a joint venture with Sony, to develop and manufacture subscriber equipment. The Company has also entered into service and equipment supply agreements with numerous international partners, including Alcatel, to further the penetration of OmniTRACs around the world. From time to time the Company may invest in domestic or international wireless carriers (such as Globalstar, NextWave and Shinsegi Mobile Telecom) where such investment strengthens the carriers' commitment to CDMA and/or QUALCOMM's role as a supplier of equipment.

     FOCUS ON CORE TECHNOLOGIES

     QUALCOMM's proprietary core technologies are used in a variety of digital wireless communications systems that are deployed in terrestrial, airborne or satellite-based products. The Company continues to place strong emphasis on filing and obtaining U.S. and foreign patents and other forms of intellectual property protection for its technology. The Company has been issued approximately 90 U.S. patents and has 275 patent applications pending in the United States. The Company believes that its issued patents provide broad coverage for many digital wireless applications of CDMA, including satellite, cellular, cordless telephone, PCS, wireless PBX and WLL applications, as well as the Company's OmniTRACS system. The Company also actively pursues foreign patent protection in other countries of interest to the Company. The Company attempts to leverage its technology across product and business areas.

CDMA TECHNOLOGY AND PRODUCTS

     The Company's CDMA technology is a proprietary integrated software and hardware system for digitally transmitting telecommunication signals in a wireless network. Unlike analog or other digital systems, QUALCOMM's CDMA system can reuse the same spectrum in each antenna sector of each cell in a cellular system. This provides a more efficient use of the allocated spectrum resulting in an increase in capacity. Using the Company's CDMA technology, multiple calls are coded and transmitted across a 1.25 MHz channel. Each CDMA telephone is assigned its own code to encode analog voice signals that have been converted into digital bit streams using the Company's proprietary PureVoice vocoders. The coded signals are then transmitted over the air to the cell site, where they are then processed by a CDMA channel unit or modem.

     The Company's CDMA technology competes primarily with analog and TDMA/GSM based systems to implement wireless systems in the cellular, PCS and WLL markets. Repeated field trials have demonstrated that the Company's CDMA technology provides the following advantages over analog technology and the other digital technologies:

     Increased Capacity. The Company's CDMA technology allows a greater number of calls within the allocated frequency than other systems, thus increasing subscriber capacity to as much as 10 to 20 times the current analog system. Under certain system configurations, even greater capacity increases are achievable.

     Higher Quality. There are inherent quality advantages in the Company's CDMA technology that result in a consistently higher quality voice and data transmission throughout the coverage area for mobile and portable telephone operations.

     Fewer Dropped Calls. The Company's CDMA technology is designed to allow for "soft hand-off" when a user switches from one cell site to another, thus reducing the number of dropped calls compared to analog and TDMA/GSM systems.

     Enhanced Privacy. Because calls made over CDMA systems are low power, wide band and coded, the Company's CDMA technology inherently provides greatly improved privacy for users.

     Lower Power and Extended Talk Time. The Company's proprietary power control system constantly monitors and adjusts mobile telephone power output to the minimum level required to achieve high quality voice or data transmission. As a result, the average power required to operate CDMA handsets is typically reduced from one-twenty-fifth to one-thousandth of the power required for analog cellular telephones that are currently available on the market. Lower average power results in longer battery life and lighter weight, lower cost portable telephones, and also significantly increases talk and standby time.

     Lower Infrastructure Costs and Easier Transition. CDMA systems can achieve the same level of coverage as the current analog or TDMA/GSM based systems using fewer cells, which reduces overall infrastructure cost and the subsequent maintenance cost of CDMA systems. In addition, the Company's CDMA technology is expected to offer an easier transition from analog to digital than competing technologies because less frequency must be reallocated to produce acceptable capacity gains and high quality digital service.

     LICENSING OF CDMA TECHNOLOGY

     As part of QUALCOMM's strategy to support worldwide adoption of its CDMA technology, QUALCOMM licenses to third parties the rights to design, manufacture and sell products utilizing CDMA technology. The following chart lists the Company's licensees:

     INFRASTRUCTURE EQUIPMENT    SUBSCRIBER EQUIPMENT        TEST EQUIPMENT
     --------------------------  --------------------------  --------------------------
     Fujitsu                     Alps Electric               Advantest
     Hughes                      DENSO                       Anritsu Corporation
     Hyundai Electronics         Fujitsu                     Comarco Wireless
     LGIC                        Hughes                      Grayson Electronics
     Lucent                      Hyundai Electronics         Hewlett-Packard
     Motorola                    Kenwood                     IFR Systems
     NEC                         Kyocera                     LCC
     Nortel                      LGIC                        Racal
     Samsung Electronics         Lucent                      Rohde & Schwarz
                                 Matsushita                  Rotadata
     ASICS                       Maxon                       Safeco
     --------------------------  Mitsubishi                  Sage Instruments
                                 Motorola                    Tektronix
     DSP Communications          NEC                         Wavetek
     VLSI Technology             NOKIA
                                 OKI Electric
                                 Samsung Electronics
                                 Sanyo
                                 Siemens Wireless Terminals
                                 Sony
                                 Toshiba

     The Company's CDMA license agreements generally provide cross-licenses to QUALCOMM to use certain of its licensees' technology to manufacture and sell certain CDMA equipment. Licensees are required to pay the Company license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber and infrastructure equipment. License fees are nonrefundable and are generally paid in one or more installments. In many cases, the use by the Company of its licensees' technology is royalty free. In some cases, if the Company incorporates any of this technology into its products, it is obligated to pay royalties on the sale of such products. Lucent and Motorola are entitled, subject to the terms of their respective agreements, to share in a percentage of third party royalties and license fees paid by licensees to the Company.

     INFRASTRUCTURE PRODUCTS

     QUALCOMM is developing, manufacturing and marketing CDMA cellular, PCS and WLL infrastructure products. The Company's infrastructure product lines include Base Transceiver Station ("BTS") and Base Station Controller ("BSC") equipment built in compliance with the IS-95 and J-STD-008 standards. The BTS and BSC have been designed to provide a complete turnkey solution for cellular, PCS and WLL applications, integrating traditional switching functionality with the BSC equipment configuration and software functionality. The BSC links BTS equipment together allowing communication between mobile equipment within the system using packet based switching, and connecting these mobile units with existing wireline networks. The BSC provides mobility management, vocoding functions, routing of calls, service features when applicable, customer billing, and operations, administration and maintenance functionality.

     In 1994, the Company announced the formation of a strategic alliance with Nortel to integrate the BTS and BSC technology of QUALCOMM with the wireless products of Nortel. Pursuant to the agreement, Nortel has access to the Company's product designs for digital cellular, PCS and WLL infrastructure products and in return purchases from QUALCOMM a minimum percentage of Nortel's CDMA infrastructure equipment requirements for resale to its customers. QUALCOMM and Nortel will also provide turnkey installation of CDMA networks, including network coverage and planning services, cell site commissioning, back-haul equipment installation, customer training and support. In February 1996, the Company announced its agreement to supply Nortel with approximately $200 million of PCS infrastructure equipment and RF services as part of Nortel's estimated $1 billion equipment supply agreement with Sprint Spectrum. Other major customers under this agreement include BCTel Mobility Cellular and Bell Mobility. As of November 30, 1996, the Company has shipped approximately 375 base stations and related infrastructure equipment to PCS and cellular operators in North America.

     In September 1996, the Company and Hughes entered into an agreement providing for the design and production of infrastructure equipment for CDMA wireless systems. Pursuant to the agreement, Hughes will have access to QUALCOMM's product designs for digital cellular, PCS and WLL infrastructure products and in return will purchase a minimum percentage of Hughes' CDMA infrastructure equipment requirements for resale to its customers. In October 1996, Hughes announced a strategic supply agreement with NextWave under which Hughes will supply up to $245 million of CDMA infrastructure equipment over the next six years for NextWave's PCS network, with an option to expand such amount to $1 billion under certain conditions. Pursuant to the agreement with Hughes, QUALCOMM will supply a percentage of the infrastructure equipment to be shipped by Hughes to NextWave.

     Pursuant to an Equipment Requirements Agreement with QUALCOMM, upon satisfaction of certain conditions, NextWave is obligated to purchase approximately 50% of NextWave's infrastructure equipment requirements from QUALCOMM. The agreement also provides that QUALCOMM will offer 100% financing for equipment purchased under such agreement, on commercial terms. The terms of the equipment purchases, including equipment financing arrangements, will be established in a further agreement to be negotiated in good faith by the parties. There can be no assurance that such an agreement will be concluded.

     Cellular, PCS and WLL system operators increasingly are requiring their suppliers to arrange or provide long-term financing as a condition to obtaining or bidding on infrastructure projects. These projects may require the Company to arrange or provide financing of amounts ranging from modest sums to over a billion dollars on any particular project. The Company has committed to arrange or provide financing for up to $200 million of PCS infrastructure equipment and related services and costs to Sprint Spectrum, and is currently in negotiations with a number of PCS service providers regarding potentially significant equipment supply agreements and related financing.

     The Company's CDMA technology is in use or has been approved for use in a number of markets around the world, including, among others, Brazil, Japan, India, Indonesia, People's Republic of China, Pakistan, Russia, South Korea and Vietnam. The Company plans to pursue international opportunities for the sale of CDMA infrastructure equipment, either as a prime contractor, through its agreements with Nortel and or

Hughes or through international joint venture partners. As part of such equipment sales, the Company may be required to arrange or provide long-term financing.

     SUBSCRIBER PRODUCTS

     QUALCOMM designs, manufactures and markets digital phones utilizing CDMA technology for cellular, PCS, and WLL applications. The cellular and PCS phones are manufactured through QPE, a joint venture with SONY Electronics formed in 1994. In December 1995, QUALCOMM and SONY signed an agreement to expand the partnership to jointly market, sell and support wireless CDMA portable phones in the U.S. The agreement applies to handsets sold to carrier distribution channels, OEM customers and corporate customers in the U.S. QUALCOMM maintains a 51% ownership in QPE.

     In the first half of 1995, the Company introduced the QCP-800 and QCP-1900 portable telephones. The QCP-800 is a dual-mode (analog/CDMA) telephone designed for cellular users at 800 MHz and provides up to five hours of talk time and 48 hours of standby time on a single battery when providing CDMA service. The QCP-1900 is for PCS users at 1900 MHz and provides up to four hours of talk time and 48 hours of standby time on a single battery. Both telephones support advanced features including caller identification, voice mail notification, data communications, facsimile, advanced paging, short message services and over-the-air activation. Furthermore, both telephones support data transmission rates approaching 14.4 Kbps and incorporate QUALCOMM's 13 Kbps PureVoice voice coding which offers voice quality independently judged to be equal to that of a wired telephone. Production volumes of the QCP-800 and the QCP-1900 telephones are currently being shipped to service providers and licensees worldwide. The Company is also designing next generation telephones for cellular, PCS and WLL application, which are expected to provide for advanced data features and will be lighter, use less power and have longer battery life than existing models.

     In fiscal 1996, the Company experienced a significant increase in subscriber unit production for both cellular and PCS phones. During this period, the Company produced approximately 400,000 CDMA handsets, the majority of which were allocated to the South Korean and Hong Kong markets where commercial CDMA cellular systems are in operation. In 1996, the Company entered into contracts to supply CDMA handsets with Sprint Spectrum and PrimeCo valued at $500 million and $350 million, respectively. In the fourth quarter of fiscal 1996, large volumes of PCS phones were produced for Sprint Spectrum and PrimeCo for deployment in their PCS systems.

     In 1996, the Company began to produce the QCT-1000 CDMA fixed wireless telephone designed for worldwide use in residential and small business WLL applications. Other WLL products under development include the QCT-6000, a full feature system offering voice, fax and data capabilities for use in business settings, and the QCT-8000 wireless PBX designed for locations with small clusters of subscribers such as small villages or office and apartment buildings.

     ASIC PRODUCTS

     The Company designs and incorporates its proprietary CDMA ASICs in its own subscriber and infrastructure equipment and also sells them to its licensees for incorporation in equipment under the terms of the related license agreements. In fiscal 1996, the Company entered into license arrangements with DSP Communications and VLSI Technology covering certain ASIC patents belonging to QUALCOMM. The Company currently relies on several independent foundries to manufacture all of its ASICs. The Company's strategy is to utilize a number of qualified foundries that it believes provide cost, technology or capacity advantages for specific products. The Company currently has arranged with Intel, IBM and Philips for such ASIC manufacturing. In support of its licensees manufacturing CDMA equipment, QUALCOMM shipped over 2 million of its CDMA ASICs in fiscal 1996.

     QUALCOMM ASIC products provide complex solutions for a variety of wireless communication applications including CDMA cellular, PCS, and WLL applications. Product offerings include a complete selection of integrated circuits for frequency synthesis, forward error correction ("FEC"), voice compression and automatic gain control ("AGC"). Frequency synthesizer products encompass direct digital synthesizers and frequency synthesizer evaluation boards. FEC devices include industry leading Viterbi decoders and trellis coders. Voice compression products include variable rate vocoders and vocoder evaluation boards. AGC amplifiers include both receive and transmit components. CDMA ASICs include the Mobile Station Modem ("MSM"), Baseband Analog Processor ("BBA") and Cell Station Modem ("CSM"). The CDMA chips are designed for increased functionality with fewer components, which reduces the size and overall cost of the manufactured product.

     The MSM is a complete, single integrated circuit solution for CDMA and FM digital baseband processing for dualmode CDMA/analog cellular telephones. In the fourth quarter of fiscal 1996, the next generation MSM (MSM2.2) was introduced to the marketplace for dual-mode CDMA/analog subscriber applications. The MSM
2.2 is an improved ASIC which supports both the 8 Kbps (normal) and 13 Kbps PureVoice speech vocoders on a single chip for dual-mode CDMA/analog cellular and PCS subscriber applications. With low power consumption and IS-95 compliant performance, the MSM 2.2 simplifies design decisions and reduces the complexity of the final product which provides an important advantage to the telephone manufacturer in terms of physical area, cost and battery life. Production shipments of MSM 2.2 are expected to commence in the first quarter of fiscal 1997. The BBA implements the CDMA/FM portion of a dual-mode CDMA analog telephone which bridges the analog RF processing and the digital processing sections of the cellular telephone. The CSM provides a cost reduction and system integration enhancement for the base station unit. The CSM incorporates the CDMA modulator, CDMA demodulator and serial Viterbi decoder functions on single chip, providing reduced costs and improved functionality. All of the Company's CDMA ASICs are currently available to QUALCOMM's CDMA licensees throughout the world.

     QUALCOMM's Very Large Scale Integrated ("VLSI") products group designs and sells a number of sophisticated signal system components in the electronics industry. These processing elements include Viterbi and trellis decoders, speech encoders, direct digital synthesizers and phase locked loops. Many of these products are used as components of QUALCOMM's systems and products. QUALCOMM also markets and distributes these products to communications system developers throughout the world through a network of domestic and international sales representatives. Designing its own circuits permits the Company to exercise greater product control, enhance quality, reduce costs and rapidly bring its new systems and products to market.

OMNITRACS

     QUALCOMM's OmniTRACS communications system provides two-way data messaging and position reporting services for transportation companies. Through September 30, 1996, the Company has sold over 175,000 OmniTRACS systems worldwide. Message transmission and position tracking are provided by use of transponders on commercially available geostationary earth orbit satellites, providing a single network, eliminating the limited coverage and accuracy problems inherent in land-based systems and allowing dispatchers to remain in close contact with their fleets at all times. The OmniTRACS system helps transportation companies improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals and vehicle and driving performance information.

     The OmniTRACS system was first introduced in the U.S. in 1988, and is currently operating in 32 countries around the world (in addition to the U.S.). To implement the OmniTRACS system, the Company utilized its spread spectrum technology to develop a proprietary signal processing technique that enables the OmniTRACS system to operate without interfering with other satellite transmissions and to tolerate legal levels of interference. The system operates on leased commercial Ku-band or C-band satellite transponders. Position reporting is accomplished through either the use of a pilot signal on a second satellite using a proprietary feature of the OmniTRACS system called QASPR (QUALCOMM Automatic Satellite Position Reporting System) or the use of the U.S. Government-funded Global Positioning System.

     UNITED STATES BUSINESS

     The Company generates revenues from its OmniTRACS system in the U.S. by manufacturing and selling OmniTRACS mobile terminals and related software packages and by providing ongoing messaging and maintenance services. The Company sells its OmniTRACS products in the U.S. primarily through its direct sales force, including software systems and field engineering support personnel in five regions throughout the United States. The Company provides field support out of each sales office, including technical software support.

     Customers for U.S. operations include over 650 U.S. transportation companies, primarily in the trucking industry. The Company is currently processing approximately 4 million messages and position reports per day. Message transmissions for U.S. operations utilize a Ku-band satellite transponder and are formatted and processed at an NMF operated by QUALCOMM. The primary NMF is located in San Diego, California and a fully capable backup NMF is located in Las Vegas, Nevada. QUALCOMM is the only provider to have such a backup hub to service its customers.

     The Company has primarily targeted the for-hire, long-haul irregular route truck load segment of the trucking market. The Company believes the targeted truckload market in the U.S., including private carriers, consists of over 500,000 trucks and includes flatbeds, household movers, dry vans and refrigerated carriers. The Company markets its OmniTRACS products and services to other trucking market segments such as the less-than-truckload and to other industries and has sold OmniTRACS products for use by private trucking fleets, service vans, ships, trains and federal emergency vehicles and for oil and gas pipeline control and monitoring sites.

     INTERNATIONAL BUSINESS

     The Company's strategy is to work with international telecommunications companies and operators to establish OmniTRACS operations in foreign markets. The OmniTRACS system is operating in 32 countries throughout Europe and in Canada, Japan, Brazil, Mexico, Malaysia and South Korea, in addition to its U.S. operations. Internationally, the Company generates revenues from the OmniTRACS system through license fees, sales of network equipment and terminals and fees from engineering support services. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

     QUALCOMM distributes its products through partners in other countries. In these countries the Company provides units for the Ku-band or C-band frequencies. Ku-band is allocated at a higher frequency spectrum than C-band. In addition, the Company has invested or may choose to invest in certain of its current or future operators.

     In the Ku-Band, the Company distributes its products through partners in Europe, Japan, Mexico and South Korea. In Europe, the Company has entered into a joint venture with Alcatel, known as ALCATEL QUALCOMM, which is owned 66% by Alcatel N.V. and 34% by the Company. ALCATEL QUALCOMM commenced commercial service in 1990 and has primary responsibility for managing and supporting the OmniTRACS European operations (referred to in Europe as "EutelTRACS") and for obtaining service providers in each country or territory. ALCATEL QUALCOMM also has rights to develop, manage and support EutelTRACS in Eastern Europe, the Middle East and North Africa. The Company sells the OmniTRACS terminals to ALCATEL QUALCOMM for resale and shares in a percentage of the license and maintenance fees paid to ALCATEL QUALCOMM. ALCATEL QUALCOMM has the option to acquire a royalty bearing license from the Company to manufacture the OmniTRACS terminals for sale only in the joint venture's territory. In Japan, the Company's partners are Denso Corporation and Itochu, which commenced commercial service in 1993. In Mexico, the Company's partner is Corporation Nacional de Radiotermination SA, which commenced commercial service in 1994, and in South Korea, the Company's partner is Samsung America, which commenced commercial service in 1996.

     In the C-band, the Company distributes its products through partners in Brazil and Malaysia. In Brazil, the Company's partner is AUTOTRAC Commercia e Telecomunicacoes SA which commenced commercial service in 1994, and in Malaysia, the Company's partner is QUALCOMM ASEAN Co. Ltd., which commenced commercial service in 1996.

GLOBALSTAR

     QUALCOMM, Loral and other companies have formed Globalstar, a limited partnership to design, construct and operate a worldwide, low-earth-orbiting ("LEO") satellite-based digital telecommunications system using QUALCOMM's CDMA technology. Globalstar intends to offer low-cost, high-quality voice telephony and other digital telecommunications services such as data transmission, paging, facsimile and position location to areas currently under-served or not served by existing wireline and cellular telecommuni-cations systems. The system will allow existing service providers to rapidly extend their coverage area and to enhance their provision of telecommunications services to new and current users.

     Globalstar has entered into a four-year agreement for QUALCOMM to design, develop, manufacture, install, test and maintain four gateways, two ground operations control centers and 100 pre-production subscriber terminals. A portion of the ground operations control centers is being developed and manufactured under a subcontract by a Loral subsidiary. Total revenues under the contract to QUALCOMM are estimated to exceed $500 million at completion, $213 million of which have been recognized by QUALCOMM to date. QUALCOMM is reimbursed for its development services on a cost-plus basis. In September 1996, Globalstar completed an important milestone when forward and reverse link calls were successfully completed in a laboratory environment.

     It is anticipated that Globalstar will require capital of approximately $2.5 billion prior to full scale commercial implementation of its system. To date, Globalstar has received funds and financing commitments totaling approximately $1.4 billion. Such capital is being used, in part, to fund the development agreement. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement and which would have a material adverse affect on QUALCOMM's business and results of operations. The Globalstar development agreement is terminable at the election of Globalstar in the event that Globalstar abandons its efforts to develop the satellite-based communications system.

     The Company's interest in Globalstar is owned indirectly through certain limited partnerships. The Company's current ownership interest in Globalstar is approximately 7.2%.

EUDORA ELECTRONIC MAIL

     The Company has developed Eudora, an electronic mail software application which is marketed in commercial and freeware versions and available for both the Macintosh and Windows platforms. The Company estimates that Eudora currently serves over 18 million users, including over 3 million users of Eudora's commercial version, making it the leading Internet e-mail application in terms of total subscribers. Eudora software adheres to Internet standards so users can communicate with anyone on the Internet, regardless of platform or e-mail software. The Company believes that the combination of Eudora and its CDMA wireless technologies may create the opportunity to develop new wireless products and services in the future.

GOVERNMENT SYSTEMS

     QUALCOMM performs a variety of prime and subcontract work for various departments and agencies of the U.S. Government involving communication-related technologies. QUALCOMM is incorporating encryption into its CDMA digital cellular system architecture for use in multiple U.S. Government applications. As a prime contractor, QUALCOMM is developing wireless secure phones and may be developing deployable base stations for a wide variety of government uses. Many of these products contain additional features and enhancement that are unique to U.S. Government applications. One such effort is the addition of dispatch capability to the digital cellular system. QUALCOMM is also involved in providing Globalstar products and engineering services to the U.S. Government. Like the terrestrial system, application dependent features are in review to better support the U.S. Government use of Globalstar. Security and interoperability are some of the unique requirements under study. The Company is in the process of completing the production of its data link system for the U.S. Department of Defense. The system is used to support air to ground communications on training ranges and has been in production for the past four years. The Company also sells other airborne and satellite subsystems to the government and believes that future government business is an important element of its strategy and will continue to pursue work in this area for the foreseeable future.

MANUFACTURING AND BACKLOG

     QUALCOMM began high volume manufacturing of its CDMA subscriber and infrastructure equipment in 1996 and has been manufacturing OmniTRACS terminals in high volumes since 1988. The Company is in the process of expanding its manufacturing capacity for CDMA subscriber and infrastructure equipment. During fiscal 1996, production capabilities at QPE were significantly expanded which resulted in shipment of approximately 200,000 subscriber units in the fourth quarter of fiscal 1996 with higher production anticipated for fiscal 1997. The Company is completing construction of a 177,000 square foot facility to manufacture CDMA infrastructure equipment. As of November 30, 1996, the Company has shipped approximately 375 base stations and related infrastructure equipment.

     QUALCOMM has entered into strategic alliances with Nortel and Hughes relating to the development and manufacture of CDMA infrastructure equipment. See "--CDMA Technology and Products--Infrastructure Equipment" and "--Subscriber Equipment."

     At September 29, 1996, backlog and contracts subject to contingencies were approximately $1.7 billion for the Company. Included in backlog and contracts subject to contingencies are all customer commitments to purchase regardless of the scheduled delivery dates. Because some of these contracts may be canceled without significant penalty, the total backlog and contracts subject to contingencies may not be indicative of future results. A significant portion of the $1.7 billion backlog and supply contract reflects large contract awards in fiscal 1996. Those awards include approximately $200 million for QUALCOMM's share of Nortel's infrastructure contract with Sprint Spectrum, nearly $500 million for the Sprint Spectrum contract award to QPE for PCS subscriber equipment and approximately $350 million for PrimeCo's contract award to QPE for cellular and PCS subscriber equipment.

RESEARCH AND DEVELOPMENT

     The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company maintains a substantial program of research and product development. Company sponsored research and development expenditures in fiscal years 1996, 1995, and 1994 totaled approximately $160 million, $80 million, and $50 million, respectively. Most of these expenditures are related to the Company's development of CDMA technology for cellular, PCS and WLL applications and the continued development of the Company's OmniTRACS system. The Company intends to continue to maintain a substantial research and development program and expects research and development expenses to increase in the future. In addition to Company sponsored research and development, the Company performs contract research and development for various commercial and government agencies and contractors, including Globalstar.

COMPETITION

     Competition in the wireless communications industry is intense. The industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. The Company competes on the basis of product quality, reliability, price, customer support and responsiveness and product features. The Company believes that it is competitive with respect to each of these factors.

     CDMA. The primary competition with respect to CDMA technology is from current analog and digital TDMA-based systems, including GSM. GSM has been adopted as the digital cellular standard throughout Europe and has received substantial international acceptance in other countries. Industry publications have reported that over 60 countries have adopted or are deploying GSM. In Japan, the Ministry of Posts and Telecommunications has adopted TDMA as its primary digital cellular standard, which has been widely deployed throughout the country. Japan's proprietary TDMA system is not compatible with either GSM or the U.S. IS-54 TDMA standard. However, in 1996, two of the three largest cellular service providers in Japan have announced plans to offer commercial CDMA service in 1998. In addition, a number of alternative radio systems are also being marketed for WLL applications. Several major equipment suppliers have made substantial investments in TDMA and GSM technology including Alcatel, Hughes, Lucent, Motorola, Nokia,

Nortel and Siemens, all of whom are licensees of the Company, as well as Ericsson. The Company also competes against its licensees in the manufacture of CDMA subscriber and infrastructure equipment. There can be no assurance that the Company's competitors will not devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and that such efforts will not materially adversely affect the Company's results of operations in the future.

     OmniTRACS. The Company's primary competition to its OmniTRACS system operations include AMSC and HighwayMaster Communications, Inc. AMSC and its resellers are offering services through the AMSC satellite which was launched in 1995. Recently, Rockwell International, the primary reseller to date of AMSC services, ceased acting as an AMSC reseller and transferred its customers to AMSC, thereby increasing AMSC's market presence. These competitors are aggressively pricing their products and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar to those developed or being developed by QUALCOMM. Emergence of new competitors, particularly those offering lower cost products and future LEO satellite communications systems, may impact margins and intensify competition in new markets. The Company also faces competition abroad from numerous suppliers of equipment and services. These include Inmarsat and its authorized resellers through its Inmarsat C geostationary satellite service. In addition, the Company is facing competition abroad from various terrestrial based systems and specifically in Europe from GSM-based terrestrial systems. All of these competitors are aggressively pricing their products and services and the Company can continue to expect pricing pressures.

PATENTS, TRADEMARKS AND TRADE SECRETS

     The Company has been issued approximately 90 U.S. patents and has approximately 275 patent applications pending in the U.S., of which 10 patents and 8 patent applications relate to the Company's OmniTRACS products and approximately 65 patents and approximately 260 patent applications relate to the Company's CDMA digital wireless technology. The Company also actively pursues foreign patent protection in countries of interest to the Company. The policy of the Company is to apply for patents, or other appropriate proprietary or statutory protection, when it develops valuable new or improved technology. The Company believes that the issued patents provide broad coverage for its OmniTRACS system and many digital wireless applications of CDMA, including satellite, cellular, cordless telephone, PCS, wireless PBX and WLL and other wireless applications.

     In addition to potential patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company believes that, because of the rapid pace of technological change in the communications industry, patent and trade secret protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements.

EMPLOYEES

     As of September 29, 1996, the Company and its subsidiaries employed approximately 6,000 full-time and temporary employees. Of the total employees, 33% are involved in engineering and engineering support functions; 35% are involved in manufacturing related functions; 7% are in sales and marketing; 7% are general and administrative; and 18% are in various activities which support all areas of the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of November 20, 1996 are as follows:

                     NAME                    AGE                  POSITION
    ---------------------------------------  ---   ---------------------------------------
    Irwin Mark Jacobs......................  63    Chairman of the Board and Chief
                                                   Executive Officer
    Andrew J. Viterbi......................  61    Vice Chairman of the Board
    Harvey P. White........................  62    President and Director
    Richard Sulpizio.......................  46    Chief Operating Officer and Executive
                                                   Vice President
    Anthony S. Thornley....................  50    Senior Vice President and Chief
                                                   Financial Officer
    Steven R. Altman.......................  35    Senior Vice President, General Counsel
                                                   and Assistant Secretary and General
                                                     Manager, Technology Transfer and
                                                     Strategic Alliances Division
    Franklin P. Antonio....................  44    Executive Vice President and Chief
                                                     Technology Officer
    Gerald L. Beckwith.....................  48    President, Communications Systems
                                                     Divisions
    Thomas J. Bernard......................  64    President, Wireless Infrastructure
                                                   Products Division
    Ronald E. Foerster.....................  52    Senior Vice President, and General
                                                     Manager, Wireless Infrastructure
                                                     Products Division
    Paul E. Jacobs.........................  34    Senior Vice President and General
                                                   Manager Subscriber Products Division
    John F. Sarto..........................  48    Senior Vice President and General
                                                   Manager, OmniTRACS Division
    Chris V. Simpson.......................  49    Senior Vice President and General
                                                   Manager Worldwide Sales and Marketing

     IRWIN MARK JACOBS, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He also held the title of President prior to May 1992. Before joining the Company, Dr. Jacobs was Executive Vice President and a Director of M/A-COM, Inc., a telecommunications company. From October 1968 to April 1985, Dr. Jacobs held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was Chairman, President and Chief Executive Officer and was at all times a Director. Dr. Jacobs received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology ("MIT").

     ANDREW J. VITERBI, one of the founders of the Company, has served as Vice-Chairman of the Board of Directors and as Chief Executive Officer of the Company's Israel subsidiary since July 1996. From July 1985 through July 1996 he also served as the Company's Chief Technical Officer. From July 1983 to April 1985, Dr. Viterbi was Senior Vice President and Chief Scientist of M/A-COM Inc., a telecommunications company. From October 1968 to April 1985, Dr. Viterbi held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded, and served as President of the M/A-COM LINKABIT subsidiary of M/A-COM Inc. During most of his period of service with LINKABIT, he was vice-chairman and was at all times a Director. Dr. Viterbi received his B.S. and M.S. degrees in Electrical Engineering from MIT and his Ph.D. degree from the University of Southern California.

     HARVEY P. WHITE, one of the founders of the Company, has served as President since May 1992 and also as Chief Operating Officer from February 1994 to August 1995. Prior to May 1992 he was Executive Vice President and Chief Operating Officer and has also been a Director of the Company since it began operations in July 1985. From March 1978 to June 1985, Mr. White was an officer of LINKABIT (M/A-COM LINKABIT after August 1980), where he was successively Chief Financial Officer, Vice President, Senior Vice President and Executive Vice President. Mr. White became Chief Operating Officer of LINKABIT in July 1979 and a Director of LINKABIT in December 1979. He holds a B.A. degree in Economics from Marshall University.

     RICHARD SULPIZIO currently serves as the Company's Chief Operating Officer and was named Executive Vice President in July 1996. He returned to the Chief Operating Officer position in August 1995 after serving as President of the Company's OmniTRACS division from February 1994 to August 1995. He previously held the Chief Operating Officer title from May 1992 to February 1994. He joined the Company in May 1991 as Vice President, Information Systems and was promoted to Senior Vice President in September 1991. Prior to joining the Company, Mr. Sulpizio held various positions with Unisys Corporation, a diversified computer and electronics company, including manager of MIS and Director of Program Management and most recently as Vice President and General Manager of the Component Engineering and Procurement Division. Mr. Sulpizio holds a B.A. degree in Liberal Arts from California State University, Los Angeles and a Masters degree in Systems Management from University of Southern California.

     ANTHONY S. THORNLEY joined the Company as Vice President of Finance and Chief Financial Officer in March 1994 and was promoted to Senior Vice President in February 1996. Prior to that, Mr. Thornley was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers & Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his Bachelors of Science degree in Chemistry from the University of Manchester, England.

     STEVEN R. ALTMAN has served as General Counsel since joining the Company in October 1989. He was named Vice President in December 1992 and was promoted to Senior Vice President in February 1996. He was also named General Manager, Technology Transfer and Strategic Alliances Division in September 1995. Prior to joining the Company, Mr. Altman was a business lawyer in the San Diego law firm of Gray, Cary, Ames & Frye, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctor from the University of San Diego.

     FRANKLIN P. ANTONIO, one of the founders of the Company, has served as Executive Vice President and Chief Technology Officer of the Company since July 1996, as Senior Vice President of Engineering from September 1992 to July 1996 and as Vice President of Engineering of the Company from August 1985 to September 1992. He served as a Director of the Company from August 1985 until February 1989. Prior to joining the Company, Mr. Antonio was Assistant Vice President of Engineering of M/A-COM LINKABIT where he held various technical and management positions from May 1972 through July 1985. Mr. Antonio received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

     GERALD L. BECKWITH was named President of the Company's Communications Systems division in September 1994. He served as Vice President and General Manager, Communications Systems from June 1991 to September, 1994. Mr. Beckwith joined the Company in 1987 as Program Manager for the development of OmniTRACS. and was appointed Vice President of Commercial Programs in 1990. Prior to joining QUALCOMM, Mr. Beckwith held various positions at LINKABIT. Mr. Beckwith received his Bachelor and Masters degrees in electrical engineering from San Diego State University.

     THOMAS J. BERNARD has served as President of the Wireless Infrastructure Products Division of the Company since April 1996. He retired in April 1994, but returned to QUALCOMM in August 1995 as Executive Consultant and became Senior Vice President, Marketing, in December 1995. Mr. Bernard first joined the Company in September 1986. He served as Vice President and General Manager for the

OmniTRACS division and in September 1992 was promoted to Senior Vice President. From March 1982 to September 1986, Mr. Bernard held various positions at M/A-COM LINKABIT. Prior to joining the Company in September 1986, Mr. Bernard was Executive Vice President and General Manager, M/A-COM Telecommunication Division, Western Operations. Mr. Bernard has served on the Board of Directors of Sigma Circuits, Inc., a circuit board manufacturing company, since April 1995.

     RONALD E. FOERSTER joined the Company as Senior Vice President and General Manager, Wireless Infrastructure Products Division, in November of 1994. Previously he was Chief Technical Executive for U.S. West New Vector Group, a cellular carrier, for three years. In former positions Dr. Foerster has served as President, AT&E Laboratories, Inc.; Vice President Engineering, CXC Corporation; Assistant Vice President and General Manager, Bell Northern Research; and Director of Product Management and Strategic Planning, Nortel. Dr. Foerster received his B.S. degree in Aeronautical Engineering from the University of Minnesota and M.S. and Ph.D. from Stanford University.

     PAUL E. JACOBS was named Vice President and General Manager, Subscriber Products Division in April 1995 and was promoted to Senior Vice President in July 1996. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs' previous experience includes positions as Post Doctoral Researcher at Laboratories d'Automatique et d'Analyse des Systemes, Toulouse, France. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, M.S. degree in Electrical Engineering and Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

     JOHN F. SARTO, JR. joined the Company in January 1995 as Vice President of Sales and Marketing, OmniTRACS Division, was promoted to Vice President & General Manager, OmniTRACS Division, in August 1995 and was promoted to Senior Vice President in July 1996. Prior to joining the Company, he was at Overnite Transportation Company, where his most recent position was that of Senior Vice President, Customer Services and Marketing. Prior to his employment at Overnite, Mr. Sarto was with Carolina Freight Corporation, where he entered the company as a management trainee and advanced through a variety of positions, eventually holding the position of Vice President, Sales. Mr. Sarto a B.A. degree in Business and English from Niagara University.

     CHRIS V. SIMPSON has served as Senior Vice President and General Manager, Worldwide Sales and Marketing since April 1996. Mr. Simpson joined the Company in December 1988 as Vice President, Marketing and was promoted to Senior Vice President and General Manager, International, Wireless Communications Division in February 1995. He was instrumental in establishing the European introduction and support for QUALCOMM's OmniTRACS system and service. Prior to joining the Company Mr. Simpson held a number of financial and marketing positions in satellite based companies such as Comsat and Contel ASC. Mr. Simpson received his B.S. degree from Oklahoma State University.

RISK FACTORS

     Uncertainty and Fluctuations of Operating Results. The Company has experienced quarterly variability in revenues and profitability. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future. The Company's future results will depend in part on continued success of its OmniTRACS operations; the timing and magnitude of licensing fees and royalties from the Company's CDMA licensees; the successful large-scale implementation of the Company's CDMA technology and equipment; the continuation of the Globalstar development contract; and the Company's ability to successfully manufacture and sell commercial scale quantities of CDMA infrastructure, subscriber and other equipment on a timely and profitable basis and to meet any applicable performance guarantees. In particular, any delays in commencement of commercial operation of CDMA-based cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual operating results. The Company has experienced and may continue to experience fluctuations in quarterly and annual operating results due to variations in the amount and timing of CDMA fees and royalties. In addition, earnings in future periods could be adversely affected in the event that the Company does not meet performance obligations relative to scheduled delivery dates and performance specifications for CDMA equipment.

     Ability to Manage Growth. The Company is experiencing a period of rapid growth which has placed, and is expected to continue to place, significant demands on the Company's managerial, operational and financial resources. The management of such growth will require the Company to continue to improve and expand the Company's management, operational and financial systems and controls, including quality control and delivery and service capabilities, and to expand, train and manage its employee base. In particular, the Company must carefully manage production and inventory levels to meet increasing product demand and new product introductions. Inaccuracies in the Company's demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company must also continue to hire and retain qualified technical, engineering and other personnel in the face of strong demand from the Company's competitors and others for such individuals. Any ineffective management of growth or unsuccessful recruitment and retention of personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is experiencing significant growth in connection with the commercial implementation of its CDMA technology, including significant expansion of manufacturing, test and installation capabilities, customer support capabilities, and marketing and sales personnel, which requires significant expenditures to build the necessary organizations. The Company is expanding its business into international markets which will require it to establish, manage and control operations in countries where the Company has limited or no operating experience. The Company's success will depend in part upon the Company's ability to successfully manage such growth. There can be no assurance that the Company's attempts to expand its manufacturing, customer support and marketing and sales organizations will be successful or will result in additional sales or profitability in any future period. In order to accommodate planned growth, it is expected that the rate of growth of the Company's operating expenses will continue to increase. There can be no assurance that expense growth will not exceed the rate of revenue growth.

     Dependence on Equipment Sales. An important element of the Company's strategy is to remain a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers, including C-Block PCS licensees in North America. The Company's ability to generate substantial revenues and profits from sales of its CDMA infrastructure and subscriber equipment will require substantial capital investments by the Company and is subject to risks and uncertainties. PCS systems have a limited operating history in the United States, and the extent of demand for PCS is uncertain. WLL systems in the U.S. and foreign countries are just beginning to be implemented, and their cost-competitiveness with wireline and other wireless systems and market acceptance is uncertain. The wireless telecommunications industry is experiencing significant technological changes. As a result, the future prospects of the industry and the success of PCS, WLL and other competing services are uncertain. In order to commence operation, PCS and WLL operators will need, among other things, to complete their system designs, acquire sites, purchase and install equipment, hire personnel in each market and raise sufficient capital to finance the construction costs and start-up operating losses of their commercial systems.

     To complete system build-outs and implement their business plans, PCS and WLL service providers will require substantial amounts of capital. The failure of the Company's customers to design, construct and launch their systems would have a material adverse effect on the Company's financial results. The Company expects that a number of its potential infrastructure and subscriber equipment customers will be C-Block licensees. C-Block licensees are subject to a number of risks in addition to those facing other wireless service providers. Many C-Block licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. There can be no assurance that C-Block licensees will be able to raise such capital. C-Block licensees will be subject to competition from up to five additional PCS service providers, as well as the two cellular service providers in each market. Many of such other PCS and cellular service providers will have substantially greater resources than the C-Block licensees, who were required to qualify as "small businesses" in order to bid in the C-Block auctions. Further, there can be no assurance that future FCC auctions of wireless spectrum will not reduce the competitiveness or attractiveness of C-Block licensees and their systems, or that such licensees will not be sold at prices substantially less than those recorded in the C-Block auctions. In addition, the C-Block auctions were concluded over one year following the conclusion of the A-Block and B-Block auctions, which provided the A-Block and B-Block licensees with a significant time-to-market competitive advantage over C-Block licensees.

     Risks Related to Vendor Financing. Cellular, PCS and WLL systems operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require the Company to arrange or provide financing of amounts ranging from modest sums to over a billion dollars on any particular project. Internationally, potential service providers have limited governmental or other financing sources and may have particular needs for vendor financing offered or arranged by the Company. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. Pursuant to an Equipment Requirements Agreement with QUALCOMM, subject to the satisfaction of certain conditions, NextWave is obligated to purchase approximately 50% of its infrastructure equipment requirements from QUALCOMM. The agreement also provides that QUALCOMM will offer 100% financing for equipment purchased under such agreement, on commercial terms. The terms of the equipment purchases, including financing terms, will be established in a further agreement to be negotiated in good faith between the parties. There can be no assurance that such an agreement will be concluded.

     The Company's ability to arrange or provide and be competitive with such financing will depend on a number of factors, including the Company's capital structure, level of available credit and ability to provide financing in conjunction with third-party lenders. There can be no assurance that the Company will be able to arrange or provide such financing on terms and conditions, and in amounts, that will be satisfactory to such system operators. A number of the Company's competitors have substantially greater resources than the Company, which may enable them to offer more favorable financing terms and successfully compete against the Company for infrastructure projects. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company and its business and prospects.

     In order to arrange or provide financing for cellular, PCS and WLL projects, the Company will be required to expose itself to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guaranty such financing through third party lenders. The amount of such financing could become significant and, if not repaid by the network operator, could have a material adverse effect on the Company's operating results and liquidity. The Company may be required to maintain any such extensions of credit, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. Although the Company may seek to have third parties assume some or all of any such credit arrangements, there can be no assurance that the Company will be able to do so. Many WLL and PCS network operators, including a number of C-Block licensees, have limited or no operating histories, are faced with significant capital requirements and are high credit risks. Pursuant to FCC regulations applicable to C-Block licensees, the Company will not be permitted to retain a security interest in any C-Block licenses, which initially will constitute the primary asset of many C-Block licensees. C-Block licensees are faced with strict regulatory requirements under applicable FCC regulations. Compliance with those regulations is outside of the control of the Company. The failure of a C-Block licensee to comply with any of those regulations could result in the revocation of that licensee's FCC licenses.The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment.

     The Company may be required to provide vendor financing for a portion of the Globalstar system prior to its full scale implementation. See "-- Dependence on Key Customers."

     Future Capital Needs. The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. In addition, cellular, PCS and WLL systems operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure products. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds from a combination of sources including potential debt or equity issuances. There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur.

     Patents and Proprietary Information. The Company relies on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. The Company has been granted approximately 90 patents and has approximately 275 patent applications pending in the United States, of which 10 patents and 8 patent applications relate to the Company's OmniTRACS products and approximately 65 patents and approximately 260 patent applications relate to the Company's CDMA digital wireless technology. The Company also actively pursues patent protection in other countries of interest to the Company. There can be no assurance that the pending patent applications will be granted, that the Company's patents or copyrights will provide adequate protection, or that the Company's competitors will not independently develop or initiate technologies that are substantially equivalent or superior to the Company's technologies. There can also be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and proprietary information will be adequate. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies which are claimed to be important to the industry or to the Company. In addition, from time to time third parties provide the Company with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies, and the Company evaluates such patents and the advisability of such licenses. If any of the Company's products were found to infringe on protected technology, the Company could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If the Company is unable to license protected technology used in the Company's products or to redesign such products, the Company could be prohibited from marketing such products.

     Ericsson, Motorola and InterDigital have each advised the TIA that they hold patent rights in technology embodied in IS-95. Lucent and OKI Electric have claimed patent rights in IS-96. In accordance with TIA guidelines, each company has confirmed to the TIA that it is willing to grant licenses under its rights on reasonable and nondiscriminatory terms. In connection with the settlement and dismissal of the Company's patent litigation with InterDigital, the Company received, among other rights, a fully-paid, royalty free license to use and to sublicense the use of those patents claimed by InterDigital to be essential to IS-95. If the Company and other equipment manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of the Company's CDMA technology.

     On September 26, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. The complaint alleges that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. The Company has not yet filed a formal response to Ericsson's complaint. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and will vigorously defend the action.

     On November 8, 1996 the Company was served with a complaint in connection with a lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania by BTG USA Inc. The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent No. Re. 34,004. The patent expired in November 1996. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and will vigorously defend the action.

     Manufacturing of CDMA Equipment. QUALCOMM has received orders for CDMA wireless communications infrastructure and subscriber equipment and ASIC components for delivery in fiscal 1997 and expects to receive additional orders in the future. The Company is investing substantial amounts in product development activities to maintain or improve its competitive position. The Company may spend substantially more on such software and hardware development than currently anticipated. The Company has significantly expanded and will continue to significantly expand its infrastructure and subscriber equipment manufacturing capabilities. Many of the Company's competitors have greater resources and experience with such large scale manufacturing. There can be no assurance that the Company will be able to timely or effectively accomplish such increases in production volume.

     Any delays or difficulties in connection with the planned increase in manufacturing capacity could have a material adverse effect on the Company's business and results of operations. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs, or if the Company expands its manufacturing capacity but is unable to secure sufficient orders for its CDMA equipment, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA research and development expenditures could be materially impaired.

     The manufacture of wireless communications equipment is a complex and precise process involving specialized manufacturing and testing equipment and processes. Defects or impurities in the components or materials used, equipment failure or other difficulties could adversely affect the Company's ability to meet planned production yields. There can be no assurance that the Company will not encounter difficulties in achieving planned yields on its products, which would adversely affect its margins and operating results.

     The Company manufactures its CDMA cellular and PCS subscriber equipment through QPE, a joint venture between the Company and a subsidiary of SONY Electronics. The risks associated with the commercial manufacture of the Company's infrastructure and subscriber equipment products which are described in this document also apply to the manufacture of subscriber equipment by QPE. To the extent that QPE experiences any of the complications, delays or interruptions described herein, the Company's results of operations would be adversely affected.

     Dependence on Suppliers. The Company has from time to time experienced delays in obtaining quantities of specification compliant RF components and other parts to meet the demands for its equipment. Several of the critical products and services used in the Company's existing and proposed products, including ASICs, flash memory chips and certain RF components used in the Company's CDMA products and certain custom and semi-custom VLSI circuits and other sophisticated electronic parts and major subassemblies used in the OmniTRACS system, are currently available only from single or limited sources. The reliance on sole or limited source vendors by the Company and its licensees involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions or financial difficulties of a sole or limited source supplier of any particular component could materially and adversely impact the Company by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could trigger performance guarantees or cause significant shipment delays in the Company's products.

     Unanticipated supply limitations could adversely affect the Company's ability to meet its product orders. There can be no assurance that the supplier commitments will be met. The Company is also working with its vendors to obtain expanded volumes of specification compliant components. There may be significant demand on the Company's suppliers from other manufacturers (including the Company's licensees) for such components. Delays in the availability or reduced quantities of these components could adversely affect the Company's ability to manufacture subscriber equipment in the volumes and within the time frames required by its customers, which could result in lost revenues and profits and possible performance guarantee payments. See "--Performance Guarantees."

     Certain components require an order lead time of six months or longer. Other components that currently are readily available may become difficult to obtain in the future. There can be no assurance that the Company will not experience delays in the receipt of certain of its key components. Delays or the failure of the Company to order sufficient quantities of these components in advance could prevent the Company from meeting production requirements and could result in the requirement to pay performance guarantees. To meet forecasted production levels, the Company may be required to commit to certain long lead time items prior to contract award. If forecasted orders are not awarded, the Company may be faced with large inventories of slow moving or unusable parts which could have an adverse affect on the Company's results of operations.

     Rapid Technological Change and New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or customer requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have an adverse effect on revenues and results of operations. There can be no assurance that the Company will be successful in developing and marketing new equipment products on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that new products developed by the Company will achieve market acceptance.

     Performance Guarantees. QUALCOMM and QPE have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations.

     Dependence on Key Customers. A significant portion of the Company's CDMA subscriber and infrastructure equipment sales are, and are expected to continue to be, concentrated with a limited number of customers. As a result, the Company's performance will depend significantly on relatively large orders from a limited number of customers, as well as gaining additional customers, both within existing cellular, PCS and WLL markets and in new markets. The loss of any existing customer for CDMA equipment or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has entered into a four-year development agreement with Globalstar to design and develop subscriber equipment and ground communications stations of the Globalstar system through 1998. Through September 29, 1996, the Company has recognized revenues of approximately $213 million under the Globalstar agreement and expects to recognize significant revenues under the contract during fiscal years 1997 and 1998. It is anticipated that Globalstar will require capital of approximately $2.5 billion prior to full scale commercial implementation of its system. To date, Globalstar has received funds and financing commitments totaling approximately $1.4 billion. Such capital is being used, in part, to fund the development agreement. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement and which would have a material adverse effect on QUALCOMM's business and results of operations. The Globalstar development agreement is terminable at the election of Globalstar in the event that Globalstar abandons its efforts to develop the satellite-based communications system.

     CDMA Commercialization. The Company's CDMA technology has been launched commercially for PCS and cellular applications in the U.S., Hong Kong and South Korea. The successful implementation and operation of such systems is a complex process requiring coordination of a number of factors, including the successful interface between infrastructure and subscriber equipment from multiple vendors and the public wireline network, as well as avoiding interference from microwave and cellular systems. There can be no assurance that unforeseen complications will not arise as more subscribers are added to these systems or in the scale-up and operation of other commercial CDMA systems that could materially delay or limit the commercial use of the Company's CDMA technology. Further, if the Company's licensees are unable to deliver CDMA equipment to the market on a timely basis, or if carriers which have adopted CDMA fail to deploy their systems on a timely basis, the Company's business and the reputation of the Company's CDMA technology could be adversely affected.

     A number of companies with international operations are developing and implementing competing cellular, PCS and WLL technologies. While the Company strongly believes that CDMA is superior to competing digital technologies and is actively promoting the benefits of its CDMA technology outside of the U.S., there can be no assurance that the Company will receive significant international acceptance of its CDMA technology for cellular, PCS or WLL applications due to the installed base of GSM systems and competition from the U.S. and Japanese TDMA systems. In some countries, the Company's CDMA products may be required to undergo extensive testing and certification by government entities before CDMA can be approved for commercial use in those countries.

     Dependence on OmniTRACS. OmniTRACS systems, complementary software products, related messaging service and maintenance services historically have accounted for a significant portion of the Company's total revenues and margins. The Company expects that revenues and margins from its OmniTRACS operations will continue to represent a substantial portion of the Company's total revenues and margins. A significant portion of the Company's OmniTRACS revenues is derived from the North American trucking industry, particularly providers of long haul transportation of goods and equipment. Any adverse events affecting the domestic trucking industry could have a material adverse effect on the Company's OmniTRACS revenues. Although an increasing portion of the Company's OmniTRACS revenues is derived from ongoing messaging and maintenance revenues, new customer sales of the Company's OmniTRACS systems are important to the Company to maintain continued growth. In addition, the Company has been experiencing pricing pressure from competitors on sales of its OmniTRACS products and messaging services, which could result in further reduction of the margins for such products and services. See "Business -- Competition." The Company expects that an increasing portion of its future OmniTRACS sales will be derived from international sales. There can be no assurance that the Company's domestic or international OmniTRACS business will continue to grow at the levels experienced in the past, which could have a material adverse effect on the Company's results of operations.

     Competition. Competition in the wireless communications industry is intense. The industry consists primarily of major domestic and international companies which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Many of these companies are licensees of the Company's technology, and have established market positions, trade names, trademarks, patents, copyrights and intellectual property rights and substantial technological capabilities. See
"Business -- Competition."

     The primary competition with respect to CDMA technology is from current analog and digital TDMA-based systems, including GSM and DCS 1900, the GSM implementation for PCS in the U.S. GSM has been adopted as the digital cellular standard throughout Europe and has received substantial international acceptance in other countries. Industry publications have reported that over 60 countries have adopted or are deploying GSM. In Japan, the Ministry of Posts and Telecommunications has adopted TDMA as its primary digital cellular standard, which has been widely deployed throughout the country. Japan's proprietary TDMA system is not compatible with either GSM or the U.S. IS-54 TDMA standard. However, in 1996, two of the three largest cellular service providers in Japan have announced plans to offer commercial CDMA service in 1998. In addition, a number of alternative radio systems are also being marketed for WLL applications. Many of the major equipment suppliers have made substantial investments in TDMA and GSM technology including Alcatel, Hughes, Lucent, Motorola, NOKIA, Nortel and Siemens (all of whom are licensees of the Company), as well as Ericsson. The Company also competes against its licensees in the sale of CDMA subscriber and infrastructure equipment. There can be no assurance that the Company's competitors will not devote their significantly greater financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and that such efforts will not have a materially adverse effect on the Company's results of operations in the future. Moreover, certain equipment manufacturers may offer extremely attractive financing terms as a means of gaining access to the U.S. PCS market.

     The Company's primary competition to its OmniTRACS system includes American Mobile Satellite Corporation ("AMSC") and HighwayMaster Communications, Inc. AMSC and its resellers are offering services through the AMSC satellite which was launched in 1995. Recently, Rockwell International, the primary reseller to date of AMSC services, ceased acting as an AMSC reseller and transferred its customers to AMSC, thereby increasing AMSC's market presence. These competitors are aggressively pricing their products and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar to those developed or being developed by QUALCOMM. Emergence of new competitors, particularly those offering low cost products and future LEO satellite communications systems, may impact margins and intensify competition in new markets. The Company also faces competition abroad from numerous suppliers of equipment and services. These include Inmarsat and its authorized resellers through its Inmarsat C geostationary satellite service. In addition, the Company is facing competition abroad from various terrestrial based systems and specifically in Europe from GSM-based terrestrial systems. All of these competitors are aggressively pricing their products and services and the Company can continue to expect pricing pressures. As with the U.S. operations, the international business may also experience competition in the future from LEO Satellite communications systems.

     Equipment Sales by CDMA Licensees. Full commercial implementation of the Company's CDMA technology requires that subscriber and infrastructure equipment be made available in commercial quantities in a timely and cost effective manner. Although the Company is a supplier of certain CDMA subscriber and infrastructure equipment, the Company expects that a major portion of the subscriber and infrastructure equipment that will be made commercially available will be supplied by the Company's licensees. If CDMA subscriber and infrastructure equipment is not delivered to the market on a timely basis, customers could select other digital wireless technologies. Availability of equipment and other factors are critical for CDMA technology to be chosen for wireless applications. The amount and timing of resources devoted by licensees to the development of CDMA subscriber and infrastructure equipment are controlled by such licensees, and thus the timing of the availability of third party equipment is not under the Company's control.

     Reliance on Satellite and Other Facilities for OmniTRACS Service. The Company's OmniTRACS system currently operates in the U.S. market on leased Ku-band satellite transponders. The Company's data satellite transponder lease runs through 2001. The Company's position reporting satellite transponder runs through May 1997, with the rights to extend through May 1999. The Company believes that its current domestic transponder capacity is adequate to support over 180,000 OmniTRACS terminals, assuming current per unit message and position reporting volumes. Future system enhancements may allow for increased utilization of transponder capacity. The Company believes that U.S. OmniTRACS operations may require additional transponder capacity in fiscal year 1998 which it believes will be available on acceptable terms. However, no assurance can be given that the Company will be able to acquire additional transponder capacity on acceptable terms on a timely basis. Any failure of the Company to maintain adequate satellite capacity would have a material adverse effect on the Company's financial results. The Company's NMF operations are subject to the risk that a failure or natural disaster could interrupt the OmniTRACS service and have a material adverse effect on OmniTRACS revenues. The Company maintains a fully operational NMF in Las Vegas, Nevada as a backup to its primary NMF in San Diego, California. See "Business -- OmniTRACS."

     Factors Affecting International Business. Revenues from international customers accounted for approximately 36% of total revenues in fiscal 1996, 20% of total revenues in fiscal 1995 and 23% of total revenues in fiscal 1994. Because certain joint ventures between the Company and foreign firms provide for a minority ownership position by the Company in the joint venture, the Company may be limited in taking actions it might otherwise wish to pursue. Since the Company is a relatively new entrant into some of these markets and its competitors may have long-standing, entrenched positions, it may be difficult for the Company to succeed in certain markets, thereby limiting international sales. Other risks faced by the Company in its international business include unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs or other barriers, political risks, difficulties in staffing and managing foreign operations, and potentially negative tax consequences. These factors could have an adverse impact on the Company's operating results. The Company is subject to U.S. export control laws and regulations with respect to all of the Company's products and technology that are exported from the United States. The Company is subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by the Company, which would result in additional compliance burdens on the Company or ensure the enforceability of its contract rights. In addition, the laws of certain foreign countries, including developing nations in Asia, South America, Africa and Eastern Europe, may not protect the Company's intellectual property rights or ensure the enforceability of its contract rights to the same extent as do the laws of the United States.

     Uncertainty of Government Regulation. The Company's products are subject to various FCC regulations in the U.S. These regulations require that the Company's products meet certain radio frequency emission standards and not cause unallowable interference to other services. The Company is also subject to government regulations and requirements by local and international standards bodies outside the U.S., where the Company is less prominent than local competitors and has less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulation of the Company's activities, including changes in the allocation of available spectrum by the U.S. Government and other governments, or exclusion of its technology by a standards body, could have a material adverse effect on the Company's results of operations and its ability to market its products and services. The Company is also subject to state and federal health, safety and environmental regulations as well as regulations related to the handling of and access to classified information.

     Reliance on Key Personnel. The Company's success depends in a large part upon its ability to retain highly qualified technical and management personnel, the loss of one or more of whom could have a material adverse effect on the business of the Company. None of these individuals has an employment contract with the Company. The Company's success also depends upon its ability to continue to attract and retain highly qualified personnel in all disciplines. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel.

     Product Liability. Testing, manufacturing, marketing and use of the Company's products entail the risk of product liability. While the Company currently has product liability insurance that it believes is adequate to protect against product liability claims, no assurance can be given that the Company will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

     News reports have asserted that power levels associated with hand-held cellular telephones may pose certain health risks. The Company is not aware of any study that has concluded that there are any significant health risks from using hand-held cellular telephones. If it were determined that electromagnetic waves carried through the antennas of cellular telephones create a significant health risk, there could be a material adverse effect on the Company's ability to market and sell its wireless telephone products.

     Anti-Takeover Measures; Rights Plan. The Company's Certificate of Incorporation provides for cumulative voting in the election of directors. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors and includes a provision (the "Fair Price Provision") that requires the approval of the holders of at least 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of more than 15% or more of the Company's voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met. The Company's Certificate of Incorporation also requires the approvals of holders of at least 66 2/3% of the Company's voting stock to amend or change the provisions relating to the classified board, cumulative voting or the Fair Price Provision. The Company's Certificate of Incorporation also requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders of the Company and may not be effected by any consent in writing.

     The classified board, Fair Price Provision and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Further, pursuant to the terms of its preferred share purchase rights plan, the Company has distributed a dividend of one right for each outstanding share of Common Stock. In the event the Convertible Preferred Securities are converted into Common Stock, each share of such Common Stock will also be granted a right. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of Preferred Stock, which may have the effect of delaying or preventing a change in control of the Company without action by the stockholders.

     Volatility of Stock Price. Historically, the Company's stock price has been volatile. The sales prices for the Company's Common Stock have ranged from $30.38 to $54.50 during the past 52 weeks. See "Item 5. Market for Registrants' Common Stock and Related Stockholders Matters." Future announcements concerning the Company or its competitors, including the selection of wireless technology by cellular, PCS and WLL service providers, the timing of roll-out of those systems, the receipt of substantial orders for infrastructure or subscriber equipment, results of technological innovations, new commercial products, changes in recommendations of securities analysts, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of the Company's Common Stock. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfalls in revenues or earnings from the levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

ITEM 2. PROPERTIES

     The Company occupies a number of facilities in San Diego, California, used for manufacturing, engineering and administration. The Company owns the land and buildings for its Corporate Center which is used primarily for administration and engineering. In 1994, the Company purchased another site nearby and has completed the relocation of its NMF and principal manufacturing efforts in addition to providing additional administrative and engineering facilities. The Company also owns a 368,000 square foot manufacturing and research facility and 16.5 acres of adjacent land in La Jolla, California which is used by QUALCOMM for subscriber manufacturing operations. In 1996, the Company completed construction of a new 225,000 square foot building adjacent to the Corporate Center owned by the Company which is being utilized primarily as an engineering facility. In the third quarter of fiscal 1996 the Company commenced construction of a 177,000 square foot manufacturing facility owned by the Company in San Diego which will be dedicated to the production of infrastructure equipment. In the first quarter of fiscal 1997, the Company began planning for the construction of a new 250,000 square foot building on QUALCOMM's Morehouse Campus which will be used primarily as an engineering facility, and the Company has signed additional leases totalling 185,000 square feet. The Company continues to lease space in San Diego and leases space for sales and support offices in other U.S. locations including Kansas City, Missouri; Washington, D.C.; Winston-Salem, North Carolina; Norcross, Georgia; Salt Lake City, Utah; Pittsburgh, Pennsylvania; Irving, Texas; Indianapolis, Indiana; Austell, Georgia; engineering facilities in Boulder, Colorado; and a backup NMF in Las Vegas, Nevada. The Company leases office space internationally in Haifa, Israel; Hong Kong; Beijing, China; New Delhi, India; Baroda, India; Buenos Aires, Argentina; Sao Paulo, Brazil; Ontario, Canada; Seoul, Korea; and Singapore.

     The Company believes its facilities are adequate for its present needs. In the future, the Company will need to purchase, build or lease additional facilities to meet the requirements projected in its long term business plan.

ITEM 3. LEGAL PROCEEDINGS

     On September 26, 1996, Ericsson Inc., and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. The complaint alleges that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. The Company has not yet filed a formal response to Ericsson's complaint. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and intends to vigorously defend the action.

     On November 8, 1996 the Company was served with a complaint in connection with a lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania by BTG USA Inc. The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent NO. Re. 34,004. The patent expired in November 1996. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and intends to vigorously defend the action.

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 29, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "QCOM." The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessary represent actual transactions.

                                                                          HIGH       LOW
                                                                         -------   -------
    FISCAL 1995
      First Quarter....................................................  $ 33.75   $ 22.25
      Second Quarter...................................................    34.50     20.50
      Third Quarter....................................................    35.63     24.13
      Fourth Quarter...................................................    54.75     31.75
    FISCAL 1996
      First Quarter....................................................  $ 47.50   $ 34.88
      Second Quarter...................................................    49.75     35.50
      Third Quarter....................................................    54.50     30.38
      Fourth Quarter...................................................    52.88     36.38

     As of November 25, 1996, there were 2,169 holders of record of the Common Stock. On November 25, 1996, the last sale price reported on the Nasdaq National Market for the Common Stock was $42.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. Consolidated balance sheets at September 30, 1995 and 1996 and the related consolidated statements of income and of cash flows for the three years ended September 30, 1996 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein. All amounts shown are in thousands, except per share data.

                                                          YEARS ENDED SEPTEMBER 30,(1)
                                             ------------------------------------------------------
                                                1996        1995       1994       1993       1992
                                             ----------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Communications systems...................    $582,953   $246,997   $194,037   $123,828   $ 84,366
  Contract services........................     131,022     95,150     48,310     28,609     14,063
  License, royalty and development fees....      99,875     44,465     29,276     16,271      9,092
                                               --------   --------   --------   --------   --------
          Total revenues...................     813,850    386,612    271,623    168,708    107,521
Operating expenses:
  Communications systems...................     445,481    143,774    118,636     77,206     56,170
  Contract services........................      90,380     69,396     38,051     23,416      8,924
  Research and development.................     162,340     80,171     49,586     27,415     25,211
  Selling and marketing....................      74,114     37,754     23,687     16,335      9,868
  General and administrative...............      48,971     34,918     18,696     12,085      9,305
  Litigation settlement and related
     costs.................................          --         --     13,017        326         --
                                               --------   --------   --------   --------   --------
          Total operating expenses.........     821,286    366,013    261,673    156,783    109,478
                                               --------   --------   --------   --------   --------
Operating income (loss)....................      (7,436)    20,599      9,950     11,925     (1,957)
Interest income (expense), net.............      20,885      7,265      4,470      1,333       (326)
Minority interest in loss of consolidated
  subsidiary...............................      13,178     12,016      2,893         --         --
Equity in losses of joint ventures.........          --         --         --       (198)    (1,261)
                                               --------   --------   --------   --------   --------
Income (loss) before income taxes..........      26,627     39,880     17,313     13,060     (3,544)
Income tax expense.........................      (5,600)    (9,700)    (2,120)    (1,000)      (580)
                                               --------   --------   --------   --------   --------
Net income (loss)..........................  $   21,027   $ 30,180   $ 15,193   $ 12,060   $ (4,124)
                                               ========   ========   ========   ========   ========
Net income (loss) per common share.........  $     0.30   $   0.53   $   0.28   $   0.25   $  (0.10)
Fully diluted net income (loss) per common
  share....................................  $     0.30   $   0.52   $   0.28   $   0.25   $  (0.10)
Shares used in primary per share
  calculation..............................      70,214     57,420     53,514     48,046     39,058
Shares used in fully diluted per share
  calculation..............................      70,468     58,194     53,562     48,326     39,058
BALANCE SHEET DATA:
Working capital............................  $  425,231   $599,633   $151,448   $200,666   $ 56,578
Total assets...............................   1,185,330    940,717    357,925    306,589    108,317
Capital lease obligations(2)...............      12,912        535      1,810      4,330      5,957
Bank lines of credit and long term
  debt(2)..................................      80,930     33,959     25,676     26,215      4,202
Stockholders' equity.......................     844,913    799,617    262,170    236,696     68,807

---------------
(1) The Company's fiscal periods end on the last Sunday of each period. As a result of this practice, fiscal 1996 includes 53 weeks.
(2) Includes current and long-term portions.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Qualcomm Incorporated's (the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development, variation of royalty, license and other revenues, failure to satisfy performance obligations, uncertainty regarding the Company's patents and propriety rights (including the risk that the Company may be forced to engage in costly litigation to protect such patents and rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), difficulties in obtaining components needed for production of wireless equipment and changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

  Overview

     QUALCOMM commenced operations in July 1985, initially providing contract research and development services and limited product manufacturing. In December 1988, the Company began shipping its two-way OmniTRACS mobile terminals and providing messaging services to its OmniTRACS system customers. The Company has also been involved in the development and commercialization of its proprietary Code Division Multiple Access ("CDMA") technology for digital wireless communication applications, including digital cellular, Personal Communication Services ("PCS") and Wireless Local Loop ("WLL") applications and now is involved in production of its own products for those markets.

     The Company's revenues generated from its proprietary CDMA technology have historically been derived primarily from license, royalty and development fees and contract agreements with domestic and international wireless communications equipment suppliers, service providers and research organizations. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out or commencement of commercial operation of cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual revenues. The Company has experienced and may continue to experience fluctuations in quarterly and annual operating results due to variations in the amount and timing of CDMA fees and royalties.

     The Company began manufacturing significant volumes of CDMA subscriber and infrastructure equipment during fiscal 1996. Production capabilities at QUALCOMM Personal Electronics ("QPE") were significantly expanded which resulted in production of approximately 400,000 subscriber units in fiscal 1996 with higher production anticipated for fiscal 1997. The Company shipped the first significant volumes of PCS phones in the fourth quarter of fiscal 1996. Infrastructure production began during fiscal 1996 and is expected to continue to grow into fiscal 1997. The Company, either directly or through QPE, has entered into agreements with Sprint Spectrum, PrimeCo Personal Communication L.P. ("PrimeCo") and Northern Telecom ("Nortel") pursuant to which the Company (or QPE) has agreed to provide approximately $500 million, $350 million and $200 million, respectively, in CDMA equipment and services. The Company is subject to performance guarantees on these orders. In September 1996, the Company and Hughes Network Systems ("Hughes") entered into an agreement whereby Hughes has agreed to purchase a minimum percentage of CDMA infrastructure equipment from QUALCOMM for resale to Hughes' customers. Any delays or difficulties in connection with the planned increase in manufacturing capacity could have a material adverse effect on the Company's business and results of operations. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs and on a timely basis, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA research and development expenditures could be materially impaired. Revenues related to CDMA Application Specific Integrated Circuits ("ASIC") component shipments to licensees also realized significant growth in fiscal 1996. To support the manufacture of CDMA equipment, QUALCOMM shipped over 2 million of its CDMA ASICs in fiscal 1996.

     Domestically, the Company generates revenues from its domestic OmniTRACS business by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to OmniTRACS users. Competition in 1996 resulted in a reduction of the margins on unit sales and services. The Company generates revenues from its international OmniTRACS business through license fees, sales of network equipment and terminals and fees from engineering support services. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company. Since the introduction of OmniTRACS, the Company has shipped over 175,000 OmniTRACS units worldwide.

     The Company has experienced, and expects to continue to experience, increased operating expenses as a result of the Company's overall expansion. In fiscal 1996, operating expenses were significantly higher, although operating expenses as a percentage of revenue declined. The increase was primarily due to increased research and development expenditures, expanded sales and marketing efforts and overall expansion of the business base. In fiscal 1997 the Company expects to continue to make substantial investments in research and development and to increase sales and marketing expenses as the Company's products are marketed throughout the world.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statement of operations data:

                                                                           YEARS ENDED
                                                                         SEPTEMBER 30,(1)
                                                                      ----------------------
                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Revenues:
      Communications systems........................................   72 %     64 %     71 %
      Contract services.............................................   16       25       18
      License, royalty and development fees.........................   12       11       11
                                                                      ---      ---      ---
              Total revenues........................................  100 %    100 %    100 %
    Operating expenses:
      Communications systems........................................   55 %     37 %     44 %
      Contract services.............................................   11       18       14
      Research and development......................................   20       21       18
      Selling and marketing.........................................    9       10        9
      General and administrative....................................    6        9        7
      Litigation settlement and related costs.......................   --       --        4
                                                                      ---      ---      ---
              Total operating expenses..............................  101 %     95 %     96 %
                                                                      ---      ---      ---
    Operating income (loss).........................................   (1 )      5        4
    Interest income, net............................................    3        2        2
    Minority interest in loss of consolidated subsidiary............    2        3        1
    Equity in losses of joint ventures..............................   --       --       --
                                                                      ---      ---      ---
    Income before income taxes......................................    4       10        7
    Income tax expense..............................................    1        2        1
                                                                      ---      ---      ---
    Net income......................................................    3 %      8 %      6 %
                                                                      ===      ===      ===
    Communications systems costs as a percentage of communications
      systems revenues..............................................   76 %     58 %     61 %
    Contract service costs as a percentage of contract services
      revenues......................................................   69 %     73 %     79 %

---------------
(1) The Company's fiscal periods end on the last Sunday of each period.

FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenues for fiscal 1996 were $813.9 million, a 111% increase compared to $386.6 million for fiscal 1995. Revenue growth was primarily due to the growth in communications systems which was driven by increased revenues related to subscriber, ASIC, and infrastructure products, as well as increased messaging revenues and sales of OmniTRACS units internationally. Also contributing were higher license, royalty and development fees related to additional CDMA licensing and royalties.

     Communications systems revenues, which consisted primarily of revenues from the sale of OmniTRACS products and services, sales of CDMA subscriber and infrastructure equipment, and ASICs chip sales were $583.0 million in fiscal 1996, a 136% increase compared to revenues of $247.0 million for fiscal 1995. The growth in communications systems revenues for fiscal 1996 was primarily attributable to increased sales in subscriber equipment, producing approximately 400,000 phones in fiscal 1996, and increased ASIC sales, with sales of over two million chips to CDMA licensees. Infrastructure sales were also higher primarily driven by component shipments to Nortel. OmniTRACS messaging revenues continue to increase due to the expansion of the installed OmniTRACS base in the U.S. OmniTRACS international shipments increased 38% in fiscal 1996 due primarily to expansion of unit shipments.

     Contract services revenues for fiscal 1996 were $131.0 million, a 38% increase compared to $95.2 million for fiscal 1995. The increase resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

     License, royalty and development fees for fiscal 1996 were $99.9 million, a 125% increase, compared to $44.5 million for fiscal 1995. The increase was primarily as a result of a number of new CDMA license agreements signed in fiscal 1996. To date, the Company has entered into numerous royalty-bearing license agreements including agreements with twenty-one subscriber, nine infrastructure, two ASICs and fourteen test equipment licensees. Increased CDMA royalties, generated through equipment sales by licensees, also contributed to the revenue growth.

     Costs of communications systems, which consisted primarily of costs of manufacturing OmniTRACS units, operating the NMF and leasing Ku-band satellite transponders and manufacturing CDMA subscriber and infrastructure equipment, and ASICs components, were $445.5 million or 76% of communications systems revenues for fiscal 1996, compared to $143.8 million or 58% of communications systems revenues for fiscal 1995. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber and infrastructure equipment and increased ASICs volume. The increase in communications systems costs as a percentage of communications systems revenues was due to previously anticipated start-up costs associated with the manufacturing of CDMA subscriber, infrastructure, and ASIC products and increasing volumes of CDMA subscriber equipment and components. Such subscriber equipment generates lower margins than the Company's OmniTRACS business which was the major element of communication systems revenues in fiscal 1995.

     Contract services costs for fiscal 1996 were $90.4 million or 69% of contract services revenues, compared to $69.4 million or 73% of contract services revenues for fiscal 1995. The increase in costs was primarily related to the significant growth in the Globalstar development effort. The percentage decrease in contract services costs as a percentage of contract services revenues was related to the overall growth and relative mix of labor and subcontract costs on the Globalstar development contract.

     Research and development costs were $162.3 million or 20% of revenues for fiscal 1996, compared to $80.2 million or 21% of revenues for fiscal 1995. This dollar increase was attributable primarily to increased efforts toward the development of commercial CDMA infrastructure and subscriber equipment, and ASIC components. The Company anticipates continued growth of research and development expenditures into fiscal 1997.

     Selling and marketing expenses were $74.1 million or 9% of revenues for fiscal 1996, compared to $37.8 million or 10% of revenues for fiscal 1995. The dollar increase in selling and marketing was due primarily to the growth in personnel and other marketing expenses, primarily related to the introduction of CDMA products in the domestic and international marketplace, and to support sales growth in the OmniTRACS. The

Company opened three new international offices in fiscal 1996 and now has offices in twelve countries to provide a base for operations, sales, marketing and support of QUALCOMM products worldwide.

     General and administrative expenses for fiscal 1996 were $49.0 million or 6% of revenues, compared to $34.9 million or 9% of revenues for fiscal 1995. The dollar increase was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations. General and administrative costs as a percentage of revenues declined due to the significantly increased revenue base in fiscal 1996. Also, during the second quarter of fiscal 1996, the Company and Hughes agreed to dismiss their respective litigation against each other without penalty by either party. In fiscal 1995, the Company had accrued $2.9 million for the anticipated liability for legal fees. As a result of the settlement of this litigation, the Company reversed this accrual in the second quarter of fiscal 1996, resulting in a $2.9 million reduction to general and administrative expense.

     Interest income was $24.2 million for fiscal 1996, compared to $9.5 million for fiscal 1995. The increase in fiscal 1996 was primarily due to interest generated from the public offering proceeds received in August 1995.

     Interest expense was $3.4 million for fiscal 1996, compared to $2.2 million for fiscal 1995. The increase was primarily due to the increased outstanding debt and capital leases related to the QPE joint venture.

     The minority interest primarily consists of SONY's 49% share of the losses of QPE, a joint venture consolidated in the Company's financial statements.

     Income tax expense was $5.6 million for fiscal 1996, compared to $9.7 million for fiscal 1995. The decrease was primarily due to lower pretax earnings in fiscal 1996 and the incorporation of the additional tax losses from the guarantee of Globalstar vendor financing obligations. The effective tax rate in fiscal 1996 was 21% compared to 24% in fiscal 1995.

     The Company has not elected early adoption of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 becomes effective beginning in fiscal year 1997, and will not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by FAS 123 had been applied in measuring compensation expense.

FISCAL 1995 COMPARED TO FISCAL 1994

     Total revenues for fiscal 1995 were $386.6 million, a 42% increase compared to $271.6 million for fiscal 1994. Revenue growth was primarily due to the growth in contract services revenues from the Company's development agreement with Globalstar, increased sales of OmniTRACS products and services, higher license, royalty and development fees related to additional CDMA licensing and CDMA component sales.

     Communications systems revenues, which consisted primarily of revenues from the sale of OmniTRACS products and services, sales of CDMA subscriber equipment, sales of VLSI chips to the telecommunications market, CDMA infrastructure and ASICs sales were $247.0 million for fiscal 1995, a 27% increase compared to revenues of $194.0 million for fiscal 1994. The growth in communications systems revenues for fiscal 1995 was primarily attributable to higher messaging revenues due to the expansion of the installed OmniTRACS base, growth in OmniTRACS international shipments, and sales of chips to CDMA licensees (prior to the fourth quarter of fiscal 1995, CDMA ASICs and infrastructure had been included in contract services revenues). OmniTRACS international sales increased 43% in fiscal 1995 due primarily to expansion of unit shipments in the Europe and Brazil markets. Unit sales of domestic and international OmniTRACS for fiscal 1995, exclusive of Motorola CoveragePLUS conversions, were 38,366, a 26% increase compared with 30,422 in the same period in fiscal 1994. Conversions of former CoveragePLUS customers to OmniTRACS were 665 units, essentially completing the Company's conversion of over 10,900 CoveragePLUS units to the OmniTRACS system.

     Contract services revenues for fiscal 1995 were $95.2 million, a 97% increase compared to $48.3 million for fiscal 1994. The increase resulted primarily from the development agreement with Globalstar which began generating revenues in the second quarter of fiscal 1994.

     License, royalty and development fees for fiscal 1995 were $44.5 million, a 52% increase, compared to $29.3 million for fiscal 1994, primarily as a result of a number of new CDMA license agreements signed in fiscal 1995.

     Costs of communications systems, which consisted primarily of costs of manufacturing OmniTRACS units, operating the NMF, and leasing Ku-band satellite transponders, manufacturing subscriber equipment, and beginning in fourth quarter of fiscal 1995, manufacturing CDMA infrastructure equipment and ASICs components, were $143.8 million or 58% of communications systems revenues for fiscal 1995, compared to $118.6 million or 61% of communications systems revenues for fiscal 1994. The dollar increase in costs primarily reflects increased manufacturing start up costs of CDMA subscriber equipment, and incorporation of CDMA infrastructure and ASICs production into communications systems in the fourth quarter of fiscal 1995. The decrease in communications systems costs as a percentage of communications systems revenues was primarily due to manufacturing efficiencies and material cost reductions of the OmniTRACS units, the decrease in sales of lower margin units to former CoveragePLUS customers, and the impact of higher messaging service revenues.

     Contract services costs for fiscal 1995 were $69.4 million or 73% of contract services revenues, compared to $38.1 million or 79% of contract services revenues for fiscal 1994. The $31.3 million increase in costs was primarily related to the significant growth on the Globalstar development effort. The percentage decrease in contract services as a percentage of contract services revenues was primarily related to the significant growth of the Globalstar development contract.

     Research and development costs for fiscal 1995 were $80.2 million or 21% of revenues, compared to $49.6 million or 18% of revenues for fiscal 1994. This increase was attributed primarily to increased efforts towards the development of commercial CDMA subscriber and infrastructure equipment, continued OmniTRACS product development, and the QuSAT hub and terminal development.

     Selling and marketing expenses for fiscal 1995 were $37.8 million or 10% of revenues, compared to $23.7 million or 9% of revenues for fiscal 1994. The increase in selling and marketing expense was due to increased CDMA activity both domestically and internationally and to support sales growth in the OmniTRACS product line domestically and overseas.

     General and administrative expenses for fiscal 1995 were $34.9 million or 9% of revenues, compared to $18.7 million or 7% of revenues for fiscal 1994. The increase was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations. Also contributing to the growth were higher accrued legal expenses and increased patent filing expense.

     Litigation settlement and related costs in fiscal 1994 of $13.0 million are related to the InterDigital Technology Corporation settlement and other associated legal costs.

     Interest income for fiscal 1995 was $9.5 million, compared to $6.5 million for fiscal 1994. The increase in fiscal 1995 was primarily due to the public offering proceeds received in August 1995.

     Interest expense for fiscal 1995 was $2.2 million, compared to $2.0 million for fiscal 1994. The increase was due to the increased note payable to SONY for loans made to fund their portion of the joint venture, partially offset by a decrease in interest expense on capital lease obligations and notes payable outstanding as these obligation balances decreased from the prior year.

     The minority interest reflects SONY's 49% share of the losses of QPE, a joint venture consolidated in the Company's financial statements.

     Income tax expense for fiscal 1995 was $9.7 million, compared to $2.1 million for fiscal 1994. The increase was primarily due to full utilization of tax loss carryforwards in fiscal 1994 and the increase in earnings in fiscal 1995. Also, income taxes for fiscal 1995 and 1994 were positively impacted by $3.0 million and $4.0 million respectively due to the recognition of those deferred tax assets that satisfy the "more likely than not" criteria for realization established by FAS 109. In future periods, the Company may recognize its remaining deferred tax assets if they meet the "more likely than not" criteria of realization established by Statement of Financial Accounting Standard No. 109 (FAS 109).

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that the cash and cash equivalents and investment balances of $354.3 million at September 29, 1996, including interest earned thereon, will be used to fund working capital requirements related to the expansion of its operations, equipment vendor financing, the acquisition of capital equipment, investment in joint ventures, and continued expansion of facilities. In addition, the Company may also invest in companies whose products or services complement or support the Company's manufacturing and supply capabilities or whose products or services complement or enhance the Company's current or future product or service offerings.

     In fiscal 1996, $69.8 million in cash was used by operations, compared to $37.7 million provided by operations in fiscal 1995. The increase in cash used by operations was primarily due to significant increases in net working capital requirements including inventories and accounts receivable. Receivables and inventories were higher reflecting the significant CDMA equipment sales increase in the second half of fiscal 1996. CDMA subscriber, infrastructure and ASIC requirements have expanded to support the continued volume growth anticipated in 1997. Also contributing to the higher levels of inventory were approximately $17 million of infrastructure products shipped to customer sites prior to commercial launch of networks.

     Cellular, PCS and WLL network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require the Company to arrange or provide financing of amounts ranging from modest sums to over a billion dollars on any particular project. Such amount financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. Pursuant to an Equipment Requirements Agreement with QUALCOMM, subject to the satisfaction of certain conditions, NextWave is obligated to purchase approximately 50% of its infrastructure equipment requirements from QUALCOMM. The agreement also provides that QUALCOMM will offer 100% financing for equipment purchased under such agreement, on commercial terms. The terms of the equipment purchases, including financing terms, will be established in a further agreement to be negotiated in good faith between the parties. There can be no assurance that such an agreement will be concluded. The Company's ability to arrange or provide and be competitive with such financing will depend on a number of factors, including the Company's capital structure, level of available credit and ability to provide financing in conjunction with third-party lenders. There can be no assurance that the Company will be able to arrange or provide such financing on terms and conditions, and in amounts, that will be satisfactory to such network operators. The Company may be required to hold any loans, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. A number of the Company's competitors have substantially greater resources than the Company, which may enable them to offer more favorable financing terms and successfully compete against the Company for infrastructure projects. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company and its business and prospects.

     In order to arrange or provide for financing for cellular, PCS and WLL projects, the Company will be required to expose itself to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guaranty such financing through third party lenders. The amount of such financing could become significant and, if not repaid by the carrier, could have a material adverse effect on the Company's operating results and liquidity. Many WLL and PCS network operators, including a number of C-Block licensees, have limited or no operating histories, are faced with significant capital requirements and are high credit risks. Pursuant to FCC regulations applicable to C-Block licensees, the Company will not be permitted to retain a security interest in any C-Block licenses, which initially will constitute the primary asset of many C-Block licensees. C-Block licensees, in particular, are faced with strict regulatory requirements under applicable FCC regulations. Compliance with those regulations is outside of the control of the Company. The failure of a C-Block licensee to comply with any of those regulations could result in the revocation of that licensee's FCC licenses. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment. In addition, the Company may be required to provide vendor financing for a portion of the Globalstar system prior to its full scale implementation.

     The Company, either directly or through QPE, has entered into agreements with Sprint Spectrum, PrimeCo and Nortel pursuant to which the Company (or QPE) has agreed to provide approximately $500 million, $350 million and $200 million, respectively, in CDMA equipment and services. In September 1996, the Company and Hughes entered into an agreement whereby Hughes has agreed to purchase a minimum percentage of CDMA infrastructure equipment from QUALCOMM for resale to Hughes customers.

     Investments in capital expenditures, intangible assets and other entities totaled $226.9 million in fiscal 1996, compared to $116.4 million in fiscal 1995. Significant components in fiscal 1996 consisted of the purchase of $216.6 million of capital assets, the purchase of intangible assets of $3.8 million and the investment of $6.5 million in entities in which the Company holds less than a 50% interest. In fiscal 1996, the Company purchased a manufacturing and research facility for approximately $31.5 million. In addition, capital expenditures were higher due to the construction of a new engineering facility, increased building improvements relating primarily to the new manufacturing and research facility, and higher computer, machinery and equipment expenditures driven by overall Company growth. Also, in fiscal 1996 the Company commenced construction of a 177,000 square foot manufacturing facility in San Diego which will be dedicated to the production of infrastructure equipment.

     In fiscal 1996 the Company provided $30 million in financing to NextWave in connection with its plans to bid on PCS licenses in the recently completed C-block auctions conducted by the FCC. The financing originally consisted of $5 million of equity and $25 million in a convertible loan. In connection with this investment, subject to the satisfaction of certain conditions, NextWave has committed to purchase approximately 50% of its PCS infrastructure equipment requirements from the Company. In March 1996, the Company increased its equity investment to $20 million by converting $15 million of the convertible loan balance to equity. Of the remaining $10 million loan, $9.6 million was repaid in the fiscal third quarter and $0.4 million was converted into a three-year note with an equity conversion option. The Company currently holds less than 5% of NextWave's outstanding shares and is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity. See Note 8 of Consolidated Financial Statements.

     In July 1996, QPE completed negotiations on two bank credit facilities totaling, in the aggregate, $200 million. With this credit facility, QPE repaid all of its loan balances outstanding to QUALCOMM and SONY and at fiscal year end maintained a loan balance of approximately $80 million. The secured revolving credit facilities are non-recourse to the Company and the minority interest holder in QPE.

     In fiscal 1996, the Company's financing activities provided net cash of $87.4 million compared to $520.2 million in fiscal 1995. Fiscal 1996 included proceeds from the QPE bank lines of credit, the sale and lease back of manufacturing equipment to QPE, and additional contributions received from SONY related to the QPE joint venture, which were partially offset by the retirement of the $20 million note on the San Diego Design Center. Net cash provided in fiscal 1995 was primarily related to proceeds received from a public offering of the Company's Common Stock, additional contributions received from SONY related to the QPE joint venture and the issuance of common stock under the Company's stock option and employee stock purchase plan.

     The actual amount and timing of working capital and capital equipment expenditures that the Company may incur in future periods may vary significantly. This will depend upon numerous factors, including the extent and timing of the commercial deployment of the Company's CDMA technology in the U.S. and worldwide, investments in joint ventures or other forms of strategic alliances, the requirement to provide CDMA vendor financing and the growth in personnel and related facility expansion and the increase in manufacturing capacity. In addition, expenses related to any patent infringement, or other litigation, may require additional cash resources and may have an adverse impact on the Company's results of operations.

     The Company expects it will require additional capital to fund its growth and the increasing requirement for vendor financing which may be derived through additional debt, equity financing, or other sources. The Company is evaluating these alternatives, and is considering multiple sources of funding including unsecured bank facilities, preferred securities and/or convertible debt. There can be no assurances such capital will be available or, if available, that it will be on acceptable terms.

ITEM 8. FINANCIAL STATEMENTS

     The Company's consolidated financial statements at September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996 and the Report of Price Waterhouse LLP, Independent Accountants, are included in this report on Form 10-K on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the QUALCOMM Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 11, 1997 (the "Proxy Statement"). Information regarding Executive Officers is set forth in
Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
    (a) Documents filed as part of the report:
         (1) Report of Independent Accountants......................................    F-1
              Consolidated Balance Sheets at September 30, 1996 and 1995............    F-2
              Consolidated Statements of Income for Fiscal 1996, 1995 and 1994......    F-3
              Consolidated Statements of Cash Flows for Fiscal 1996, 1995 and
              1994..................................................................    F-4
              Consolidated Statements of Stockholders' Equity for Fiscal 1996, 1995
              and 1994..............................................................    F-5
              Notes to Consolidated Financial Statements............................    F-6
         (2) Consolidated Financial Statement Schedule..............................
              Schedule II Valuation and Qualifying Accounts.........................    S-1

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

          (3) Exhibits

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------     ------------------------------------------------------------------------------
      3.1      Restated Certificate of Incorporation.(1)
      3.2      Certificate of Amendment of Restated Certificate of Incorporation. (7)
      3.3      Certificate of Designation of Preferences.
      3.4      Bylaws.(2)
     10.1      Form of Indemnity Agreement between the Company, each director and certain officers.(2)(14)
     10.2      1991 Stock Option Plan, as amended.(10)(14)
     10.3      Form of Incentive Stock Option Grant under the 1991 Stock Option Plan.(2)(14)
     10.4      Form of Supplemental Stock Option Grant under the 1991 Stock Option
               Plan.(2)(14)
     10.5      1991 Employee Stock Purchase Plan.(11)(14)
     10.6      Form of Employee Stock Purchase Plan Offering under the 1991 Employee Stock
               Purchase Plan.(2)(14)
     10.7      Registration Rights Agreement dated September 11, 1991 between the Company and various Stockholders.(2)
     10.8      Satellite Service Agreement dated March 5, 1991 between the Company and GTE
               Spacenet Corporation.(2)(3)
     10.9      Joint Venture Agreement dated January 24, 1990 between the Company and Alcatel
               Transmission par Faisceaux Hertziens.(2)(3)
     10.10     Agreement dated April 17, 1989 between the Company and PACTEL
               Corporation.(2)(3)
     10.11     CDMA Technology Agreement and related Patent License Agreement, each dated
               July 3, 1990 between the Company and American Telephone & Telegraph
               Company.(2)(3)
     10.12     DS-CDMA Technology Agreement and related Patent License Agreement, each dated
               September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)
     10.13     JSM Shareholders Agreement dated May 24, 1991 between the Company, C. Itoh,
               Ltd. and Nippon Steel Corporation.(2)(3)
     10.14     401(k) Plan.(2)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------     ------------------------------------------------------------------------------
     10.15     Amendments dated January 15, 1992 and February 7, 1992 to that certain
               Technology Agreement dated July 3, 1990 with American Telephone & Telegraph
               Company.(4)
     10.16     Amendment dated January 21, 1992 to that certain Technology Agreement dated
               September 26, 1990 with MOTOROLA, Inc.(4)(5)
     10.17     Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(14)
     10.18     Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)
     10.19     Joint Venture and Partnership Agreement dated February 25, 1994 between
               QUALCOMM Investment Company and SONY Electronics CDMA Investment, Inc.(7)(8)
     10.20     Contract dated March 18, 1994 between the Company and Globalstar, L.P.(7)(8)
     10.21     Executive Retirement Matching Contribution Plan(12)(14)
     10.22     1996 Non-qualified Employee Stock Purchase Plan(13)(14)
     10.23     Stockholder Rights Plan(9)
     11.1      Calculation of earnings per share.
     23.1      Consent of Price Waterhouse LLP.
     24.1      Power of Attorney. Reference is made to page 40.
     27        Financial Data Schedule.

---------------

 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-62724) or amendments thereto and incorporated herein by reference.
 (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-42782) or amendments thereto and incorporated herein by reference.
 (3) Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-42782) effective December 12, 1991.
 (4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992.
 (5) Certain confidential portions deleted pursuant to order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.
 (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1993.
 (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.
 (8) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 7, 1994.
 (9) Filed as an exhibit to the Company's Form 8-K current report dated as of September 26, 1995.
(10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2754) filed on March 25, 1996.
(11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2756) filed on March 25, 1996.
(12) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2752) filed on March 25, 1996.
(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2750) file on March 25, 1996.
(14) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended September 29, 1996.

(C) EXHIBITS

     The exhibits required by this Item are listed under Item 14(a)(3).

(D) FINANCIAL STATEMENTS SCHEDULES

     The consolidated financial statement schedules required by this Item are listed under Item 14 (a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 2, 1996

                                          QUALCOMM Incorporated

                                          By /s/ IRWIN MARK JACOBS
                                              Irwin Mark Jacobs,
                                              Chief Executive Officer and
                                                 Chairman

                               POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Irwin Mark Jacobs and Harvey P. White, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  ---------------------------  -----------------
                   /s/ IRWIN MARK JACOBS         Chief Executive Officer and   December 2, 1996
               Irwin Mark Jacobs                     Chairman (Principal
                                                     Executive Officer)
                   /s/ ANDREW J. VITERBI                Vice-Chairman          December 2, 1996
               Andrew J. Viterbi
                     /s/ HARVEY P. WHITE           President and Director      December 2, 1996
                Harvey P. White
                 /s/ ANTHONY S. THORNLEY           Senior Vice President,      December 2, 1996
              Anthony S. Thornley                 Chief Financial Officer,
                                                  (Principal Financial and
                                                     Accounting Officer)
                 /s/ RICHARD C. ATKINSON                  Director             December 2, 1996
              Richard C.Atkinson
                   /s/ ADELIA A. COFFMAN                  Director             December 2, 1996
               Adelia A. Coffman

                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  ---------------------------  -----------------
                    /s/ JEROME S. KATZIN                  Director             December 2, 1996
               Jerome S. Katzin
                           /s/ NEIL                       Director             December 2, 1996
                    KADISHA
                 Neil Kadisha
                     /s/ DUANE A. NELLES                  Director             December 2, 1996
                Duane A. Nelles
                  /s/ PETER M. SACERDOTE                  Director             December 2, 1996
              Peter M. Sacerdote
                          /s/ MARC I.                     Director             December 2, 1996
                     STERN
                 Marc I. Stern
                    /s/ BRENT SCOWCROFT                   Director             December 2, 1996
                Brent Scowcroft
                       /s/ FRANK SAVAGE                   Director             December 2, 1996
                 Frank Savage

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
Stockholders of QUALCOMM Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 37 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
November 8, 1996

                             QUALCOMM INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                         1996           1995
                                                                      ----------      --------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $  110,143      $500,629
  Investments.....................................................       236,129        66,335
  Accounts receivable, net........................................       217,433        82,733
  Inventories.....................................................       171,511        44,010
  Other current assets............................................        15,974        10,923
                                                                      ----------      --------
  Total current assets............................................       751,190       704,630
Property, plant and equipment, net................................       352,699       185,513
Investments.......................................................         8,009        12,032
Other assets......................................................        73,432        38,542
                                                                      ----------      --------
Total assets......................................................    $1,185,330      $940,717
                                                                      ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities........................    $  229,799      $ 95,769
  Unearned revenue................................................        13,226         8,213
  Bank lines of credit............................................        80,700            --
  Current portion of long-term debt...............................         2,234         1,015
                                                                      ----------      --------
  Total current liabilities.......................................       325,959       104,997
Long-term debt....................................................        10,908        33,479
Other liabilities.................................................         3,550         2,624
                                                                      ----------      --------
  Total liabilities...............................................       340,417       141,100
                                                                      ----------      --------
Commitments and contingencies (Note 9)
Minority interest in consolidated subsidiary (Notes 1 & 8)........            --            --
Stockholders' equity:
  Preferred stock, $0.0001 par value 8,000 shares authorized; none            --            --
     outstanding in 1996 and 1995.................................
  Common stock, $0.0001 par value; 150,000 shares authorized;                  7             6
     66,535 and 64,693 shares issued and outstanding in 1996 and
     1995.........................................................
  Paid-in capital.................................................       819,042       794,774
  Retained earnings...............................................        25,864         4,837
                                                                      ----------      --------
  Total stockholders' equity......................................       844,913       799,617
                                                                      ----------      --------
Total liabilities and stockholders' equity........................    $1,185,330      $940,717
                                                                      ==========      ========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Communications systems...................................  $582,953     $246,997     $194,037
  Contract services........................................   131,022       95,150       48,310
  License, royalty and development fees....................    99,875       44,465       29,276
                                                             --------     --------     --------
          Total revenues...................................   813,850      386,612      271,623
                                                             --------     --------     --------
Operating expenses:
  Communications systems...................................   445,481      143,774      118,636
  Contract services........................................    90,380       69,396       38,051
  Research and development.................................   162,340       80,171       49,586
  Selling and marketing....................................    74,114       37,754       23,687
  General and administrative...............................    48,971       34,918       18,696
  Litigation settlement and related costs..................        --           --       13,017
                                                             --------     --------     --------
          Total operating expenses.........................   821,286      366,013      261,673
                                                             --------     --------     --------
Operating (loss) income....................................    (7,436)      20,599        9,950
Interest income............................................    24,239        9,529        6,495
Interest expense...........................................    (3,354)      (2,264)      (2,025)
Minority interest in losses of consolidated subsidiary.....    13,178       12,016        2,893
                                                             --------     --------     --------
Income before income taxes.................................    26,627       39,880       17,313
Income tax expense.........................................    (5,600)      (9,700)      (2,120)
                                                             --------     --------     --------
Net income.................................................  $ 21,027     $ 30,180     $ 15,193
                                                             ========     ========     ========
Net earnings per common share
  Primary..................................................  $   0.30     $   0.53     $   0.28
                                                             ========     ========     ========
  Fully diluted............................................  $   0.30     $   0.52     $   0.28
                                                             ========     ========     ========
Shares used in per share calculation
  Primary..................................................    70,214       57,420       53,514
                                                             ========     ========     ========
  Fully diluted............................................    70,468       58,194       53,562
                                                             ========     ========     ========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Operating activities:
  Net income...............................................  $ 21,027     $ 30,180     $ 15,193
  Depreciation and amortization............................    56,817       30,919       18,809
  Recognition of deferred tax asset........................        --       (3,000)      (4,000)
  Minority interest in losses of consolidated subsidiary...   (13,178)     (12,016)      (2,893)
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net..............................  (134,700)     (19,806)     (28,791)
     Inventories...........................................  (127,501)     (28,379)      (1,554)
     Other assets..........................................   (12,204)       1,507          775
     Accounts payable and accrued liabilities..............   134,030       36,790       29,597
     Unearned revenue......................................     5,013        1,774          588
     Other liabilities.....................................       926         (227)      (1,264)
                                                             --------     --------     --------
Net cash (used in) provided by operating activities........   (69,770)      37,742       26,460
                                                             --------     --------     --------
Investing activities:
  Issuance of note receivable (Note 8).....................   (25,000)          --           --
  Collection of note receivable (Note 8)...................     9,602           --           --
  Capital expenditures.....................................  (216,554)     (99,455)     (68,692)
  Purchases of intangible assets...........................    (3,843)      (5,054)     (10,293)
  Purchases of investments.................................  (587,898)     (84,343)    (192,726)
  Maturities of investments................................   422,127       98,423      194,901
  Investment in other entities.............................    (6,500)     (11,925)      (8,239)
                                                             --------     --------     --------
Net cash used in investing activities......................  (408,066)    (102,354)     (85,049)
                                                             --------     --------     --------
Financing activities:
  Sale/leaseback transaction...............................    10,248           --           --
  Proceeds from bank lines of credit.......................    80,700           --           --
  Principal payments under long-term debt..................   (46,036)      (3,749)      (5,718)
  Proceeds from issuance of notes payable..................    11,772       10,757        2,659
  Minority interest investment in consolidated                  6,397        5,917       (1,035)
     subsidiary............................................
  Tax benefit from exercise of stock options...............       654        8,102        3,750
  Net proceeds from issuance of common stock...............    23,615      499,165        6,529
                                                             --------     --------     --------
Net cash provided by financing activities..................    87,350      520,192        6,185
                                                             --------     --------     --------
Net (decrease) increase in cash and cash equivalents.......  (390,486)     455,580      (52,404)
Cash and cash equivalents at beginning of year.............   500,629       45,049       97,453
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $110,143     $500,629     $ 45,049
                                                             ========     ========     ========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             RETAINED
                                          COMMON STOCK                       EARNINGS
                                        -----------------     PAID-IN      (ACCUMULATED
                                        SHARES     AMOUNT     CAPITAL        DEFICIT)        TOTAL
                                        ------     ------     --------     ------------     --------
Balance at September 30, 1993.........  50,268      $  5      $277,227       $(40,536)      $236,696
Exercise of stock options.............     650        --         2,772             --          2,772
Tax benefit from exercise of stock
  options.............................      --        --         3,750             --          3,750
Exercise of stock warrants............     385        --           660             --            660
Issuance for Employee Stock
  Purchase Plan.......................     183        --         3,099             --          3,099
Net income............................      --        --            --         15,193         15,193
                                        ------       ---      --------       --------       --------
Balance at September 30, 1994.........  51,486         5       287,508        (25,343)       262,170
Exercise of stock options.............   1,458        --         9,318             --          9,318
Tax benefit from exercise of stock
  options.............................      --        --         8,102             --          8,102
Issuance of common stock, net of
  issuance costs of $17,364...........  11,500         1       485,761             --        485,762
Issuance for Employee Stock
  Purchase Plan.......................     249        --         4,085             --          4,085
Net income............................      --        --            --         30,180         30,180
                                        ------       ---      --------       --------       --------
Balance at September 30, 1995.........  64,693         6       794,774          4,837        799,617
Exercise of stock options.............   1,510         1        14,277             --         14,278
Tax benefit from exercise of stock
  options.............................      --        --           654             --            654
Issuance for Employee Stock Purchase
  Plan and Executive Retirement
  Plans...............................     332        --         9,337             --          9,337
Net income............................      --        --            --         21,027         21,027
                                        ------       ---      --------       --------       --------
Balance at September 30, 1996.........  66,535      $  7      $819,042       $ 25,864       $844,913
                                        ======       ===      ========       ========       ========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

     QUALCOMM Incorporated (the "Company"), a Delaware corporation, develops, manufactures, markets, licenses and operates advanced communications systems and products based on digital wireless technology, including mobile and fixed satellite communications systems and products and digital wireless telephone systems and products using the Company's proprietary Code Division Multiple Access ("CDMA") technology. Other products include secure communications equipment and subsystems and a range of Very Large Scale Integrated circuit components for use in commercial and government applications.

  Principles of Consolidation

     The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. The ownership of the other interest holders is reflected as minority interest. All significant intercompany accounts and transactions have been eliminated.

  Fiscal Year

     The Company operates and reports using a fiscal year ending on the last Sunday in September. As a result of this practice, fiscal 1996 includes 53 weeks. The additional week of activity occurred in the first quarter of fiscal 1996. For presentation purposes, the Company has indicated its fiscal year as ending on September 30.

  Revenues

     Revenue from communications systems and products is generally recognized at the time the units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated costs at completion. Estimated contract losses are recognized when determined. Non-refundable license fees are recognized when there is no material continuing performance obligation under the agreement and collection is probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement.

     A significant portion of the Company's revenues are derived from the North American trucking industry, particularly providers of long haul transportation of goods and equipment, and, because the worldwide market for wireless telephone systems and products is dominated by a small number of large corporations and government agencies, a significant portion of the Company's CDMA revenues are concentrated with a limited number of customers.

     During fiscal 1996 and 1995, revenues from Globalstar (Note 8) accounted for 15% and 19% of revenues, respectively. No one customer accounted for more than 10% of fiscal 1994 revenues. Revenues from international customers, exclusive of revenues from the ALCATEL QUALCOMM joint venture (Note 8), were approximately 34%, 17% and 20% of total revenues in fiscal 1996, 1995 and 1994, respectively. The 1996, 1995 and 1994 revenues included $221,000,000, $43,000,000 and $33,300,000 from Asia, respectively; $36,000,000, $12,700,000 and $13,600,000 from Canada, respectively; and $13,000,000, $10,000,000 and
$7,300,000 from Latin America, respectively.

                             QUALCOMM INCORPORATED

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and loan participations. The carrying amount approximates the fair value due to the short maturity of these instruments.

     The Company's policy is to place its cash, cash equivalents and investments with high credit quality financial institutions, government agencies and corporate entities and to limit the amount of credit exposure.

  Investments

     In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 1996 and 1995, the Company's investment portfolio consisted of debt securities classified as held-to-maturity and is presented at its amortized cost. There was no cumulative effect as a result of adopting FAS 115 in fiscal 1995.

  Inventories

     Inventories are valued at the lower of cost or market using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from two to five years. Maintenance, repairs and minor renewals and betterments are charged to expense.

  Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

  Other Assets

     Other assets include investments in other entities and intangibles. Investments in corporate entities with less than 20% voting interest are accounted for under the cost method. The Company uses the equity method to account for ownership interests in partnerships and for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee.

     Intangible assets are recorded at cost and amortized over their estimated useful lives, which currently range from three to five years.

                             QUALCOMM INCORPORATED

  Stock Options

     The Company has not elected early adoption of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 becomes effective beginning in fiscal year 1997, and will not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by FAS 123 had been applied in measuring compensation expense.

  Foreign Currency

     Local currencies are generally considered to be the functional currency for operations outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates, income and expenses are translated at average rates of exchange prevailing during the year. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. The effects of translating the financial position and results of operations of local currency operations have not been significant to the Company's consolidated financial statements.

     The effects of foreign currency transactions are included in the Company's statement of income. During fiscal 1996, the Company had a net foreign currency transaction gain of approximately $1,400,000. During fiscal 1995 and 1994, foreign currency transaction gains and losses were not significant.

  Income Taxes

     Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted. Investment tax credits are reflected as a reduction of income tax expense using the flow through method in the year in which they are realized.

  Net Earnings Per Common Share

     Primary earnings per common share are calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share reflect the dilutive effect of common stock equivalents at the higher of the average or the ending market price during the reporting period.

  Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

                             QUALCOMM INCORPORATED

NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                         SEPTEMBER 30,
                                                                      --------------------
                                                                        1996        1995
                                                                      --------     -------
                                                                         (IN THOUSANDS)
    Accounts Receivable:
      Trade, net of allowance for doubtful accounts of $8,223 and
         $2,853, respectively.......................................  $181,732     $58,651
      Long-term contracts:
         Billed.....................................................    12,363       7,882
         Unbilled, net of progress payments of $1,572
           and $1,780, respectively.................................    20,052      13,602
      Other.........................................................     3,286       2,598
                                                                      --------     -------
                                                                      $217,433     $82,733
                                                                      ========     =======

     The Company's trade receivables at September 30, 1996 and 1995 included 31% and 57%, respectively, from customers in the trucking industry and 66% and 37%, respectively, from customers of the Company's CDMA technology including license, royalty, development fees and telephone systems and products.

     Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

     Progress payments on contract receivables decreased $208,000, $1,994,000 and $3,609,000 during fiscal 1996, 1995 and 1994, respectively.

                             QUALCOMM INCORPORATED

                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                       1996         1995
                                                                     ---------    ---------
                                                                         (IN THOUSANDS)
    Inventories:
      Raw materials................................................  $  97,779    $  27,090
      Work-in-progress.............................................     35,686        7,922
      Finished goods...............................................     38,046        8,998
                                                                      --------      -------
                                                                     $ 171,511    $  44,010
                                                                      ========      =======
    Property, Plant and Equipment:
      Land.........................................................  $  29,955    $  18,237
      Buildings and improvements...................................    135,239       71,594
      Computer equipment...........................................    158,165       86,566
      Machinery and equipment......................................    131,485       64,096
      Furniture and office equipment...............................     10,314        8,801
      Leasehold improvements.......................................      4,877        2,601
                                                                      --------      -------
                                                                       470,035      251,895
      Less accumulated depreciation and amortization...............    117,336       66,382
                                                                      --------      -------
                                                                     $ 352,699    $ 185,513
                                                                      ========      =======
    Other Assets:
      Intangible assets, net of accumulated amortization of $9,975
         and $4,914, respectively..................................  $  10,690    $  11,494
      Investment in other entities (Note 8)........................     41,939       16,011
      Due from minority partner in QPE (Note 8)....................     16,808       10,027
      Other........................................................      3,995        1,010
                                                                      --------      -------
                                                                     $  73,432    $  38,542
                                                                      ========      =======
    Accounts Payable and Accrued Liabilities:
      Trade payables...............................................  $ 163,599    $  54,311
      Accrued payroll and related benefits.........................     33,591       24,065
      Accrued warranty.............................................      9,286        2,366
      Other accrued liabilities....................................     23,323       15,027
                                                                      --------      -------
                                                                     $ 229,799    $  95,769
                                                                      ========      =======

                             QUALCOMM INCORPORATED

NOTE 3.  INVESTMENTS

     At September 30, 1996 and 1995, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following (in thousands):

                                                                     CURRENT      LONG-TERM
                                                                     --------     ---------
    1996
      U.S. government securities...................................  $     --      $ 5,000
      Commercial paper.............................................   157,070           --
      Corporate medium-term notes..................................     9,000        3,000
      Other debt securities........................................    70,059            9
                                                                     --------      -------
                                                                     $236,129      $ 8,009
                                                                     ========      =======
    1995
      U.S. government securities...................................  $  1,000      $ 5,000
      Commercial paper.............................................    55,361           --
      Corporate medium-term notes..................................        --        7,000
      Other debt securities........................................     9,974           32
                                                                     --------      -------
                                                                     $ 66,335      $12,032
                                                                     ========      =======

     At September 30, 1996, maturities for long-term securities were between one and two years. At September 30, 1996 and 1995, the estimated fair value of each investment approximated the amortized cost and, therefore, there were no significant unrealized gains or losses.

NOTE 4.  INCOME TAXES

     The components of income tax expense for the years ended September 30 are as follows (in thousands):

                                                              1996       1995        1994
                                                             ------     -------     -------
    Current provision
      Federal..............................................  $1,301     $ 8,946     $ 4,376
      State................................................     695       1,459       1,436
      Foreign..............................................   3,604       2,295         308
                                                             ------     -------     -------
                                                              5,600      12,700       6,120
    Recognition of deferred tax asset......................      --      (3,000)     (4,000)
                                                             ------     -------     -------
                                                             $5,600     $ 9,700     $ 2,120
                                                             ======     =======     =======

     During fiscal 1995 and 1994, the Company recognized deferred tax assets of $3,000,000 and $4,000,000, respectively, based on management's assessment that certain existing tax benefits will "more likely than not" be realized in future tax returns based on the criteria of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Management's assessment concerning the realizability of existing tax benefits is based on various assumptions including estimates of future operating results and the extent of the commercial deployment of the Company's CDMA telephone systems and products under certain existing contractual arrangements. A significant portion of the Company's performance obligations under such arrangements are scheduled to occur in fiscal 1997 and, upon such occurrence, may have a significant impact on the Company's assessment of the realizability of tax benefits during future periods.

                             QUALCOMM INCORPORATED

     The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense for the years ended September 30 (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Expected income tax expense at federal statutory tax
      rate................................................  $ 9,316     $13,958     $ 6,060
    State income tax expense..............................      695       1,459       1,436
    Foreign taxes.........................................    3,604       2,295         308
    Income recognition differences........................   (4,866)      1,039       6,261
    Utilization of NOL carryforwards......................       --          --      (3,905)
    Deferred tax asset recognized.........................       --      (3,000)     (4,000)
    Tax credit utilization................................   (3,575)     (7,040)     (4,432)
    Other.................................................      426         989         392
                                                            -------     -------     -------
    Actual income tax expense.............................  $ 5,600     $ 9,700     $ 2,120
                                                            =======     =======     =======

     At September 30, 1996 and 1995, the Company had total deferred tax assets as follows (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Income recognition differences...................................  $17,705     $22,571
    Stock option tax deduction.......................................   37,973      16,901
    Tax credits......................................................    7,628          --
                                                                       -------     -------
    Subtotal.........................................................   63,306      39,472
    Less valuation allowance.........................................   56,306      32,472
                                                                       -------     -------
    Net..............................................................  $ 7,000     $ 7,000
                                                                       =======     =======

     The benefit for the stock option tax deduction is credited directly to paid-in capital for financial reporting purposes, as utilized.

     Cash amounts paid for income taxes were $4,752,000, $6,675,000 and $1,574,000 for fiscal 1996, 1995 and 1994, respectively and exclusive of a $2,190,000 refund received in fiscal 1996. At September 30, 1996, the Company had unused research and development credits of approximately $6,200,000 expiring in 2010, manufacturing investment credits of approximately $1,100,000 expiring in 2004, and other unused tax credits of approximately $300,000.

                             QUALCOMM INCORPORATED

NOTE 5.  DEBT AND CREDIT FACILITIES

     The principal balance of long-term debt at September 30, 1996 and 1995 consisted of the following (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Note payable, interest at the bank's base rate, original maturity of April 2008, collateralized by land and buildings, retired during fiscal 1996 with no gain or loss resulting from the
      prepayment. ...................................................  $    --     $20,000
    Unsecured revolving loan payable to SONY Electronics subordinate to all non-affiliated QUALCOMM Personal Electronics debt (Note
      8); bearing interest at prime plus 1%; original maturity of
      March 2004, retired during fiscal 1996 with no gain or loss
      resulting from the prepayment. ................................       --      13,416
    Capital lease obligations; future minimum lease payments in each of the next five years from fiscal 1997 through 2001 of $2,955,
      $3,672, $3,672, $3,672 and $917, respectively. ................   12,912         535
    Other............................................................      230         543
                                                                       -------     -------
                                                                        13,142      34,494
    Less current portion.............................................    2,234       1,015
                                                                       -------     -------
                                                                       $10,908     $33,479
                                                                       =======     =======

     The annual principal installments for long-term notes payable, capital leases and other obligations in each of the next five years from fiscal 1997 through 2001 are $2,276,000, $3,210,000, $3,270,000, $3,478,000 and $908,000,
respectively.

     During fiscal 1996, QPE (Note 8) entered into an agreement for the sale and leaseback of certain manufacturing equipment with a net book value of approximately $10,248,000. There was no gain or loss realized as a result of the sale. QPE also entered into additional leases for manufacturing equipment with a fair value of $2,664,000. All of these leases are for approximately five year terms and are non-recourse to the Company and the minority interest holder in QPE. They are classified as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

     As of September 30, 1996, QPE had outstanding bank borrowings of $80,700,000 under two separate $100,000,000 revolving credit facilities. The two credit facilities have identical terms and borrowings from the credit facilities are drawn in equal amounts. Both credit facilities expire in July 1997. The interest rate under the facilities is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. The weighted average interest rate on outstanding borrowings was 6.1% during fiscal 1996 and 6.5% at September 30, 1996. The credit facilities are non-recourse to the Company and the minority interest holder in QPE and are collateralized by QPE's accounts receivable and inventories, which at September 30, 1996, on a consolidated basis, amounted to $38,365,000 and $65,997,000, respectively. However, in the event that QPE cannot repay the bank borrowings, both the Company and the minority interest holder in QPE have agreed to provide subordinated loans to QPE in proportion to their respective ownership interests, to the extent that the sum of QPE's tangible net worth and the total loan commitments are not less than zero. Under the terms of the credit facilities, amounts that QPE may borrow outside of the credit facilities are limited.

     The fair values of the Company's debt and credit facilities are estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. At September 30, 1996 and 1995, the estimated fair values of the Company's debt and credit facilities approximated their carrying values.

                             QUALCOMM INCORPORATED

     Cash amounts paid for interest were $3,869,000, $2,058,000 and $1,879,000 for fiscal 1996, 1995 and 1994, respectively.

NOTE 6.  CAPITAL STOCK

  Common Stock

     In August 1995, the Company completed its third public offering consisting of 11,500,000 common shares with net proceeds of approximately $485,762,000.

  Common Stock Warrants

     In connection with certain notes payable issued in fiscal 1988 and 1989, the Company issued Series A warrants to purchase 3,076,000 shares of common stock at $4 per share. During fiscal 1994, warrants for 256,000 shares of common stock were exchanged for 220,000 shares of common stock. In addition, during fiscal 1994 warrants for 165,000 shares of common stock were exercised with cash payments and/or the cancellation of certain notes payable. As of September 30, 1994, all Series A warrants had been exercised.

     In November 1991, the Company issued seven-year warrants to purchase 782,000 shares of common stock at $5.50 per share to a company for the relinquishment of all its claims to participation in certain future royalties, license fees and profits. A total of 782,000 shares of common stock is reserved for issuance upon exercise of these warrants. As of September 30, 1996, none of these warrants had been exercised.

  Preferred Share Purchase Rights Plan

     During fiscal 1996, the Board of Directors implemented a Preferred Share Purchase Rights Plan ("Rights Plan") to protect stockholders' rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding as of October 16, 1995. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250 per share (subject to adjustment) of the Company's common stock or other securities, cash or other assets having a market value (as defined) equal to twice such purchase price. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right.

NOTE 7.  EMPLOYEE BENEFIT PLANS

  Employee Savings and Retirement Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for fiscal 1996, 1995 and 1994 was $3,535,000, $1,904,000 and $757,000,
respectively.

  Stock Option Plans

     The Board of Directors may grant options to selected key employees, directors and consultants to the Company to purchase shares of the Company's common stock, at a price not less than 85% of the fair market value of the stock at the date of grant. The 1991 Stock Option Plan (the "Plan"), as amended, authorizes up to 23,000,000 shares to be granted no later than August 2001. The Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over a one to six year period

                             QUALCOMM INCORPORATED
and are exercisable for up to ten years from the grant date. At September 30, 1996, 1,854,000 shares were exercisable at prices ranging from $5.00 to $38.78 for an aggregate exercise price of $35,434,000.

     The Company has a Non-Employee Directors' Stock Option Plan which authorizes 600,000 shares to be granted no later than July 2003. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, exercisable at varying rates and fully exercisable within ten years from the grant date. At September 30, 1996, 108,000 shares were exercisable at price ranging from $22.75 to $34.56 per share for an aggregate exercise price of $3,166,000.

     A summary of stock option transactions for the plans follows (in thousands, except per share data):

                                                                    OPTIONS OUTSTANDING
                                            OPTIONS      -----------------------------------------
                                           AVAILABLE      NUMBER             PRICE PER SHARE
                                           FOR GRANT     OF SHARES          RANGE          AVERAGE
                                           ---------     ---------     ----------------    -------
    September 30, 1993.................       4,228         7,568      $ 0.50 - $40.06     $ 16.39
      Options granted..................      (5,081)        5,081      15.50 -  42.44        23.94
      Options canceled.................       2,015        (2,015)     4.00 -  42.44         32.78
      Options exercised................          --          (650)     1.00 -  12.13          4.26
                                             ------       -------
    September 30, 1994.................       1,162         9,984      $ 0.50 - $38.78     $ 17.72
      Additional shares reserved.......       4,000
      Options granted..................      (4,317)        4,317      22.87 -  52.43        31.01
      Options canceled.................         506          (506)     4.00 -  46.50         24.76
      Options exercised................          --        (1,458)     4.00 -  29.81          6.25
                                             ------       -------
    September 30, 1995.................       1,351        12,337      $ 0.50 - $52.43     $ 23.44
      Additional shares reserved.......       6,000
      Options granted..................      (5,929)        5,929      31.56 -  52.25        42.69
      Options canceled.................         683          (683)     5.00 -  52.43         30.98
      Options exercised................          --        (1,510)     1.00 -  29.75          9.21
                                             ------       -------
    September 30, 1996.................       2,105        16,073      $ 0.50 - $52.43     $ 31.55
                                             ======       =======

     During February 1994, the Company canceled 1,657,000 employee stock options, exclusive of those held by officers and directors, with option prices in excess of the then current market price of the Company's stock. The Company then reissued an equivalent number of options with extended vesting periods at the current market price.

  Employee Stock Purchase Plans

     The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1991 Employee Stock Purchase Plan, as amended, authorizes up to 2,000,000 shares to be granted no later than August 2001. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 25,000 shares to be granted at anytime. During fiscal 1996, 1995 and 1994, shares totaling 326,000, 249,000 and 182,000 were issued under the plans at an average price of $28.55, $16.40 and $16.98 per share, respectively. At September 30, 1996, 924,000 shares were reserved for future issuance.

                             QUALCOMM INCORPORATED

  Executive Retirement Plans

     The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, participants receive up to a 7.5% match of their deferral in the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. At September 30, 1996, approximately 6,000 shares had been allocated under the plans and the Company's matching contribution during fiscal 1996 amounted to $276,000.

NOTE 8.  INVESTMENTS IN OTHER ENTITIES

  ALCATEL QUALCOMM, S.A.

     The Company currently has a 34% interest in a French joint venture for the sale, marketing and service of its OmniTRACS products, services and communications hub equipment in Europe. The Company originally contributed a license to use certain technology for its ownership interest. The Company is not required to record equity allocations in the joint venture until its share of cumulative equity income exceeds cumulative losses or unless it increases its investment basis. As a result, the Company did not record any equity allocations during fiscal years 1996, 1995 and 1994. The Company has no continuing obligation to fund or guarantee the liabilities of the joint venture.

     Sales to the joint venture included in communications systems and license, royalty and development fees were $14,545,000, $12,449,000 and $8,393,000 for fiscal 1996, 1995 and 1994, respectively. Accounts receivable from the joint venture at September 30, 1996 and 1995 were $1,224,000 and $1,847,000, respectively.

  Globalstar, L.P.

     Through partnership interests held in certain intermediate limited partnerships, the Company owns a 7.2% partnership interest in Globalstar, L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-earth orbiting satellite-based wireless communications system. The Company accounts for its investment under the equity method. The Company's partnership interest in Globalstar was reduced from 7.9% during fiscal 1996 resulting from purchases of Globalstar partnership interests by non-affiliated entities.

     As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company's intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company's investment in the intermediate partnerships had no basis during each of fiscal 1996, 1995 and 1994, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

     Subject to certain conditions, the Company, through an intermediate partnership, may be required to purchase approximately 97,000 additional shares from another investor in Globalstar for up to $4,600,000, a price discounted from the price paid by such investor. The Company is unable to predict the likelihood of the occurrence of any of the conditions which would require the additional investment.

     During the second quarter of fiscal 1996, the Company guaranteed $17,000,000 of certain vendor financing obligations of Globalstar ("Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than March 1997. The Company also agreed to guarantee $25,500,000 of borrowings under an existing bank financing agreement, which will expire in December 2000. The amount of the Vendor Financing Guarantee will decrease, dollar for dollar, if Globalstar borrows funds under the existing bank financing

                             QUALCOMM INCORPORATED
agreement. Globalstar had no outstanding borrowings under the bank financing agreement as of September 30, 1996.

     As a result of providing the guarantee under the bank financing agreement, the Company received approximately 367,000 warrants to purchase stock in Globalstar Telecommunications Limited at an exercise price of $26.50 per share. The warrants vest and are exercisable under certain conditions, as specified under the term, of the bank guarantee agreement.

     The Company and Globalstar have entered into a development agreement under which Globalstar is funding the Company to design and develop, by 1998, subscriber equipment and ground communications segments of the Globalstar system. Total receivables due from Globalstar at September 30, 1996 and 1995 were $10,391,000 and $15,166,000, respectively. Contract services revenues included in the Company's 1996, 1995 and 1994 Consolidated Statements of Income include $120,307,000, $72,636,000 and $20,631,000 from Globalstar, respectively.

  QUALCOMM Personal Electronics

     In fiscal 1994, a subsidiary of the Company and a subsidiary of SONY Electronics Inc. ("SONY Electronics") entered into a joint venture general partnership, QUALCOMM Personal Electronics ("QPE"), to develop and manufacture CDMA subscriber equipment for cellular, PCS and other wireless applications. The Company owns 51% of the joint venture and consolidates QPE in its financial statements. SONY Electronics' 49% general partnership share in QPE is presented as a minority interest in the Company's financial statements.

     Under the terms of bank lines of credit (Note 5), the minority interest holder in QPE is obligated to provide subordinated loans to QPE to the extent of its negative partnership capital balance in the event that QPE cannot repay the bank credit facilities. At September 30, 1996, the minority interest holder had a $24,500,000 outstanding subordinated loan commitment to QPE which exceeded the commitment then required under the bank credit facilities. As a result of the minority interest holder's commitments to fund QPE, the Company has included in other assets accumulated minority interest losses in excess of equity contributions of $16,808,000 and $10,027,000, as of September 30, 1996 and 1995,
respectively.

     During fiscal 1996 and 1995, QPE sales to SONY Electronics amounted to $50,169,000 and $1,365,000, respectively. Purchases from SONY Electronics and other SONY affiliates for inventory and capital equipment amounted to $23,933,000 and $914,000, respectively during fiscal 1996, and $1,617,000 and
$9,893,000, respectively during fiscal 1995. At September 30, 1996 and 1995, outstanding accounts receivable from SONY Electronics amounted to $10,163,000 and $1,557,000, respectively, and accounts payable to all SONY affiliated companies amounted to $6,730,000 and $11,229,000, respectively. Interest expense on notes payable to SONY Electronics (Note 5) amounted to $1,517,000 and $588,000 during fiscal 1996 and 1995, respectively. Related party activity to SONY Electronics and other SONY affiliated companies during fiscal 1994 was not significant.

  NextWave Telecom Inc.

     In November 1995, the Company paid $5,000,000 to purchase 1,666,666 shares of Series B Common Stock and provided a $25,000,000 short-term note receivable to NextWave Telecom Inc. ("NextWave"), a privately held company. As part of the share purchase, the Company also received warrants to buy 1,111,111 additional shares of Series B Common Stock at $3 per share. During March 1996, the Company converted $15,000,000 of the note receivable into 5,000,000 shares of Series B Common Stock. The conversion was treated as a non cash transaction for the Consolidated Statement of Cash Flows. During June 1996, the Company collected $9,602,000 of the short-term note receivable and converted the remaining principal balance of $398,000 into a 3 year promissory note convertible into 1,019,444 shares of Series C Common

                             QUALCOMM INCORPORATED

Stock. At September 30, 1996, the $20,000,000 investment is included in other long-term assets and, as the Company estimates that it holds less than 5% of NextWave's outstanding voting shares, it is accounting for its investment under the cost method. It is not practicable to estimate the fair value of the investment as NextWave is a closely held corporation and is not publicly traded.

  Other Joint Ventures

     The Company has entered into other agreements for domestic and international joint ventures to provide advanced communications systems and products based on wireless technology. The Company's combined investment in these joint ventures as of September 30, 1996 and 1995, amounted to $21,939,000 and $16,011,000, respectively. At September 30, 1996, effective ownership interests in the joint ventures ranged from 2% to 15% and unfunded equity contributions amounted to approximately $1,600,000 to be funded upon request of investees.

     Predominately all of these investments are treated under the cost method of accounting. It is not practicable to estimate the total fair value of the Company's investment in these other joint ventures as the investments are predominantly closely held and not publicly traded.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     During fiscal 1996, QPE entered into an operating lease agreement under which manufacturing equipment may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE will be required to pay certain deficiency payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of deficiency payments for equipment leased as of September 30, 1996 is approximately $16,748,000. Rental expense under this lease, including an accrual for deficiency payments, amounted to $2,021,000 during fiscal 1996.

     As of September 30, 1996, future rental payments under the lease, excluding deficiency payments, in each of the next five years from fiscal 1997 through 2001 are $1,433,000, $1,433,000, $1,433,000, $1,433,000 and $358,000,
respectively.

     The Company leases certain of its other facilities and equipment under non-cancelable operating leases, with terms ranging from two to six years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 1996, 1995 and 1994 was $5,417,000, $3,292,000 and $3,288,000, respectively. Future minimum lease payments in each of the next five years from fiscal 1997 through 2001 and thereafter are $6,514,000, $6,129,000, $4,333,000, $3,476,000, $2,598,000 and $5,748,000,
respectively.

  Purchase Obligations

     The Company has agreements with certain suppliers to provide certain components and estimates its non-cancelable obligations under these agreements to be approximately $207,793,000 through fiscal 1998. The Company also has a commitment to purchase communications services for approximately $11,880,000 annually through June 2001.

  Litigation

     In April 1992, the Company filed in the Superior Court of the State of California, County of San Diego, a complaint for breach of contract and other grievances against Hughes Aircraft Company ("Hughes Aircraft"), a former subcontractor, seeking recovery of monetary damages for the subcontractor's failure to

                             QUALCOMM INCORPORATED
perform certain contractual obligations. The subcontractor filed a cross-complaint for the alleged value of services it alleged to have rendered to the Company in the sum of $4,300,000, plus damages and related costs. The trial commenced in November 1994. On February 14, 1995, Hughes Aircraft's motion for nonsuit was granted by the Court, and the Company's claims were dismissed. A judgment was entered in the Court on March 22, 1995 in favor of Hughes Aircraft on the nonsuit and the Company accrued $2,900,000 for an anticipated liability for Hughes Aircraft's legal fees. During the second quarter of fiscal 1996, the Company and Hughes Aircraft agreed to dismiss their respective litigation against each other without payment by either party. As a result of the settlement of this litigation, the Company reversed its accrual, resulting in a $2,900,000 reduction to general and administrative expense.

     In November, 1994, the Company entered into a settlement with InterDigital Communications Corporation ("IDC") and InterDigital Technology Corporation ("ITC"), resulting in the dismissal of their respective CDMA patent litigation. ITC had filed a lawsuit against the Company in April 1993 alleging that certain CDMA products built by the Company in compliance with IS-95, a North American CDMA digital cellular standard, infringed three of ITC's patents. The Company had filed a lawsuit against IDC alleging that IDC's broadband-CDMA development activities infringed one of the Company's patents. Both lawsuits have been dismissed.

     Under the terms of the settlement agreement, the Company paid ITC a one-time settlement payment of $5,500,000 in exchange for a worldwide, royalty-free license to the Company to use and sublicense certain existing and future ITC patents. The Company has also granted to ITC a royalty-bearing license to use certain CDMA patents and royalty-free license to use one CDMA patent in certain ITC non-IS-95 products. The Company charged the settlement payment of $5,500,000 and related costs of approximately $7,500,000 to operations in fiscal 1994.

     On September 26, 1996, Ericsson Inc., and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit in the United States District Court for Eastern District of Texas. The complaint alleges that various elements of the Company's CDMA equipment system and components products infringe one or more patents owned by Ericsson. The Company has not yet filed a formal response to Ericssons' complaint. Although there can be no assurance that an unfavorable outcome would not have a material adverse affect on the Company's liquidity, financial position or result of operations, the Company believes that the complaint has no merit and will vigorously defend the action.

     On November 8, 1996 the Company was served with a complaint in connection with a lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania by BTG USA Inc. The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent No. Re. 34,004. The patent expired in November 1996. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and will vigorously defend the action.

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcomes will not have a material adverse effect on its liquidity, financial position or results of operations.

  Financing Commitment

     Under an OEM agreement and a financing arrangement with Northern Telecom, Inc. ("Nortel"), the Company has an off balance sheet financing commitment to accept as payment for product sales the assignment of loan receivables due to Nortel as a result of a vendor credit facility with Sprint Spectrum. Upon assignment of the loan receivables, the Company will have all the rights and obligations under the vendor credit facility. The Company's financing commitment requires Nortel to meet certain conditions established in

                             QUALCOMM INCORPORATED
the financing arrangement. The Company's initial commitment under the financing arrangement has been designated at $200,000,000, representing an estimated amount which may result in actual loan receivable assignments of a lesser or greater amount.

  Performance Guarantees

     During fiscal 1996, the Company entered into agreements to supply CDMA equipment and equipment designs, certain of which provide for substantial performance guarantees. These guarantees are triggered by delivery dates and equipment performance criteria specified in the respective agreements. Additionally, the Company's ability to meet its performance obligations under certain agreements is dependent upon the ability of certain suppliers to deliver necessary quantities of components to support the Company's production schedules. As of September 30, 1996, the Company has included an assessment of its ability to meet its performance obligations in estimates of margins under such agreements. However, significant remaining portions of the Company's performance obligations under the agreements are scheduled to occur during fiscal 1997. If the Company is unable to meet its performance obligations, the financial impact of non performance could amount to a significant portion of the respective agreements' contract value and could materially adversely affect margins and the Company's results of operations.

NOTE 10.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1996 and 1995 is as follows (in thousands, except per share data):

                                           1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                           -----------     -----------     -----------     -----------
    1996
    Revenues.............................   $ 146,603       $ 149,263       $ 234,880       $ 283,104
    Gross profit(1)......................      61,548          51,747          74,317          90,377
    Operating income.....................       2,697          (8,580)         (5,619)          4,066
    Net income...........................      10,114           1,465           1,506           7,942
    Primary earnings per share(2)........   $    0.15       $    0.02       $    0.02       $    0.11
    Fully diluted earnings per
      share(2)...........................   $    0.15       $    0.02       $    0.02       $    0.11

                                           1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                           -----------     -----------     -----------     -----------
    1995
    Revenues.............................    $75,885         $89,753         $99,468        $ 121,506
    Gross profit(1)......................     35,812          39,760          45,653           52,217
    Operating income.....................      4,014           4,257           3,355            8,973
    Net income...........................      5,947           6,047           7,263           10,923
    Primary earnings per share(2)........    $  0.11         $  0.11         $  0.13        $    0.17
    Fully diluted earnings per
      share(2)...........................    $  0.11         $  0.11         $  0.13        $    0.17

---------------

(1) Gross profit is calculated by subtracting operating expenses for communications systems and contract services from total revenues.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

                                                                     SCHEDULE II

                             QUALCOMM INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               BALANCE AT    CHARGED TO                          BALANCE AT
                                              BEGINNING OF    COST AND                             END OF
                                                 PERIOD       EXPENSES    DEDUCTIONS    OTHER      PERIOD
                                              ------------   ----------   ----------   -------   ----------
Year ended September 30, 1994(1)
  Allowance for doubtful accounts
     -- trade receivables...................    $  1,111      $  1,089     $    170    $    --    $  2,030
  Inventory reserves........................       2,401         4,253           --         --    $  6,654
                                                 -------       -------      -------    -------     -------
                                                $  3,512      $  5,342     $    170    $    --    $  8,684
                                                 =======       =======      =======    =======     =======
Year ended September 30, 1995(1)
  Allowance for doubtful accounts
     -- trade receivables...................    $  2,030      $  1,503     $    100    ($  580)   $  2,853
     -- notes receivables(2)................          --         1,520           --        580       2,100
  Inventory reserves........................       6,654        10,221           --         --    $ 16,875
                                                 -------       -------      -------    -------     -------
                                                $  8,684      $ 13,244     $    100    $    --    $ 21,828
                                                 =======       =======      =======    =======     =======
Year ended September 30, 1996(1)
  Allowance for doubtful accounts
     -- trade receivables...................    $  2,853      $  7,681     $  2,311    $    --    $  8,223
     -- notes receivables(2)................       2,100            --        2,100         --
  Inventory reserves........................      16,875        11,090        8,933         --    $ 19,032
                                                 -------       -------      -------    -------     -------
                                                $ 21,828      $ 18,771     $ 13,344    $    --    $ 27,255
                                                 =======       =======      =======    =======     =======

---------------

(1) The Company's fiscal year ends on the last Sunday of September.

(2) Included in other long-term assets.

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------     ------------------------------------------------------------------------  ------------
  3.1      Restated Certificate of Incorporation.(1)...............................
  3.2      Certificate of Amendment of Restated Certificate of Incorporation.(7)...
  3.3      Certificate of Designation of Preferences...............................
  3.4      Bylaws.(2)..............................................................
 10.1      Form of Indemnity Agreement between the Company, each director and certain officers.(2)(14)................................................
 10.2      1991 Stock Option Plan, as amended.(10)(14).............................
 10.3      Form of Incentive Stock Option Grant under the 1991 Stock Option
           Plan.(2)(14)............................................................
 10.4      Form of Supplemental Stock Option Grant under the 1991 Stock Option
           Plan.(2)(14)............................................................
 10.5      1991 Employee Stock Purchase Plan.(11)(14)..............................
 10.6      Form of Employee Stock Purchase Plan Offering under the 1991 Employee
           Stock Purchase Plan.(2)(14).............................................
 10.7      Registration Rights Agreement dated September 11, 1991 between the
           Company and various Stockholders.(2)....................................
 10.8      Satellite Service Agreement dated March 5, 1991 between the Company and
           GTE Spacenet Corporation.(2)(3).........................................
 10.9      Joint Venture Agreement dated January 24, 1990 between the Company and
           Alcatel Transmission par Faisceaux Hertziens.(2)(3).....................
 10.10     Agreement dated April 17, 1989 between the Company and PACTEL
           Corporation.(2)(3)......................................................
 10.11     CDMA Technology Agreement and related Patent License Agreement, each dated July 3, 1990 between the Company and American Telephone &
           Telegraph Company.(2)(3)................................................
 10.12     DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)...
 10.13     JSM Shareholders Agreement dated May 24, 1991 between the Company, C.
           Itoh, Ltd. and Nippon Steel Corporation.(2)(3)..........................
 10.14     401(k) Plan.(2).........................................................
 10.15     Amendments dated January 15, 1992 and February 7, 1992 to that certain
           Technology Agreement dated July 3, 1990 with American Telephone &
           Telegraph Company.(4)...................................................
 10.16     Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)......................
 10.17     Non-Employee Directors' Stock Option Plan (the "Directors'
           Plan").(14).............................................................
 10.18     Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)........................................................
 10.19     Joint Venture and Partnership Agreement dated February 25, 1994 between
           QUALCOMM Investment Company and SONY Electronics CDMA Investment,
           Inc.(7)(8)..............................................................
 10.20     Contract dated March 18, 1994 between the Company and Globalstar,
           L.P.(7)(8)..............................................................
 10.21     Executive Retirement Matching Contribution Plan(12)(14).................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------     ------------------------------------------------------------------------  ------------
 10.22     1996 Non-qualified Employee Stock Purchase Plan(13)(14).................
 10.23     Stockholder Rights Plan(9)..............................................
 11.1      Calculation of earnings per share.......................................
 23.1      Consent of Price Waterhouse LLP.........................................
 24.1      Power of Attorney. Reference is made to page 40.........................
 27        Financial Data Schedule.................................................

---------------

 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-62724) or amendments thereto and incorporated herein by reference.

 (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-42782) or amendments thereto and incorporated herein by reference.

 (3) Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-42782) effective December 12, 1991.

 (4) Filed as exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

 (5) Certain confidential portions deleted pursuant to order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

 (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

 (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

 (8) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 7, 1994.

 (9) Filed as an exhibit to the Company's Form 8-K current report dated as of September 26, 1995.

(10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2754) filed on March 25, 1996.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2756) filed on March 25, 1996.

(12) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2752) filed on March 25, 1996.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2750) file on March 25, 1996.

(14) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c)(4).