Form 10-Q
period 1996-12-31
QUALCOMM INC/DE
filed 1997-02-10
CIK 804328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days.     Yes  X   No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $0.0001 per share par value, 67,205,379 shares as of February 6,
                                     1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUALCOMM Incorporated

                                                /s/ ANTHONY S. THORNLEY
                                          --------------------------------------
                                                   Anthony S. Thornley
                                               Senior Vice President, Finance
                                                 & Chief Financial Officer

                            Dated: February 10, 1997

                             QUALCOMM INCORPORATED

                                     INDEX

                                                                                       PAGE
                                                                                       -----
PART I.  FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets............................      4
                    Condensed Consolidated Statements of Income......................      5
                    Condensed Consolidated Statements of Cash Flows..................      6
                    Notes to Condensed Consolidated Financial Statements.............    7-9
     Item 2. Management's Discussion and Analysis of Results of Operations and
             Financial Condition.....................................................  10-16
PART II.  OTHER INFORMATION                                                               16
     Item 6. Exhibits and Reports on Form 8-K
                    Exhibit 11.1 -- Computation of Earnings Per Share

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             QUALCOMM INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                     DECEMBER 29,     SEPTEMBER 29,
                                                                         1996             1996
                                                                     ------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents........................................   $  126,735       $   110,143
  Investments......................................................      162,573           236,129
  Accounts receivable, net.........................................      327,166           217,433
  Inventories......................................................      244,848           171,511
  Other current assets.............................................       17,186            15,974
                                                                     -----------       -----------
          Total current assets.....................................      878,508           751,190
PROPERTY, PLANT AND EQUIPMENT, NET.................................      350,628           352,699
INVESTMENTS........................................................        6,008             8,009
OTHER ASSETS.......................................................       76,765            73,432
                                                                     -----------       -----------
TOTAL ASSETS.......................................................   $1,311,909       $ 1,185,330
                                                                     ===========       ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities.........................   $  286,533       $   229,799
  Unearned revenue.................................................       15,902            13,226
  Bank lines of credit.............................................      137,000            80,700
  Current portion of long-term debt................................        3,001             2,234
                                                                     -----------       -----------
          Total current liabilities................................      442,436           325,959
LONG-TERM DEBT.....................................................       10,105            10,908
OTHER LIABILITIES..................................................        4,092             3,550
                                                                     -----------       -----------
          Total liabilities........................................      456,633           340,417
                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY.......................           --                --
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value...............................           --                --
  Common stock, $0.0001 par value..................................            7                 7
  Paid-in capital..................................................      820,279           819,042
  Retained earnings................................................       34,990            25,864
                                                                     -----------       -----------
          Total stockholders' equity...............................      855,276           844,913
                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................   $1,311,909       $ 1,185,330
                                                                     ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                     DECEMBER 29,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     -------------
REVENUES:
  Communications systems...........................................    $324,580         $  88,704
  Contract services................................................      38,679            32,163
  License, royalty and development fees............................      25,681            25,736
                                                                      ---------         ---------
          Total revenues...........................................     388,940           146,603
                                                                      ---------         ---------
OPERATING EXPENSES:
  Communications systems...........................................     259,485            62,752
  Contract services................................................      27,725            22,303
  Research and development.........................................      46,178            32,255
  Selling and marketing............................................      26,941            15,490
  General and administrative.......................................      15,592            11,256
                                                                      ---------         ---------
          Total operating expenses.................................     375,921           144,056
                                                                      ---------         ---------
OPERATING INCOME...................................................      13,019             2,547
INTEREST INCOME....................................................       4,453             7,877
INTEREST EXPENSE...................................................      (1,984)             (692)
MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED SUBSIDIARY......      (3,320)            4,315
                                                                      ---------         ---------
INCOME BEFORE INCOME TAXES.........................................      12,168            14,047
INCOME TAX EXPENSE.................................................      (3,042)           (3,933)
                                                                      ---------         ---------
NET INCOME.........................................................    $  9,126         $  10,114
                                                                      =========         =========
NET EARNINGS PER COMMON SHARE
  Primary..........................................................    $   0.13         $    0.15
                                                                      =========         =========
  Fully diluted....................................................    $   0.13         $    0.15
                                                                      =========         =========
SHARES USED IN PER SHARE CALCULATION
  Primary..........................................................      70,659            69,188
                                                                      =========         =========
  Fully diluted....................................................      70,659            69,246
                                                                      =========         =========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                     DECEMBER 29,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     -------------
OPERATING ACTIVITIES:
  Net income.......................................................   $    9,126        $  10,114
  Depreciation and amortization....................................       19,004           11,726
  Minority interest in income (loss) of consolidated subsidiary....        3,320           (4,315)
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net......................................     (109,733)         (24,958)
     Inventories...................................................      (73,337)         (27,328)
     Other assets..................................................       (1,956)          (7,462)
     Accounts payable and accrued liabilities......................       56,735           13,467
     Unearned revenue..............................................        2,676            2,984
     Other liabilities.............................................          542             (577)
                                                                      ----------       ----------
Net cash used in operating activities..............................      (93,623)         (26,349)
                                                                      ----------       ----------
INVESTING ACTIVITIES:
  Issuance of note receivable......................................           --          (25,000)
  Capital expenditures.............................................      (15,573)         (65,936)
  Purchases of intangible assets...................................           --           (3,788)
  Purchases of investments.........................................     (103,848)        (122,420)
  Maturities of investments........................................      179,405           56,472
  Investments in other entities....................................       (7,269)          (6,722)
                                                                      ----------       ----------
Net cash provided by (used in) investing activities................       52,715         (167,394)
                                                                      ----------       ----------
FINANCING ACTIVITIES:
  Sale/leaseback transaction.......................................           --           10,248
  Proceeds from bank lines of credit...............................       56,300               --
  Principal payments under long-term debt..........................          (37)         (20,426)
  Proceeds from issuance of notes payable..........................           --            3,733
  Minority interest investment in consolidated subsidiary..........           --            6,088
  Net proceeds from issuance of common stock.......................        1,237            1,157
                                                                      ----------       ----------
Net cash provided by financing activities..........................       57,500              800
                                                                      ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       16,592         (192,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................      110,143          500,629
                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $  126,735        $ 307,686
                                                                      ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 29, 1996 was derived from the audited consolidated balance sheet at that date which is not presented herein.

     In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K for the year ended September 29, 1996. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue from communications systems and products is generally recognized at the time the units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, based either on costs incurred to date compared with total estimated costs at completion or using a units of delivery methodology. Estimated contract losses are recognized when determined. Non-refundable license fees are recognized when there is no material continuing performance obligation under the agreement and collection probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement.

     The Company operates and reports using a period ending on the last Sunday of each month. As a result of this practice, fiscal 1996 included 53 weeks. The first quarter of fiscal 1997 had 13 weeks of activity compared to 14 weeks of activity during the first quarter of fiscal 1996.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                             DECEMBER 29,     SEPTEMBER 29,
                                                                 1996             1996
                                                             ------------     -------------
        Accounts Receivable (in thousands):
          Trade, net of allowance for doubtful accounts of
             $10,468 and $8,223 respectively...............    $276,362         $ 181,732
          Long-term contracts:
             Billed........................................      26,448            12,363
             Unbilled, net of progress payments of $781 and
               $1,572 respectively.........................      21,878            20,052
          Other............................................       2,478             3,286
                                                              ---------         ---------
                                                               $327,166         $ 217,433
                                                              =========         =========

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

     Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year. Progress payments decreased $0.8 million and increased $0.4 million during the first quarter of fiscal 1997 and 1996, respectively.

                                                             DECEMBER 29,     SEPTEMBER 29,
                                                                 1996             1996
                                                             ------------     -------------
        Inventories (in thousands):
          Raw materials....................................    $ 98,238         $  97,779
          Work-in-progress.................................      47,508            35,686
          Finished goods...................................      99,102            38,046
                                                              ---------         ---------
                                                               $244,848         $ 171,511
                                                              =========         =========

NOTE 3 -- DEBT AND CREDIT FACILITIES

     As of December 29, 1996 and September 29, 1996, QUALCOMM Personal Electronics, ("QPE") had total outstanding bank borrowings of $137 million and $80.7 million, respectively, under two revolving credit facilities totalling $200 million. These credit facilities have identical terms and expire in July 1997. The interest rates under both facilities are at prime rate, or, at the Company's option, at a mutually acceptable market rate. The weighted average interest rate was 6.0% on borrowings outstanding during the first quarter of fiscal 1997 and 6.3% on borrowings outstanding at December 29, 1996.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

FINANCING COMMITMENTS

     As of December 29, 1996, the Company had an outstanding guarantee of approximately $8.6 million on certain vendor financing obligations of Globalstar L.P. ("Globalstar") (the "Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than March 1997. The Company also agreed to guarantee up to $22.5 million of Globalstar borrowings under an existing bank financing agreement, which will expire in December 2000. As of December 29, 1996, Globalstar bank borrowings guaranteed by the Company amounted to $8.4 million. The amount of the Vendor Financing Guarantee will decrease, dollar for dollar, as Globalstar increases borrowings subject to guarantee by the Company under the existing bank financing agreement.

     During the first quarter of fiscal 1997, the Company entered into a binding letter of intent with Chase Telecommunications, Inc. ("Chase") to provide long-term financing of approximately $108 million for its purchase of equipment and services from the Company for its Personal Communication Services ("PCS") network. Definitive terms and conditions of the long-term financing and purchase agreements remain to be finalized. It is expected that most of the financing will be utilized by December 31, 1999. The letter of intent provides for certain restrictive covenants applicable to the borrower and a pledge of the equity ownership of the borrower's affiliate who will hold the PCS licenses. In addition, the borrowings will be collateralized by substantially all the assets of the borrower. Any sale or transfer of control of a PCS license is subject to Federal Communications Commission approval.

OPERATING LEASES

     During the first quarter of fiscal 1997, QPE leased additional equipment pursuant to an existing operating lease agreement for manufacturing equipment that may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

options have not been exercised by the end of the lease term, QPE will be required to pay certain deficiency payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of deficiency payments for all equipment leased as of December 29, 1996 is approximately $43.1 million. Rental expense under this lease during the first quarter of fiscal 1997, including an accrual for such deficiency payments, amounted to $1.2 million. As of December 29, 1996, the Company has accrued $2.3 million for deficiency payments in other liabilities.

     As of December 29, 1996, future rental payments under the lease, excluding the deficiency payments, from fiscal 1997 through 2002 are $2.6 million, $3.5 million, $3.5 million, $3.5 million, $2.4 million and $0.5 million, respectively.

LITIGATION

     In September 1996, Ericsson, Inc. and Telefonaktiebolaget L.M. Ericsson ("Ericsson") filed suit against QUALCOMM in the U.S. District Court alleging that various elements of the Company's Code Division Multiple Access ("CDMA") equipment system and components infringe one or more patents owned by Ericsson. On December 17, 1996, Ericsson also filed suit against QPE in the U.S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. In December 1996, the Company filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of the Company's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by the Company and are invalid. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes that the named Ericsson patents are not required to produce IS95 compliant systems and that Ericsson's claims are without merit. The Company will vigorously defend itself against such claims.

     On November 8, 1996 the Company was served with a complaint in connection with a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania by BTG USA Inc. The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent No. Re. 34,004. The patent expired in November 1996. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and will vigorously defend the action.

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position or results of operations.

PERFORMANCE GUARANTEES

     The Company has agreements to supply CDMA equipment and equipment designs, certain of which provide for substantial performance guarantees. If the Company is unable to meet its performance obligations, the financial impact of nonperformance could amount to a significant portion of the respective agreements' contract value and could materially adversely affect margins and the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended September 29, 1996 contained in the Company's 1996 Annual Report on Form 10-K.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, timely product development and commercial implementation of the Company's CDMA technology, continued growth in the CDMA subscriber population and the scale up and operations of CDMA systems, timing and receipt of license fees and royalties, the Company's ability to successfully manufacture significant quantities of CDMA or other equipment on a timely basis, failure to satisfy performance obligations, change in economic conditions of the various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

OVERVIEW

     QUALCOMM commenced operations in July 1985, initially providing contract research and development services and limited product manufacturing. In December 1988, the Company began shipping its two-way OmniTRACS mobile terminals and providing messaging services to its OmniTRACS system customers. The Company has also been involved in the development and commercialization of its proprietary CDMA technology for digital wireless communication applications, including digital cellular, PCS and Wireless Local Loop ("WLL") applications and now is involved in production of its own products for those markets. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar satellite-based communications system. In addition, the Company develops, markets and manufactures a variety of other communications products, including Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

     The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber equipment and Application Specific Integrated Circuits ("ASICs") component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out or commencement of commercial operation of cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual revenues.

     A number of CDMA commercial system deployments were implemented or announced since the end of fiscal 1996. During fiscal 1997, both Sprint Spectrum L.P. ("Sprint PCS") and PrimeCo Personal Communications L.P. ("PrimeCo") announced commercial roll-outs of their PCS networks in selected markets. Subscriber equipment for both roll-outs was provided by QPE. Other service providers worldwide have also launched, expanded or announced intentions to launch their PCS, cellular and WLL networks utilizing CDMA proprietary technology.

     The Company began manufacturing and shipping significant volumes of CDMA subscriber and infrastructure equipment during fiscal 1996. Production capabilities at QPE were significantly expanded resulting in the shipment of over 200,000 handsets in the month of December 1996, including both PCS and dual mode cellular phones. Infrastructure production expanded in the first quarter of fiscal 1997 as significant quantities of base stations were manufactured and shipped to customer sites. Revenues have not been recognized on shipments relating to a major contract which represents the majority of all base stations shipped to date. The Company intends to recognize revenue under this contract after successful commercial deployment. In January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment. Any delays or difficulties in connection with the planned increase in manufacturing capacity could have a material adverse effect on the Company's business and results of operations. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs and on a timely basis, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA research and development expenditures could be materially impaired.

     In fiscal 1996, the Company either directly, or through QPE, has entered into a number of significant agreements including agreements with Sprint PCS, PrimeCo and Northern Telecom ("Nortel") pursuant to which the Company (or QPE) agreed to provide approximately $500 million, $350 million and $200 million, respectively, in CDMA equipment and services. Also, in September 1996, the Company and Hughes Network Systems ("Hughes") entered into an agreement whereby Hughes agreed to purchase a minimum percentage of CDMA infrastructure equipment from QUALCOMM for resale to Hughes' customers. In December 1996, the Company entered into an agreement with Chase, a C-Block PCS licensee, to supply approximately $140 million of PCS infrastructure equipment and services. QUALCOMM has agreed to provide up to $108 million of financing for equipment purchased under the Chase agreement.

     Cellular, PCS and WLL systems operators are requiring their suppliers to arrange or provide long-term financing for them as a condition to obtaining infrastructure projects. These projects may require the Company to arrange or provide significant amounts of financing either directly, and/or through a guaranty of such financing through third party lenders. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company. Also, in order for the Company to arrange or provide financing for the cellular, PCS and WLL projects, the Company will be required to expose itself to significant project, market, political and credit risks.

     The Company generates revenues from its domestic OmniTRACS business by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to domestic OmniTRACS users. Competition has resulted in a reduction of the margins on unit sales and services in fiscal 1996 and through the first quarter of fiscal 1997. The Company generates revenues from its international OmniTRACS business through license fees, sales of network equipment and terminals and fees from engineering support services. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

     In March 1994, the Company entered into a four-year development agreement with Globalstar, to design and develop subscriber equipment and ground communications segments of the Globalstar system through 1998. The revenues from this contract are expected to be in excess of $500 million, Globalstar will require substantial additional capital which will be used, in part, to fund payment for the equipment to be developed by QUALCOMM. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to fund payment for development of such equipment from QUALCOMM which could have a material adverse effect on QUALCOMM's business and results of operations. In December 1996, the Company entered into a license with Telital S.r.1. ("Telital"), to design and manufacture dual mode Globalstar CDMA/Global System for Mobile ("GSM") telephones. The Company's interest in Globalstar, which is approximately 7%, is owned indirectly through certain limited partnerships.

     The Company has experienced, and expects to continue to experience, increased operating expenses as a result of the Company's overall expansion. In fiscal 1996, operating expenses were significantly higher, although operating expenses as a percentage of revenue declined. The growth was primarily due to increased research and development expenditures, expanded sales and marketing efforts and overall expansion of the business base. Through fiscal 1997, the Company expects to continue its rapid growth and will continue to add to its engineering resources and increase its investments in research and development projects, and expand its sales and marketing efforts as the Company's products are marketed throughout the world.

     In September 1996, Ericsson, Inc. and Telefonaktiebolaget L.M. Ericsson ("Ericsson") filed suit against QUALCOMM in the U.S. District Court alleging that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. On December 17, 1996, Ericsson also filed suit against QPE in the U.S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. In December 1996, the Company filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of the Company's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by the Company and are invalid. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes that the named Ericsson patents are not required to produce IS95 compliant systems and that Ericsson's claims are without merit. The Company will vigorously defend itself against such claims.

     On November 8, 1996 the Company was served with a complaint in connection with a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania by BTG USA Inc. The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent No. Re. 34,004. The patent expired in November 1996. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the complaint has no merit and will vigorously defend the action.

RESULTS OF OPERATIONS

     The following table sets forth certain revenue and expense items as percentages of revenues:

                                                                   THREE MONTHS ENDED
                                                             ------------------------------
                                                             DECEMBER 29,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     -------------
        Revenues:
          Communications systems...........................        83%              60%
          Contract services................................        10               22
          License, royalty and development fees............         7               18
                                                                  ---              ---
                  Total revenues...........................       100%             100%
                                                                  ---              ---
        Operating expenses:
          Communications systems...........................        67%              43%
          Contract services................................         7               15
          Research and development.........................        12               22
          Selling and marketing............................         7               11
          General and administrative.......................         4                7
                                                                  ---              ---
                  Total operating expenses.................        97%              98%
                                                                  ---              ---
        Operating income...................................         3                2
        Interest income, net...............................         1                5
        Minority interest in (income) loss of consolidated
          subsidiary.......................................        (1)               3
                                                                  ---              ---
        Income before income taxes.........................         3               10
        Income tax expense.................................         1                3
                                                                  ---              ---
        Net income.........................................         2%               7%
                                                                  ===              ===
        Communications systems costs as a percentage of
          communications systems revenues..................        80%              71%
        Contract services costs as a percentage of contract
          services revenues................................        72%              69%

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

     Total revenues for the first quarter of fiscal 1997 were $389 million, an increase of $242 million or 165% compared to total revenues of $147 million for the first quarter of fiscal 1996. The increase in revenue was due to significant growth in communications systems which was primarily driven by increased revenues related to subscriber and ASICs products, as well as increased contract services revenues from the Company's development agreement with Globalstar.

     Communications systems revenues, which consisted primarily of revenues from CDMA subscriber equipment, ASICs chip sales to CDMA licensees, and the sales of the Company's OmniTRACS systems, were $325 million, an increase of $236 million or 266% over the first quarter of fiscal 1996. The growth in communications systems revenues was primarily attributable to increases in sales of subscriber equipment and ASICs components.

     Contract services revenues totaled $39 million in the first quarter of fiscal 1997 or 10% of total revenues, compared to $32 million or 22% of total revenues for the first quarter of fiscal 1996. The dollar increase resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

     License, royalty and development fees for the first quarter of fiscal 1997 were $26 million or 7% of total revenues, compared to $26 million or 18% of total revenues in the first quarter of fiscal 1996. In the first quarter of fiscal 1997, revenues were generated from a world-wide CDMA license agreement with Hitachi to manufacture CDMA infrastructure equipment, a Globalstar subscriber license agreement with Telital, royalties from the sale of CDMA equipment by licensees and fees from other new and existing licensees.

     Costs of communications systems, which consisted primarily of costs of sales of CDMA subscriber equipment, ASICs components and OmniTRACS products and services, were $259 million or 80% of communications systems revenues for the first quarter of fiscal 1997, compared to $63 million or 71% of communications systems revenues for the same period in the prior fiscal year. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber equipment and ASICs components. The increase in communications systems costs as a percentage of communications systems revenues was due to increasing volumes of CDMA subscriber equipment and ASICs components which generate lower margins than the Company's OmniTRACS business which was the major element of communication systems revenues in the first quarter of fiscal 1996, and start-up costs associated with the manufacturing of CDMA subscriber, infrastructure, and ASICs products.

     Contract services costs were $28 million or 72% of contract services revenues for the first quarter of fiscal 1997 compared to $22 million or 69% of contract services revenues for the first quarter of fiscal 1996. The dollar increase was primarily related to the continued ramp-up on the Globalstar development contract.

     Research and development expenses were $46 million or 12% of revenues for the first quarter of fiscal 1997, compared to $32 million or 22% of revenues for the first quarter of fiscal 1996. The dollar increase was primarily attributed to increased efforts towards the deployment of commercial CDMA infrastructure and subscriber equipment. The decline in research and development expenses as a percentage of revenues is primarily due to the significant expansion in the revenue base in the first quarter of fiscal 1997. Overall research and development expenditures are expected to increase in future quarters as the Company plans to continue to add to its engineering resources.

     Selling and marketing expenses were $27 million or 7% of total revenues for the first three months of fiscal 1997, compared to $16 million or 11% of total revenues for the first three months of fiscal 1996. The dollar increase in selling and marketing was due primarily to the growth in personnel and other marketing expenses related to the introduction of CDMA products in the domestic and international marketplace, and to support the significant sales growth in the Eudora division, which launched Eudora 3.0 in the first quarter of fiscal 1997.

     General and administrative expenses were $16 million or 4% of total revenues for the first quarter of fiscal 1997, compared to $11 million or 7% of total revenues for the first quarter of fiscal 1996. The dollar increase was attributable to additional personnel and associated overhead costs, relating in part to the strengthening of information systems necessary to support the overall growth in the Company's operations.

     Interest income was $4 million during the first quarter of fiscal 1997, compared to $8 million during the first quarter of fiscal 1996. The lower interest income reflects the use of cash to support the Company's substantial growth over the past year which resulted in increased investments in working capital, fixed assets and other investments.

     Interest expense was $2 million in the first quarter of fiscal 1997, compared to $1 million in the first quarter of fiscal 1996. The increase was primarily due to the increased outstanding debt and capital leases related to QPE.

     The minority interest represents the 49% ownership interest of a subsidiary of SONY in the income or loss of QPE, which is consolidated in the Company's financial statements. In the first quarter of fiscal 1997, QPE recognized a profit for the first time.

     Income tax expense was $3 million during the first quarter of fiscal 1997, a decrease of $1 million, compared to the first quarter of fiscal 1996. The decrease was primarily due to lower pretax earnings in the first quarter of fiscal 1997. In future periods, the Company will recognize its remaining deferred tax assets if they meet the "more likely than not" criteria of realization established by Statement of Financial Accounting Standard No. 109 (FAS 109).

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that the cash and cash equivalents and investment balances of $295 million at December 29, 1996, including interest earned thereon, will be used to fund working capital requirements related to the expansion of its operations, equipment vendor financing, the acquisition of capital equipment, investment in joint ventures, and continued expansion of facilities. In addition, the Company may also invest in companies whose products or services complement or support the Company's manufacturing and supply capabilities or whose products or services complement or enhance the Company's current or future product or service offerings.

     In the first quarter of fiscal 1997, $94 million in cash was used by operations, compared to $26 million used in the first quarter of fiscal 1996. The increase in cash used by operations was primarily due to significant increases in working capital requirements including inventories and accounts receivable. Receivables and inventories were higher reflecting the significant CDMA equipment revenue increase in the first quarter of fiscal 1997. Infrastructure products shipped to customer sites prior to successful commercial deployment also contributed to the higher levels of inventory.

     Investments in capital expenditures, intangible assets and other entities totaled $23 million in the first quarter of fiscal 1997 compared to $76 million in the same period in fiscal 1996. Significant components in the first quarter of fiscal 1997 consisted of the purchase of $16 million of capital assets and the investment of $7 million in entities in which the Company holds less than a 50% interest. In the first quarter of fiscal 1996, the $76 million investment related primarily to the purchase of $66 million of capital assets including a manufacturing and research facility for approximately $32 million, construction of a new engineering facility and increased building improvements relating primarily to the new manufacturing and research facility. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, throughout fiscal 1997.

     In the first quarter of fiscal 1997, the Company's financing activities provided net cash of $58 million compared to $1 million in the same period in fiscal 1996. In July 1996, QPE completed negotiations on two bank credit facilities totaling, in the aggregate, $200 million. With this credit facility, QPE repaid all of its loan balances outstanding to QUALCOMM and SONY and at the end of the first quarter of fiscal 1997 maintained a loan balance of approximately $137 million. The balance at the end of fiscal 1996 was approximately $81 million which reflects an increase of $56 million relating entirely to working capital requirements at QPE necessary to support the significant expansion in production of subscriber equipment. The secured revolving credit facilities are non-recourse to QUALCOMM and the minority interest holder in

QPE. The first quarter of fiscal 1996 included proceeds from the sale and leaseback of manufacturing equipment to QPE, and additional contributions received from SONY related to the QPE joint venture, which were partially offset by the retirement of the $20 million note on the Company's corporate headquarters.

     The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. In addition, cellular, PCS and WLL systems operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure products. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds, potentially in the near term, which funds may be derived through additional debt, equity financing, or other sources. There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company is evaluating the financing alternatives, and is considering multiple sources of funding including unsecured bank facilities, extension of the current QPE secured revolving credit facilities, preferred securities and/or convertible debt. There can be no assurances such capital will be available or, if available, that it will be on acceptable terms.

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

     Cellular, PCS and WLL network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require the Company to arrange or provide financing of amounts ranging from modest sums to over a billion dollars on any particular project. Such amount financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), Chase and directly with other service providers. The Company has also entered into contracts for the supply of CDMA equipment which contain performance guarantees which protect against late delivery or failure to perform. If the Company is unable to deliver equipment on the scheduled dates, the performance guarantees could have a material adverse impact on the Company and its results of operations.

     The Company's ability to arrange or provide and be competitive with such financing will depend on a number of factors, including the Company's capital structure, level of available credit and ability to provide financing in conjunction with third-party lenders. There can be no assurance that the Company will be able to arrange or provide such financing on terms and conditions, and in amounts, that will be satisfactory to such network operators. The Company may be required to hold any loans, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. A number of the Company's competitors have substantially greater resources than the Company, which may enable them to offer more favorable financing terms and successfully compete against the Company for infrastructure projects. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company and its business prospects.

     In order to arrange or provide for financing for cellular, PCS and WLL projects, the Company may be required to expose itself to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guaranty such financing through third party lenders. The amount of such financing could become significant and, if not repaid by the carrier, could have a material adverse effect on the Company's operating results and liquidity. Many WLL and PCS network operators, including a number of C-Block licensees, have limited or no operating histories, are faced with significant capital requirements and are high credit risks. Pursuant to FCC regulations applicable to C-Block licensees, the FCC will have a lien on these licenses which initially will constitute the primary asset of many C-Block licensees. C-Block licensees, in particular, are faced with strict regulatory requirements under applicable FCC regulations. Compliance with those regulations is outside of the control of the Company. The failure of a C-Block licensee to comply with any of those regulations could result in the revocation of that licensee's FCC licenses. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment. In addition, the Company may be required to provide vendor financing for a portion of the Globalstar system prior to its full scale implementation.

     A recent ruling of the U.S. Court of Appeals for the District of Columbia required the FCC to review a two year old decision by the FCC which denied QUALCOMM a "Pioneer's Preference" PCS license for the provision of wireless voice and data services. The Company is currently in discussions with the FCC regarding the impact of this ruling, which may allow the Company to purchase one or more PCS licenses at a favorable rate. In the event QUALCOMM is awarded one or more licenses, the Company may be required to commit funds for the purchase of such licenses and for the construction of related wireless networks.

     In December 1996, the Company and Chase entered into an agreement pursuant to which QUALCOMM will supply approximately $140 million of PCS infrastructure equipment and services based on QUALCOMM's CDMA technology to Chase. QUALCOMM has agreed to provide up to $108 million of financing for equipment purchased under the Chase agreement. In connection with the Chase agreement, the Company purchased $4 million of Chase Class B Common Stock. The Company may be obligated to purchase up to an additional $25 million of Chase Class B Common Stock under certain circumstances.

     In fiscal 1996 the Company provided $30 million in financing to NextWave Telecom, Inc. ("NextWave") in connection with its plans to bid on PCS licenses in the recently completed C-block auctions conducted by the FCC. The financing originally consisted of $5 million of equity and $25 million in a convertible loan. In connection with this investment, subject to the satisfaction of certain conditions, NextWave has committed to purchase approximately 50% of its PCS infrastructure equipment requirements from the Company. In March 1996, the Company increased its equity investment to $20 million by converting $15 million of the convertible loan balance to equity. Of the remaining $10 million loan, $9.6 million was repaid in the third quarter of fiscal 1996 and $0.4 million was converted into a three-year note with an equity conversion option. The Company currently holds less than 5% of NextWave's outstanding shares and is accounting for its investment under the cost method. The Company expects its ownership percentage to decrease in the future as NextWave raises additional equity.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 4 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          11.1 -- Computation of Earnings Per Share

     (b) Reports on Form 8K

           No reports on Form 8-K have been filed during the quarter for which this report is filed.