Form 10-Q
period 1997-03-30
QUALCOMM INC/DE
filed 1997-05-07
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

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

                                  Yes [X]     No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.0001 per share par value, 67,551,858 shares as of May 5, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              QUALCOMM Incorporated


                                              /s/     ANTHONY S. THORNLEY
                                              ----------------------------------
                                                      Anthony S. Thornley
                                                Senior Vice President, Finance
                                                   & Chief Financial Officer

Dated: May 7, 1997

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
       PART I.  FINANCIAL INFORMATION
              Item 1. Condensed Consolidated Financial Statements (Unaudited)
                           Condensed Consolidated Balance Sheets                                     4
                           Condensed Consolidated Statements of Income                               5
                           Condensed Consolidated Statements of Cash Flows                           6
                           Notes to Condensed Consolidated Financial Statements                      7
              Item 2. Management's Discussion and Analysis of Results
                          of Operations and Financial Condition                                      13

       PART II.  OTHER INFORMATION
              Item 4. Submission of Matters to a Vote of Security Holders                            21
              Item 6. Exhibits and Reports on Form 8-K                                               22
                           Exhibit 11.1 -- Computation of Earnings Per Share

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                         MARCH 30,    SEPTEMBER 29,
                                                                                           1997           1996
                                                                                        ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  406,300     $  110,143
  Investments (Note 4)                                                                     468,732        236,129
  Accounts receivable, net                                                                 357,667        217,433
  Finance receivables (Note 3)                                                              87,063              -
  Inventories                                                                              207,274        171,511
  Other current assets                                                                      16,009         15,974
                                                                                        ----------     ----------
          Total current assets                                                           1,543,045        751,190
PROPERTY, PLANT AND EQUIPMENT, NET                                                         362,072        352,699
INVESTMENTS                                                                                  3,006          8,009
OTHER ASSETS (NOTE 5)                                                                      131,870         73,432
                                                                                        ----------     ----------
TOTAL ASSETS                                                                            $2,039,993     $1,185,330
                                                                                        ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $  314,805     $  229,799
  Unearned revenue                                                                          17,470         13,226
  Bank lines of credit                                                                     140,000         80,700
  Current portion of long-term debt                                                          3,082          2,234
                                                                                        ----------     ----------
          Total current liabilities                                                        475,357        325,959
LONG-TERM DEBT                                                                               9,283         10,908
OTHER LIABILITIES                                                                            6,864          3,550
                                                                                        ----------     ----------
          Total liabilities                                                                491,504        340,417
                                                                                        ----------     ----------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY (NOTE 7)             660,000              -
                                                                                        ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value                                                             -              -
  Common stock, $0.0001 par value                                                                7              7
  Paid-in capital                                                                          836,747        819,042
  Retained earnings                                                                         51,735         25,864
                                                                                        ----------     ----------
      Total stockholders' equity                                                           888,489        844,913
                                                                                        ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $2,039,993     $1,185,330
                                                                                        ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 ---------------------------         --------------------------
                                                 MARCH 30,         MARCH 31,         MARCH 30,        MARCH 31,
                                                    1997              1996              1997             1996
                                                 ---------         ---------         ---------        ---------
REVENUES:
   Communications systems                        $ 507,780         $ 104,120         $ 832,360        $ 192,824
   Contract services                                49,365            28,036            88,044           60,199
   License, royalty and development fees            28,601            17,107            54,282           42,843
                                                 ---------         ---------         ---------        ---------
          Total revenues                           585,746           149,263           974,686          295,866
                                                 ---------         ---------         ---------        ---------

OPERATING EXPENSES:
   Communications systems                          418,724            78,866           678,209          141,618
   Contract services                                36,470            18,650            64,195           40,953
   Research and development                         53,106            35,324            99,284           67,579
   Selling and marketing                            31,100            16,539            58,041           32,029
   General and administrative                       22,012             8,464            37,604           19,720
   Other                                             8,792                 -             8,792                -
                                                 ---------         ---------         ---------        ---------
          Total operating expenses                 570,204           157,843           946,125          301,899
                                                 ---------         ---------         ---------        ---------

OPERATING INCOME                                    15,542            (8,580)           28,561           (6,033)
INTEREST INCOME                                      6,548             6,651            11,001           14,527
INTEREST EXPENSE                                    (3,212)             (666)           (5,196)          (1,357)
UNREALIZED GAIN ON TRADING SECURITIES                9,454                 -             9,454                -
DISTRIBUTIONS ON CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY                         (3,895)                -            (3,895)               -
MINORITY INTEREST IN (INCOME) LOSS OF
   CONSOLIDATED SUBSIDIARY                          (2,110)            2,669            (5,430)           6,984
                                                 ---------         ---------         ---------        ---------
INCOME BEFORE INCOME TAXES                          22,327                74            34,495           14,121
INCOME TAX (EXPENSE) BENEFIT                        (5,582)            1,391            (8,624)          (2,542)
                                                 ---------         ---------         ---------        ---------
NET INCOME                                       $  16,745         $   1,465         $  25,871        $  11,579
                                                 =========         =========         =========        =========

NET EARNINGS PER COMMON SHARE
   Primary                                       $   0.23          $    0.02         $   0.36         $    0.17
                                                 ========          =========         ========         =========
   Fully diluted                                 $   0.23          $    0.02         $   0.36         $    0.17
                                                 ========          =========         ========         =========

SHARES USED IN PER SHARE CALCULATION
   Primary                                          72,821            70,158            71,740           69,673
                                                 =========         =========         =========        =========
   Fully diluted                                    73,758            70,158            72,208           69,702
                                                 =========         =========         =========        =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                     --------------------------
                                                                                     MARCH 30,        MARCH 31,
                                                                                       1997             1996
                                                                                     ----------       ---------
    OPERATING ACTIVITIES:
      Net income                                                                     $  25,871        $  11,579
      Depreciation and amortization                                                     41,675           24,419
      Minority interest in income (loss) of consolidated subsidiary                      5,430           (6,984)
      Unrealized gain on trading securities                                             (9,454)               -
      Purchase of trading securities                                                    (9,729)               -
      Non cash charge for impaired assets                                                8,792                -
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable, net                                                     (140,234)         (50,175)
         Finance receivables                                                           (87,063)               -
         Inventories                                                                   (35,763)         (64,525)
         Other assets                                                                  (24,776)          (7,932)
         Accounts payable and accrued liabilities                                       85,006           13,007
         Unearned revenue                                                                4,244            4,612
         Other liabilities                                                               3,314             (448)
                                                                                     ---------        ---------
    Net cash used in operating activities                                             (132,687)         (76,447)
                                                                                     ----------       ---------
    INVESTING ACTIVITIES:
      Issuance of note receivable                                                            -          (25,000)
      Capital expenditures                                                             (49,930)         (95,844)
      Purchases of intangible assets                                                         -           (3,788)
      Purchases of investments                                                        (517,461)        (264,852)
      Maturities of investments                                                        309,044          183,666
      Investments in other entities                                                    (49,135)          (6,722)
                                                                                     ----------       ---------
    Net cash used in investing activities                                             (307,482)        (212,540)
                                                                                     ----------       ---------
    FINANCING ACTIVITIES:
      Sale/leaseback transaction                                                             -           10,248
      Proceeds from bank lines of credit                                                59,300                -
      Proceeds from issuance of convertible preferred securities                       660,000                -
      Principal payments under long-term debt                                             (777)         (20,498)
      Proceeds from issuance of notes payable                                                -            3,733
      Minority interest investment in consolidated subsidiary                               98            6,088
      Net proceeds from issuance of common stock                                        17,705            9,008
                                                                                     ---------        ---------
    Net cash provided by financing activities                                          736,326            8,579
                                                                                     ---------        ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               296,157         (280,408)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   110,143          500,629
                                                                                     ---------        ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 406,300        $ 220,221
                                                                                     =========        =========

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

    Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                                              MARCH 30,        SEPTEMBER 29,
                                                                                1997               1996
                                                                             -----------        -----------
Accounts Receivable (in thousands):
    Trade, net of allowance for doubtful
      accounts of $11,121 and $8,223 respectively                            $   306,729        $   181,732
    Long-term contracts:
     Billed                                                                       21,189             12,363
     Unbilled                                                                     23,830             20,052
    Other                                                                          5,919              3,286
                                                                             -----------        -----------
                                                                             $   357,667        $   217,433
                                                                             ===========        ===========

    Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

                                                                              MARCH 30,        SEPTEMBER 29,
                                                                                1997               1996
                                                                             -----------        -----------
Inventories (in thousands):
    Raw materials                                                            $    98,447        $    97,779
    Work-in-progress                                                              27,907             35,686
    Finished goods                                                                80,920             38,046
                                                                             -----------        -----------
                                                                             $   207,274        $   171,511
                                                                             ===========        ===========

NOTE 3 -- FINANCE RECEIVABLES

    Finance receivables represent amounts due resulting from sales arrangements in which the Company has agreed to provide long-term financing. The components of finance receivables were as follows (in thousands):

                                                               MARCH 30,
                                                                 1997
                                                             -----------
             Billed                                          $     2,478
             Unbilled                                             84,585
                                                             -----------
                                                             $    87,063
                                                             ===========

    At March 30, 1997, the finance receivables resulted from sales to one customer and such amounts are expected to be converted into long-term loans. Subject to finalizing definitive terms and conditions, the Company has reached an agreement in principle to sell long-term loans from the customer to a financial institution at par value on a non-recourse basis. The Company expects to realize the finance receivables at March 30, 1997 within one year of the balance sheet date.

    Commitments to extend long-term financing under sales arrangements at March 30, 1997 and September 29, 1996, including amounts in finance receivables at March 30, 1997, aggregated approximately $390 million and $200 million, respectively. Such commitments are subject to the customer meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser or greater amounts.

NOTE 4 -- SHORT TERM INVESTMENTS

    On February 12, 1997, the Company and Globalstar Telecommunications Limited ("GTL") entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase 367,131 shares of GTL common stock at $26.50 per share. Also, GTL agreed to register for resale the GTL common stock issued. The Company exercised such warrants in March 1997.

    As it is the Company's intent to sell the GTL common stock, such securities have been classified as trading securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has included the GTL common stock in short-term investments with the carrying value of such securities adjusted to market value as of March 30, 1997, resulting in an unrealized gain of $9.5 million, net of estimated selling expenses. The Company will record in future periods any net unrealized gain or loss resulting from market fluctuations until the sale of the securities.

    In addition, as of March 30, 1997, the Company continues to maintain an approximate 7% indirect limited partnership interest in Globalstar L.P. accounted for under the equity method of accounting.

NOTE 5 -- INVESTMENT IN OTHER ENTITIES

    In March 1997, the Company agreed to purchase $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat Telefonia Personal S.A. ("Chilesat PCS"). The preferred shares are entitled to a liquidation preference in an amount equal to the original purchase price per share during a five year period beginning with commencement of commercial operations of the joint venture.

    As of March 30, 1997, the $42 million purchase price has been placed in an escrow account pending the grant of a license to operate wireless services in Chile by the Subsecretaria de Telecommunicaciones de Chile to Chilesat PCS. The Company has included the escrowed amount in other assets in the accompanying balance sheet and as an investment in other entities in the accompanying statement of cash flows.

    The Company has agreed to provide a $58 million letter of credit on behalf of Chilesat PCS. The letter of credit is required under a systems equipment sales arrangement with Chilesat PCS in which the Company may be required to reimburse Chilesat PCS a portion of Chilean government fines if certain network build out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met and will expire no later than December 31, 1999.

NOTE 6 -- DEBT AND CREDIT FACILITIES

    As of March 30, 1997 and September 29, 1996, QUALCOMM Personal Electronics, ("QPE") had total outstanding bank borrowings of $140 million and $80.7 million, respectively, under two revolving credit facilities totaling $200 million. These credit facilities have identical terms and expire in July 1997. The interest rates under both facilities are at prime rate, or, at the Company's option, at a mutually acceptable market rate. The weighted average interest rate was 6.0% on borrowings outstanding during the first six months of fiscal 1997 and 5.9% on borrowings outstanding at March 30, 1997.

NOTE 7 -- CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

    In February 1997, QUALCOMM Financial Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware in which the Company is the sole common stock holder, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The sole assets of the Trust are QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures ("Convertible Subordinated Debentures"). The Convertible Preferred Securities are guaranteed by the Company and convertible into Company common stock at the rate of 0.6882 shares of Company common stock for each Convertible Preferred Security (equivalent to a conversion price of $72.6563 per share of common stock). Distributions on the Convertible preferred securities are payable quarterly by the Trust. The Convertible Preferred Securities are subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security.

    The Company may cause the Trust to defer the payment of distributions for successive periods of up to twenty consecutive quarters. During such periods, accrued distributions on the Convertible Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Convertible Subordinated Debentures. Also during such period, if holders of Convertible Preferred Securities convert such securities into Company common stock, the holder will not receive any cash related to the deferred distribution.

    Issuance costs of approximately $18 million related to the Convertible Preferred Securities are deferred and are being amortized over the period until mandatory redemption of the securities in February 2012.

NOTE 8 -- OTHER OPERATING EXPENSES

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an $8.8 million non cash pretax charge in the second quarter of fiscal 1997 relating to the impairment of certain long-lived assets.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

GUARANTEES

    The Company has guaranteed approximately $17 million of certain vendor financing obligations of Globalstar L.P. ("Globalstar") (the "Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than September 1997. The Company has also agreed to guarantee up to $22.5 million of Globalstar borrowings under an existing bank financing agreement which will expire in December 2000. The amount of the Vendor Financing Guarantee will decrease, dollar for dollar, as Globalstar increases borrowings subject to guarantee by the Company under the existing bank financing agreement. As of March 30, 1997, Globalstar had no outstanding borrowings under the existing bank financing agreement.

OPERATING LEASES

    During the first six months of fiscal 1997, QPE leased additional equipment pursuant to an existing operating lease agreement for manufacturing equipment that may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE may be required to pay certain contingent payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of contingent payments for all equipment leased as of March 30, 1997, is approximately $50.4 million. Rental expense under this lease during the first six months of fiscal 1997, including an accrual for such contingent payments, amounted to $4.7 million. As of March 30, 1997, the Company has accrued $5.0 million in other liabilities for such payments.

    As of March 30, 1997, future rental payments under the lease, excluding the contingent payments, from fiscal 1997 through 2002 are $2.1 million, $4.1 million, $4.1 million, $4.1 million, $3.1 million and $0.7 million, respectively.

LITIGATION

    On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against QUALCOMM in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. On December 17, 1996, Ericsson also filed suit against QPE in the U. S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. Both complaints allege that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996,

QUALCOMM filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On April 9, 1997, the suit against Ericsson in the U.S. District Court for the Southern District of California was dismissed so that all of QUALCOMM's claims in that case can be litigated in the action filed by Ericsson in the U.S. District Court for the Eastern District of Texas. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit. The Company will vigorously defend itself against such claims.

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

    On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced "Q" Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting QUALCOMM to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position or results of operations.

PERFORMANCE GUARANTEES

    The Company and QPE have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations.

 NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") applicable to entities with publicly held common stock or potential common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share" ("Opinion 15") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Pro forma EPS amounts calculated under FAS 128 are as follows:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 ------------------------------      -----------------------------
                                                   MARCH 30,         MARCH 31,         MARCH 30,        MARCH 31,
                                                     1997              1996              1997             1996
                                                 ------------      ------------      ------------     ------------
NET EARNINGS PER COMMON SHARE
   Basic                                         $       0.25      $       0.02      $       0.39     $       0.18
                                                 ============      ============      ============     ============
   Diluted                                       $       0.23      $       0.02      $       0.36     $       0.17
                                                 ============      ============      ============     ============

SHARES USED IN PER SHARE CALCULATION
   (IN THOUSANDS)
   Basic                                               67,225            65,262            66,903           65,009
                                                 ============      ============      ============     ============
   Diluted                                             72,821            70,158            71,740           69,673
                                                 ============      ============      ============     ============

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

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the failure to develop products in a timely manner and delays in the commercial implementation of the Company's Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; adverse developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture significant quantities of CDMA or other equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section, in the sections entitled Results of Operations and Liquidity and Capital Resources and in the Form 10-K.

OVERVIEW

    QUALCOMM commenced operations in July 1985, initially providing contract research and development services and limited product manufacturing. In December 1988, the Company began shipping its two-way OmniTRACS mobile terminals and providing messaging services to its OmniTRACS system customers. The Company is also involved in the development and commercialization of its proprietary CDMA technology for digital wireless communication applications, including digital cellular, Personal Communications Services ("PCS") and Wireless Local Loop ("WLL") applications and now is involved in production of its own products for those markets. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar satellite-based communications system. In addition, the Company develops, markets and manufactures a variety of other communications products, including Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

    The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber and infrastructure equipment and Application Specific Integrated Circuits ("ASICs") component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out or commencement of commercial operation of cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual revenues.

    During the first half of fiscal 1997, the Company successfully completed the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The proceeds will be used by the Company for working and fixed capital requirements (including facilities) related to the expansion of it operations, financing of customers of its CDMA infrastructure equipment and investments in joint ventures or other companies and other assets to support growth of its business.

    A significant number of CDMA commercial system deployments were implemented or announced since the end of fiscal 1996. During fiscal 1997, both Sprint Spectrum L.P. ("Sprint PCS") and PrimeCo Personal Communications L.P. ("PrimeCo") announced commercial roll-outs of their PCS networks in selected markets. Subscriber equipment for both roll-outs was provided by QUALCOMM Personal Electronics ("QPE"). Other service providers worldwide have also launched, expanded or announced intentions to launch their PCS, cellular and WLL networks utilizing CDMA proprietary technology.

    The Company began manufacturing and shipping significant volumes of CDMA subscriber and infrastructure equipment during fiscal 1996. Production capabilities at QPE were significantly expanded and during the second quarter of fiscal 1997, the Company achieved the significant milestone of shipping over one million CDMA portable phones. Infrastructure production began during fiscal 1996 and in the first half of fiscal 1997 significant quantities of base stations were manufactured and shipped to customer sites. In the second quarter of fiscal 1997, commensurate with the commercial launch of PCS networks, revenues were recognized on base stations installed for a major contract. In January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment. Any delays in connection with the commercial rollout of CDMA technology by the Company's major customers, or any delays in obtaining orders for the Company's infrastructure equipment from both national and international customers could result in under utilization of the manufacturing facility and have a material adverse effect on the Company's results of operations. If the Company is unable to manufacture CDMA equipment at commercially acceptable costs and on a timely basis, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA research and development expenditures could be materially impaired.

    Since the end of fiscal 1996, the Company, either directly or through QPE, entered into a number of significant agreements to provide CDMA equipment and services. In December 1996, the Company entered into an agreement with Chase Telecommunications Inc. ("Chase"), a C-Block PCS licensee, to supply approximately $140 million of PCS infrastructure equipment and services. QUALCOMM has agreed to provide up to $119 million of financing for equipment purchased under the Chase agreement subject to Chase satisfying certain conditions. International CDMA equipment contracts signed during February 1997 include an agreement with Chilesat Telefonia Personal S.A., a subsidiary of Telex-Chile S.A., to supply approximately $94 million of PCS infrastructure and subscriber equipment and services, and a multi-year contract with JSC Personal Communications of Moscow, Russian Federation to supply its CDMA digital wireless infrastructure equipment, network planning and installation services. Additionally in February 1997, US WEST Communications signed an agreement with QPE to purchase approximately $80 million of CDMA handsets in support of its plans to deploy CDMA digital services within its markets. In March 1997, the Company entered into an agreement with Hitachi Ltd. ("Hitachi"), under which QUALCOMM will share its CDMA infrastructure product designs allowing Hitachi to accelerate its time to market with cost-competitive feature-rich CDMA infrastructure products. As part of this agreement, Hitachi will purchase a percentage of its CDMA infrastructure requirements from QUALCOMM.

    Cellular, PCS and WLL systems operators are requiring their suppliers to arrange or provide long-term financing for them as a condition to obtaining infrastructure projects. These projects may require the Company to arrange or provide significant amounts of financing either directly, and/or through a guaranty of such financing through third party lenders. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company. Also, in order for the Company to arrange or provide financing for the cellular, PCS and WLL projects, the Company will likely be subjected to significant project, market, political and credit risks.

    The Company generates revenues from its domestic OmniTRACS business by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to domestic OmniTRACS users. Competition has resulted in a reduction of the margins on unit sales and services in fiscal 1996 and through the first half of fiscal 1997. The Company generates revenues from its international OmniTRACS business through license fees, sales of network equipment and terminals and fees from engineering support services. International messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

    In March 1994, the Company entered into a four-year development agreement with Globalstar, to design and develop subscriber equipment and ground communications segments of the Globalstar system through 1998. The revenues from this contract are expected to be in excess of $500 million. Globalstar will require substantial additional capital which will be used, in part, to fund payment for the equipment to be developed by QUALCOMM. During the second quarter of fiscal 1997 Globalstar's funding was strengthened as Globalstar, L.P. announced a plan to raise approximately $140 million of equity from the exercise of warrants and raised approximately $500 million from a high yield securities offering. This brings the total capital raised by Globalstar to approximately $2 billion. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to fund payment for development of such equipment from QUALCOMM which could have a material adverse effect on QUALCOMM's business and results of operations. The Company's interest in Globalstar, which is approximately 7%, is owned indirectly through certain limited partnerships. In December 1996, the Company entered into a license with Telital S.r.1. ("Telital"), to design and manufacture dual mode Globalstar CDMA/Global System for Mobile ("GSM") telephones.

    The Company has experienced, and expects to continue to experience, increased operating expenses as a result of the Company's overall expansion. In the first half of fiscal 1997, operating expenses were significantly higher, although operating expenses as a percentage of revenue declined. The growth was primarily due to increased research and development expenditures, expanded sales and marketing efforts and overall expansion of the business base. Through fiscal 1997, the Company expects to continue its rapid growth and will continue to add to its engineering resources and increase its investments in research and development projects, and expand its sales and marketing efforts as the Company's products are marketed in major areas throughout the world.

    On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against QUALCOMMin the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. On December 17, 1996, Ericsson also filed suit against QPE in the U. S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. Both complaints allege that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On April 9, 1997, the suit against Ericsson in the U.S. District Court for the Southern District of California was dismissed so that all of QUALCOMM's claims in that case can be litigated in the action filed by Ericsson in the U.S. District Court for the Eastern District of Texas. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit. The Company will vigorously defend itself against such claims.

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

    On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced "Q" Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting QUALCOMM to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as percentages of revenues:

                                                 Three Months Ended                    Six Months Ended
                                           --------------------------------      --------------------------------
                                           March 30, 1997    March 31, 1996      March 30, 1997    March 31, 1996
                                           --------------    --------------      --------------    --------------
Revenues:
   Communications systems                          87%               70%                  85%              65%
   Contract services                                8                19                    9               20
   License, royalty and development fees            5                11                    6               15
                                                 ----             -----                -----             ----
Total revenues                                    100%              100%                 100%             100%
                                                 ----             -----                -----             ----

Operating expenses:
   Communications systems                          71%               53%                  69%              48%
   Contract services                                6                12                    7               14
   Research and development                         9                24                   10               23
   Selling and marketing                            5                11                    6               11
   General and administrative                       4                 6                    4                6
   Other                                            2                 -                    1                -
                                                 ----             -----                -----             ----
Total operating expenses                           97%              106%                  97%             102%
                                                 ----             -----                -----             ----

Operating income (loss)                             3                (6)                   3               (2)
Interest income, net                                *                 4                    1                5
Unrealized gain on trading
     securities                                     2                 -                    1                -
Distributions on convertible preferred
     securities of subsidiary                      (1)                -                    *                -
Minority interest                                   *                 2                   (1)               2
                                                 ----             -----                -----             ----
Income before income taxes                          4                 *                    4                5
Income tax (expense) benefit                       (1)                1                   (1)              (1)
                                                 ----             -----                -----             ----
Net income                                          3%                1%                   3%               4%
                                                 ====             =====                =====             ====

Communications systems costs as a
   percentage of communications
   systems revenues                                82%               76%                  81%              73%

Contract services costs as a percentage
   of contract services revenues                   74%               67%                  73%              68%

* Less than 1%

    Total revenues for the second quarter of fiscal 1997 were $586 million, an increase of $437 million or 292% compared to total revenues of $149 million for the second quarter of fiscal 1996. Total revenues for the first six months of fiscal 1997 were $975 million, an increase of $679 million over total revenues of $296 million for the first six months of fiscal 1996. Revenue growth for the second quarter and first six months of fiscal 1997 was due to significant growth in communications systems which was primarily driven by increased revenues from CDMA subscriber and infrastructure equipment and ASICs products, as well as increased contract services revenues from the Company's development agreement with Globalstar.

    Communications systems revenues which consisted primarily of revenues from the sale of the Company's OmniTRACS system, both products and services, sales of CDMA subscriber and infrastructure equipment and ASICs sales to CDMA licensees and service providers were $508 million, an increase of $404 million or 388% over the second quarter in fiscal 1996. For the first six months of fiscal 1997, communications systems revenues were $832 million, a 332% increase compared to revenues of $193 million for the same period in fiscal 1996. Significant growth in revenues for the quarter and the first six months was primarily attributable to increased shipments of CDMA subscriber equipment and ASIC's products In addition, in the second quarter of fiscal 1997, commensurate with the commercial launch of PCS networks, revenues were recognized on a major contract for infrastructure equipment installed as of March 30, 1997. CDMA product revenues are expected to represent an increasing share of communications systems revenues as higher volumes of commercial products are shipped. For the first half of fiscal 1997, OmniTRACS revenue growth was attributable to increased domestic unit sales and higher domestic messaging revenues but was partially offset by a decline in international unit sales.

    Contract services revenues totaled $49 million in the second quarter of fiscal 1997 or 8% of total revenues, compared to $28 million or 19% of total revenues for the second quarter of fiscal 1996. Contract services revenues for the first six months of fiscal 1997 increased to $88 million from $60 million for the same period in fiscal 1996, an increase of 46%. The increase of $21 million for the quarter and $28 million for the first six months resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

    License, royalty and development fees for the second quarter of fiscal 1997 increased to $29 million from $17 million for the second quarter of the prior fiscal year. License, royalty and development fees for the first six months of fiscal 1997 were $54 million, compared to $43 million for the same period in fiscal 1996. In the second quarter of fiscal 1997, new CDMA license fees were generated from a handset license agreement with Kokusai Electric Co., Ltd. and a design license agreement with Hitachi, which is in addition to the CDMA license agreement to manufacture CDMA infrastructure equipment that was signed by Hitachi in the first quarter of fiscal 1997. The Company also recorded revenues from royalties associated with the sale of CDMA equipment by licensees. Revenues generated from CDMA royalties increased approximately 90% during the second fiscal quarter of 1997 compared to the second quarter of the prior fiscal year, and more than doubled for the first six months of fiscal 1997 compared to the same period in fiscal 1996. The Company expects to continue to experience fluctuations in quarterly and yearly operating results in fiscal 1997 and beyond due to the variability in the amount and timing of receipt of CDMA license, royalty and development fees.

    Costs of communications systems, which consisted primarily of costs of sales of CDMA subscriber and infrastructure equipment, ASICs components and OmniTRACS products and services were $419 million or 82% of communications systems revenues for the second quarter of fiscal 1997, compared to $79 million or 76% of communications systems revenues for the same period in the prior fiscal year. For the first six months of fiscal 1997, communications systems costs were $678 million or 81% of communications systems revenues, compared to $142 million or 73% of communications systems revenues for the same period in fiscal 1996. The increase in communications systems costs as a percentage of communications systems revenues reflects the significant increase in sales volumes of CDMA products, which realized a lower gross margin than OmniTRACS revenues, and the related costs associated with the rapid expansion of production capacity for CDMA equipment.

    Contract services costs were $36 million or 74% of contract services revenues for the second quarter of fiscal 1997, compared to $19 million or 67% of contract services revenues for the second quarter of fiscal 1996. Contract services costs for the first six months of fiscal 1997 were $64 million or 73% of contract services revenues, compared to $41 million or 68% of contract services revenues for fiscal 1996. The dollar increase in contract services costs was primarily related to the Globalstar development contract.

    Research and development expenses were $53 million or 9% of revenues for the second quarter of fiscal 1997, compared to $35 million or 24% of revenues for the second quarter of fiscal 1996. For the first six months of fiscal 1997, research and development costs were $99 million or 10% of revenues, compared to $68 million or 23% of revenues for the first six months of fiscal 1996. The Company continues to add to its engineering resources and the dollar increase was primarily attributed to increased efforts towards the development of commercial CDMA infrastructure and subscriber equipment in 1997. Purchases of material and equipment for research and development will vary from quarter to quarter but overall research and development expenditures are expected to increase in future quarters.

    Selling and marketing expenses were $31 million or 5% of total revenues for the second quarter fiscal 1997, compared to $17 million or 11% of total revenues for the same quarter last year. For the first six months of fiscal 1997, selling and marketing expenses were $58 million or 6% of revenues, compared to $32 million or 11% of revenues for the same period in fiscal 1996. The dollar increase in selling and marketing expenses for the quarter and the first six months was due primarily to significant growth in personnel and marketing expenses related to CDMA marketing activity both domestically and internationally. Other factors contributing to marketing expense growth included trade shows, commissions, advertising and the establishment of foreign sales offices.

    General and administrative expenses were $22 million or 4% of total revenues for the second quarter of fiscal 1997, compared to $8 million or 6% of total revenues for the second quarter of fiscal 1996. General and administrative expenses for the first six months of fiscal 1997 were $38 million or 4% of revenues, compared to $20 million or 6% of revenues for the same period in fiscal 1996. The dollar increase for the quarter and the first half of the fiscal year was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations as well as increased legal fees associated with patent infringement litigation. Although the Company is experiencing rapid growth, it continues to emphasize control of operating expenses and reduction of expenses as a percentage of revenue.

    Other operating expense of $9 million for the second quarter and the first six months of fiscal 1997 represents a non cash pretax charge relating to the impairment of certain long-lived assets.

    The unrealized gain on trading securities of approximately $10 million for the second fiscal quarter, and first six months of fiscal 1997, relates to the market value adjustment in the value of equity trading securities. The Company will record in future periods any net unrealized gain or loss resulting from market fluctuations until the sale of the securities.

    Interest income was $7 million during the second quarter of fiscal 1997 and fiscal 1996. For the first six months of fiscal 1997, interest income was $11 million compared to $15 million for the same period in fiscal 1996. The decrease for the first six months in fiscal 1997 reflects the use of cash to support the Company's substantial growth over the past year which resulted in increased investments in working capital, fixed assets and other investments. During the second quarter of fiscal 1997, the Company received $660 million in proceeds from the private placement of Trust Convertible Preferred Securities.

    Interest expense increased to $3 million in the second quarter of fiscal 1997, compared to $1 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, interest expense was $5 million compared to $1 million for the same period in fiscal 1996. This increase in the second quarter and first six months of fiscal 1997 is the result of increased bank borrowings to support the working capital needs of QPE.

    Distributions accrued on Convertible Preferred Securities of $4 million for the second quarter of fiscal 1997, and first six months of fiscal 1997 relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in March 1997. The securities are convertible into common stock of QUALCOMM at a conversion price of $72.6563 per share of common stock.

    The minority interest reflects SONY's 49% share in the profit or loss of QPE, a joint venture consolidated in the Company's financial statements.

    Income tax expense of $6 million during the second quarter of fiscal 1997 represents an increase of $7 million compared to the second quarter of fiscal 1996. Income tax expense was $9 million for the first six months of fiscal 1997 compared to $3 million for fiscal 1996. The increase was primarily due to higher pretax earnings for the first six months of fiscal 1997. In future periods, the Company will recognize its remaining deferred tax assets or portions thereof if they meet the "more likely than not" criteria of realization established by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that the cash and cash equivalents and investment balances of $878 million at March 30, 1997, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities, related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

    In the first half of fiscal 1997, $133 million in cash was used by operations, compared to $76 million used by operations in the first half of fiscal 1996. The increase in cash used by operations was primarily due to significant increases in net working capital requirements including receivables and inventories. The dollar growth in receivables and inventories was primarily attributable to the significant increase in CDMA equipment revenues.

    Investments in capital expenditures, intangible assets and other entities totaled $99 million in the first half of fiscal 1997, compared to $106 million in the same period of fiscal 1996. Significant components in the first half of fiscal 1997 consisted of the purchase of $50 million of capital assets and the investment of $7 million in entities in which the Company holds less than a 50% interest. Also, during the second quarter of fiscal 1997, the Company agreed to purchase $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat PCS. As of March 30, 1997 the $42 million purchase price has been placed in an escrow account pending the grant of a license to operate wireless services in Chile by the Subsecretaria de Telecommunicaciones de Chile to Chilesat PCS. In the first half of fiscal 1996, the Company purchased $96 million of capital assets including the purchase of a manufacturing and research facility for approximately $32 million, construction of a new engineering facility and increased building improvements relating primarily to the new manufacturing and research facility. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements throughout fiscal 1997.

    In the first half of fiscal 1997, the Company's financing activities provided net cash of $736 million compared to $9 million in the first half of fiscal 1996. The first half of fiscal 1997 included $660 million in proceeds from the issuance of the Convertible Preferred Securities and $18 million from the issuance of common stock under the Company's stock option and employee stock purchase plan. Additionally, QPE drew down $59 million of the credit facility to fund working capital requirements necessary to support the significant expansion in production of subscriber equipment. The first half of fiscal 1996 included proceeds from the sale and leaseback of manufacturing equipment to QPE, and additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan, which were partially offset by the retirement of the $20 million note on the Company's corporate headquarters.

    The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. In addition, cellular, PCS and WLL systems operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure products. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds which may be derived through additional debt, equity financing, or other sources. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company continues to evaluate financing alternatives, including unsecured bank facilities, extension of the current QPE secured revolving credit facilities, or other sources of debt or equity financing. There can be no assurances such additional financing will be available or, if available, that it will be on acceptable terms.

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

    Cellular, PCS and WLL network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to arrange or provide for such financing, the Company will likely be subjected to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guaranty such financing through third party lenders. The amount of such financing could become significant and, if not repaid by the carrier, could have a material adverse effect on the Company's operating results and liquidity. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), Chase and directly with other service providers. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment. In addition, the Company may be required to provide vendor financing for a portion of the Globalstar system prior to its full scale implementation.

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

    The Company and QPE have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations.

    To complete system build-outs and implement their business plans, PCS and WLL service providers will require substantial amounts of capital. The failure of the Company's customers to design, construct and launch their systems would have a material adverse effect on the Company's financial results. The Company expects that a number of its potential infrastructure and subscriber equipment customers will be C, D, E and F-Block licensees. These licensees are subject to a number of risks in addition to those facing other wireless service providers. Many of these licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. There can be no assurance that these licensees will be able to raise such capital. During March 1997, the C-Block licensee holding the second largest number of PCS licenses filed for protection under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that other C, D, E and F-Block licensees will not file for similar protection. In addition, the Company may be under increased pressure to provide financing to existing C, D, E and F-Block licensees. Many PCS and cellular service providers will have substantially greater resources than these licensees, in particular the C and F-Block licensees who were required to qualify as "small business" in order to bid in the C and F-Block auctions. Further, there can be no assurance that future FCC auctions of wireless spectrum will not reduce the competitiveness or attractiveness of these licensees and their systems, or that such licenses will not be sold at prices substantially less than those recorded in the prior FCC auctions. In addition, the C, D, E and F-Block auctions were concluded over one year following the conclusion of the A-Block and B-Block auctions, which have provided the A-Block and B-Block licensees with a significant time-to-market competitive advantage over such licensees.

    A recent ruling of the U.S. Court of Appeals for the District of Columbia required the FCC to review a two year old decision by the FCC which denied QUALCOMM a "Pioneer's Preference" PCS license for the provision of wireless voice and data services. The Company is currently in discussions with the FCC regarding the impact of this ruling, which may allow the Company to purchase one or more PCS licenses at a favorable rate. In the event QUALCOMM is awarded one or more licenses, the Company may decide to commit funds for the purchase of such licenses and for the construction of related wireless networks.

    In December 1996, the Company and Chase entered into an agreement pursuant to which QUALCOMM will supply approximately $140 million of PCS infrastructure equipment and services based on QUALCOMM's CDMA technology to Chase. QUALCOMM has agreed to provide up to $119 million of financing for equipment purchased under the Chase agreement. In connection with the Chase agreement, the Company purchased $4 million of Chase Class B Common Stock. The Company may be obligated to purchase up to an additional $25 million of Chase Class B Common Stock under certain circumstances.

    In fiscal 1996 the Company provided $30 million in financing to NextWave Telecom, Inc. ("NextWave") in connection with its plans to bid on PCS licenses in the recently completed C-Block auctions conducted by the FCC. The financing originally consisted of $5 million of equity and $25 million in a convertible loan. In connection with this investment, subject to the satisfaction of certain conditions, NextWave has committed to purchase approximately 50% of its C-Block PCS infrastructure equipment requirements from the Company. In March 1996, the Company increased its equity investment to $20 million by converting $15 million of the convertible loan balance to equity. Of the remaining $10 million loan, $9.6 million was repaid in the third quarter of fiscal 1996 and $0.4 million was converted into a three-year note with an equity conversion option. The Company currently holds less than 5% of NextWave's outstanding shares and is accounting for its investment under the cost method.

    QUALCOMM has announced its intent to enter into an agreement with the City of San Diego whereby a one time payment of approximately $18 million will be made to the city in exchange for certain naming rights to San Diego Jack Murphy Stadium. The payment is anticipated to occur during the third quarter of fiscal 1997, at which time the stadium will be renamed QUALCOMM Stadium with certain rights obtained for signage in and around the facility for a twenty year period.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 9 of Notes to Condensed Consolidated Financial Statements.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on February 11, 1997. At the Annual Meeting, the stockholders of the Company (i) elected a director to hold office until the 1999 Annual Meeting of Stockholders and four directors to hold office until the 2000 Annual Meeting of Stockholders or until his successor is elected, as listed below; (ii) approved the Company's 1991 Stock Option Plan, as amended; and (iii) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending September 28, 1997.

The Company had 66,613,744 shares of Common Stock outstanding as of December 20, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 60,210,863 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

                                                 Shares Voting                Shares
                  Director                          In Favor                 Withheld
                  ---------                      --------------              --------
                  Robert E. Kahn                    59,974,961                235,902
                  Harvey P. White                   59,978,905                231,958
                  Richard C. Atkinson               59,977,179                233,684
                  Peter M. Sacerdote                59,977,190                233,673
                  Marc I. Stern                     59,977,115                233,748

Directors whose term of office continued after the annual meeting are: Irwin Mark Jacobs, Andrew J. Viterbi, Adelia A. Coffman, Neil Kadisha, Jerome S. Katzin, Duane A. Nelles, Frank Savage and Brent Scowcroft.

Proposal 2:  Approval of the 1991 Stock Option Plan as Amended

                  Votes in favor:                   24,597,612
                  Votes against:                    11,967,330
                  Abstentions:                         786,688
                  Broker non-votes:                 22,859,233

Proposal 3:  Ratification of Selection of Independent Accountants

                  Votes in favor:                   60,060,943
                  Votes against:                        65,774
                  Abstentions:                          84,146

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibit

      11.1-Computation of Earnings Per Share

(b)   Reports on Form 8K
       During the three-month period ending March 30, 1997, the following reports were filed on Form 8-K under Item 5, Other Events:

       1. The report dated and filed March 7, 1997 announcing Registrant's complaint filed against Motorola, Inc. In the U.S. District Court for the Southern District of California, in response to allegations by Motorola that the Registrant's recently announced "Q" Phone infringes a design patent and certain utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products.

       2. The report dated and filed February 25, 1997 announcing Registrant's offering of Trust Convertible Preferred Securities of QUALCOMM Financial Trust I.