Form 10-Q
period 1997-06-29
QUALCOMM INC/DE
filed 1997-08-06
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE TRANSITION PERIOD FROM ________ TO ________.

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

        Common Stock, $0.0001 per share par value, 67,941,929 shares as of August 4, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALCOMM Incorporated

                                       /s/ ANTHONY S. THORNLEY
                                       ------------------------------
                                       Anthony S. Thornley
                                       Senior Vice President, Finance
                                       & Chief Financial Officer

Dated: August 6, 1997

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements (Unaudited)

                                         Condensed Consolidated Balance Sheets                            4

                                         Condensed Consolidated Statements of Income                      5

                                         Condensed Consolidated Statements of Cash Flows                  6

                                         Notes to Condensed Consolidated Financial Statements            7-12

               Item 2. Management's Discussion and Analysis of Results

                                       of Operations and Financial Condition                            13-21

PART II. OTHER INFORMATION                                                                                22

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      JUNE 29,        SEPTEMBER 29,
                                                                                        1997              1996
                                                                                    -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $     217,177     $     110,143
  Investments (Note 4)                                                                    464,478           236,129
  Accounts receivable, net                                                                320,614           217,433
  Finance receivables (Note 3)                                                            114,820              --
  Inventories                                                                             228,724           171,511
  Other current assets                                                                     39,148            15,974
                                                                                    -------------     -------------
          Total current assets                                                          1,384,961           751,190
PROPERTY, PLANT AND EQUIPMENT, NET                                                        380,902           352,699
INVESTMENTS                                                                                86,852             8,009
OTHER ASSETS (NOTE 5)                                                                     197,576            73,432
                                                                                    -------------     -------------
TOTAL ASSETS                                                                        $   2,050,291     $   1,185,330
                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                          $     301,419     $     229,799
  Unearned revenue                                                                         25,819            13,226
  Bank lines of credit                                                                     71,200            80,700
  Current portion of long-term debt                                                         3,164             2,234
                                                                                    -------------     -------------
          Total current liabilities                                                       401,602           325,959
LONG-TERM DEBT                                                                              8,492            10,908
OTHER LIABILITIES                                                                          15,343             3,550
                                                                                    -------------     -------------
          Total liabilities                                                               425,437           340,417
                                                                                    -------------     -------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES
OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT SECURITIES OF THE COMPANY (NOTE 7)
                                                                                          660,000              --
                                                                                    -------------     -------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value                                                         --                --
  Common stock, $0.0001 par value                                                               7                 7
  Paid-in capital                                                                         877,167           819,042
  Retained earnings                                                                        87,680            25,864
                                                                                    -------------     -------------
            Total stockholders' equity                                                    964,854           844,913
                                                                                    -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   2,050,291     $   1,185,330
                                                                                    =============     =============

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------------      ----------------------------
                                                JUNE 29,         JUNE 30,         JUNE 29,         JUNE 30,
                                                  1997             1996             1997             1996
                                               -----------      -----------      -----------      -----------
REVENUES:
     Communications systems                    $   418,636      $   174,813      $ 1,250,996      $   367,637
     Contract services                              54,119           34,922          142,163           95,121
     License, royalty and development fees          47,505           25,145          101,787           67,988
                                               -----------      -----------      -----------      -----------
          Total revenues                           520,260          234,880        1,494,946          530,746
                                               -----------      -----------      -----------      -----------

OPERATING EXPENSES:
     Communications systems                        315,173          135,412          993,382          277,030
     Contract services                              40,250           25,151          104,445           66,104
     Research and development                       64,843           46,670          164,127          114,249
     Selling and marketing                          40,467           18,907           98,508           50,936
     General and administrative                     26,465           14,359           64,069           34,079
     Other                                            --               --              8,792             --
                                               -----------      -----------      -----------      -----------
          Total operating expenses                 487,198          240,499        1,433,323          542,398
                                               -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                             33,062           (5,619)          61,623          (11,652)
INTEREST INCOME                                     12,115            4,847           23,116           19,374
INTEREST EXPENSE                                    (3,002)            (706)          (8,198)          (2,063)
GAIN ON SALE OF TRADING SECURITIES                   3,946             --             13,400             --
DISTRIBUTIONS ON CONVERTIBLE PREFERRED
     SECURITIES OF SUBSIDIARY TRUST                 (9,690)            --            (13,585)            --
MINORITY INTEREST IN (INCOME) LOSS OF
     CONSOLIDATED SUBSIDIARY                          (600)           3,314           (6,030)          10,298
                                               -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                          35,831            1,836           70,326           15,957
INCOME TAX BENEFIT (EXPENSE)                           114             (330)          (8,510)          (2,872)
                                               -----------      -----------      -----------      -----------
NET INCOME                                     $    35,945      $     1,506      $    61,816      $    13,085
                                               ===========      ===========      ===========      ===========

NET EARNINGS PER COMMON SHARE
     Primary                                   $      0.49      $      0.02      $      0.86      $      0.19
                                               ===========      ===========      ===========      ===========
     Fully diluted                             $      0.49      $      0.02      $      0.85      $      0.19
                                               ===========      ===========      ===========      ===========

SHARES USED IN PER SHARE CALCULATION
     Primary                                        72,694           70,738           72,058           70,028
                                               ===========      ===========      ===========      ===========
     Fully diluted                                  72,694           71,697           72,370           70,367
                                               ===========      ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                     ------------------------
                                                                                      JUNE 29,       JUNE 30,
                                                                                       1997           1996
                                                                                     ---------      ---------
OPERATING ACTIVITIES:
  Net income                                                                         $  61,816      $  13,085
  Depreciation and amortization                                                         65,888         39,722
  Minority interest in income (loss) of consolidated subsidiary                          6,030        (10,298)
  Gain on sale of trading securities                                                   (13,400)          --
  Non cash charge for impaired assets                                                    8,792           --
  Recognition of deferred tax asset                                                    (21,887)          --
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net                                                         (103,181)      (110,708)
     Finance receivables                                                              (114,820)          --
     Inventories                                                                       (57,213)       (85,716)
     Other assets                                                                      (47,530)       (12,558)
     Accounts payable and accrued liabilities                                           71,620         58,072
     Unearned revenue                                                                   12,593          2,206
     Other liabilities                                                                  11,793           (576)
  Proceeds from sale of trading securities                                              23,129           --
  Purchase of trading securities                                                        (9,729)          --
                                                                                     ---------      ---------
Net cash used in operating activities                                                 (106,099)      (106,771)
                                                                                     ---------      ---------
INVESTING ACTIVITIES:
  Issuance of note receivable                                                           (8,585)       (25,000)
  Collection of note receivable                                                           --            9,602
  Capital expenditures                                                                 (91,309)      (145,680)
  Purchases of intangible assets                                                          --           (3,788)
  Purchases of investments                                                            (741,865)      (420,092)
  Maturities of investments                                                            434,674        272,174
  Investments in other entities                                                        (49,213)        (6,520)
                                                                                     ---------      ---------
Net cash used in investing activities                                                 (456,298)      (319,304)
                                                                                     ---------      ---------
FINANCING ACTIVITIES:
  Sale/leaseback transaction                                                              --           10,248
  Net repayments on bank lines of credit                                                (9,500)          --
  Proceeds from issuance of convertible preferred securities by subsidiary trust       660,000           --
  Principal payments under long-term debt                                               (1,486)       (20,463)
  Proceeds from issuance of notes payable                                                 --           11,770
  Minority interest investment in consolidated subsidiary                                   98          6,310
  Net proceeds from issuance of common stock                                            20,319         17,018
                                                                                     ---------      ---------
Net cash provided by financing activities                                              669,431         24,883
                                                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   107,034       (401,192)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       110,143        500,629
                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 217,177      $  99,437
                                                                                     =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

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

        Revenue from communications systems and products is generally recognized at the time the units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, based either on costs incurred to date compared with total estimated costs at completion or using a units of delivery methodology. Estimated contract losses are recognized when determined. Non-refundable license fees are recognized when there is no material continuing performance obligation under the agreement and collection is probable. Royalty revenue is recorded in the period earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

        The Company operates and reports using a period ending on the last Sunday of each month. As a result of this practice, fiscal 1996 included 53 weeks. The first quarter of fiscal 1997 had 13 weeks of activity compared to 14 weeks of activity during the first quarter of fiscal 1996.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                                        JUNE 29,        SEPTEMBER 29,
                                                                          1997              1996
                                                                      -------------     -------------
Accounts Receivable (in thousands):
       Trade, net of allowance for doubtful
            accounts of $17,930 and $8,223 respectively               $     249,185     $     181,732
       Long-term contracts:
         Billed                                                              39,162            12,363
         Unbilled                                                            23,236            20,052
       Other                                                                  9,031             3,286
                                                                      -------------     -------------
                                                                      $     320,614     $     217,433
                                                                      =============     =============

        Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

                                                                        JUNE 29,        SEPTEMBER 29,
                                                                          1997              1996
                                                                      -------------     -------------
Inventories (in thousands):
       Raw materials                                                  $     104,942     $      97,779
       Work-in-progress                                                      22,972            35,686
       Finished goods                                                       100,810            38,046
                                                                      -------------     -------------
                                                                      $     228,724     $     171,511
                                                                      =============     =============

NOTE 3   FINANCE RECEIVABLES

        Finance receivables result from sales arrangements in which the Company has agreed to provide long-term financing. At June 29, 1997, the finance receivables of $114.8 million primarily resulted from sales to one customer. Subject to finalizing definitive terms and conditions, the Company has reached an agreement in principle to sell loans receivable from the customer to a financial institution at par value on a non-recourse basis. As a result, the Company expects to realize the finance receivables within one year from June 29, 1997.

        Commitments to extend long-term financing under sales arrangements at June 29, 1997 including amounts in finance receivables at June 29, 1997, aggregated approximately $274 million. Such commitments are subject to the customer meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser or greater amounts.

NOTE 4   INVESTMENTS - GTL COMMON STOCK

        On February 12, 1997, the Company and Globalstar Telecommunications Limited ("GTL") entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase 367,131 shares of GTL common stock at $26.50 per share. Also, GTL agreed to register for resale the GTL common stock issued. The Company exercised such warrants in March 1997 and classified the common stock as trading securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" recognizing an unrealized gain of $9.5 million in the second quarter of fiscal 1997. The Company sold the GTL common stock during the third quarter of fiscal 1997 resulting in an aggregate realized gain of $13.4 million including a gain of $3.9 million recorded in the third quarter of fiscal 1997.

        As of June 29, 1997, the Company continued to maintain an approximate 7% indirect limited partnership interest in Globalstar L.P. accounted for under the equity method of accounting.

NOTE 5   OTHER ASSETS - INVESTMENT IN OTHER ENTITIES

        In March 1997, the Company purchased $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat Telefonia Personal S.A. ("Chilesat PCS"). The preferred shares are entitled to a liquidation preference in an amount equal to the original purchase price per share during a five year period beginning with commencement of commercial operations of the joint venture.

        The Company has agreed to provide a $58 million letter of credit on behalf of Chilesat PCS. The letter of credit is required under a systems equipment sales arrangement with Chilesat PCS in which the Company may be required to reimburse Chilesat PCS a portion of Chilean government fines if certain network build out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met. The letter of credit will expire no later than December 31, 1999.

NOTE 6   DEBT AND CREDIT FACILITIES

        As of June 29, 1997 and September 29, 1996, QUALCOMM Personal Electronics, ("QPE") had total outstanding bank borrowings of $71.2 million and $80.7 million, respectively, under two revolving credit facilities totaling $200 million. These credit facilities have identical terms and expire in July 1998. The interest rates under both facilities are at prime rate, or, at the Company's option, at a mutually acceptable market rate. The weighted average interest rate was 6.0% on borrowings outstanding during the first nine months of fiscal 1997 and 6.0% on borrowings outstanding at June 29, 1997.

NOTE 7   CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

        In February 1997, QUALCOMM Financial Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The sole assets of the Trust are QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures ("Convertible Subordinated Debentures") due February 24, 2012. The obligations of the Trust related to the Convertible Preferred Securities are fully and unconditionally guaranteed by the Company. The Convertible Preferred Securities are convertible into Company common stock at the rate of 0.6882 shares of Company common stock for each Convertible Preferred Security (equivalent to a conversion price of $72.6563 per share of common stock). Distributions on the Convertible Preferred Securities are payable quarterly by the Trust. The Convertible Preferred Securities are subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security.

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

NOTE 8   OTHER OPERATING EXPENSES

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an $8.8 million non-cash pretax charge in the second quarter of fiscal 1997 relating to the impairment of certain long-lived assets. The $8.8 million charge represents the total value of these assets and related disposition costs.

NOTE 9   INCOME TAXES

        In the third quarter of fiscal 1997, the Company recognized deferred tax assets of $59.7 million that met the "more likely than not" criteria for recognition established by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." As a result, a $37.8 million tax benefit relating to stock option deductions was recorded as a non-cash adjustment to paid in capital. The remaining $21.9 million tax benefit relating to income recognition differences and tax credits was recorded as part of the Company's tax provision in its statement of income. Including the tax benefits to the statement of income of recognizing the deferred tax assets, the Company estimates an effective income tax rate of 20% on fiscal 1997 earnings. As of June 29, 1997, the Company had recorded total deferred tax assets of $66.7 million.

NOTE 10   COMMITMENTS AND CONTINGENCIES

GUARANTEES

        The Company has guaranteed approximately $17 million of certain vendor financing obligations of Globalstar L.P. ("Globalstar") (the "Vendor Financing Guarantee"). The Vendor Financing Guarantee will expire no later than September 1997. The Company has also agreed to guarantee up to $22.5 million of Globalstar borrowings under an existing bank financing agreement which will expire in December 2000. As of June 29, 1997, Globalstar had no outstanding borrowings under the existing bank financing agreement. Under the terms of the agreements, the Company's maximum aggregate guarantee for both vendor and bank financing obligations is $22.5 million.

OPERATING LEASES

        During the first nine months of fiscal 1997, QPE leased additional equipment pursuant to an existing operating lease agreement for manufacturing equipment that may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE may be required to pay certain contingent payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of contingent payments for all equipment leased as of June 29, 1997, is approximately $61 million. Rental expense under this lease during the first nine months of fiscal 1997, including an accrual for such contingent payments, amounted to $9.3 million. As of June 29, 1997, the Company has accrued $8.3 million in other liabilities for such contingent payments.

        As of June 29, 1997, future annual rental payments under the lease, excluding the contingent payments, from fiscal 1997 through 2002 are $1.2 million, $5.1 million, $5.1 million, $5.1 million, $4.0 million and $0.9 million, respectively.

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

        On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced "Q" Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting QUALCOMM to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On June 4, 1997, Motorola filed another lawsuit in United States District Court for the Southern District of California, alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. The Company has filed a motion to dismiss the complaint. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

        The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its liquidity, financial position or results of operations.

PERFORMANCE GUARANTEES

        The Company and QPE have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's liquidity, financial position or results of operations.

NOTE 11   RECENT ACCOUNTING PRONOUNCEMENTS

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

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ---------------------     ---------------------
                                             JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                               1997         1996         1997         1996
                                             --------     --------     --------     --------
NET EARNINGS PER COMMON SHARE
     Basic                                   $   0.53     $   0.02     $   0.92     $   0.20
                                             ========     ========     ========     ========
     Diluted                                 $   0.50     $   0.02     $   0.86     $   0.19
                                             ========     ========     ========     ========

SHARES USED IN PER SHARE CALCULATION
     (IN THOUSANDS)
     Basic                                     67,567       65,738       67,124       65,252
                                             ========     ========     ========     ========
     Diluted                                   72,025       70,743       71,519       70,029
                                             ========     ========     ========     ========

        In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard in fiscal year 1999, as required.

        In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard in fiscal year 1999, as required.

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

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Company's Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section, in the sections entitled Results of Operations and Liquidity and Capital Resources and in the Form 10-K.

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

        During fiscal 1997, the Company successfully completed the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The proceeds will be used by the Company for working and fixed capital requirements (including facilities) related to the expansion of its operations, financing of customers of its CDMA infrastructure equipment and investments in joint ventures or other companies and other assets to support growth of its business.

        The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber and infrastructure equipment and Application Specific Integrated Circuits ("ASICs") component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out of future cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual revenues.

        The Company began manufacturing and shipping significant volumes of CDMA subscriber equipment during fiscal 1996. Production capabilities at QUALCOMM Personal Electronics ("QPE") were significantly expanded and during the second quarter of fiscal 1997, the Company achieved the milestone of shipping over one million CDMA portable phones. During the third quarter of fiscal 1997, the Company began transition to its new line of phone models, including the QUALCOMM manufactured "Q" phone. The transition is expected to continue into the fourth quarter of fiscal 1997 with phones coming to the market in time for the 1997 holiday selling season.

        In addition to the 1996 commercial deployment of CDMA networks in Hong Kong and Korea, a significant number of CDMA commercial system deployments were implemented or announced since the end of fiscal 1996. During fiscal 1997, both Sprint Spectrum L.P. ("Sprint PCS") and PrimeCo Personal Communications L.P. ("PrimeCo") announced commercial roll-outs of their PCS networks in selected markets. In total, Sprint PCS has launched service in 56 cities across the nation and PrimeCo has 18 PCS networks in operation. Subscriber equipment for these networks was provided by QPE. QUALCOMM's CDMA technology presence continues to expand throughout the world as other service providers worldwide have also launched, expanded or announced intentions to launch their PCS, cellular and WLL networks utilizing CDMA proprietary technology.

        The Company commenced infrastructure equipment production during fiscal 1996 and began shipping significant quantities of infrastructure equipment to customer sites in the first half of fiscal 1997. The Company began recognizing revenues in the second quarter of fiscal 1997 with respect to base stations installed under a major contract, commensurate with the commercial launch in the U.S. generally of PCS networks. In January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment.

        In order to commence operation, PCS and WLL operators will need, among other things, to invest substantial capital and complete their system designs and build outs. Any delays in connection with the commercial rollout of CDMA technology by the Company's major customers, or any delays in obtaining orders for the Company's infrastructure equipment from both national and international customers could result in under utilization of the manufacturing facility and have a material adverse effect on the Company's results of operations.

        An important element of the Company's strategy is to be a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers, including C, D, E and F Block PCS licensees in North America. The Company's ability to generate substantial revenues and profits from sales of infrastructure and subscriber equipment will require continued substantial capital investments by the Company and is subject to risks and uncertainties.

        PCS systems have a limited operating history in the U.S., and the extent of demand for PCS is uncertain. Sales of infrastructure equipment internationally are subject to a number of risks, including substantial competition with other providers of CDMA, GSM and other competing wireless systems (many of whom have substantially greater resources than the Company and are well-established equipment manufacturers with long manufacturing histories) and risks related to unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs and other barriers, political risks and difficulties in staffing and managing foreign operations. WLL systems in the U.S. and foreign countries are just beginning to be implemented, and their market acceptance is uncertain. The wireless telecommunications industry is experiencing significant technological changes. As a result, the future prospects of the industry, the success of PCS, WLL and other competing services and the Company's ability to generate substantial revenues and profits from sales of CDMA infrastructure and subscriber equipment are uncertain.

        The Company's ability to generate substantial sales of CDMA infrastructure and subscriber equipment to C, D, E and F-Block PCS licensees is subject to a number of risks in addition to those facing other wireless service providers. Many of these licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. To date, there have been a number of unsuccessful efforts made by C-Block licensees to raise additional capital through various sources. There can be no assurance that these licensees will be able to raise such capital. During March 1997, a C-Block licensee holding the second largest number of PCS licenses and had planned to use competing GSM products, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that other C, D, E and F-Block licensees will not file for similar protection.

        Since the end of fiscal 1996, the Company, either directly or through QPE, entered into a number of significant agreements to provide CDMA equipment and services. International CDMA equipment contracts signed during fiscal 1997 include an agreement with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), a subsidiary of Telex-Chile S.A., to supply approximately $94 million of PCS infrastructure and subscriber equipment and services; a multi-year contract with JSC Personal Communications of Moscow, Russian Federation to supply its CDMA digital wireless infrastructure equipment, network planning and installation services; a four year agreement valued at over $300 million with an affiliate of Telecom Great Wall Development Company of Beijing for the purchase of QUALCOMM-branded CDMA digital phones; and an agreement with Rostov Electorviaz of Rostov, Russia to supply fixed wireless local loop infrastructure equipment and services. Additionally in February 1997, US WEST Communications signed an agreement with QPE to purchase approximately $80 million of CDMA handsets in support of its plans to deploy CDMA digital services within its markets; and during May 1997, Bell Mobility signed a $70 million contract for QUALCOMM's CDMA handsets to support its commercial launch of PCS service. In March 1997, the Company entered into an agreement with Hitachi Ltd. ("Hitachi"), under which the Company will share its CDMA infrastructure product designs allowing Hitachi to accelerate its time-to-market with cost-competitive feature-rich CDMA infrastructure products. As part of this agreement, Hitachi will purchase a percentage of its CDMA infrastructure requirements from the Company. Also during March 1997 the Company entered into a multi-million dollar royalty-bearing license agreement with Kokusai Electric Co., Ltd. ("Kokusai"), of Tokyo, Japan under which Kokusai has been granted a patent and technical license to manufacture and sell CDMA subscriber products. During May 1997, the Company signed a license agreement with Sharp Corporation of Japan ("Sharp") which grants Sharp a worldwide, royalty-bearing license to manufacture and sell CDMA subscriber products. The Company also signed a multi-million dollar royalty-bearing license agreement with Haitai Electronics Co., Ltd. of Seoul, Korea, to manufacture and sell CDMA subscriber products for PCS in Korea.

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

        The Company generates revenues from its domestic OmniTRACS business by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to domestic OmniTRACS users. Competition has resulted in a reduction of the margins on unit sales and services in fiscal 1996 and through the first nine months of fiscal 1997. The Company generates revenues from its international OmniTRACS business through license fees, sales of network equipment and terminals and fees from engineering support services. International messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

        In March 1994, the Company entered into a four year development agreement with Globalstar, to design and develop subscriber equipment and ground communications segments of the Globalstar system through 1998. The revenues from this contract are expected to be in excess of $500 million. During April, 1997 the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting satellite-based digital telecommunications system. This multi-year agreement could grow to approximately $600 million as the Globalstar network is built out. The Company expects to begin shipping its gateways in early calendar 1998. Globalstar will require substantial additional capital which will be used, in part, to fund payment for the equipment to be developed by the Company. During the second quarter of fiscal 1997 Globalstar's funding was strengthened as Globalstar, L.P. announced a plan to raise approximately $140 million of equity from the exercise of warrants and raised approximately $500 million from a high yield securities offering. This brings the total capital raised by Globalstar to approximately $2 billion. There can be no assurance that Globalstar will be successful in raising additional capital or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to fund payment for development of such equipment from the Company which could have a material adverse effect on the Company's business and results of operations. The Company's interest in Globalstar, which is approximately 7%, is owned indirectly through certain limited partnerships.

        The Company has experienced, and expects to continue to experience, increased operating expenses as a result of the Company's overall expansion. In the first nine months of fiscal 1997, operating expenses were significantly higher, although operating expenses as a percentage of revenue declined. The growth was primarily due to increased research and development expenditures, expanded sales and marketing efforts, overall expansion of the business base, and increased legal expenses associated with patent infringement litigation. Through fiscal 1997, the Company expects to continue its rapid growth and will continue to add to its engineering resources and increase its investments in research and development projects, and expand its sales and marketing efforts as the Company's products are marketed in major areas throughout the world.

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

        On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced "Q" Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting QUALCOMM to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On June 4, 1997, Motorola filed another lawsuit in United States District Court for the Southern District of California, alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. The Company has filed a motion to dismiss the complaint. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's liquidity, financial position or results of operations, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

        The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as percentages of revenues:

                                                     Three Months Ended             Nine Months Ended
                                                   -----------------------       -----------------------
                                                   June 29,       June 30,       June 29,       June 30,
                                                     1997           1996           1997           1996
                                                   --------       --------       --------       --------
Revenues:
         Communications systems                          81%            74%            84%            69%
         Contract services                               10             15              9             18
         License, royalty and development fees            9             11              7             13
                                                   --------       --------       --------       --------
Total revenues                                          100%           100%           100%           100%
                                                   --------       --------       --------       --------

Operating expenses:
         Communications systems                          61%            58%            66%            52%
         Contract services                                8             11              7             12
         Research and development                        12             20             11             22
         Selling and marketing                            8              8              7             10
         General and administrative                       5              5              4              6
         Other                                         --             --                1           --
                                                   --------       --------       --------       --------
Total operating expenses                                 94%           102%            96%           102%
                                                   --------       --------       --------       --------

Operating income (loss)                                   6             (2)             4             (2)
Interest income, net                                      2              2              1              4
Gain on sale of trading securities                        1           --                1           --
Distributions on convertible preferred
         securities of subsidiary trust                  (2)          --               (1)          --
Minority interest                                      --                1           --                1
                                                   --------       --------       --------       --------
Income before income taxes                                7              1              5              3
Income tax benefit (expense)                           --                0             (1)            (1)
                                                   --------       --------       --------       --------
Net income                                                7%             1%             4%             2%
                                                   --------       --------       --------       --------

Communications systems costs as a
         percentage of communications
         systems revenues                                75%            77%            79%            75%

Contract services costs as a percentage
         of contract services revenues                   74%            72%            73%            69%


        Total revenues for the third quarter of fiscal 1997 were $520 million, which more than doubles the revenues of $235 million for the third quarter of fiscal 1996. For the nine months ended June 29, 1997, revenues increased to $1,495 million, almost triple the revenues of $531 million for the first nine months of fiscal 1996. Revenue growth for the third quarter and first nine months of fiscal 1997 was due to significant growth in communications systems which was primarily driven by increased revenues from CDMA subscriber and infrastructure equipment and ASICs products, as well as increased contract services revenues from the Company's development agreement with Globalstar and an increase in royalties recognized in conjunction with the worldwide sales of infrastructure and subscriber equipment utilizing the Company's CDMA technology by licensees.

        Communications systems revenues which consisted primarily of sales of CDMA subscriber products, infrastructure equipment and ASICs to CDMA licensees and service providers, and product and service revenues from the sale of the Company's OmniTRACS system, were $419 million for the third quarter of fiscal 1997 and $1,251 million for the nine months ended June 29, 1997, compared to $175 million and $368 million, respectively, for the same periods in fiscal 1996. This significant growth in revenues for the quarter and the first nine months of fiscal 1997 was primarily attributable to increased shipments of CDMA subscriber equipment and ASICs products. During the third quarter of fiscal 1997, the Company reached a major milestone with the cumulative shipment of over 6 million Mobile Station Modem (MSM) chips to CDMA handset manufacturers, including QPE, worldwide. The Company began recognizing revenues in the second quarter of fiscal 1997 with respect to base stations installed under a major contract, commensurate with the commercial launch in the U.S. generally of PCS networks. For the first nine months of fiscal 1997, OmniTRACS revenue growth was attributable to increased domestic unit sales and higher domestic messaging revenues but was partially offset by a decline in international unit sales.

        Contract services revenues increased to $54 million in the third quarter of fiscal 1997, a 55% increase over the third quarter of fiscal 1996. Contract services revenues for the first nine months of fiscal 1997 were $142 million or 10% of total revenues compared to $95 million or 18% of total revenues for the same period in fiscal 1996. The dollar increase for the quarter and first nine months of fiscal 1997 resulted from the development agreement with Globalstar L.P.

        License, royalty and development fees were $48 million, or 9% of total revenues for the third quarter of fiscal 1997, compared to $25 million or 11% of total revenues for the year ago period. For the first nine months of fiscal 1997, license, royalty, and development fees were $102 million, a 50% increase over the same period in fiscal 1996. The increase in the quarter and for the first nine months of fiscal 1997 is primarily due to an increase in royalties associated with the worldwide sales of infrastructure equipment and subscriber units utilizing the Company's CDMA technology by the Company's licensees. Royalty income will fluctuate quarter to quarter due to the timing and amount of sales by the Company's licensees. During the third quarter of fiscal 1997, the Company entered into several license agreements including a subscriber license agreement with Sharp Corporation, an ASICs license agreement with LSI Logic Corporation, and a CDMA wireless repeator agreement with Ortel Corporation. The Company expects to continue to experience considerable fluctuations in quarterly and yearly operating results in the future due to variations in the amount and timing of recognition of CDMA license, royalty and development fees.

        Communications systems costs were $315 million or 75% of communications systems revenues for the third quarter of fiscal 1997, compared to $135 million or 77% of communications systems revenues for the same period in the prior fiscal year. The decrease in communications systems costs as a percentage of communications systems revenues during the quarter was primarily driven by the increase in ASICs sales during the quarter and improved subscriber margins during the current quarter. For the first nine months of fiscal 1997, communications systems costs were $993 million or 79% of communications systems revenues, compared to $277 million or 75% of communications systems revenues for the same period in fiscal 1996. The increase in communications systems costs as a percentage of communications systems revenues reflects the significant increase in sales volumes of CDMA products, which realized a lower gross margin than OmniTRACS revenues, and the related costs associated with the rapid expansion of production capacity for CDMA equipment. Communications systems costs as a percent of communication systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs, and other factors.

        Contract services costs were $40 million or 74% of contract services revenues for the third quarter of fiscal 1997, compared to $25 million or 72% of contract services revenues for the third quarter of fiscal 1996. Contract services costs for the first nine months of fiscal 1997 were $104 million or 73% of contract services revenues, compared to $66 million or 69% of contract services revenues for fiscal 1996. The dollar increase in contract services costs was primarily related to the Globalstar development contract. The increase in contract services costs as a percentage of contract services revenues was primarily driven by a change in the cost mix towards higher material content.

        Research and development expenses were $65 million or 12% of revenues for the third quarter of fiscal 1997, compared to $47 million or 20% of revenues for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, research and development costs were $164 million or 11% of revenues, compared to $114 million or 22% of revenues for the first nine months of fiscal 1996. The dollar increase was attributed primarily to increased expenditures for the development of commercial CDMA infrastructure and subscriber equipment, including the development of new phone models and ASIC development.

        Selling and marketing expenses were $40 million or 8% of total revenues for the third quarter fiscal 1997, compared to $19 million or 8% of total revenues for the same quarter last year. For the first nine months of fiscal 1997, selling and marketing expenses were $99 million or 7% of revenues, compared to $51 million or 10% of revenues for the same period in fiscal 1996. The dollar increase in selling and marketing expenses for the quarter and the nine months relates to increased marketing activities both domestically and internationally as the Company launched a global effort to increase awareness of its products and services. Also during the third quarter of fiscal 1997, the Company launched a multi-million dollar national advertising campaign promoting its broad line of CDMA subscriber products.

        General and administrative expenses were $26 million or 5% of total revenues for the third quarter of fiscal 1997, compared to $14 million or 5% of total revenues for the third quarter of fiscal 1996. General and administrative expenses for the first nine months of fiscal 1997 were $64 million or 4% of revenues, compared to $34 million or 6% of revenues for the same period in fiscal 1996 The dollar increase in the first nine months of the fiscal year was primarily due to additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations as well as increased legal fees associated with patent infringement litigation. Although the Company is experiencing rapid growth, it continues to emphasize control of operating expenses and reduction of expenses as a percentage of revenue.

        Interest income was $12 million during the third quarter of fiscal 1997 compared to $5 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, interest income was $23 million compared to $19 million for the same period in fiscal 1996. The increase in the third quarter and for the first nine months of fiscal 1997 was due to the interest earned on the proceeds received from the $660 million private placement of Trust Convertible Preferred Securities during the second quarter of fiscal 1997.

        Interest expense increased to $3 million in the third quarter of fiscal 1997 compared to $1 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997 interest expense was $8 million compared to $2 million for the same period in fiscal 1996. The increase is the result of increased bank borrowing to support the working capital needs of QPE.

        The gain on sale of trading securities of $4 million for the third quarter of fiscal 1997 and $13 million for the nine months ended June 29, 1997, relates to the sale of Globalstar Telecommunications Ltd. common stock during the third quarter of fiscal 1997.

        Distributions accrued on Convertible Preferred Securities of $10 million for the third quarter of fiscal 1997, and $14 million for the first nine months of fiscal 1997 relate to the $660 million of 5 3/4% Trust Convertible Preferred Securities issued by the Company in March 1997. The securities are convertible into common stock of the Company at a conversion price of $72.6563 per share of common stock.

        The minority interest reflects SONY's 49% share in the profit or loss of QPE, a joint venture consolidated in the Company's financial statements. The Company manufactures and sells subscriber products both through QPE and independently.

        The Company realized an income tax benefit of $0.1 million during the third quarter of fiscal 1997 compared to an expense of $0.3 million for the third quarter of fiscal 1996. Income tax expense was $9 million for the first nine months of fiscal 1997 compared to $3 million for fiscal 1996. Taxes for the third quarter of fiscal 1997 were positively impacted by the recognition of deferred tax assets that satisfy the "more likely than not" criteria for recognition established by FAS 109.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that the cash and cash equivalents and investment balances of $769 million at June 29, 1997, including interest earned thereon, will be used to fund working and fixed capital requirements including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

        In the first nine months of fiscal 1997, $106 million in cash was used in operations, compared to $107 million used in operations in the first nine months of fiscal 1996, reflecting continued expenditures for working capital requirements including inventories and accounts receivable. The dollar growth in receivables and inventories was due primarily to the significant growth in CDMA equipment sales. Investments in other assets include the capitalization of approximately $18 million in broker's fees associated with the issuance of the Convertible Preferred Securities during the second quarter of fiscal 1997, and a one time payment of approximately $18 million to the City of San Diego in exchange for certain naming rights to San Diego Jack Murphy Stadium. The stadium was renamed QUALCOMM Stadium with certain rights obtained for signage in and around the facility for a twenty-year period.

        Investments in capital expenditures, intangible assets and other entities totaled $141 million in the first nine months of fiscal 1997, compared to $156 million in the same period of fiscal 1996. Significant components of such investments in the first nine months of fiscal 1997 include the purchase of $91 million of capital assets, the purchase of $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat PCS, and the investment of $7 million in entities in which the Company holds less than a 50% interest. In the first nine months of fiscal 1996, significant components of such investments included the purchase of $146 million of capital assets, the investment of $4 million in intangible assets and the investment of $7 million in entities in which the Company holds less than a 50% interest. Included in fiscal 1996 capital expenditures was the purchase of a manufacturing and research facility for approximately $32 million, the construction of a new engineering facility and increased building improvements relating primarily to the new manufacturing and research facility. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, throughout fiscal 1997.

        Investments in other entities include investments in C-Block licensees, (including $20 million in NextWave Telecom, Inc.) and foreign entities and joint ventures, which may expose the Company to certain financial risks. Some of these investments may require additional equity investments, loans, or advances in order to expedite the buildout and deployment of CDMA systems. The Company may continue to make similar investments in future periods in an effort to expand its infrastructure business. There can be no assurances that these current or future investments, loans, or advances will provide an adequate financial or market return. As a result, such investments, loans and advances may have a material adverse effect on the Company's liquidity or financial position.

        In the first nine months of fiscal 1997, the Company's financing activities provided net cash of $669 million compared to $25 million in the first nine months of fiscal 1996. The first nine months of fiscal 1997 included $660 million in proceeds from the issuance of the Convertible Preferred Securities and $20 million from the issuance of common stock under the Company's stock option and employee stock purchase plan. Additionally, QPE made payments of $10 million on its outstanding credit facility. The first nine months of fiscal 1996 included proceeds from the sale and lease back of manufacturing equipment to QPE, additional contributions received from SONY related to the QPE joint venture, and the issuance of common stock under the Company's stock option and employee stock purchase plan, which were partially offset by the retirement of the $20 million note on the Company's corporate headquarters.

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

        The actual amount and timing of working capital and capital equipment expenditures that the Company may incur in future periods may vary significantly. This will depend upon numerous factors, including the extent and timing of the commercial deployment of the Company's CDMA technology in the U.S. and worldwide, investments in joint ventures or other forms of strategic alliances, the requirement to provide CDMA vendor financing and the growth in personnel and related facility expansion and the increase in manufacturing capacity. In addition, expenses related to any patent infringement or other litigation may require additional cash resources and may have an adverse impact on the Company's results of operations, liquidity or financial position.

        Cellular, PCS and WLL network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to arrange or provide for such financing, the Company will likely be subjected to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guaranty such financing through third party lenders. The amount of such financing could become significant and, if not repaid by the carrier, could have a material adverse effect on the Company's operating results and liquidity. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), and directly with other service providers. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment. In addition, the Company may be required to provide vendor financing for a portion of the Globalstar system prior to its full scale implementation.

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

        The Company and QPE have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position.

        A recent ruling of the U.S. Court of Appeals for the District of Columbia required the FCC to review a two year old decision by the FCC which denied QUALCOMM a "Pioneer's Preference" PCS license for the provision of wireless voice and data services. The Company is currently in discussions with the FCC regarding the impact of this ruling, which may allow the Company to purchase one or more PCS licenses. In the event QUALCOMM is awarded one or more licenses, the Company may decide to commit funds for the purchase of such licenses and for the construction of related wireless networks.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
See Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibit
        11.1 - Computation of Earnings Per Share

(b)   Reports on Form 8K
        No reports on Form 8-K have been filed during the quarter for which this report is filed.