Form 10-K405
period 1997-09-28
QUALCOMM INC/DE
filed 1997-12-03
CIK 804328

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                ----------------

(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-19528

                              QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------



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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 587-1121
                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non affiliates of the registrant as of November 21, 1997 was $4,148,221,037.*

   The number of shares outstanding of the registrant's common stock was 68,552,532 as of November 21, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 28, 1997.

   Certain Exhibits filed with the registrant's (i) Registration Statement on Form S-1 (Registration No. 33-42782), as amended; (ii) Annual Report on Form 10-K for the fiscal year ended September 27, 1992; (iii) Registration Statement on Form S-3 (Registration No. 33-62724), as amended; (iv) Annual Report on Form 10-K for the fiscal year ended September 26, 1993; (v) Form 10-Q for the quarter ended March 27, 1994, as amended; (vi) Registration Statement on Form S-8 (Registration No. 333-2750); (vii) Registration Statement on Form S-8 (Registration No. 333-2752); (viii) Registration Statement On Form S-8 (Registration No. 333-2754); (ix) Registration Statement on Form S-8 (Registration No. 333-2756); (x) Current Report on Form 8-K dated as of September 26, 1995, are incorporated herein by reference into Part IV of this Report; (xi) Annual Report on Form 10-K for the fiscal year ended September 29, 1996; and (xii) Registration Statement on Form S-3 (Registrations No. 333-26069), as amended.

----------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 21, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

================================================================================

                              QUALCOMM INCORPORATED

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                      INDEX

                                                                      PAGE
                                                                      ----
PART I
  Item 1.  Business.................................................     1
           Introduction.............................................     1
           Recent Developments......................................     2
           Wireless Telecommunications Industry.....................     3
           Strategy.................................................     4
           CDMA Technology and Products.............................     5
           OmniTRACS................................................     9
           Globalstar...............................................    11
           Eudora Electronic Mail...................................    12
           Government Systems.......................................    12
           Manufacturing and Backlog................................    12
           Research and Development.................................    13
           Competition..............................................    13
           Patents, Trademarks and Trade Secrets....................    14
           Employees................................................    14
           Executive Officers.......................................    15
           Risk Factors.............................................    18
           Reliance on Key Personnel................................    26
           Volatility of Stock Price................................    27
  Item 2.  Properties...............................................    27
  Item 3.  Legal Proceedings........................................    27
  Item 4.  Submission of Matters to a Vote of Security Holders......    29
PART II
  Item 5.  Market for Registrant's Common Stock and
            Related Stockholder Matters............................     29
  Item 6.  Selected Financial Data..................................    30
  Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..........     31
  Item 8.  Financial Statements....................................     41
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures...................     41
PART III
  Item 10. Directors and Executive Officers of the Registrant......     41

  Item 11. Executive Compensation..................................     41

  Item 12. Security Ownership of Certain
             Beneficial Owners and Management......................     41
  Item 13. Certain Relationships and Related Transactions..........     41

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...............................................      42
           Signatures..............................................     46

                                     PART I

ITEM 1. BUSINESS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; avoiding delays in the commercial implementation of the Company's Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section, and in the sections entitled Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

   QUALCOMM, a Delaware corporation, is a leading provider of digital wireless communications products, technologies and services. The Company designs, develops, manufactures, markets and sells wireless communications, infrastructure and subscriber equipment and Application Specific Integrated Circuits ("ASICs") based on its CDMA technology and has licensed its CDMA technology to major telecommunications equipment suppliers for incorporation into their wireless communications products. The Company designed and is manufacturing, distributing and operating the OmniTRACS system, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed-site customers. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar L.P. ("Globalstar") satellite-based communications system. In addition, the Company develops, manufactures, markets and sells a variety of other communications products, including products for the U.S. government and Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

   The Company's CDMA technology has been adopted as an industry standard and now serves as a platform for digital cellular systems, Personal Communications Services ("PCS") and Wireless Local Loop ("WLL") networks as well as other wireless applications. The technology base for this group of international standards is now collectively known as cdmaOne(TM). Wireless networks based on the Company's CDMA technology have been commercially deployed or are under development in over 30 countries around the world. In the U.S., CDMA has emerged as a leading digital technology for cellular and PCS applications having been deployed by a number of the largest cellular and PCS carriers. To support the deployment of CDMA equipment, the Company has entered into a number of royalty-bearing license agreements with major telecommunications companies throughout the world. These companies include Alps Electric, DENSO, DSP Communications, Fujitsu, Hanwha Corporation, Hatai Electronics Co., Ltd., Hitachi Ltd. ("Hitachi"), Hughes Network Systems ("Hughes"), Hyundai Electronics, Kenwood, Kokusai Electric Co., Ltd., Kyocera, LGE, LGIC, LSI Logic Corporation, Lucent Technologies ("Lucent"), M.I. Tel Co., Ltd., Matsushita, Maxon, Mitsubishi, Motorola, NEC, NOKIA, Northern Telecom ("Nortel"), OKI Electric, Pantech, SK Telecom Company, Samsung Electronics, Sanyo, Sharp Corporation, Siemens Wireless Terminals, Sony Electronics ("Sony"), Toshiba and VLSI Technology. The Company and its licensees are developing, marketing and manufacturing CDMA wireless infrastructure and subscriber equipment and ASICs for wireless networks worldwide. The Company has entered into strategic alliance agreements with Hitachi, Hughes and Nortel to support the design and manufacture of CDMA infrastructure equipment and has formed QUALCOMM Personal Electronics ("QPE"), a joint venture with a subsidiary of Sony, to manufacture subscriber equipment.

   The Company's OmniTRACS system provides two-way data messaging and position reporting services to mobile users using commercial satellites, primarily transportation operators in the long-haul trucking industry. The Company has sold over 210,000 OmniTRACS terminals worldwide in 32 countries (in addition to the U.S.), both directly and through joint ventures and strategic alliances. The Company operates a Network Management Facility ("NMF") in the U.S. which currently processes over 4 million messages and position reports per day to over 750 customers. The Company also develops and licenses complementary software products and services which enhance the functionality of the OmniTRACS system and increase messaging unit volume.

RECENT DEVELOPMENTS

   Fiscal 1997 was a year of broad-based acceptance and deployment of the Company's CDMA technology. In slightly more than two years since the first commercial deployment of a CDMA system, the Company believes that CDMA carriers around the world have signed on more than 6 million commercial subscribers on over 130 CDMA networks. In the U.S., CDMA is a leading digital technology for cellular and PCS applications and the list of domestic cellular and PCS carriers that have selected CDMA as their digital platform include: AirTouch Cellular, ALLTEL Mobile, Ameritech, Bell Atlantic Mobile, Comcast, Cellular Communications, GTE Wireless, PrimeCo Personal Communications, L.P. ("PrimeCo"), Sprint Spectrum L.P. ("Sprint PCS"), 360 Communications Co. and US WEST.

   Since the initial U.S. commercial deployment of CDMA PCS service in the fall of 1996, CDMA commercial system deployments have been implemented or announced in over 180 cities nationally. As of October 1997, Sprint PCS had launched service in 56 cities and PrimeCo had 18 PCS networks in operation. CDMA cellular deployments as of October 1997 include: AirTouch Cellular with CDMA cellular service in 24 cities; Bell Atlantic Mobile with CDMA cellular service in 17 cities; and GTE Wireless with CDMA cellular or PCS service in 19 cities. A significant portion of the subscriber equipment for these networks was provided by QPE. CDMA-based wireless systems were successfully launched in both South Korea and Hong Kong during 1996 and the Company believes these systems were serving over 3.5 million subscribers as of October 1997. Other CDMA networks that were launched outside of the U.S. during 1997 include Canada, China, India, Indonesia, Peru, Puerto Rico, Russia and Zambia. Additional CDMA networks are expected to be commercially deployed in the U.S. and internationally in the coming year.

   During fiscal 1997, in conjunction with the acceptance and deployment of the Company's CDMA technology, QUALCOMM achieved numerous key milestones including: the successful transition by QPE to manufacturing a new line of phone models including the QCP-2700(TM), the first dual-band CDMA PCS/analog phone on the market, and the palm-sized Q(TM) phone, both of which began shipping during the fourth quarter of fiscal 1997; the cumulative shipment of approximately 3 million CDMA handsets since production began at QPE; the cumulative shipment of over 10 million Mobile Station Modem ("MSM") chips since shipments began to CDMA phone manufacturers worldwide, including QPE; and the cumulative shipment of over 1 million Cell Station Modem ("CSM") chips to CDMA infrastructure manufacturers, including QUALCOMM.

   Also during fiscal 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment and cumulatively shipped over one thousand Base Transceiver Stations ("BTS") to CDMA operators in Asia, Eastern Europe, North America and Latin America. A significant portion of these shipments were made pursuant to a strategic alliance agreement with Nortel entered into during 1994. During 1997, the Company entered into a similar agreement with Hitachi, under which the Company will share its CDMA infrastructure product designs allowing Hitachi to accelerate its time-to-market with cost-competitive feature-rich CDMA infrastructure products. As part of this agreement, Hitachi will purchase a percentage of its CDMA infrastructure requirements from the Company.

   In April 1997, the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting ("LEO") satellite-based digital tele-communications system. This multi-year agreement has subsequently grown to $300 million and could grow to approximately $600 million as the Globalstar network is built out. In 1997, the Company successfully completed and tested four Gateway ASICs designs, completed the Gateway hardware circuit board designs and began shipments of the initial Gateway systems. The Company expects to begin shipment of their production gateways by mid-calendar 1998. This contract was in addition to the development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. The revenues from the development contract are expected to be in excess of $700 million. In October 1997, the Company began testing and developing the prototype of the Globalstar User Modem ASICs to be used in all Globalstar phones. Currently, Globalstar expects to launch its first four satellites in February 1998, which is an eight week delay from the previously announced launch date. This delay was not caused by work performed by QUALCOMM.

WIRELESS TELECOMMUNICATIONS INDUSTRY

   Overview. Demand for wireless telecommunications continued to grow at a significant rate. Industry publications estimate that the number of wireless service subscribers worldwide will increase by 60 million subscribers by the end of December 1997 bringing the total number of subscribers to approximately 194 million. Further, it is estimated that during 1998 the number of wireless subscribers will grow by approximately 35%. This demand is largely attributable to the widespread availability and increasing affordability of mobile telephony and other emerging wireless telecommunications services. Technological advances and a regulatory environment more favorable to competition have also served to stimulate market growth. In less developed countries, wireless services have become an alternative to fixed wireline services which are characterized by poor quality, limited capacity and long installation waiting periods.

   Currently, wireless penetration in the U.S. is estimated to be 20% and, according to The Strategis Group, is expected to be approximately 40% by 2002. Despite this rapid growth in the number of cellular subscribers, wireless minutes of use represent only a small percentage of total telecommunications traffic. The Company believes that the anticipated lower cost and higher quality of wireless service, combined with technological improvements in handsets, will fuel further growth in the wireless market. In addition to lower prices, the Company believes that increased voice quality, battery life and functionality and awareness of the productivity, convenience and emergency communications capability, particularly associated with CDMA wireless services, will contribute to the growth in demand for wireless airtime.

   Technology. Wireless telecommunications service is currently available using either analog or digital technology. Although it is more widely deployed than digital technology, analog technology has several limitations, including limited capacity, inconsistent service quality (e.g., poor voice quality and dropped calls), lack of effectiveness in preventing "eavesdropping," susceptibility to fraud and "cloning" and unreliability in data transfer. Digital wireless telecommunications systems overcome the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digital-based transfer systems to offer new and advanced services including greater call privacy, fraud protection, single number service, integrated voice and paging and enhanced wireless data transmission services such as e-mail, facsimile and wireless connections to computer networks.

   Two primary digital technologies are available for cellular, PCS and WLL applications: CDMA and Time Division Multiple Access ("TDMA"). TDMA has been deployed in three variations including Global System for Mobile Communications ("GSM"). In July 1993, the Telecommunications Industry Association ("TIA") adopted a North American interim standard (IS-95) for cellular telecommunications based on QUALCOMM's CDMA technology ("cdmaOne(TM)"). In April 1995, the Company's CDMA technology was approved as a standard for PCS which was published as ANSI standard J-STD-008. A form of TDMA has been adopted as a standard for cellular and PCS in the U.S., and GSM has been adopted as a standard for PCS in the U.S. and for cellular and PCS in Europe, Asia and certain other markets. Most major telecommunications equipment manufacturers other than the Company are offering both CDMA and TDMA/GSM infrastructure and subscriber equipment, including Hughes, Lucent, Matsushita, Mitsubishi, Motorola, Nortel and Samsung. The Company believes CDMA networks offer end-users significant advantages, including increased capacity, higher quality, fewer dropped calls, lower system costs and enhanced privacy, when compared to other digital technologies.

   Personal Communications Services. PCS is a digital wireless communications system using cellular wireless technologies operating in the U.S. at frequencies ranging from 1800 MHz to 2000 MHz. In order to increase competition in wireless communications and promote the rapid deployment of advanced technologies, Congress enacted legislation directing the FCC to assign radio frequency licenses for PCS by competitive bidding. In March 1995, the FCC completed its first auction, the A-Block and B-Block Auction, resulting in the award of two licenses for 30 MHz each of spectrum in each of 51 major trading areas. Each licensee must construct networks that serve at least one-third of the population in its markets within five years of the grant of the applicable license and at least two-thirds of the population within ten years. The C-Block Auction, comprised of 30 MHz basic trading area ("BTA") licenses, was completed during July 1996 and the auction of the 10 MHz D-Block, E-Block and F-Block BTA licenses was completed during January 1997. As with digital cellular, PCS includes or is expected to include a number of attractive features, such as (i) the provision of all services to one untethered, mobile number, (ii) low priced service options, (iii) medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services and (iv) increased security and fraud protection.

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

STRATEGY

   QUALCOMM's strategy is to be a leading provider of CDMA-based digital wireless communications products, services and technologies. The Company believes its proprietary CDMA technology to be an ideal base for digital cellular service, PCS, WLL, data services, wireless Private Branch Exchange ("PBX") systems, satellite-based voice and data communications and other wireless services serving broad geographic areas. Elements of the Company's strategy include:

   PROMOTE WORLDWIDE COMMERCIALIZATION OF CDMA

   CDMA has emerged as a leading technology worldwide for digital cellular and PCS systems. This acceptance of the Company's CDMA technology is evidenced by the broad commercial deployment of CDMA already undertaken in numerous markets in the U.S., Canada, South Korea and Hong Kong, and the commercial deployments announced in Canada, South America, elsewhere in Asia, Europe and Africa. Based upon public announcements by PCS licensees and cellular service providers, the Company estimates that CDMA technology will be employed by cellular and PCS service providers whose networks cover approximately 95% of the U.S. population. In order to facilitate worldwide implementation of CDMA, the Company has entered into numerous royalty-bearing license agreements, including agreements with thirty subscriber, ten infrastructure, three ASICs and seventeen test equipment licensees. The Company continues to participate actively in various standards-setting organizations, trade organizations and seminars in order to expand commercial implementation of CDMA. During 1997, the Company announced that it is working with Lucent, Motorola, Nortel and Samsung Electronics in conjunction with the CDMA Development Group ("CDG"), on a third generation ("3G") system based on IS-95 technology. This approach will offer wider-band options for data-intensive applications such as wireless video, multimedia and Internet access while also providing backwards compatibility with installed CDMA systems. The Company is working on further evolutions to introduce significant enhancements to existing CDMA systems prior to 2000. Also, the Company and Vodafone are currently conducting a field trial in the U.K. of a GSM-CDMA system utilizing CDMA wireless access integrated into a GSM network. The companies plan to demonstrate the capability of the GSM A-interface to support CDMA as an alternative wireless access technology, and to evaluate the performance of the hybrid GSM-CDMA system technology while gaining experience in evolving towards multiple network interfaces.

   CONTINUE TO BE A LEADER IN PRODUCT MANUFACTURING

   During fiscal 1997, QUALCOMM was one of the leading providers of CDMA-based digital subscriber equipment. A key component of the Company's strategy is to continue to be a leading CDMA equipment provider. In 1994 the Company formed QPE, a joint venture with a subsidiary of Sony, to manufacture subscriber equipment. During August 1997 QUALCOMM and Sony amended the agreement whereby each company agrees to use their best efforts to purchase at least 90% of all of their CDMA subscriber requirements for sale and intended use in the U.S. and Canada from QPE. In addition the agreement allows products developed by each partner to be manufactured by QPE and sold only by the developing partner. The Company also manufactures infrastructure equipment for direct sale to operators of cellular, PCS and WLL applications, and supplies proprietary ASICs to other CDMA subscriber and infrastructure equipment suppliers. The Company will continue to expand its manufacturing capacity and establish strategic alliances with third parties to meet the demand for CDMA infrastructure and subscriber equipment. Further, the Company intends to support the sales and marketing of its CDMA equipment by arranging or providing financing for purchasers of the Company's cellular, PCS and WLL equipment where required.

   LEVERAGE INDUSTRY PARTNERSHIPS

   Industry partnerships with leading domestic and international communications companies help QUALCOMM facilitate the development, design, funding and commercialization of new products and services, and enable the Company to participate in a broader range of wireless communications product and service opportunities. The Company is licensing its CDMA technology to equipment manufacturers worldwide to encourage the wide-scale adoption and deployment of CDMA. In addition, QUALCOMM has and will continue to enter into strategic alliances, such as those with Nortel, Hitachi and Hughes, to promote the deployment of CDMA infrastructure equipment and generate manufacturing revenue for the Company. The Company formed QPE, a joint venture with a subsidiary of Sony, to manufacture subscriber equipment. The Company has also entered into service and equipment supply agreements with numerous international partners, including Alcatel, to further the penetration of OmniTRACS around the world. From time to time the Company may invest in domestic or international wireless carriers (such as Globalstar, Chilesat Telefonia Personal S.A. and Shinsegi Mobile Telecom) where such investment strengthens the carriers' commitment to CDMA and/or QUALCOMM's role as a supplier of equipment.

   FOCUS ON CORE TECHNOLOGIES

   QUALCOMM's proprietary core technologies are used in a variety of digital wireless communications systems that are deployed in terrestrial, airborne or satellite-based products. The Company continues to place strong emphasis on filing and obtaining U.S. and foreign patents and other forms of intellectual property protection for its technology. The Company has been issued approximately 149 U.S. patents and has 380 patent applications pending in the U.S. The Company believes that its issued patents provide broad coverage for many digital wireless applications of CDMA, including satellite, cellular, cordless telephone, PCS, wireless PBX and WLL applications, as well as the Company's OmniTRACS system. The Company also actively pursues foreign patent protection in other countries of interest to the Company. The Company attempts to leverage its technology across product and business areas.

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

   The Company's CDMA technology competes primarily with analog and TDMA based systems to implement wireless systems in the cellular, PCS and WLL markets. The increasing number of commercial systems have confirmed the results found in repeated field trials which demonstrated that the Company's CDMA technology provides the following advantages over analog technology and the other digital technologies:

   INCREASED CAPACITY

   The Company's CDMA technology allows a greater number of calls within the allocated frequency than other systems, thus increasing subscriber capacity to as much as ten to twenty times the current analog system and at least three to four times that of TDMA based systems. Future products in development and certain current system configurations allow even greater capacity increases.

   HIGHER QUALITY

   There are inherent quality advantages in the Company's CDMA technology that result in a consistently higher quality voice and data transmission throughout the coverage area for mobile and portable telephone operations.

   FEWER DROPPED CALLS

   The Company's CDMA technology is designed to allow for "soft hand-off" when a user switches from one cell site to another, thus reducing the number of dropped calls compared to analog and TDMA systems.

   ENHANCED PRIVACY AND DATA TRANSMISSION

   Because calls made over CDMA systems are low power, wide band and coded, the Company's CDMA technology inherently provides greatly improved privacy for users and virtually error free data transmission.

   LOWER POWER AND EXTENDED TALK TIME

   The Company's proprietary power control system constantly monitors and adjusts mobile telephone power output to the minimum level required to achieve high quality voice or data transmission. As a result, the average power required to operate CDMA handsets is typically reduced from one-twenty-fifth to one-thousandth of the power required for analog cellular telephones that are currently available on the market. Lower average power will result in longer battery life and lighter weight, lower cost portable telephones, and also significantly increases talk and standby time.

   LOWER INFRASTRUCTURE COSTS AND EASIER TRANSITION

   CDMA systems can achieve the same level of coverage as the current analog or TDMA based systems using fewer cells, which reduces overall infrastructure cost and the subsequent maintenance cost of CDMA systems. In addition, the Company's CDMA technology is expected to offer an easier transition from analog to digital than competing technologies because less frequency must be reallocated to produce acceptable capacity gains and high quality digital service.

   LICENSING OF CDMA TECHNOLOGY

   As part of QUALCOMM's strategy to support worldwide adoption of its CDMA technology, the Company licenses to third parties the rights to design, manufacture and sell products utilizing its CDMA technology. The following chart lists the Company's licensees:

       INFRASTRUCTURE EQUIPMENT     SUBSCRIBER EQUIPMENT         TEST EQUIPMENT
       ------------------------     --------------------         --------------
       Fujitsu                      Alps Electric                Advantest
       Hitachi                      DENSO                        Ando
       Hughes                       Fujitsu                      Anritsu Corporation
       Hyundai Electronics          Hanwha Corporation           Comarco Wireless
       LGIC                         Hatai Electronics Co., Ltd.  Grayson Electronics
       Lucent                       Hitachi Ltd.                 Hewlett-Packard
       Motorola                     Hughes                       IFR Systems
       NEC                          Hyundai Electronics          Japan Radio Co., Ltd.
       Nortel                       Kenwood                      LCC
       Samsung Electronics          Kokusai Electric Co., Ltd.   Ortel Corporation
                                    Kyocera Corporation          Racal Instruments
                                    LGE                          Rohde & Schwarz
       ASICS                        LGIC                         Rotadata
       -----
       DSP Communications           Lucent                       Safco
       LSI Logic Corporation        M.I. Tel Co., Ltd.           Sage Instruments
       VLSI Technology              Matsushita                   Tektronix
                                    Maxon                        Wavetek
                                    Mitsubishi
                                    Motorola
                                    NEC
                                    NOKIA
                                    OKI Electric
                                    Pantech Company
                                    SK Telecom Company
                                    Samsung Electronics
                                    Sanyo
                                    Sharp Corporation
                                    Siemens Wireless Terminals
                                    Sony
                                    Toshiba

   The Company's CDMA license agreements generally provide cross-licenses to QUALCOMM to use certain of its licensees' technology to manufacture and sell certain CDMA equipment. Licensees are required to pay the Company license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber and infrastructure equipment. Most of the licenses include agreements "not to assert" CDMA patents necessary to practice the cdmaOne(TM) standards. License fees are nonrefundable and are generally paid in one or more installments. In many cases, the use by the Company of its licensees' technology is royalty free. In some cases, if the Company incorporates any of this technology into its products, it is obligated to pay royalties on the sale of such products.

   INFRASTRUCTURE PRODUCTS

   QUALCOMM is developing, manufacturing and marketing CDMA cellular, PCS and WLL infrastructure products. During January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment. The Company's infrastructure product lines include BTS and Base Station Controller ("BSC") equipment built in compliance with the IS-95 and J-STD-008 standards. The BTS and BSC have been designed to provide a complete turnkey solution for cellular, PCS and WLL applications, integrating traditional switching functionality with the BSC equipment configuration and software functionality. The BSC links BTS equipment together allowing communication between mobile equipment within the system using packet based switching, and connecting these mobile units with existing wireline networks. The BSC provides mobility management, vocoding functions, routing of calls, service features when applicable, customer billing, and operations, administration and maintenance functionality.

   Additionally, the Company and Vodafone are currently conducting a field trial in the U.K. of a GSM-CDMA system utilizing a CDMA radio access system integrated with a GSM mobile access protocol wireless network. The CDMA air interface replaces GSM's TDMA air interface and could be deployed in existing GSM networks or as new networks. The companies plan to demonstrate the capability of the GSM air-interface to support CDMA as an alternative wireless access technology, and to evaluate the performance of the hybrid GSM-CDMA system technology while gaining experience in evolving towards 3G systems where multiple air interfaces, such as CDMA and TDMA, may be expected to co-exist and where high speed data transmission can be offered. The trial utilizes four of QUALCOMM's CDMA BTS's and a BSC, and is planned to occur in December 1997 and the first quarter of calendar 1998.

   SUBSCRIBER PRODUCTS

   QUALCOMM designs, manufactures and markets digital phones utilizing CDMA technology for cellular, PCS, and WLL applications. The phones have been manufactured by QUALCOMM and through QPE, a joint venture with a subsidiary of Sony, formed in 1994. The Company has been manufacturing and shipping significant volumes of CDMA subscriber handsets since 1996.
QUALCOMM maintains a 51% ownership in QPE.

   During fiscal 1995, the Company introduced its first generation of portable telephones for cellular users at 800 MHz (the "QCP-800" with up to five hours of talk time) and PCS users at 1900MHz (the "QCP-1900" with up to four hours of talk time). Both telephones provide up to 48 hours of standby time on a single battery when providing CDMA service and support advanced features including caller identification, voice mail notification, data communications, facsimile, advanced paging, short message services and over-the-air activation. Furthermore, both telephones support data transmission rates approaching 14.4 Kbps and incorporate QUALCOMM's 13 Kbps PureVoice voice coding which offers voice quality independently judged to be equal to that of a wired telephone.

   During fiscal 1997, the Company announced new models to its QCP line of phones including the QCP-2700, the first dual-band, dual-mode CDMA digital PCS 1900 MHz/800 MHz analog phone, the QCP-820 dual-mode 800 MHz CDMA digital/analog cellular phone and the QCP-1920 CDMA PCS 1900 MHz phone. The new models weigh in at less than 7.5 ounces, and offer a host of new features including a unique dial shuttle, allowing users to quickly and easily operate the phone with a single touch; a new user interface provides simple, rapid access to a host of phone features; an ergonomically designed earpiece providing users optimal comfort and exceptional sound reception; intelligent internal charging controls and three cosmetic battery options, a slim NiMH battery, NiCad battery and an extended Lithium Ion battery providing up to five hours of talk time. The Company also introduced the palm-sized Q phone weighing in at approximately 5 ounces. The Company is also designing next generation telephones for cellular, PCS and WLL applications, which are expected to support advanced data features.

   The Company began to produce its line of CDMA cellular fixed wireless telephones in 1996. This line of phones was designed for worldwide use in residential and small business WLL applications. During 1997, the Company unveiled the 1900 MHz QCT-6200, the first in a new series of CDMA fixed wireless telephones offering voice, fax and data capabilities in a home or office. Also in 1997, the Company's QCT-1200 CDMA cellular fixed wireless phones were donated to Sprint PCS in support of a disaster relief program in Texas. The Company's fixed WLL service was proven as a flexible and reliable service in areas where wireline infrastructure was unavailable or disabled by the disaster. Other WLL products under development include the QCT-8000 designed for locations with small clusters of subscribers such as small villages or office and apartment buildings.

   ASICS PRODUCTS

   The Company designs and incorporates its proprietary CDMA ASICs in its own subscriber and infrastructure equipment and also sells them to its licensees for incorporation in equipment under the terms of the related license agreements. The Company has entered into separate license arrangements with DSP Communications, VLSI Technology, and LSI Logic Corporation covering certain ASIC patents belonging to QUALCOMM. The Company currently relies on several independent foundries to manufacture all of its ASICs. The Company's strategy is to utilize a number of qualified foundries that it believes provide cost, technology or capacity advantages for specific products. The Company currently has arranged with Intel, IBM and Philips and others for such ASIC manufacturing. All of the Company's CDMA ASICs are currently available to the Company's CDMA licensees throughout the world.

   The Company's ASICs products provide complex solutions for a variety of wireless communication applications including CDMA cellular, PCS, and WLL applications. Product offerings include a complete selection of integrated circuits for frequency synthesis, forward error correction ("FEC"), voice compression and automatic gain control ("AGC"). Frequency synthesizer products encompass direct digital synthesizers and frequency synthesizer evaluation boards. FEC devices include industry leading Viterbi decoders and trellis coders. Voice compression products include variable rate vocoders and vocoder evaluation boards. The CDMA ASICs product line includes the MSM, Analog Baseband Processor ("BBA") and AGC amplifiers for CDMA subscriber units. The product line for CDMA base stations includes the CSM and the Frame Interface and Router Module (FIRM). The CDMA ASICs are designed for increased functionality with fewer components, which reduces the size and overall cost of the manufactured product.

   The MSM is a complete, single integrated circuit solution for CDMA and FM digital baseband processing for dual mode CDMA/analog cellular telephones. Recently the Company introduced its fourth generation ASIC in the MSM family. The current MSM is an improved ASIC which supports both the 8 Kbps (normal) and 13 Kbps PureVoiceTM speech vocoders on a single chip for dual-mode CDMA/analog cellular and PCS subscriber applications. With low power consumption and IS-95 compliant performance, the MSM simplifies design decisions and reduces the complexity of the final product which provides an important advantage to the telephone manufacturer in terms of physical area, cost and battery life. The BBA implements the CDMA/FM portion of a dual-mode CDMA analog telephone. This single integrated circuit replaces 17 discrete components and bridges the analog RF processing and the digital processing sections of the cellular telephone. The CSM provides a cost reduction and system integration enhancement for the base station unit. The CSM incorporates the CDMA modulator, CDMA demodulator and serial Viterbi decoder functions on single chip, providing reduced costs and improved functionality.

   QUALCOMM's Very Large Scale Integrated ("VLSI") products group designs and sells a number of sophisticated signal system components in the electronics industry. These processing elements include Viterbi and trellis decoders, speech encoders, direct digital synthesizers and phase locked loops. Many of these products are used as components of the Company's systems and products. The Company also markets and distributes these products to communications system developers throughout the world through a network of domestic and international sales representatives. Designing its own circuits permits the Company to exercise greater product control, enhance quality, reduce costs and rapidly bring its new systems and products to market.

OMNITRACS

   QUALCOMM's OmniTRACS communications system provides two-way data messaging and position reporting services for transportation companies. Through September 28, 1997, the Company has sold over 210,000 OmniTRACS systems worldwide. Message transmission and position tracking are provided by use of transponders on commercially available geostationary earth orbit satellites, providing a single network, eliminating the limited coverage and accuracy problems inherent in land-based systems and allowing dispatchers to remain in close contact with their fleets at all times. The OmniTRACS system helps transportation companies improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals and vehicle and driving performance information.

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

   UNITED STATES BUSINESS

   The Company generates revenues from its OmniTRACS system in the U.S. by manufacturing and selling OmniTRACS mobile terminals and related software packages and by providing ongoing messaging and maintenance services. The Company sells its OmniTRACS products in the U.S. primarily through its direct sales force, including software systems and field engineering support personnel in five regions throughout the United States. The Company provides field support out of each sales office, including technical software support. Customers for U.S. operations include over 750 U.S. transportation companies, primarily in the trucking industry. The Company is currently processing over 4 million messages and position reports per day. Message transmissions for U.S. operations utilize a Ku-band satellite transponder and are formatted and processed at an NMF operated by QUALCOMM. The primary NMF is located in San Diego, California and a fully capable backup NMF is located in Las Vegas, Nevada. QUALCOMM is the only provider to have such a backup hub to service its customers.

   The Company has primarily targeted fleets with 25 or more trucks in the for-hire, long-haul irregular route truckload segment of the trucking market. The Company believes the targeted truckload market in the U.S. consists of over 500,000 trucks and includes flatbeds, household movers, dry vans and refrigerated carriers. The Company is increasing its marketing efforts to the truckload-like segments of the trucking industry which it believes provides an additional market of over 150,000 trucks for the OmniTRACS system. The Company also markets its OmniTRACS products and services to other trucking market segments such as the less-than-truckload and to other industries and has sold OmniTRACS products for use by private trucking fleets, service vans, ships, trains and federal emergency vehicles and for oil and gas pipeline control and monitoring sites.

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

   The Company distributes its products through partners in other countries. In these countries the Company provides units for the Ku-band or C-band frequencies. Ku-band is allocated at a higher frequency spectrum than C-band. In addition, the Company has invested or may choose to invest in certain of its current or future operators.

   In the Ku-Band, the Company distributes its products through partners in Europe, Japan, Mexico and South Korea. In Europe, the Company has entered into a joint venture with Alcatel, known as ALCATEL QUALCOMM, which is owned 66% by Alcatel N.V. and 34% by the Company. ALCATEL QUALCOMM commenced commercial service in 1990 and has primary responsibility for managing and supporting the OmniTRACS European operations (referred to in Europe as "EutelTRACS") and for obtaining service providers in each country or territory. ALCATEL QUALCOMM also has rights to develop, manage and support EutelTRACS in Eastern Europe, the Middle East and North Africa. The Company sells the OmniTRACS terminals to ALCATEL QUALCOMM for resale and shares in a percentage of the license and maintenance fees paid to ALCATEL QUALCOMM. ALCATEL QUALCOMM has the option to acquire a royalty bearing license from the Company to manufacture the OmniTRACS terminals for sale only in the joint venture's territory. In Japan, the Company's partners are DENSO Corporation and Itochu Corporation, which commenced commercial service in 1993. In Mexico, the Company's partner is Corporation Nacional de Radiotermination SA, which commenced commercial service in 1994. During 1997, the Company acquired a 49% equity interest in this Mexican corporation. In South Korea, the Company's partner is Samsung America, which commenced commercial service in 1996.

   In the C-band, the Company distributes its products through partners in Brazil and Malaysia. In Brazil, the Company's partner is AUTOTRAC Commercia e Telecomunicacoes SA which commenced commercial service in 1994, and in Malaysia, the Company's partner is QUALCOMM ASEAN Co. Ltd., which commenced commercial service in 1996.

GLOBALSTAR

   QUALCOMM, Loral and other companies have formed Globalstar, a limited partnership to design, construct and operate a worldwide, LEO satellite-based digital telecommunications system using QUALCOMM's CDMA technology. The system will consist of 48 satellites, a ground segment with two satellite operation control centers, and two ground operation control centers, multiple gateways and user terminals. Globalstar intends to offer low-cost, high-quality voice telephony and other digital telecommunications services such as data transmission, paging, facsimile and position location to areas currently under-served or not served by existing wireline and cellular telecommunications systems. The system will allow existing service providers to rapidly extend their coverage area and to enhance their provision of telecommunications services to new and current users.

   The Company has entered into a development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. Currently, Globalstar expects to launch its first four satellites in February 1998, which is an eight week delay from the previously announced launch date. This delay was not caused by work performed by QUALCOMM. A portion of the ground operation control centers is being developed and manufactured under a subcontract by a Loral subsidiary. Total revenues under the development contract to the Company are expected to be in excess of $700 million. The Company is reimbursed for its development services on a cost-plus basis.

   During April 1997, the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide LEO satellite-based digital telecommunications system. This multi-year agreement has subsequently grown to $300 million and could grow to approximately $600 million as the Globalstar network is built out. The Company expects to begin shipment of their production gateways by mid-calendar 1998.

   Globalstar may require additional capital to fund payment for the equipment to be developed by the Company. During fiscal 1997, Globalstar's funding was strengthened as Globalstar, L.P. raised approximately $140 million of equity from the exercise of warrants and raised approximately $800 million from a high yield securities offering. In addition, in October 1997 Globalstar announced it had entered into an agreement to sell $325 million of senior notes in an offering exempt from registration. To date, Globalstar has received funds and financing commitments totaling approximately $2.6 billion. There can be no assurance that Globalstar will be successful in raising additional capital, if needed, or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement and which would have a material adverse affect on the Company's business and results of operations. The Globalstar development agreement is terminable at the election of Globalstar in the event that Globalstar abandons its efforts to develop the satellite-based communications system.

   The Company's interest in Globalstar is owned indirectly through certain limited partnerships. The Company's current ownership interest in Globalstar is approximately 6.5%.

EUDORA ELECTRONIC MAIL

   The Company has developed Eudora, an electronic mail software application which is marketed in commercial and freeware versions and available for both the Macintosh and Windows platforms. During fiscal 1997, the Company introduced PureVoice voice coding technology. This plug-in allows Eudora electronic mail users to record, send, receive and play back voice messages directly from the Eudora software interface with exceptional voice quality and fast transmission times. During November 1997, the Company announced its acquisition of Now Software. The acquisition allows QUALCOMM to gain a range of advanced scheduling and calendaring software products that meet a growing demand for individual and enterprise collaboration for both office and mobile users. In addition, QUALCOMM acquires communication and software technology that will support an expansion of these products to an internet and wireless environment. The Company estimates that Eudora currently serves approximately 18 million users making it the leading Internet e-mail application in terms of total subscribers. Eudora software adheres to Internet standards so users can communicate with anyone on the Internet, regardless of platform or e-mail software. The Company believes that the combination of Eudora and its CDMA wireless technologies may create the opportunity to develop new wireless products and services in the future.

GOVERNMENT SYSTEMS

   The Company performs a variety of prime and subcontract work for various departments and agencies of the U.S. Government involving communication-related technologies. The Company is incorporating encryption into its CDMA digital cellular system architecture for use in multiple U.S. Government applications and as a prime contractor, the Company is developing wireless secure phones for a wide variety of government uses. Many of these products contain additional features and enhancements that may be unique to U.S. Government applications and may also have commercial applicability. One new feature, currently in development, is the addition of a dispatch, or net broadcast capability to the digital cellular system. QUALCOMM is also involved in providing Globalstar products and engineering services to the U.S. Government. Like the terrestrial system, application dependent features are in review to better support the U.S. Government use of Globalstar. Security and interoperability are some of the unique requirements under study. During fiscal 1997, the Company completed the production of its data link system for the U.S. Department of Defense. The system is used to support air to ground communications on training ranges and has been in production over the past five years. In addition to the development projects, QUALCOMM also provides to the government "off-the-shelf" products, such as CDMA base stations and OmniTRACS units, and other airborne and satellite subsystems. Future government business, leveraging off existing and new technologies and products, continues to be an important element of the Company's overall strategy. Therefore, QUALCOMM will continue to pursue a wide range of opportunities within the government where the Company's technologies can provide beneficial solutions to existing and future potential government applications.

MANUFACTURING AND BACKLOG

   In 1994 the Company formed QPE, a joint venture with a subsidiary of Sony, to manufacture CDMA subscriber equipment and in fiscal 1996 began manufacturing and shipping significant volumes of CDMA subscriber equipment. During fiscal 1997, production capabilities at QPE were significantly expanded and the Company successfully made a transition to its new line of phone models, including the Q phone. Also during August 1997, QUALCOMM and Sony entered into an agreement whereby each company agreed to use their best efforts to purchase at least 90% of all of their CDMA product requirements for sale and intended use in the U.S. and Canada from QPE.

   The Company commenced infrastructure equipment production during fiscal 1996 and began shipping significant quantities of infrastructure equipment to customer sites in the first half of fiscal 1997. In January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment.

   The Company has been manufacturing OmniTRACS terminals in high volumes since 1988.

QUALCOMM has entered into strategic alliances with Nortel, Hughes and Hitachi relating to the development and manufacture of CDMA infrastructure equipment. See "--CDMA Technology and Products--Infrastructure Products."

   At September 28, 1997, backlog and supply contracts subject to contingencies were approximately $2.3 billion for the Company compared to $1.7 billion at September 29, 1996. Included in backlog and supply contracts subject to contingencies are all customer commitments to purchase regardless of the scheduled delivery dates. Some of these contracts may be canceled without significant penalty, and as a result, the total backlog and supply contracts subject to contingencies may not be indicative of future results. A significant portion of the September 28, 1997 backlog and supply contracts reflect large contract awards. Those awards include approximately $350 million for the Telecom Great Wall contract awarded to QUALCOMM for PCS subscriber equipment and approximately $600 million for Globalstar's development agreement and production contract awarded to QUALCOMM. See "--Globalstar."

RESEARCH AND DEVELOPMENT

   The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company maintains a substantial program of research and product development. Company sponsored research and development expenditures in fiscal years 1997, 1996 and 1995 totaled approximately $236 million, $162 million and $80 million, respectively. Most of these expenditures are related to the Company's development of CDMA technology for cellular, PCS and WLL applications. The Company intends to continue to maintain a substantial research and development program and expects research and development expenses to increase in the future. In addition to Company sponsored research and development, the Company performs contract research and development for various commercial and government agencies and contractors, including Globalstar.

COMPETITION

   The wireless telecommunications industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. The Company competes on the basis of product quality, reliability, price, customer support and responsiveness and product features.

   CDMA

   The primary competition with respect to CDMA technology is from current analog and digital TDMA-based systems, including GSM. GSM has been adopted as the digital cellular standard throughout Europe and has received substantial international acceptance in other countries. Industry publications have reported that over 100 countries have adopted or are deploying GSM. In Japan, the Ministry of Posts and Telecommunications has adopted a different TDMA as its primary digital cellular standard, which has been widely deployed throughout the country. Japan's proprietary TDMA system is not compatible with either GSM or the U.S. IS-54 and IS-136 TDMA standards. However, in 1996, two of the three largest cellular service providers in Japan announced plans to offer commercial CDMA service in 1998. In addition, a number of alternative radio systems are also being marketed for WLL applications. Several major equipment suppliers have made substantial investments in TDMA and GSM technology including Hughes, Lucent, Motorola, Nokia, Nortel and Siemens, all of whom are licensees of the Company, as well as Ericsson.

   The Company also competes against its licensees in the manufacture of CDMA infrastructure and subscriber equipment and ASICs. The Company will face increasing competition in 1998 as more of its licensees introduce CDMA products. There can be no assurance that the Company's competitors will not devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and that such efforts will not materially adversely affect the Company's results of operations in the future.

   OMNITRACS

   The Company's primary competition to its U.S. OmniTRACS system operations includes American Mobile Satellite Corporation ("AMSC") and HighwayMaster Communications, Inc. AMSC and its resellers are offering services through the AMSC satellite which was launched in 1995. These competitors are aggressively pricing their products and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar to those developed or being developed by QUALCOMM. Emergence of new competitors, particularly those offering lower cost products and future LEO satellite communications systems, may impact margins and intensify competition in new markets. The Company also faces competition abroad from numerous suppliers of equipment and services. These include Inmarsat and its authorized resellers through its Inmarsat C geostationary satellite service. In addition, the Company is facing competition abroad from various terrestrial based systems and specifically in Europe from GSM-based terrestrial systems. All of these competitors are aggressively pricing their products and services and the Company can continue to expect pricing pressures.

PATENTS, TRADEMARKS AND TRADE SECRETS

   The Company has been issued approximately 149 U.S. patents and has approximately 380 patent applications pending in the U.S., of which 11 patents and 14 patent applications relate to the Company's OmniTRACS products and approximately 138 patents and approximately 366 patent applications relate to the Company's CDMA digital wireless technology. The Company also actively pursues foreign patent protection in countries of interest to the Company. The policy of the Company is to apply for patents, or other appropriate proprietary or statutory protection, when it develops valuable new or improved technology. The Company believes that the issued patents provide broad coverage for its OmniTRACS system and many digital wireless applications of CDMA, including satellite, cellular, cordless telephone, PCS, wireless PBX and WLL and other wireless applications.

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

EMPLOYEES

   As of September 28, 1997, the Company and its subsidiaries employed approximately 9,000 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers employee relations to be good.

EXECUTIVE OFFICERS

   The executive officers of the Company and their ages as of November 21, 1997 are as follows:

        NAME                        AGE              POSITION
        ----                        ----             --------
  Irwin Mark Jacobs............     64    Chairman of the Board and Chief
                                          Executive Officer
  Andrew J. Viterbi............     62    Vice Chairman of the Board
  Harvey P. White..............     63    President and Director
  Richard Sulpizio.............     47    Chief Operating Officer and Executive
                                          Vice President
  Anthony S. Thornley..........     51    Executive Vice President and Chief
                                          Financial Officer
  Steven R. Altman.............     36    Executive Vice President, General Counsel
                                          and Assistant Secretary and General
                                          Manager, Technology Transfer and
                                          Strategic Alliances Division
  Franklin P. Antonio..........     45    Executive Vice President and Chief
                                          Technology Officer
  John E. Major................     51    Executive Vice President and President,
                                          Infrastructure Products Division
  Gerald L. Beckwith...........     49    Senior Vice President and President,
                                          Communications Systems Division
  Thomas J. Bernard............     65    Senior Vice President and General Manager,
                                          Infrastructure Products Division
  Paul E. Jacobs...............     35    Senior Vice President and President,
                                          Subscriber Products Division
  John F. Sarto................     49    Senior Vice President and President,
                                          OmniTRACS Division
  Donald E. Schrock............     52    Senior Vice President and President,
                                          ASIC Products Division
  Daniel O. Pegg...............     51    Senior Vice President, Public Affairs

   IRWIN MARK JACOBS, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He also held the title of President prior to May 1992. Before joining the Company, Dr. Jacobs was Executive Vice President and a Director of M/A-COM, Inc., a telecommunications company. From October 1968 to April 1985, Dr. Jacobs held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was Chairman, President and Chief Executive Officer and was at all times a Director. Dr. Jacobs received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology ("MIT"). Dr. Jacobs is a member of the National Academy of Engineering and received the National Medal of Technology in 1994.

   ANDREW J. VITERBI, one of the founders of the Company, has served as Vice-Chairman of the Board of Directors since it began operations in July 1985. From July 1985 through July 1996 he also served as the Company's Chief Technical Officer. From July 1983 to April 1985, Dr. Viterbi was Senior Vice President and Chief Scientist of M/A-COM, Inc., a telecommunications company. From October 1968 to April 1985, Dr. Viterbi held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded, and served as President of the M/A-COM LINKABIT subsidiary of M/A-COM, Inc. During most of his period of service with LINKABIT, he was Vice-Chairman and was at all times a Director. Dr. Viterbi received his B.S and M.S. degrees in Electrical Engineering from MIT and his Ph.D. degree from the University of Southern California. He is a member of both the National Academy of Engineering and the National Academy of Sciences.

   HARVEY P. WHITE, one of the founders of the Company, has served as President since May 1992 and as Chief Operating Officer from February 1994 to August 1995. Prior to May 1992 he was Executive Vice President and

Chief Operating Officer and has also been a Director of the Company since it began operations in July 1985. From March 1978 to June 1985, Mr. White was an officer of LINKABIT (M/A-COM LINKABIT after August 1980), where he was successively Chief Financial Officer, Vice President, Senior Vice President and Executive Vice President. Mr. White became Chief Operating Officer of LINKABIT in July 1979 and a Director of LINKABIT in December 1979. He holds a B.A. degree in Economics from Marshall University.

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

   ANTHONY S. THORNLEY joined the Company as Vice President of Finance and Chief Financial Officer in March 1994, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to that, Mr. Thornley was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his B.S. degree in Chemistry from the University of Manchester, England.

   STEVEN R. ALTMAN has served as General Counsel since joining the Company in October 1989. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. He was also named General Manager, Technology Transfer and Strategic Alliances Division in September 1995. Prior to joining the Company, Mr. Altman was a business lawyer in the San Diego law firm of Gray Cary Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctorate from the University of San Diego.

   FRANKLIN P. ANTONIO, one of the founders of the Company, has served as Executive Vice President and Chief Technology Officer of the Company since July 1996, as Senior Vice President of Engineering from September 1992 to July 1996, and as Vice President of Engineering of the Company from August 1985 to September 1992. He served as a Director of the Company from August 1985 until February 1989. Prior to joining the Company, Mr. Antonio was Assistant Vice President of Engineering of M/A-COM LINKABIT where he held various technical and management positions from May 1972 through July 1985. Mr. Antonio received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

   JOHN E. MAJOR, an Executive Vice President of the Company, has also served as President of its Wireless Infrastructure Division since joining the Company in May 1997. Prior to joining the Company, Mr. Major served most recently as Senior Vice President and Staff Chief Technical Officer at Motorola. Prior to that, he served as Senior Vice President and General Manager for Motorola's Worldwide Systems Group of the Land Mobile Products Sector. Mr. Major currently serves on the Board of Directors' Executive Committee for the Telecommunications Industry Association (TIA) and is Vice-Chair for the Electronics Industry Association
(EIA). He will begin a two year term as Chairman of the EIA in January of 1998. He also serves on the Boards of the Littlefuse Corporation and Lennox Corporation. He serves on the Visitor's Board for the Software Engineering Institute of Carnegie Mellon and the Computer Science and Telecommunications Board for the National Academy of Science. Additionally, he is on the Trustee's Council for the University of Rochester. Mr. Major holds a B.S. degree in Mechanical and Aerospace Engineering from the University of Rochester, and an M.S. degree in Mechanical Engineering from the University of Illinois. He also holds an MBA degree, with distinction, from Northwestern

University and a Juris Doctor from Loyola University. Mr. Major received an honorary doctorate from Westminster College in May, 1995.

   GERALD L. BECKWITH, a Senior Vice President of the Company, was named President of the Company's Communications Systems division in September 1994. He served as Vice President and General Manager, Communications Systems from June 1991 to September 1994. Mr. Beckwith joined the Company in 1987 as Program Manager for the development of OmniTRACS, and was appointed Vice President of Commercial Programs in 1990. Prior to joining QUALCOMM, Mr. Beckwith held various positions at LINKABIT. Mr. Beckwith received his Bachelor and Masters degrees in electrical engineering from San Diego State University.

   THOMAS J. BERNARD, a Senior Vice President of the Company, has served as General Manager of the Infrastructure Products Division of the Company since April 1996. He retired in April 1994, but returned to QUALCOMM in August 1995 as Executive Consultant and became Senior Vice President, Marketing, in December 1995. Mr. Bernard first joined the Company in September 1986. He served as Vice President and General Manager for the OmniTRACS division and in September 1992 was promoted to Senior Vice President. From March 1982 to September 1986, Mr. Bernard held various positions at M/A-COM LINKABIT. Prior to joining the Company in September 1986, Mr. Bernard was Executive Vice President and General Manager, M/A-COM Telecommunication Division, Western Operations. Mr. Bernard has served on the Board of Directors of Sigma Circuits, Inc., a circuit board manufacturing company, since April 1995.

   PAUL E. JACOBS, a Senior Vice President of the Company, was named Vice President and General Manager, Subscriber Products Division in April 1995 and was promoted to President, Subscriber Products Division in February 1997. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs' previous experience includes positions as Post Doctoral Researcher at Laboratoire d'Automatique et d'Analyse des Systemes, Toulouse, France. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, a M.S. degree in Electrical Engineering and Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, a member of the Board of Directors of the Company.

   JOHN F. SARTO JR., a Senior Vice President of the Company, joined the Company in January 1995 as Vice President of Sales and Marketing, OmniTRACS Division, was promoted to Vice President & General Manager, OmniTRACS Division, in August 1995 and was promoted to President, OmniTRACS Division in February 1997. Prior to joining the Company, he was at Overnite Transportation Company, where his most recent position was that of Senior Vice President, Customer Services and Marketing. Prior to his employment at Overnite, Mr. Sarto was with Carolina Freight Corporation, where he entered the company as a management trainee and advanced through a variety of positions, eventually holding the position of Vice President, Sales. Mr. Sarto holds a B.A. degree in Business and English from Niagara University.

   DONALD E. SCHROCK, Senior Vice President of the Company, was also named President, ASIC Products Division in September 1997. He joined the Company in January 1996 as Corporate Vice President, in June 1996 was promoted to General Manager, ASIC Products Division and in February 1997 was named Senior Vice President. Prior to joining the Company, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuit Corporation. Mr. Schrock has also held positions as Vice President/Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a BSEE with Honors from the University of Illinois, as well as a MSEE and Advanced Business Administration from Arizona State University.

   DANIEL O. PEGG joined the Company in March 1997 as Senior Vice President of Public Affairs. Prior to joining the Company, Mr. Pegg was President of the San Diego Economic Development Corp. ("EDC") since 1983. Mr. Pegg holds a B.A. degree from California State University at Los Angeles.

RISK FACTORS

   Uncertainty and Fluctuations of Operating Results. The Company has experienced quarterly variability in revenues and profitability. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis in the future. The Company's future results will depend in part on the successful large-scale implementation of the Company's CDMA technology and equipment; the Company's ability to successfully manufacture and sell commercial scale quantities of CDMA infrastructure, subscriber, ASICs and other equipment on a timely and profitable basis and to meet any applicable performance guarantees; the timing and magnitude of licensing fees and royalties from the Company's CDMA licensees; the continued success of its OmniTRACS operations; and the continuation of the Globalstar development contract. In particular, any delays in commencement of commercial operation of CDMA-based cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual results of operations, liquidity or financial position. The Company has experienced and may continue to experience fluctuations in quarterly and annual operating results due to variations in the amount and timing of CDMA fees and royalties. In addition, earnings in future periods could be adversely affected in the event that the Company does not meet performance obligations relative to scheduled delivery dates and performance specifications for CDMA equipment.

   Ability to Manage Growth. The Company is experiencing a period of rapid growth which has placed, and is expected to continue to place, significant demands on the Company's managerial, operational and financial resources. The management of such growth will require the Company to continue to improve and expand the Company's management, operational and financial systems and controls, including quality control and delivery and service capabilities, and to expand, train and manage its employee base. In particular, the Company must carefully manage production and inventory levels to meet increasing product demand and new product introductions. Inaccuracies in the Company's demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company must also continue to hire and retain qualified technical, engineering and other personnel in the face of strong demand from the Company's competitors and others for such individuals. Any ineffective management of growth or unsuccessful recruitment and retention of personnel could have a material adverse effect on the Company's business, results of operations, liquidity or financial position.

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

   Dependence on Equipment Sales. An important element of the Company's strategy is to remain a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers, including C, D, E and F-Block PCS licensees in North America. The Company's ability to generate substantial revenues and profits from sales of infrastructure and subscriber equipment will require continued substantial capital investments by the Company and is subject to risks and uncertainties.

   PCS systems have a limited operating history in the U.S., and the extent of demand for PCS is uncertain. Sales of infrastructure equipment internationally are subject to a number of risks, including substantial competition with other providers of CDMA, GSM and other competing wireless systems (most of whom have substantially greater resources than the Company and are well-established equipment manufacturers with long manufacturing histories) and risks related to unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs and other barriers, political risks and difficulties in staffing and managing foreign operations. WLL systems in the U.S. and foreign countries are just beginning to be implemented, and their market acceptance is uncertain. The wireless telecommunications industry is experiencing significant technological changes. As a result, the future prospects of the industry, the success of PCS, WLL and other competing services and the Company's ability to generate substantial revenues and profits from sales of CDMA infrastructure and subscriber equipment are uncertain.

   The Company's ability to generate substantial sales of CDMA infrastructure and subscriber equipment to C, D, E and F-Block PCS licensees is subject to a number of risks in addition to those facing other wireless service providers. Many of these licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. To date, there have been a number of unsuccessful efforts made by C-Block licensees to raise additional capital through various sources. There can be no assurance that these licensees will be able to raise such capital. In March 1997, a C-Block licensee holding the second largest number of PCS licenses filed for protection under Chapter 11 of the U.S. Bankruptcy code and during October 1997, a C-Block licensee holding the third largest number of PCS licenses also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that other C, D, E and F-Block licensees, including those in which the Company has an ownership interest (NextWave Telecom Inc., ("NextWave") and Chase Telecommunications, Inc. ("Chase")),will not file for similar protections. Additionally, during 1997 several C-Block licensees made filings to the FCC requesting modification of their installment payment debt. In response to these filings, the Federal Communications Commission ("FCC") suspended the deadline for payment of all C and F-Block installment payments until further notice. On September 25, 1997 the FCC reinstated the deadline for C and F-block licensees to make installment payments, with the first payment due March 31, 1998. Alternatively, the FCC granted the C-Block licensees three additional options to the reinstated payments. The C-Block licensees may elect one of the four options by January 15, 1998. Although the FCC has offered four payment options there can be no assurance that C-Block licensees, including NextWave and Chase, will be able to obtain sufficient financing to build out their systems or meet their payment obligations to the FCC. The failure of NextWave or Chase to obtain sufficient financing or to meet their obligations to the FCC could adversely affect the value of the Company's investments in these entities. The C, D, E and F-Block auctions were concluded over one year following the conclusion of the A-Block and B-Block auctions, which provided the A-Block and B-Block licensees with a significant time-to-market competitive advantage over these licensees. There can be no assurance that the C, D, E and F-Block licensees will be successful in building out their systems.

   Competition. The wireless communications industry consists primarily of major domestic and international companies which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Many of these companies are licensees of the Company's technology, and have established market positions, trade names, trademarks, patents, copyrights and intellectual property rights and substantial technological capabilities. See "Business -- Competition."

   The primary competition with respect to CDMA technology is from current analog and digital TDMA-based systems, including GSM and DCS 1900, the GSM implementation for PCS in the U.S. GSM has been adopted as the digital cellular standard throughout Europe and has received substantial international acceptance in other countries. Industry publications have reported that over 100 countries have adopted or are deploying GSM. In Japan, the Ministry of Posts and Telecommunications has adopted TDMA as its primary digital cellular standard, which has been widely deployed throughout the country. Japan's proprietary TDMA system is not compatible with either GSM or the U.S. IS-54 TDMA standard. However, in 1996, two of the three largest cellular service providers in Japan announced plans to offer commercial CDMA service in 1998. In addition, a number of alternative radio systems are also being marketed for WLL applications. Many of the major equipment suppliers have made substantial investments in TDMA and GSM technology including Hughes, Lucent, Motorola, NOKIA, Nortel and Siemens, all of whom are licensees of the Company, as well as Ericsson.

   The Company also competes against its licensees in the manufacture of CDMA infrastructure and subscriber equipment and ASICs. The Company will face increasing competition in 1998 as more of its licensees introduce CDMA products. There can be no assurance that the Company's competitors will not devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and that such efforts will not have a material adverse affect on the Company's results of operations, liquidity or financial position in the future. Moreover, certain equipment manufacturers may offer extremely attractive financing terms as a means of gaining access to the wireless markets.

   The Company's primary direct domestic competition to its U.S. OmniTRACS system includes AMSC and HighwayMaster Communications, Inc. AMSC and its resellers are offering services through the AMSC satellite which was launched in 1995. These competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar to those developed or being developed by the Company. Emergence of new competitors, particularly those offering low cost products and future LEO satellite communications systems, may impact margins and intensify competition in new markets. The Company also faces competition abroad from numerous suppliers of equipment and services. These include Inmarsat and its authorized resellers through its Inmarsat C geostationary satellite service. In addition, the Company is facing competition abroad from various terrestrial based systems and specifically in Europe from GSM-based terrestrial systems. All of these competitors are aggressively pricing their products and services and the Company can continue to expect pricing pressures. As with the U.S. operations, the international business may also experience competition in the future from LEO Satellite communications systems.

   Risks Related to Vendor Financing. Cellular, PCS and WLL network operators both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. Many WLL and PCS network operators, including a number of C and F-Block licensees, have limited or no operating histories, and are faced with significant capital requirements. Pursuant to FCC regulations applicable to C and F-Block licensees, the Company will not be permitted to retain a security interest in any C-Block licenses, which initially will constitute the primary asset of many C-Block licensees. C-Block licensees are faced with strict regulatory requirements under applicable FCC regulations. Compliance with those regulations is outside of the control of the Company. The failure of a C-Block licensee to comply with any of those regulations could result in the revocation of that licensee's FCC licenses.

   In order to arrange or provide for such financing, the Company will likely be subjected to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guarantee such financing through third party lenders. The amount of such financing could become significant and, if not repaid, could have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company may be required to maintain any such extensions of credit, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. Although the Company may seek to have third parties assume some or all of any such credit arrangements, there can be no assurance that the Company will be able to do so. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), and directly with other service providers. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment and services. In addition, during fiscal 1998, the Company expects to finalize negotiations with Globalstar which could result in the deferral of approximately $100 million of remaining contract payments under the development agreement, the majority of which relates to contract services to be provided subsequent to September 28, 1997. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral. (See "--Dependence on Key Customers.")

   The Company's ability to arrange or provide and be competitive with such financing will depend on a number of factors, including the Company's capital structure, level of available credit and ability to provide financing in conjunction with third-party lenders. There can be no assurance that the Company will be able to arrange or provide such financing on terms and conditions, and in amounts, that will be satisfactory to such network operators. The Company may be required to hold any loans, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. Most of the Company's competitors have substantially greater resources than the Company, which may enable them to offer more favorable financing terms and successfully compete against the Company for infrastructure projects. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company and its business prospects.

   Patents and Proprietary Information. The Company relies on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. The Company has been granted approximately 149 patents and has approximately 380 patent applications pending in the United States, of which 11 patents and 14 patent applications relate to the Company's OmniTRACS products and approximately 138 patents and approximately 366 patent applications relate to the Company's CDMA digital wireless technology. The Company also actively pursues patent protection in other countries of interest to the Company. There can be no assurance that the pending patent applications will be granted, that the Company's patents or copyrights will provide adequate protection, or that the Company's competitors will not independently develop or initiate technologies that are substantially equivalent or superior to the Company's technologies. There can also be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and proprietary information will be adequate. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies which are claimed to be important to the industry or to the Company. In addition, from time to time third parties provide the Company with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies, and the Company evaluates such patents and the advisability of such licenses. If any of the Company's products were found to infringe on protected technology, the Company could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If the Company is unable to license protected technology used in the Company's products or to redesign such products, the Company could be prohibited from marketing such products.

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

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company and on December 17, 1996, Ericsson also filed suit against QPE with both complaints alleging that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. In December 1996, the Company was joined as co-plaintiff with OKI in the OKI-Ericsson case. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit. See "Item 3. Legal Proceedings."

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action. See "Item 3. Legal Proceedings."

   On May 19, 1997, the Company filed a complaint against U.S. Philips Corporation ("Philips") seeking a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until November 30, 1997 to allow the parties to hold settlement discussions. Subject to court approval the parties have agreed to an extension to the stay until January 5, 1998. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Philips patents are not required to produce IS-95 compatible products and that such patents are not infringed by the Company. See "Item 3. Legal Proceedings."

   Rapid Technological Change and New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or customer requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have an adverse effect on revenues, results of operations, liquidity or financial position. There can be no assurance that the Company will be successful in developing and marketing new equipment products on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that new products developed by the Company will achieve market acceptance.

   Manufacturing of CDMA Equipment. The Company's revenues from CDMA wireless communications infrastructure and subscriber equipment and ASIC components has increased substantially during fiscal 1997, and manufacturing capacity is a critical element. The Company is investing substantial amounts in product development activities to maintain or improve its competitive position. The Company may spend substantially more on such software and hardware development than currently anticipated. The Company has significantly expanded and will continue to significantly expand its infrastructure and subscriber equipment manufacturing capabilities. Many of the Company's competitors have greater resources and experience with such large scale manufacturing. There can be no assurance that the Company will be able to timely or effectively accomplish such increases in production volume.

   Any delays or difficulties in connection with the planned increase in manufacturing capacity could have a material adverse effect on the Company's business, results of operations, liquidity or financial position. If the Company is unable to manufacture CDMA subscriber and infrastructure equipment at commercially acceptable costs, or if the Company expands its manufacturing capacity but is unable to secure sufficient orders for its CDMA equipment, the Company's competitive position and the ability of the Company to achieve a profitable return on its CDMA research and development expenditures could be materially impaired.

   The manufacture of wireless communications equipment is a complex and precise process involving specialized manufacturing and testing equipment and processes. Defects or impurities in the components or materials used, equipment failure or other difficulties could adversely affect the Company's ability to meet planned production yields. There can be no assurance that the Company will not encounter difficulties in achieving planned yields on its products, which would adversely affect its margins, results of operations, liquidity or financial position.

   The Company manufactures its CDMA based digital cellular and PCS subscriber equipment through QPE, a joint venture between the Company and a subsidiary of Sony. The risks associated with the commercial manufacture of the Company's infrastructure and subscriber equipment products which are described in this document also apply to the manufacture of subscriber equipment by QPE. To the extent that QPE experiences any of the complications, delays or interruptions described herein, the Company's results of operations, liquidity or financial position would be adversely affected.

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

   Dependence on Suppliers. The Company has from time to time experienced delays in obtaining quantities of specification compliant RF components and other parts to meet the demands for its equipment. Several of the critical products and services used in the Company's existing and proposed products, including ASICs, flash memory chips and certain RF components used in the Company's CDMA products and certain custom and semi-custom VLSI circuits and other sophisticated electronic parts and major subassemblies used in the OmniTRACS system, are currently available only from single or limited sources. The reliance on sole or limited source vendors by the Company and its licensees involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions or financial difficulties of a sole or limited source supplier of any particular component could materially and adversely impact the Company by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could trigger performance guarantee payments or cause significant shipment delays in the Company's products.

   Unanticipated supply limitations could adversely affect the Company's ability to meet its product orders. There can be no assurance that the supplier commitments will be met. The Company is also working with its suppliers to obtain expanded volumes of specification compliant components. There may be significant demand on the Company's suppliers from other manufacturers (including the Company's licensees) for such components. Delays in the availability or reduced quantities of these components could adversely affect the Company's ability to manufacture subscriber equipment in the volumes and within the time frames required by its customers, which could result in lost revenues and profits and possible performance guarantee payments. See "--Performance Guarantees."

   Certain components require an order lead time of six months or longer. Other components that currently are readily available may become difficult to obtain in the future. There can be no assurance that the Company will not experience delays in the receipt of certain key components. Delays or the failure of the Company to order sufficient quantities of these components in advance could prevent the Company from meeting production requirements and could result in the requirement to pay performance guarantees. To meet forecasted production levels, the Company may be required to commit to certain long lead time items prior to contract award. If forecasted orders are not awarded, the Company may be faced with large inventories of slow moving or unusable parts which could have an adverse affect on the Company's results of operations.

   Performance Guarantees. QUALCOMM and QPE have entered into contracts that provide performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position.

   Dependence on Key Customers. A significant portion of the Company's CDMA subscriber and infrastructure equipment sales are, and are expected to continue to be, concentrated with a limited number of customers. As a result, the Company's performance will depend significantly on relatively large orders from a limited number of customers, as well as gaining additional customers, both within existing cellular, PCS and WLL markets and in new markets. The loss of any existing customer for CDMA equipment or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, results of operations, liquidity or financial position.

   The Company has entered into a development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. Currently, Globalstar expects to launch its first four satellites in February 1998, which is an eight week delay from the initial launch date. Total revenues under this contract are expected to be in excess of $700 million. The Company has also been awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting satellite-based digital telecommunications system. This multi-year agreement has subsequently grown to $300 million and could grow to approximately $600 million as the Globalstar network is built out. The Company expects to recognize significant revenues under these contracts during fiscal 1998. To date, Globalstar has received funds and financing commitments totaling approximately $2.6 billion. Such capital is being used, in part, to fund the development agreement. There can be no assurance that Globalstar will be successful in raising additional capital, if needed, or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement and which would have a material adverse effect on QUALCOMM's business and results of operations, liquidity or financial position. The Globalstar development agreement is terminable at the election of Globalstar in the event that Globalstar abandons its efforts to develop the satellite-based communications system.

   CDMA Commercialization. The Company's CDMA technology has been launched commercially for PCS and cellular applications in the U.S., Canada, China, Hong Kong, India, Indonesia, Peru, Puerto Rico, Russia, South Korea and Zambia, and is being evaluated in numerous other markets worldwide. The successful implementation and operation of such systems is a complex process requiring coordination of a number of factors, including the successful interface between infrastructure and subscriber equipment from multiple vendors and the public wireline network, as well as avoiding interference from microwave and cellular systems. There can be no assurance that unforeseen complications will not arise as more subscribers are added to these systems or in the scale-up and operation of other commercial CDMA systems that could materially delay or limit the commercial use of the Company's CDMA technology. Further, if the Company's licensees are unable to deliver CDMA equipment to the market on a timely basis, or if carriers which have adopted CDMA fail to deploy their systems on a timely basis, the Company's business and the reputation of the Company's CDMA technology could be adversely affected.

   A number of companies with international operations are developing and implementing competing cellular, PCS and WLL technologies. While the Company strongly believes that CDMA is superior to competing digital technologies and is actively promoting the benefits of its CDMA technology outside the U.S., there can be no assurance that the Company will receive significant international acceptance of its CDMA technology for cellular, PCS or WLL applications due to the installed base of GSM systems and competition from the U.S. and Japanese TDMA systems. In some countries, the Company's CDMA products may be required to undergo extensive testing and certification by government entities before CDMA can be approved for commercial use in those countries.

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

   Reliance on Satellite and other Facilities for OmniTRACS Service. The Company's OmniTRACS system currently operates in the U.S. market on leased Ku-band satellite transponders. The Company's data satellite transponder lease runs through 2001. The Company's position reporting satellite transponder runs through May 1998, with the rights to extend through May 1999. System enhancements currently under development should allow for increased utilization of transponder capacity. Based on results of the system enhancements, the Company believes that the U.S. OmniTRACS operations may not require additional transponder capacity in fiscal year 1998. The Company believes that in the event additional transponder capacity would be required in fiscal 1998 or in future years, that additional capacity will be available on acceptable terms. However, no assurance can be given that the Company will be able to acquire additional transponder capacity on acceptable terms on a timely basis. Any failure of the Company to maintain adequate satellite capacity would have a material adverse effect on the Company's financial results. The Company's NMF operations are subject to the risk that a failure or natural disaster could interrupt the OmniTRACS service and have a material adverse effect on OmniTRACS revenues. The Company maintains a fully operational NMF in Las Vegas, Nevada as a backup to its primary NMF in San Diego, California. See "Business -- OmniTRACS."

   Contribution of OmniTRACS. OmniTRACS systems, complementary software products, related messaging services and maintenance services historically have accounted for a significant portion of the Company's total revenues and margins. A significant portion of the Company's OmniTRACS revenues is derived from the North American trucking industry, particularly providers of long-haul transportation of goods and equipment. Any adverse events affecting the domestic trucking industry could have a material adverse effect on the Company's OmniTRACS revenues. Although an increasing portion of the Company's OmniTRACS revenues is derived from ongoing messaging and maintenance revenues, new customer sales of the Company's OmniTRACS systems are important to the Company. In addition, the Company has been experiencing pricing pressure from competitors on sales of its OmniTRACS products and messaging services, which could result in further reduction of the margins for such products and services. See "Business -- Competition." The Company expects that an increasing portion of its future OmniTRACS sales will be derived from international sales. There can be no assurance that the Company's domestic or international OmniTRACS business will continue to grow at the levels experienced in the past, which could have a material adverse effect on the Company's results of operations.

   Factors Affecting International Business. Revenues from international customers accounted for approximately 30% of total revenues in fiscal 1997, 36% of total revenues in fiscal 1996 and 20% of total revenues in fiscal 1995. Since the Company is a relatively new entrant into some of these markets and its competitors may have long-standing, entrenched positions, it may be difficult for the Company to succeed in certain markets, thereby limiting international sales. Other risks faced by the Company in its international business include unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs or other barriers, political risks, difficulties in staffing and managing foreign operations and potentially negative tax consequences. These factors could have an adverse impact on the Company's operating results. In addition, because certain joint ventures between the Company and foreign firms provide for a minority ownership position by the Company in the joint venture, the Company may be limited in taking actions it might otherwise wish to pursue. The Company is subject to U.S. export control laws and regulations with respect to all of the Company's products and technology that are exported from the United States. The Company is subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by the Company, which would result in additional compliance burdens on the Company or ensure the enforceability of its contract rights. In addition, the laws of certain foreign countries, including developing nations in Asia, South America, Africa and Eastern Europe, may not protect the Company's intellectual property rights or ensure the enforceability of its contract rights to the same extent as do the laws of the United States.

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

   Product Liability. Testing, manufacturing, marketing and use of the Company's products entail the risk of product liability. While the Company currently has product liability insurance that it believes is adequate to protect against product liability claims, no assurance can be given that the Company will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business, results of operations, liquidity or financial position of the Company.

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

   Anti-Takeover Measures; Rights Plan. The Company's Certificate of Incorporation provides for cumulative voting in the election of directors. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors and includes a provision (the "Fair Price Provision") that requires the approval of the holders of at least 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of more than 15% or more of the Company's voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met. The Company's Certificate of Incorporation also requires the approvals of holders of at least 66 2/3% of the Company's voting stock to amend or change the provisions relating to the classified board, cumulative voting or the Fair Price Provision. The Company's Certificate of Incorporation also requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders of the Company and may not be effected by any consent in writing. The Company's Bylaws, as amended, permit a special meeting of the stockholders to be called only by the Company's Board of Directors, the Chairman of the Board or the Company's President.

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

   Volatility of Stock Price. Historically, the Company's stock price has been volatile. The sales prices for the Company's Common Stock have ranged from $38.00 to $71.94 during the 52-week period ended November 21, 1997. See "Item 5. Market for Registrants' Common Stock and Related Stockholders Matters." Future announcements concerning the Company or its competitors, including the selection of wireless technology by cellular, PCS and WLL service providers, the timing of roll-out of those systems, the receipt of substantial orders for infrastructure or subscriber equipment, quality deficiencies in services or products, results of technological innovations, new commercial products, changes in recommendations of securities analysts, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of the Company's Common Stock. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfalls in revenues or earnings from the levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

ITEM 2. PROPERTIES

   The Company is headquartered in San Diego, California where it occupies 22 properties, or approximately 2,200,000 square feet. These facilities are used for manufacturing, engineering and administration. Of the total facilities in San Diego, the Company owns 10 of the properties, totaling approximately 1,600,000 square feet and utilizes approximately 700,000 square feet for manufacturing facilities. The remaining properties in San Diego are used for engineering, research and administrative facilities.

   In addition to leased space in San Diego, the Company also leases approximately 166,000 square feet for sales and support offices in 8 other U.S. locations as well as engineering facilities in Boulder, Colorado; Santa Clara, California; and a backup Network Management Facility ("NMF") in Las Vegas, Nevada. The Company also leases office space internationally.

   During fiscal 1997, the Company began construction of a new 319,000 square foot building on QUALCOMM's Morehouse Campus which will be used primarily as an engineering and marketing facility. The Company also began construction of a 280,000 square foot building on land owned in La Jolla, California. This facility will provide additional administrative, marketing, engineering and research facilities. The Company also owns land in Boulder, Colorado.

   The Company believes its facilities are adequate for its present needs. In the future, the Company will need to purchase, build or lease additional facilities to meet the requirements projected in its long term business plan.

ITEM 3. LEGAL PROCEEDINGS

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. This case has been set for trial in October 1998. On December 17, 1996, Ericsson also filed suit against QPE in the U.S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. This latter case has been set for trial in mid-1999. Both complaints allege that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On April 9, 1997, the suit against Ericsson in the U.S. District Court for the Southern District of California was dismissed so that all of QUALCOMM's claims in that case can be litigated in the action filed by Ericsson in the U.S. District Court for the

Eastern District of Texas. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint in the United States District Court for the Northern District of California, Civil Action No. C-96=20747 RMW (EAI), against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. In December 1996, the Company filed a motion to intervene as co-plaintiff with OKI in the OKI-Ericsson case. The court granted the Company's motion on August 25, 1997. This case has not yet been set for trial. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

   On November 8, 1996, the Company was served with a complaint in connection with a lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania by BTG USA Inc, ("BTG"). The complaint alleges that the Company's Global Positioning System, CDMA telecommunications products and the OmniTRACS system components thereof infringe United States Patent No. Re. 34,004. The patent expired in November 1996. During October 1997 BTG voluntarily offered to dismiss its case against the Company and grant a complete release to QUALCOMM of all claims under the patent, without any payment from the Company to BTG. QUALCOMM accepted BTG's offer with an agreement from BTG to never file suit against suppliers, licensees, or customers designated by the Company with respect to the patent.

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On June 4, 1997, Motorola filed another lawsuit in the United States District Court for the Southern District of California, alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company in the United States District Court for the Southern District of California, alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

   On May 19, 1997, the Company filed a complaint, Case No. 97CV968-K, in the United States District Court for the Southern District of California against U.S. Philips Corporation ("Philips"). The complaint seeks a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until November 30, 1997 to allow the parties to hold settlement discussions. Subject to court approval the parties have agreed to an extension to the stay until January 5, 1998. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Philips patents are not required to produce IS-95 compatible products and that such patents are not infringed by the Company.

   The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended September 28, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a)  Market Information

   The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "QCOM." The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                         HIGH       LOW
                                         ----       ---
            FISCAL 1996
              First Quarter........... $ 47.50   $ 34.88
              Second Quarter..........   49.75     35.50
              Third Quarter...........   54.50     30.38
              Fourth Quarter..........   52.88     36.38
            FISCAL 1997
              First Quarter........... $ 46.75   $ 35.38
              Second Quarter..........   63.75     39.13
              Third Quarter...........   60.63     41.25
              Fourth Quarter..........   56.88     43.25

   As of November 21, 1997, there were 2,245 holders of record of the Common Stock. On November 21, 1997, the last sale price reported on the Nasdaq National Market for the Common Stock was $69.63 per share.

    (b)  Recent Sales of Unregistered Securities

    On February 25, 1997 and March 10, 1997 the Company completed the sale of 13,200,000 QUALCOMM Financial Trust I 5-3/4% Trust Convertible Preferred Securities for an aggregate sales price of $660 million. The Trust Convertible Preferred Securities were sold to certain "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act of 1993, as amended (the "Act")) and certain "accredited investors" (as defined in Rule 501 promulgated under the Act) pursuant to the exemptions from registration afforded under Rules 144A and 506 promulgated under the Act. Proceeds from the initial purchase of the Trust Convertible Preferred Securities from the Company by Lehman Brothers, Bear, Stearns & Co. Inc., Alex. Brown & Sons Incorporated, Goldman, Sachs & Co. and Merrill Lynch & Co., were approximately $642 million, which is net of issuance costs of approximately $18 million. Each Trust Convertible Preferred Security is convertible into approximately 0.6882 shares of Common Stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

   The following data has been derived from the Company's audited financial statements. Consolidated balance sheets at September 30, 1997 and 1996 and the related consolidated statements of income and of cash flows for each of the three years in the period ended September 30, 1997 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

                                                                YEARS ENDED SEPTEMBER 30,(1)
                                        -------------------------------------------------------------------------------
                                           1997              1996             1995             1994             1993
                                        -----------      -----------      -----------      -----------      -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Communications systems ..........     $ 1,733,169      $   582,953      $   246,997      $   194,037      $   123,828
  Contract services ...............         211,661          131,022           95,150           48,310           28,609
  License, royalty and development
   fees............................         151,535           99,875           44,465           29,276           16,271
                                        -----------      -----------      -----------      -----------      -----------
    Total revenues ................       2,096,365          813,850          386,612          271,623          168,708
                                        -----------      -----------      -----------      -----------      -----------
Operating expenses:
  Communications systems ..........       1,361,641          445,481          143,774          118,636           77,206
  Contract services ...............         156,365           90,380           69,396           38,051           23,416
  Research and development ........         235,922          162,340           80,171           49,586           27,415
  Selling and marketing ...........         147,040           74,114           37,754           23,687           16,335
  General and administrative ......          89,148           48,971           34,918           18,696           12,085
  Other(2) ........................           8,792               --               --           13,017              326
                                        -----------      -----------      -----------      -----------      -----------
    Total operating expenses ......       1,998,908          821,286          366,013          261,673          156,783
                                        -----------      -----------      -----------      -----------      -----------
Operating income (loss) ...........          97,457           (7,436)          20,599            9,950           11,925
Interest income, net ..............          23,833           20,885            7,265            4,470            1,333
Gain on sale of trading securities           13,400               --               --               --               --
Distributions on trust convertible
 preferred securities of
 subsidiary trust .................         (23,277)              --               --               --               --
Minority interest in (income) loss
 of consolidated subsidiary .......          (2,979)          13,178           12,016            2,893               --
Equity in losses of joint ventures               --               --               --               --             (198)
                                        -----------      -----------      -----------      -----------      -----------
Income before income taxes ........         108,434           26,627           39,880           17,313           13,060
Income tax expense(3) .............         (16,500)          (5,600)          (9,700)          (2,120)          (1,000)
                                        -----------      -----------      -----------      -----------      -----------
Net income ........................     $    91,934      $    21,027      $    30,180      $    15,193      $    12,060
                                        ===========      ===========      ===========      ===========      ===========
Net income per common share .......     $      1.27      $      0.30      $      0.53      $      0.28      $      0.25
Fully diluted net income per common
  share ...........................     $      1.27      $      0.30      $      0.52      $      0.28      $      0.25
Shares used in primary per share
  calculation .....................          72,430           70,214           57,420           53,514           48,046
Shares used in fully diluted per
  share calculation ...............          72,665           70,468           58,194           53,562           48,326
BALANCE SHEET DATA:
Working capital ...................     $   982,117      $   425,231      $   599,633      $   151,448      $   200,666
Total assets ......................       2,274,680        1,185,330          940,717          357,925          306,589
Bank lines of credit and long-term
 debt(4) ..........................         110,239           80,930           33,959           25,676           26,215
Capital lease obligations(4) ......          10,728           12,912              535            1,810            4,330
Trust convertible preferred
 securities of subsidiary trust....         660,000               --               --               --               --
Stockholders' equity ..............       1,024,178          844,913          799,617          262,170          236,696

----------

(1) The Company's fiscal years end on the last Sunday in September. As a result of this practice, fiscal 1996 includes 53 weeks.

(2) Consists of asset impairment charge in 1997 and litigation settlement and related costs in 1994 and 1993.

(3) Includes the tax benefit of $21.5 million in 1997, $3 million in 1995 and $4 million in 1994 from the recognition of deferred tax assets.

(4)   Includes current and long-term portions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the CDMA technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section and in the sections entitled Results of Operations and Liquidity and Capital Resources.

OVERVIEW

   QUALCOMM, a Delaware corporation, commenced operations in July 1985, initially providing contract research and development services and limited product manufacturing. In December 1988, the Company began shipping its two-way OmniTRACS mobile terminals and providing messaging services to its OmniTRACS system customers. The Company is also involved in the development and commercialization of its proprietary CDMA technology for digital wireless communication applications, including digital cellular, PCS and WLL applications and now is involved in production of its own products for those markets. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar satellite-based communications system. In addition, the Company develops, markets and manufactures a variety of other communications products, including Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

    During fiscal 1997, the Company successfully completed the private placement of $660 million of 5-3/4% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities"). The proceeds will be used by the Company for working and fixed capital requirements (including facilities) related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investments in joint ventures or other companies and other assets to support growth of its business.

   The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber and infrastructure equipment and ASICs component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out of future cellular, PCS or WLL systems could have a material adverse effect on quarterly and annual revenues.

   The Company began manufacturing and shipping significant volumes of CDMA subscriber handsets during fiscal 1996. Production capabilities at QPE were significantly expanded and during fiscal 1997, in support of the broad-based deployment of the Company's CDMA technology, the Company achieved numerous key milestones including the successful transition to its new line of phone models including the QCP-2700, the first dual-band CDMA PCS/analog phone on the market, and the Q phone, both of which began shipping during the fourth quarter of fiscal 1997; and the cumulative shipment of approximately 3 million CDMA handsets since production began at QPE. Also during fiscal 1997, QUALCOMM and Sony entered into an agreement whereby each company agreed to use their best efforts to purchase at least 90% of all of their CDMA product requirements for sale and intended use in the U.S. and Canada from QPE.

   QUALCOMM's CDMA technology continues to expand throughout the world as service providers have launched, expanded or announced intentions to launch their PCS, cellular and WLL networks utilizing the Company's CDMA proprietary technology. Following the initial U.S. commercial deployment of CDMA PCS service in the fall of 1996, CDMA commercial system deployments have been implemented or announced in over 180 cities nationally. As of October 1997, Sprint PCS had launched service in 56 cities and PrimeCo had 18 PCS networks in operation. CDMA cellular deployments as of October 1997 include: AirTouch Cellular with CDMA cellular service in 24 cities; Bell Atlantic Mobile with CDMA cellular service in 17 cities; and GTE Wireless with CDMA cellular or PCS service in 19 cities. A significant portion of the subscriber equipment for these networks was provided by QPE. Additionally, during 1997 the Company entered into several contracts to supply CDMA subscriber equipment including: an $80 million CDMA handset supply agreement with US WEST Communications; a $70 million handset supply agreement with Bell Mobility; a $300 million, four year handset supply agreement with an affiliate of Telecom Great Wall Development Company of Beijing; a $60 million handset supply agreement for the 1800 MHz Q phone with Hansol PCS of Korea; and a $50 million handset supply agreement for the Q phone with Sprint PCS.

   The Company commenced infrastructure equipment production during fiscal 1996 and, in January 1997, the Company commenced operation of a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure equipment. During fiscal 1997, the Company reached the milestone of cumulatively shipping over one thousand BTS's to CDMA operators in Asia, Eastern Europe, North America and Latin America. A significant portion of these shipments were made pursuant to a strategic alliance agreement with Nortel entered into during 1994. Major customers under this agreement include Sprint PCS, AirTouch, BCTel Mobility Cellular and Bell Mobility. The Company began recognizing revenues during fiscal 1997 with respect to the base stations installed under a major contract, commensurate with the commercial launch in the U.S. of PCS networks utilizing the Company's infrastructure equipment. During 1997, the Company entered into a strategic alliance agreement with Hitachi, under which the Company will share its CDMA infrastructure product designs allowing Hitachi to accelerate its time-to-market with cost-competitive, feature-rich CDMA infrastructure products. As part of this agreement, Hitachi will purchase a percentage of its CDMA infrastructure requirements from the Company. During fiscal 1997, the Company also entered into several international infrastructure contracts including an agreement with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), a subsidiary of Telex-Chile S.A., to supply approximately $94 million of PCS infrastructure and subscriber equipment and services; a multi-year contract with JSC Personal Communications of Moscow, Russian Federation to supply its CDMA digital wireless infrastructure equipment, network planning and installation services; and an agreement with Rostov Electorviaz of Rostov, Russia to supply fixed WLL infrastructure equipment and services. During fiscal 1997 the commercial launches of the Company's CDMA WLL systems occurred in several countries.

   In order to commence operation, PCS and WLL operators will need, among other things, to invest substantial capital and complete their system designs and build-outs. Any delays in connection with the commercial rollout of CDMA technology by the Company's major customers, or any delays in obtaining orders for the Company's infrastructure equipment from both national and international customers could result in under utilization of the manufacturing facility and have a material adverse effect on the Company's results of operations.

   An important element of the Company's strategy is to be a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers, including C, D, E and F-Block PCS licensees in North America. The Company's ability to generate substantial revenues and profits from sales of infrastructure and subscriber equipment will require continued substantial capital investments by the Company and is subject to risks and uncertainties. The Company's ability to generate substantial sales of CDMA infrastructure and subscriber equipment to C, D, E and F-Block PCS licensees is subject to a number of risks in addition to those facing other wireless service providers. (See "--Part I, Item I --Risk Factors - Dependence on Equipment Sales.")

   Cellular, PCS and WLL systems operators are requiring their suppliers to arrange or provide long-term financing for them as a condition to obtaining infrastructure projects. These projects may require the Company to arrange or provide significant amounts of financing either directly, and/or through a guarantee of such financing through third party lenders. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company. Also, in order for the Company to arrange or provide financing for the cellular, PCS and WLL projects, the Company will likely be subjected to significant project, market, political and credit risks. (See "--Part I, Item I --Risk Factors - Risks Related to Vendor Financing.")

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

   The Company has entered into a number of royalty-bearing license agreements with major telecommunication companies throughout the world. Licensees are required to pay the Company an up front license fee, generally paid in one or more installments, as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber and infrastructure equipment. During fiscal 1997, a total of nine CDMA subscriber licensees, one infrastructure licensee, one ASICs licensee and two test equipment licensees were added to the list of more than 50 companies authorized to build and sell equipment based on the Company's CDMA technology. Revenues generated from license, royalty and development fees will fluctuate quarterly and yearly due to variations in the amount and timing of recognition of CDMA license fees and the timing and amount of sales by the Company's licensees.

   The Company has entered into a development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. Currently, Globalstar expects to launch its first four satellites in February 1998, which is an eight week delay from the previously announced launch date. This delay was not caused by work performed by QUALCOMM. The revenues from this contract are expected to be in excess of $700 million and the Company is reimbursed for its development services on a cost-plus basis. During April 1997, the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting satellite-based digital telecommunications system. This multi-year agreement has subsequently grown to $300 million and could grow to approximately $600 million as the Globalstar network is built out. The Company expects to begin shipment of their production gateways in mid-calendar 1998. Globalstar may require additional capital to fund payment for the equipment to be developed by the Company. During fiscal 1997, Globalstar's funding was strengthened as Globalstar, L.P. raised approximately $140 million of equity from the exercise of warrants and raised approximately $800 million from a high yield securities offering. In addition, in October 1997 Globalstar announced it had entered into an agreement to sell $325 million of senior notes in an offering exempt from registration. To date, Globalstar has received funds and financing commitments totaling approximately $2.6 billion. There can be no assurance that Globalstar will be successful in raising additional capital, if needed, or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement and which could have a material adverse effect on the Company's business and results of operations. The Globalstar development agreement is terminable at the election of Globalstar in the event that Globalstar abandons its efforts to develop the satellite-based communications system. The Company's interest in Globalstar is owned indirectly through certain limited partnerships. The Company's current ownership interest in Globalstar is approximately 6.5%.

   The Company has experienced, and expects to continue to experience, increased operating expenses as a result of the Company's overall expansion. In fiscal 1997, operating expenses were significantly higher, although operating expenses as a percentage of revenue declined. The growth was primarily due to increased research and development expenditures, expanded sales and marketing efforts, overall expansion of the business base and increased legal expenses associated with patent infringement litigation. Through fiscal 1998, the Company expects to continue to add to its engineering resources and increase its investments in research and development projects, and expand its sales and marketing efforts as the Company's products are marketed in major areas throughout the world.

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company and on December 17, 1996, Ericsson also filed suit against QPE with both complaints alleging that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. In December 1996, the Company was joined as co-plaintiff with OKI in the OKI-Ericsson case. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit. See "Item 3. Legal Proceedings."

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action. See "Item 3. Legal Proceedings."

   On May 19, 1997, the Company filed a complaint against U.S. Philips Corporation ("Philips") seeking a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until November 30, 1997 to allow the parties to hold settlement discussions. Subject to court approval the parties have agreed to an extension to the stay until January 5, 1998. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Philips patents are not required to produce IS-95 compatible products and that such patents are not infringed by the Company. See "Item 3. Legal Proceedings."

   The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statement of operations data:

                                                     YEARS ENDED
                                                   SEPTEMBER 30,(1)
                                             ---------------------------
                                              1997      1996       1995
                                             -------   ------     ------
Revenues:
  Communications systems ................       83%        72%        64%
  Contract services .....................       10         16         25
  License, royalty and development fees .        7         12         11
                                              ----       ----       ----
    Total revenues ......................      100%       100%       100%
                                              ----       ----       ----
Operating expenses:
  Communications systems ................       65%        55%        37%
  Contract services .....................        8         11         18
  Research and development ..............       11         20         21
  Selling and marketing .................        7          9         10
  General and administrative ............        4          6          9
                                              ----       ----       ----
    Total operating expenses ............       95%       101%        95%
                                              ----       ----       ----
Operating income (loss) .................        5         (1)         5
Interest income, net ....................        1          3          2
Distributions on trust convertible
 preferred securities of subsidiary trust       (1)        --         --
Minority interest in loss of consolidated
 subsidiary .............................       --          2          3
                                              ----       ----       ----
Income before income taxes ..............        5          4         10
Income tax expense ......................        1          1          2
                                              ----       ----       ----
Net income ..............................        4%         3%         8%
                                              ====       ====       ====
Communications systems costs as a
 percentage of communications systems
 revenues ...............................       79%        76%        58%
Contract service costs as a percentage of
 contract services revenues .............       74%        69%        73%

----------

(1) The Company's fiscal years end on the last Sunday in September.

FISCAL 1997 COMPARED TO FISCAL 1996

   Total revenues for fiscal 1997 were $2,096 million, which more than doubles revenues of $814 million for fiscal 1996. Revenue growth was primarily due to the significant growth in communications systems which was primarily attributable to increased revenues from CDMA subscriber, ASICs and infrastructure products. Also contributing were increased contract services revenues from the Company's development agreement with Globalstar, and an increase in royalties recognized in conjunction with the worldwide sales of subscriber and infrastructure equipment utilizing the Company's CDMA technology by licensees.

   Communications systems revenues, which consisted primarily of sales of CDMA subscriber and infrastructure products, ASICs to CDMA licensees and service providers and product and service revenues from the sale of the Company's OmniTRACS system were $1,733 million in fiscal 1997, almost tripling fiscal 1996 revenues of $583 million. The growth in communications systems revenues for fiscal 1997 was primarily attributable to the following: increased sales in subscriber equipment, which more than quadrupled fiscal 1996 sales; increased ASIC sales, which shipped approximately 8 million MSM chips to CDMA handset manufacturers worldwide, including QPE, and increased infrastructure sales due to revenue recognized during fiscal 1997 with respect to base stations installed under a major contract with Nortel to deliver infrastructure equipment to Sprint PCS. OmniTRACS domestic revenues continue to increase primarily driven by increased messaging revenues due to the expansion of the installed OmniTRACS base in the U.S. This was partially offset by a decline in international unit sales.

   Contract services revenues for fiscal 1997 were $212 million, a 62% increase compared to $131 million for fiscal 1996. The increase resulted primarily from the development agreement with Globalstar.

   License, royalty and development fees for fiscal 1997 were $152 million, a 52% increase compared to revenues of $100 million for fiscal 1996. The increase was driven by increased royalties recognized in conjunction with the worldwide sales of subscriber units and infrastructure equipment utilizing the Company's CDMA technology by the Company's licensees. Royalty income will fluctuate quarter to quarter due to the timing and amount of sales by the Company's licensees and the Company expects to continue to experience considerable fluctuations in quarterly and annual operating results in the future due to variations in the amount and timing of recognition of CDMA license, royalty and development fees. To date, the Company has entered into numerous royalty-bearing license agreements including agreements with thirty subscriber, ten infrastructure, three ASICs and seventeen test equipment licensees.

   Costs of communications systems were $1,362 million or 79% of communications systems revenues for fiscal 1997, compared to $445 million or 76% of communications systems revenues for fiscal 1996. The increase in communications systems costs, and communications systems costs as a percentage of communications systems revenues, primarily reflected the significant increase in sales volumes of CDMA products which realize a lower gross margin than OmniTRACS revenues. Communications systems costs as a percent of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

   Contract services costs for fiscal 1997 were $156 million or 74% of contract services revenues, compared to $90 million or 69% of contract services revenues for fiscal 1996. The increase in costs was primarily related to the significant growth in the Globalstar development effort. The percentage increase in contract services costs as a percentage of contract services revenues was related to the overall growth and relative mix of labor and subcontract costs combined with lower fees associated with the Globalstar development contract. Contract services costs as a percent of contract services revenues may fluctuate in future quarters depending on the mix of products sold and other factors.

   Research and development costs were $236 million or 11% of revenues for fiscal 1997, compared to $162 million or 20% of revenues for fiscal 1996. The Company continues to invest in the commercial development of its CDMA related infrastructure, ASICs and subscriber products. The Company anticipates these efforts to continue into future periods and research and development expenditures in absolute dollars are expected to increase in fiscal 1998.

   Selling and marketing expenses were $147 million or 7% of revenues for fiscal 1997, compared to $74 million or 9% of revenues for fiscal 1996. The dollar increase in selling and marketing was due primarily to increased marketing efforts both domestically and internationally as the Company expanded its sales and marketing force. Also during fiscal 1997, the Company launched a multi-million dollar national advertising campaign promoting its broad line of CDMA subscriber products. These efforts are expected to continue into future periods.

   General and administrative expenses for fiscal 1997 were $89 million or 4% of revenues, compared to $49 million or 6% of revenues for fiscal 1996. The dollar increase was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations and increased legal fees associated with patent infringement litigation. Although the Company is experiencing rapid growth, it continues to emphasize control of operating expenses.

   Interest income was $35 million for fiscal 1997, compared to $24 million for fiscal 1996. The increase was primarily due to interest generated from the proceeds received from the $660 million private placement of Trust Convertible Preferred Securities during the second quarter of fiscal 1997.

   Interest expense was $11 million for fiscal 1997, compared to $3 million for fiscal 1996. The increase is the result of increased bank borrowings to support the working capital needs of QPE.

   The gain on sale of trading securities of $13 million for fiscal 1997 relates to the sale of Globalstar Telecommunications Ltd. common stock obtained in exchange for the Company's guarantee of a Globalstar bank financing agreement.

   Distributions on Trust Convertible Preferred Securities of $23 million for fiscal 1997 relate to the $660 million of 5-3/4% Trust Convertible Preferred Securities issued by the Company in March 1997. The securities are convertible into common stock of the Company at a conversion price of $72.6563 per share of common stock.

   The minority interest primarily consists of Sony's 49% share of the income generated from QPE, a joint venture consolidated in the Company's financial statements. QPE manufactures CDMA handsets developed jointly and individually by both QUALCOMM and Sony.

   Income tax expense was $17 million for fiscal 1997, compared to $6 million for fiscal 1996. The increase was primarily due to higher pretax earnings in fiscal 1997 substantially offset by the tax benefit from recognition, during fiscal 1997, of deferred tax assets that satisfied the "more likely than not" criteria for recognition established by FAS 109. The effective tax rate in fiscal 1997 was 15% compared to 21% in fiscal 1996. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.

FISCAL 1996 COMPARED TO FISCAL 1995

   Total revenues for fiscal 1996 were $814 million, a 111% increase compared to $387 million for fiscal 1995. Revenue growth was primarily due to the growth in communications systems which was driven by increased revenues related to subscriber, ASIC, and infrastructure products, as well as increased messaging revenues and sales of OmniTRACS units internationally. Also contributing were higher license, royalty and development fees related to additional CDMA licensing and royalties.

   Communications systems revenues, which consisted primarily of revenues from the sale of OmniTRACS products and services, sales of CDMA subscriber and infrastructure equipment, and ASICs chip sales were $583 million in fiscal 1996, a 136% increase compared to revenues of $247 million for fiscal 1995. The growth in communications systems revenues for fiscal 1996 was primarily attributable to increased sales in subscriber equipment, producing approximately 400,000 phones in fiscal 1996, and increased ASIC sales, with sales of over two million chips to CDMA licensees. Infrastructure sales were also higher primarily driven by component shipments to Nortel. OmniTRACS messaging revenues continue to increase due to the expansion of the installed OmniTRACS base in the U.S. OmniTRACS international shipments increased 38% in fiscal 1996 due primarily to expansion of unit shipments.

   Contract services revenues for fiscal 1996 were $131 million, a 38% increase compared to $95 million for fiscal 1995. The increase resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

   License, royalty and development fees for fiscal 1996 were $100 million, a 125% increase, compared to $44 million for fiscal 1995. The increase was primarily as a result of a number of new CDMA license agreements signed in fiscal 1996. Increased CDMA royalties, generated through equipment sales by licensees, also contributed to the revenue growth.

   Costs of communications systems, which consisted primarily of costs of manufacturing OmniTRACS units, operating the NMF and leasing Ku-band satellite transponders and manufacturing CDMA subscriber and infrastructure equipment, and ASICs components, were $445 million or 76% of communications systems revenues for fiscal 1996, compared to $144 million or 58% of communications systems revenues for fiscal 1995. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber and infrastructure equipment and increased ASICs volume. The increase in communications systems costs as a percentage of communications systems revenues was due to previously anticipated start-up costs associated with the manufacturing of CDMA subscriber, infrastructure, and ASIC products and increasing volumes of CDMA subscriber equipment and components. Such subscriber equipment generates lower margins than the Company's OmniTRACS business which was the major element of communication systems revenues in fiscal 1995.

   Contract services costs for fiscal 1996 were $90 million or 69% of contract services revenues, compared to $69 million or 73% of contract services revenues for fiscal 1995. The increase in costs was primarily related to the significant growth in the Globalstar development effort. The percentage decrease in contract services costs as a percentage of contract services revenues was related to the overall growth and relative mix of labor and subcontract costs on the Globalstar development contract.

   Research and development costs were $162 million or 20% of revenues for fiscal 1996, compared to $80 million or 21% of revenues for fiscal 1995. This dollar increase was attributable primarily to increased efforts toward the development of commercial CDMA infrastructure and subscriber equipment and ASIC components.

   Selling and marketing expenses were $74 million or 9% of revenues for fiscal 1996, compared to $38 million or 10% of revenues for fiscal 1995. The dollar increase in selling and marketing was due primarily to the growth in personnel and other marketing expenses, primarily related to the introduction of CDMA products in the domestic and international marketplace, and to support sales growth in the OmniTRACS. The Company opened three new international offices in fiscal 1996.

   General and administrative expenses for fiscal 1996 were $49 million or 6% of revenues, compared to $35 million or 9% of revenues for fiscal 1995. The dollar increase was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations. General and administrative costs as a percentage of revenues declined due to the significantly increased revenue base in fiscal 1996. Also, during the second quarter of fiscal 1996, the Company and Hughes agreed to dismiss their respective litigation against each other without penalty by either party. In fiscal 1995, the Company had accrued $3 million for the anticipated liability for legal fees. As a result of the settlement of this litigation, the Company reversed this accrual in the second quarter of fiscal 1996, resulting in a $3 million reduction to general and administrative expense.

   Interest income was $24 million for fiscal 1996, compared to $10 million for fiscal 1995. The increase in fiscal 1996 was primarily due to interest generated from the public offering proceeds received in August 1995.

   Interest expense was $3 million for fiscal 1996, compared to $2 million for fiscal 1995. The increase was primarily due to the increased outstanding debt and capital leases related to the QPE joint venture.

   The minority interest primarily consists of Sony's 49% share of the losses of QPE, a joint venture consolidated in the Company's financial statements.

   Income tax expense was $6 million for fiscal 1996, compared to $10 million for fiscal 1995. The decrease was primarily due to lower pretax earnings in fiscal 1996 and the incorporation of the additional tax losses from the guarantee of Globalstar vendor financing obligations. The effective tax rate in fiscal 1996 was 21% compared to 24% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that the cash and cash equivalents and investment balances of $809 million at September 28, 1997, including interest earned thereon, will be used to fund working and fixed capital requirements including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

   In fiscal 1997, $29 million in cash was used in operating activities, compared to $69 million used in operating activities in fiscal 1996. The cash used in operating activities in 1997 relates to an increase in net working capital requirements offset by improved cash flow from operations resulting from the increase in net income plus higher levels of depreciation and amortization. The increase in net working capital requirements was due to increases in inventories, accounts receivable and finance receivables offset by the increase in accounts payable and accrued liabilities. The increase in receivables and inventories reflects the significant increase in CDMA equipment sales during fiscal 1997. Investments in other assets include a one time payment of approximately $18 million to the city of San Diego in exchange for certain naming rights to San Diego Jack Murphy Stadium. The stadium was renamed QUALCOMM Stadium with certain rights obtained for signage in and around the facility for a twenty-year period.

   Investments in capital expenditures, intangible assets and other entities totaled $221 million in fiscal 1997, compared to $227 million in fiscal 1996. Significant components in fiscal 1997 consisted of the purchase of $163 million of capital assets, the purchase of $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat PCS, the investment of $9 million for a 49% ownership interest in Telesystems of Ukraine, a Ukrainian limited liability company, and the investment of $7 million in entities in which the Company holds less than a 50% ownership interest. Significant components in fiscal 1996 consisted of the purchase of $217 million of capital assets, the purchase of intangible assets of $4 million and the investment of $6 million in entities in which the Company holds less than a 50% ownership interest. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, throughout fiscal 1998.

   Investments in other entities include investments in C-Block licensees, (including $20 million in NextWave Telecom, Inc.) and foreign entities and joint ventures, which may expose the Company to certain financial risks. Some of these entities may require substantial additional equity investments, loans or advances in order to expedite the build-out and deployment of CDMA systems. NextWave will require significant financing to complete its PCS network build-out and to meet its payment obligations relating to the purchase of PCS licenses from the FCC. NextWave's failure to obtain sufficient financing or to meet its obligations to the FCC could adversely affect the value of the Company's investment in NextWave. There can be no assurance that NextWave will be successful in obtaining sufficient financing for its network build-out or in meeting its payment obligations to the FCC. The Company may continue to make similar investments in future periods in an effort to expand its infrastructure business. There can be no assurances that these current or future investments, loans or advances will provide an adequate financial or market return. As a result, such investments, loans and advances may have a material adverse effect on the Company's results of operations, liquidity or financial position.

   In fiscal 1997, the Company's financing activities provided net cash of $704 million compared to $87 million in fiscal 1996. Fiscal 1997 included $660 million in proceeds from the issuance of the Trust Convertible Preferred Securities and $33 million from the issuance of common stock under the Company's stock option and employee stock purchase plans. Additionally, QPE made net additional draws of $29 million on its outstanding credit facility. Fiscal 1996 included proceeds from the QPE bank lines of credit, the sale and lease back by QPE of manufacturing equipment and additional contributions received from Sony related to the QPE joint venture, which were partially offset by the retirement of the $20 million note on the San Diego Design Center.

   The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds which may be derived through additional debt, equity financing, or other sources. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company continues to evaluate financing alternatives, including unsecured bank facilities, extension of the current QPE secured revolving credit facilities, or other sources of debt or equity financing. The Company is in the process of establishing a $300 million line of credit and anticipates finalizing the terms of the credit facility during the first quarter of fiscal 1998. There can be no assurances such additional financing, including the $300 million credit facility, will be available or, if available, that it will be on acceptable terms.

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

   Cellular, PCS and WLL network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to arrange or provide for such financing, the Company will likely be subjected to significant project, market, political and credit risks. The Company may be required to provide such financing directly, and/or guarantee such financing through third-party lenders. The amount of such financing could become significant and, if not repaid by the carrier, could have a material adverse effect on the Company's operating results and liquidity. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), and directly with other service providers. (See "--Notes to Consolidated Financial Statements --Note 3. Finance Receivables.") The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment. In addition, during fiscal 1998, the Company expects to finalize negotiations with Globalstar which could result in the deferral of approximately $100 million of remaining contract payments under the development agreement, the majority of which relates to contract services to be provided subsequent to September 28, 1997. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral.

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

   The Company and QPE have entered into contracts that provide performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position.

FUTURE ACCOUNTING REQUIREMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"),"Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

ITEM 8. FINANCIAL STATEMENTS

   The Company's consolidated financial statements at September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997 and the Report of Price Waterhouse LLP, Independent Accountants, are included in this report on Form 10-K on pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the QUALCOMM Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 10, 1998 (the "Proxy Statement"). Information regarding Executive Officers is set forth in
Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   PAGE
                                                                                   NUMBER
                                                                                   ------
 (a) Documents filed as part of the report:
     (1) Report of Independent Accountants                                           F-1
         Consolidated Balance Sheets at September 30, 1997 and 1996                  F-2
         Consolidated Statements of Income for Fiscal 1997, 1996 and 1995            F-3
         Consolidated Statements of Cash Flows for Fiscal 1997, 1996 and 1995        F-4
         Consolidated Statements of Stockholders' Equity for Fiscal 1997,
          1996 and 1995                                                              F-5
         Notes to Consolidated Financial Statements                                  F-6
     (2) Consolidated Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts                               S-1

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(3) Exhibits

     EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------
        3.1     Restated Certificate of Incorporation.(1)
        3.2     Certificate of Amendment of Restated Certificate of
                Incorporation.(7)
        3.3     Certificate of Designation of Preferences.(15)
        3.4     Bylaws.(2)(2)
        3.5     Amendment of the Bylaws.
        4.1     Certificate of Trust of QUALCOMM Financial Trust I, filed with the Delaware Secretary of State on February 7, 1997.(16)
        4.2     Declaration of Trust of QUALCOMM Financial Trust I, dated as of
                February 7, 1997, among QUALCOMM Incorporated, as Sponsor,
                Wilmington Trust Company, as Delaware Trustee and Property
                Trustee, and Irwin Mark Jacobs, Harvey P. White, and Anthony
                Thornley, as Regular Trustees.(16)
        4.3     Amended and Restated Declaration of Trust of QUALCOMM Financial
                Trust I, dated as of February 25, 1997, among QUALCOMM
                Incorporated, as Sponsor, Wilmington Trust Company, as Delaware
                Trustee and Property Trustee, and Irwin Mark Jacobs, Harvey P.
                White, and Anthony Thornley, as Regular Trustees.(16)
        4.4     Indenture for the 5-3/4% Convertible Subordinated Debt
                Securities, dated as of February 25, 1997, among QUALCOMM
                Incorporated and Wilmington Trust Company, as Indenture
                Trustee.(16)
        4.5     Form of 5-3/4% Trust Convertible Preferred Securities (Included
                in Annex 1 to Exhibit 4.3 above).(16)
        4.6     Form of 5-3/4% Convertible Subordinated Debt Securities
                (Included in Annex 1 to Exhibit 4.3 above).(16)
        4.7     Preferred Securities Guarantee Agreement, dated as of February
                25, 1997, between QUALCOMM Incorporated, as Guarantor, and
                Wilmington Trust Company, as Guarantee Trustee.(16)
        10.1    Form of Indemnity Agreement between the Company, each director and certain officers.(2)(14)
        10.2    1991 Stock Option Plan, as amended.(10)(14)
        10.3    Form of Incentive Stock Option Grant under the 1991 Stock Option
                Plan.(2)(14)
        10.4    Form of Supplemental Stock Option Grant under the 1991 Stock
                Option Plan.(2)(14)
        10.5    1991 Employee Stock Purchase Plan.(11)(14)
        10.6    Form of Employee Stock Purchase Plan Offering under the 1991
                Employee Stock Purchase Plan.(2)(14)
        10.7    Registration Rights Agreement dated September 11, 1991 between the Company and various Stockholders.(2)
        10.8    Satellite Service Agreement dated March 5, 1991 between the
                Company and GTE Spacenet Corporation.(2)(3)
        10.9    Joint Venture Agreement dated January 24, 1990 between the
                Company and Alcatel Transmission par Faisceaux Hertziens.(2)(3)
        10.10   Agreement dated April 17, 1989 between the Company and PACTEL
                Corporation.(2)(3)
        10.11   CDMA Technology Agreement and related Patent License Agreement, each dated July 3, 1990 between the Company and American
                Telephone & Telegraph Company.(2)(3)
        10.12   DS-CDMA Technology Agreement and related Patent License
                Agreement, each dated September 26, 1990 between the Company and
                MOTOROLA, Inc.(2)(3)
        10.13   JSM Shareholders Agreement dated May 24, 1991 between the
                Company, C. Itoh, Ltd. and Nippon Steel Corporation.(2)(3)
        10.14   401(k) Plan.(2)
        10.15   Amendments dated January 15, 1992 and February 7, 1992 to that certain Technology Agreement dated July 3, 1990 with American
                Telephone & Telegraph Company.(4)
        10.16   Amendment dated January 21, 1992 to that certain Technology
                Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)
        10.17   Non-Employee Directors' Stock Option Plan (the "Directors'
                Plan").(14)(15)
        10.18   Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)
        10.19   Joint Venture and Partnership Agreement dated February 25, 1994 between QUALCOMM Investment Company and Sony Electronics CDMA
                Investment, Inc.(7)(8)

     EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------

        10.20   Contract dated March 18, 1994 between the Company and
                Globalstar, L.P.(7)(8)

        10.21   Executive Retirement Matching Contribution Plan.(12)(14)

        10.22   1996 Non-qualified Employee Stock Purchase Plan.(13)(14)

        10.23   Stockholder Rights Plan.(9)

        10.24   Registration Rights Agreement, dated February 25, 1997, between
                QUALCOMM Financial Trust I and Lehman Brothers, Bear Stearns &
                Co., Inc., Alex. Brown & Sons Incorporated, Goldman, Sachs & Co.
                and Merrill Lynch & Co., as Initial Purchasers.(16)

        11.1    Calculation of earnings per share.

        23.1    Consent of Price Waterhouse LLP.

        24.1    Power of Attorney. Reference is made to page 46.

        27.0    Financial Data Schedule.

----------

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

(10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2754) filed on March 25, 1996.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2756) filed on March 25, 1996.

(12) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2752) filed on March 25, 1996.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-2750) filed on March 25, 1996.

(14) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(15) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(16) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-26069) or amendments thereto and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended September 28, 1997.

(c) EXHIBITS

     The exhibits required by this Item are listed under Item 14(a)(3).

(d) FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 24, 1997

                                       QUALCOMM Incorporated

                                       By /s/ IRWIN MARK JACOBS
                                          -----------------------------------
                                          Irwin Mark Jacobs,
                                          Chief Executive Officer and Chairman

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

           SIGNATURE                               TITLE                           DATE
           ---------                               -----                           ----
  /s/    IRWIN MARK JACOBS          Chief Executive Officer and Chairman    November 24, 1997
--------------------------------        (Principal Executive Officer)
         Irwin Mark Jacobs

  /s/    ANDREW J. VITERBI                      Vice-Chairman               November 24, 1997
--------------------------------
         Andrew J. Viterbi

  /s/     HARVEY P. WHITE                   President and Director          November 24, 1997
--------------------------------
          Harvey P. White

  /s/   ANTHONY S. THORNLEY               Senior Vice President, Chief      November 24, 1997
--------------------------------         Financial Officer, (Principal
        Anthony S. Thornley            Financial and Accounting Officer)


  /s/   RICHARD C. ATKINSON                        Director                 November 24, 1997
--------------------------------
        Richard C. Atkinson

  /s/    ADELIA A. COFFMAN                         Director                 November 24, 1997
--------------------------------
         Adelia A. Coffman

  /s/    JEROME S. KATZIN                          Director                 November 24, 1997
--------------------------------
         Jerome S. Katzin

  /s/      NEIL KADISHA                            Director                 November 24, 1997
--------------------------------
           Neil Kadisha

  /s/     DUANE A. NELLES                        Director                   November 24, 1997
--------------------------------
        Duane A. Nelles

  /s/   PETER M. SACERDOTE                       Director                   November 24, 1997
--------------------------------
       Peter M. Sacerdote

  /s/      MARC I. STERN                         Director                   November 24, 1997
--------------------------------
         Marc I. Stern

  /s/    BRENT SCOWCROFT                         Director                   November 24, 1997
--------------------------------
        Brent Scowcroft

  /s/     FRANK SAVAGE                           Director                   November 24, 1997
--------------------------------
          Frank Savage

  /s/    ROBERT E. KAHN                          Director                   November 24, 1997
--------------------------------
         Robert E. Kahn

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of QUALCOMM Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 42 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

San Diego, California
November 7, 1997

                              QUALCOMM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,
                                                                   1997            1996
                                                               ------------     --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................     $  248,837     $  110,143
  Investments .............................................        448,235        236,129
  Accounts receivable, net ................................        445,382        217,433
  Finance receivables .....................................        111,501             --
  Inventories .............................................        225,156        171,511
  Other current assets ....................................         70,484         15,974
                                                                ----------     ----------
   Total current assets ...................................      1,549,595        751,190
PROPERTY, PLANT AND EQUIPMENT, NET ........................        425,090        352,699
INVESTMENTS ...............................................        111,786          8,009
OTHER ASSETS ..............................................        188,209         73,432
                                                                ----------     ----------
TOTAL ASSETS ..............................................     $2,274,680     $1,185,330
                                                                ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ................     $  409,156     $  229,799
  Unearned revenue ........................................         45,084         13,226
  Bank lines of credit ....................................        110,000         80,700
  Current portion of long-term debt .......................          3,238          2,234
                                                                ----------     ----------
   Total current liabilities ..............................        567,478        325,959
LONG-TERM DEBT ............................................          7,729         10,908
OTHER LIABILITIES .........................................         15,295          3,550
                                                                ----------     ----------
   Total liabilities ......................................        590,502        340,417
                                                                ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
  PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY
  DEBT SECURITIES OF THE COMPANY (NOTE 7) .................        660,000             --
                                                                ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (NOTE 10) ....             --             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value issuable in series;
   8,000 shares authorized; none outstanding in 1997 and
   1996 ...................................................             --             --
  Common stock, $0.0001 par value; 150,000 shares
   authorized; 68,124 and 66,535 shares issued and
   outstanding in 1997 and 1996 ...........................              7              7
  Paid-in capital .........................................        906,373        819,042
  Retained earnings .......................................        117,798         25,864
                                                                ----------     ----------
   Total stockholders' equity .............................      1,024,178        844,913
                                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................     $2,274,680     $1,185,330
                                                                ==========     ==========

                             See accompanying notes.

                              QUALCOMM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------
                                                     1997             1996            1995
                                                 -----------      -----------      -----------
REVENUES:
  Communications systems ...................     $ 1,733,169      $   582,953      $   246,997
  Contract services ........................         211,661          131,022           95,150
  License, royalty and development fees ....         151,535           99,875           44,465
                                                 -----------      -----------      -----------
          Total revenues ...................       2,096,365          813,850          386,612
                                                 -----------      -----------      -----------

OPERATING EXPENSES:
  Communications systems ...................       1,361,641          445,481          143,774
  Contract services ........................         156,365           90,380           69,396
  Research and development .................         235,922          162,340           80,171
  Selling and marketing ....................         147,040           74,114           37,754
  General and administrative ...............          89,148           48,971           34,918
  Other ....................................           8,792               --               --
                                                 -----------      -----------      -----------
          Total operating expenses .........       1,998,908          821,286          366,013
                                                 -----------      -----------      -----------

OPERATING INCOME (LOSS) ....................          97,457           (7,436)          20,599

INTEREST INCOME ............................          34,845           24,239            9,529
INTEREST EXPENSE ...........................         (11,012)          (3,354)          (2,264)
GAIN ON SALE OF TRADING SECURITIES .........          13,400               --               --
DISTRIBUTIONS ON TRUST CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST ...........         (23,277)              --               --
MINORITY INTEREST IN (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARY ..................          (2,979)          13,178           12,016
                                                 -----------      -----------      -----------
INCOME BEFORE INCOME TAXES .................         108,434           26,627           39,880
INCOME TAX EXPENSE .........................         (16,500)          (5,600)          (9,700)
                                                 -----------      -----------      -----------
NET INCOME .................................     $    91,934      $    21,027      $    30,180
                                                 ===========      ===========      ===========

NET EARNINGS PER COMMON SHARE:
  Primary ..................................     $      1.27      $      0.30      $      0.53
                                                 ===========      ===========      ===========
  Fully diluted ............................     $      1.27      $      0.30      $      0.52
                                                 ===========      ===========      ===========

SHARES USED IN PER SHARE CALCULATION:
  Primary ..................................          72,430           70,214           57,420
                                                 ===========      ===========      ===========
  Fully diluted ............................          72,665           70,468           58,194
                                                 ===========      ===========      ===========

                             See accompanying notes.

                              QUALCOMM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEARS ENDED SEPTEMBER 30,
                                                   ---------------------------------------
                                                      1997           1996           1995
                                                   ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net income .................................     $  91,934      $  21,027      $  30,180
  Depreciation and amortization ..............        93,598         56,817         30,919
  Tax benefit from recognition of deferred
   tax assets ................................       (21,531)            --         (3,000)
  Gain on sale of trading securities .........       (13,400)            --             --
  Non-cash charge for impaired assets ........         8,792             --             --
  Minority interest in income (loss) of
   consolidated subsidiary ...................         2,979        (13,178)       (12,016)
  Increase (decrease) in cash resulting
   from changes in:
     Accounts receivable, net ................      (227,949)      (134,700)       (19,806)
     Finance receivables .....................      (111,501)            --             --
     Inventories .............................       (53,645)      (127,501)       (28,379)
     Other assets ............................       (34,260)       (11,550)         9,609
     Accounts payable and accrued
       liabilities............................       179,357        134,030         36,790
     Unearned revenue ........................        31,858          5,013          1,774
     Other liabilities .......................        11,745            926           (227)
 Proceeds from sale of trading securities ....        23,129             --             --
 Purchase of trading securities ..............        (9,729)            --             --
                                                   ---------      ---------      ---------
Net cash (used in) provided by
 operating activities ........................       (28,623)       (69,116)        45,844
                                                   ---------      ---------      ---------
INVESTING ACTIVITIES:
  Issuance of note receivable (Note 10) ......            --        (25,000)            --
  Collection of note receivable (Note 10) ....            --          9,602             --
  Capital expenditures .......................      (163,115)      (216,554)       (99,455)
  Purchases of investments ...................      (978,745)      (587,898)       (84,343)
  Maturities of investments ..................       662,862        422,127         98,423
  Purchases of intangible assets .............            --         (3,843)        (5,054)
  Investments in other entities ..............       (57,887)        (6,500)       (11,925)
                                                   ---------      ---------      ---------
Net cash used in investing activities ........      (536,885)      (408,066)      (102,354)
                                                   ---------      ---------      ---------
FINANCING ACTIVITIES:
  Sale-leaseback transaction .................            --         10,248             --
  Net borrowings under bank lines of credit ..        29,300         80,700             --
  Proceeds from issuance of trust
   convertible preferred securities of
   subsidiary trust...........................       660,000             --             --
  Deferred offering costs ....................       (18,624)            --             --
  Principal payments on long-term debt .......        (2,175)       (46,036)        (3,749)
  Proceeds from issuance of notes payable ....            --         11,772         10,757
  Minority interest investment in
   consolidated subsidiary ...................         3,182          6,397          5,917
  Net proceeds from issuance of common stock .        32,519         23,615        499,165
                                                   ---------      ---------      ---------
Net cash provided by financing activities ....       704,202         86,696        512,090
                                                   ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ................................       138,694       (390,486)       455,580
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       110,143        500,629         45,049
                                                   ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....     $ 248,837      $ 110,143      $ 500,629
                                                   =========      =========      =========

                             See accompanying notes.

                              QUALCOMM INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  RETAINED
                                            COMMON STOCK                          EARNINGS
                                     -------------------------      PAID-IN     (ACCUMULATED
                                       SHARES         AMOUNT         CAPITAL       DEFICIT)          TOTAL
                                     ----------     ----------     ----------     ----------      ----------
BALANCE AT SEPTEMBER 30, 1994 ..         51,486     $        5     $  287,508     $  (25,343)     $  262,170

Exercise of stock options ......          1,458             --          9,318             --           9,318
Tax benefit from exercise of
  stock options ................             --             --          8,102             --           8,102
Issuance of common stock, net of
  issuance costs of $17,364 ....         11,500              1        485,761             --         485,762
Issuance for Employee Stock
  Purchase Plan ................            249             --          4,085             --           4,085
Net income .....................             --             --             --         30,180          30,180
                                     ----------     ----------     ----------     ----------      ----------
BALANCE AT SEPTEMBER 30, 1995 ..         64,693              6        794,774          4,837         799,617

Exercise of stock options ......          1,510              1         14,277             --          14,278
Tax benefit from exercise of
  stock options ................             --             --            654             --             654
Issuance for Employee Stock
  Purchase Plans and Executive
  Retirement Plans .............            332             --          9,337             --           9,337
Net income .....................             --             --             --         21,027          21,027
                                     ----------     ----------     ----------     ----------      ----------
BALANCE AT SEPTEMBER 30, 1996 ..         66,535              7        819,042         25,864         844,913

Exercise of stock options ......          1,208             --         19,979             --          19,979
Tax benefit from exercise of
  stock options (Note 5) .......             --             --         54,812             --          54,812
Issuance for Employee Stock
  Purchase Plans and Executive
  Retirement Plans .............            381             --         12,540             --          12,540
Net income .....................             --             --             --         91,934          91,934
                                     ----------     ----------     ----------     ----------      ----------
BALANCE AT SEPTEMBER 30, 1997 ..         68,124     $        7     $  906,373     $  117,798      $1,024,178
                                     ==========     ==========     ==========     ==========      ==========


                             See accompanying notes.

                              QUALCOMM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   The Company

   QUALCOMM Incorporated (the "Company" or "QUALCOMM"), a Delaware corporation, develops, manufactures, markets, licenses and operates advanced communications systems and products based on digital wireless technology, including mobile and fixed satellite communications systems and products and digital wireless telephone systems and products using the Company's proprietary Code Division Multiple Access ("CDMA") technology. Other products include secure communications equipment and subsystems and a range of Very Large Scale Integrated circuit components for use in commercial and government applications.

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

   Revenues

   Revenue from communications systems and products is generally recognized at the time the units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, based either on costs incurred to date compared with total estimated costs at completion or using a units of delivery methodology. Estimated contract losses are recognized when determined. Non-refundable license fees are recognized when there is no material continuing performance obligation under the agreement and collection is probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

   A significant portion of the Company's CDMA revenues are concentrated with a limited number of customers because the worldwide market for wireless telephone systems and products is dominated by a small number of large corporations and government agencies. The Company also derives significant revenues from the North American trucking industry, particularly providers of long-haul transportation of goods and equipment.

   During fiscal 1997, 1996 and 1995, revenues from Globalstar (Note 10) accounted for 10%, 15% and 19% of revenues, respectively. Revenues from international customers were approximately 30%, 36% and 20% of total revenues in fiscal 1997, 1996 and 1995, respectively. The 1997, 1996 and 1995 revenues included $522 million, $221 million and $43 million from Asia, respectively; $68 million, $36 million and $12 million from Canada, respectively; and $8 million, $13 million and $10 million from Latin America, respectively.

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

   Investments

   Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 1997 and 1996, the Company's investment portfolio consisted of debt securities classified as held-to-maturity and is presented at its amortized cost.

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

   Investments in Other Entities

   Investments in corporate entities with less than 20% voting interest are accounted for under the cost method. The Company uses the equity method to account for ownership interests in partnerships and for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee.

   Intangible Assets

   Intangible assets are recorded at cost and amortized over their estimated useful lives, which currently range from three to five years.

   Long-Lived Assets

   The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company recorded an $8.8 million non-cash pretax charge during fiscal 1997 relating to the impairment of certain long-lived assets. The $8.8 million charge represents the total carrying value of these assets and related net disposition costs.

   Stock Options

   The Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" for fiscal year 1997. Upon adoption of FAS 123, the Company continues to measure compensation expense for its stock-based employee and non-employee directors compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and provides pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by FAS 123 had been applied in measuring compensation expense.

   Foreign Currency

   Local currencies are generally considered to be the functional currency for operations outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates; income and expenses are translated at average rates of exchange prevailing during the year. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. The effects of translating the financial position and results of operations of local currency operations have not been significant to the Company's consolidated financial statements.

   The Company enters into foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. The principal currency hedged is the Japanese yen over periods of up to three months. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction.

   Forward contracts designated to hedge foreign currency transaction exposure of approximately $7.8 million were outstanding as of September 30, 1997, which also approximated their fair value. The Company had no foreign currency forward contracts outstanding as of September 30, 1996.

   During fiscal 1997 and 1996, the Company had net foreign currency transaction gains included in the Company's statement of income of approximately $0.6 million and $1.4 million, respectively. During fiscal 1995, net foreign currency transaction gains and losses were not significant.

   Income Taxes

   Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted. Investment tax credits are reflected as a reduction of income tax expense using the flow through method in the year in which they are earned.

   Net Earnings Per Common Share

   Primary earnings per common share are calculated by dividing net income by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the reporting period. Common equivalent shares are shares issuable from exercises of outstanding stock options and warrants. The number of common equivalent shares is determined by the treasury stock method, using the average market price of the Company's common stock during the reporting period. Fully diluted earnings per share reflect the additional dilutive effect of common stock equivalents using the market price of the Company's common stock at the end of the reporting period. The conversion of the Trust Convertible Preferred Securities (Note 7) is not assumed for fiscal 1997 since its effect would be anti-dilutive.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" which the Company will be required to adopt in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior period EPS data presented for comparative purposes. FAS 128 supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share" and replaces the primary and fully diluted earnings per share computations pursuant to APB 15 with basic and diluted EPS. Basic EPS excludes the dilutive effect of stock options and warrants and will therefore be higher than primary EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. Respective pro forma basic and diluted EPS amounts calculated under FAS 128 amounted to $1.37 and $1.28 in fiscal 1997, $0.32 and $0.30 in fiscal 1996, and $0.56 and $0.52 in fiscal 1995.

   Reclassification

   Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.  INVESTMENTS

   At September 30, 1997 and 1996, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following (in thousands):

                                                              CURRENT       LONG-TERM
                                                              -------       ---------
       1997
         U.S. government securities.....................     $  7,998      $ 64,863
         Commercial paper...............................      209,828            --
         Certificates of deposit........................      211,604            --
         Corporate medium-term notes....................       18,805        46,923
                                                             --------      --------
                                                             $448,235      $111,786
                                                             ========      ========
       1996
         U.S. government securities.....................     $     --      $  5,000
         Commercial paper...............................      157,070            --
         Certificates of deposit........................       70,064            --
         Corporate medium-term notes....................        8,995         3,009
                                                             --------      --------
                                                             $236,129      $  8,009
                                                             ========      ========

   At September 30, 1997, maturities for long-term securities were between one and two years. At September 30, 1997 and 1996, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.

NOTE 3.  FINANCE RECEIVABLES

   Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with the option to issue long-term interest bearing notes to the Company for the purchase of equipment and/or services. At September 30, 1997, the finance receivables of $111.5 million primarily resulted from sales to one customer having the ability to convert outstanding amounts into loans receivable with interest at selected market rates plus applicable margin and with an eight year principal amortization term. During fiscal 1997, the Company entered into an agreement to sell loans receivable from the customer to a financial institution at par value on a non-recourse basis. Pursuant to this agreement, the Company sold approximately $17 million of such customer loans during fiscal 1997. During October 1997, the Company sold approximately $76 million of the $111.5 million finance receivables outstanding as of September 30, 1997. The Company expects to realize the remaining finance receivables within one year from September 30, 1997.

   Unfunded commitments to extend long-term financing under sales arrangements at September 30, 1997, including amounts in finance receivables at September 30, 1997, aggregated approximately $257 million. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser or greater amounts.

   Wireless network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining equipment and services contracts. As such, the Company may continue to enter into significant future commitments to provide or guarantee long-term financing for its customers.

NOTE 4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                  1997         1996
                                                                --------     --------
                                                                    (IN THOUSANDS)
         Accounts Receivable, net:
           Trade, net of allowance for doubtful accounts
            of $18,892 and $8,223, respectively..............   $343,619     $181,732
           Long-term contracts:
              Billed.........................................     53,159       12,363
              Unbilled.......................................     32,230       20,052
           Other.............................................     16,374        3,286
                                                                --------     --------
                                                                $445,382     $217,433
                                                                ========     ========

   The Company's trade receivables at September 30, 1997 and 1996 included 12% and 31%, respectively, from customers in the trucking industry. Predominantly all of the remaining trade receivables at September 30, 1997 and 1996 were from customers in the wireless telecommunications industry.

   Unbilled receivables represent costs and profits recorded in excess of amount billable pursuant to contract provisions and are expected to be realized within one year.

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
                                                            (IN THOUSANDS)
Inventories:
  Raw materials ....................................     $118,516     $ 97,779
  Work-in-progress .................................       55,088       35,686
  Finished goods ...................................       51,552       38,046
                                                         --------     --------
                                                         $225,156     $171,511
                                                         ========     ========
Property, Plant and Equipment, net:
  Land .............................................     $ 32,904     $ 29,955
  Buildings and improvements .......................      165,850      135,239
  Computer equipment ...............................      232,119      158,165
  Machinery and equipment ..........................      153,483      131,485
  Furniture and office equipment ...................       20,904       10,314
  Leasehold improvements ...........................       20,764        4,877
                                                         --------     --------
                                                          626,024      470,035
  Less accumulated depreciation and amortization ...      200,934      117,336
                                                         --------     --------
                                                         $425,090     $352,699
                                                         ========     ========
Other Assets:
  Intangible assets, net of accumulated amortization
  of $6,697 and $9,975, respectively ...............     $  2,473     $ 10,690
  Investments in other entities (Note 10) ..........       99,826       41,939
  Due from minority partner in QPE (Note 10) .......       10,647       16,808
  Deferred tax assets ..............................       32,969           --
  Stadium naming rights, net of amortization of
   $375 in 1997 ....................................       17,625           --
  Deferred offering costs (Note 7) .................       17,906           --
  Other ............................................        6,763        3,995
                                                         --------     --------
                                                         $188,209     $ 73,432
                                                         ========     ========
Accounts Payable and Accrued Liabilities:
  Trade payables ...................................     $216,660     $163,599
  Accrued payroll and related benefits .............       58,297       33,591
  Accrued warranty .................................       48,626        9,286
  Other accrued liabilities ........................       85,573       23,323
                                                         --------     --------
                                                         $409,156     $229,799
                                                         ========     ========

NOTE 5.  INCOME TAXES

   The components of income tax provision (benefit) for the years ended September 30 are as follows (in thousands):

                                               1997       1996       1995
                                             --------   --------  --------
   Current provision:
     Federal................................ $ 71,891   $  1,301  $  8,946
     State..................................    2,288        695     1,459
     Foreign................................    4,407      3,604     2,295
                                             --------   --------  --------
                                               78,586      5,600    12,700
                                             --------   --------  --------
   Deferred benefit:
     Federal................................  (51,186)        --    (3,000)
     State..................................  (10,900)        --        --
                                             --------   --------  --------
                                              (62,086)        --    (3,000)
                                             --------   --------  --------
                                             $ 16,500   $  5,600  $  9,700
                                             ========   ========  ========

   The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense for the years ended September 30 (in thousands):

                                                1997       1996      1995
                                              --------   --------  --------
    Expected income tax expense at federal
      statutory tax rate..................... $ 37,956   $  9,316  $ 13,958
    State income tax expense.................    2,288        695     1,459
    Foreign taxes............................    4,407      3,604     2,295
    Income recognition differences...........    3,523     (4,866)    1,039
    Tax benefit from recognition of deferred
      tax assets.............................  (21,531)        --    (3,000)
    Tax credit utilization...................  (12,850)    (3,575)   (7,040)
    Other....................................    2,707        426       989
                                              --------   --------  --------
    Actual income tax expense................ $ 16,500   $  5,600  $  9,700
                                              ========   ========  ========

   At September 30, 1997 and 1996, the Company had total deferred tax assets as follows (in thousands):

                                                        1997        1996
                                                      -------     -------
    Income recognition differences................    $68,788     $17,705
    Stock option tax deductions...................     12,101      37,973
    Tax credits...................................        298       7,628
                                                      -------     -------
                                                       81,187      63,306
    Less valuation allowance......................         --      56,306
                                                      -------     -------
                                                      $81,187     $ 7,000
                                                      =======     =======

   During fiscal 1997 and 1995, the Company reduced its valuation allowance to recognize deferred tax assets that met the "more likely than not" criteria for recognition established by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." As a result, tax benefits relating to income recognition differences and tax credits were recorded as part of the Company's tax provision in the statement of income in those respective years. The benefit for stock option tax deductions is credited directly to paid-in capital for financial reporting purposes.

   For tax reporting purposes, at September 30, 1997 the Company had $12.4 million of unused research and development and alternative minimum tax credits expiring in 2011.

   Cash amounts paid for income taxes were $18.2 million, $4.8 million and $6.7 million for fiscal 1997, 1996 and 1995, respectively, and exclusive of a $2.2 million refund received in fiscal 1996.

NOTE 6.  DEBT AND CREDIT FACILITIES

   During July 1996, QPE (Note 10) entered into two separate $100 million revolving credit facilities, each with identical terms, expiring in July 1997. In July 1997, QPE and its existing lenders entered into separate identical amendments pursuant to which the expiration date of both credit facilities was extended to July 1998. Borrowings under the facilities, which are drawn in equal amounts, totaled $110 million and $80.7 million at September 30, 1997 and 1996, respectively. The interest rate under the facilities is at the prime rate, or, at QPE's option, at a mutually acceptable market rate. The weighted average interest rate on outstanding borrowings was 6.0% and 6.1% during fiscal 1997 and 1996, respectively, and 6.0% and 6.5% at September 30, 1997 and 1996, respectively. The credit facilities are non-recourse to the Company and the minority interest holder in QPE and are collateralized by QPE's accounts receivable and inventories, which at September 30, 1997, on a consolidated basis, amounted to $100.2 million and $88.8 million, respectively. However, in the event that QPE cannot repay the bank borrowings, both the Company and the minority interest holder in QPE have agreed to provide subordinated loans to QPE in proportion to their respective ownership interests, to the extent that the sum of QPE's tangible net worth and the total loan commitments are not less than zero. Under the terms of the credit facilities, amounts that QPE may borrow outside of the credit facilities are limited.

   During fiscal 1996, QPE entered into an agreement for the sale and leaseback of certain manufacturing equipment with a net book value of approximately $10.2 million. There was no gain or loss realized as a result of the sale. The lease has an approximate five year term and is non-recourse to the Company and the minority interest holder in QPE. It is classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

   The annual principal installments for capital leases, long-term notes payable and other obligations are $3.2 million in fiscal 1998, $3.4 million in 1999, $3.5 million in 2000 and $0.9 million in 2001.

   The fair value of the Company's bank lines of credit are estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. At September 30, 1997 and 1996, the estimated fair value of the Company's bank lines of credit approximated their carrying value.

   Cash amounts paid for interest were $11.3 million, $3.9 million and $2.1 million for fiscal 1997, 1996 and 1995, respectively.

NOTE 7.  TRUST CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

   In February 1997, QUALCOMM Financial Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5-3/4% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities"). The sole assets of the Trust are QUALCOMM Incorporated 5-3/4% Convertible Subordinated Debentures ("Convertible Subordinated Debentures") due February 24, 2012. The obligations of the Trust related to the Trust Convertible Preferred Securities are fully and unconditionally guaranteed by the Company. The Trust Convertible Preferred Securities are convertible into Company common stock at the rate of
0.6882 shares of Company common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $72.6563 per share of common stock). Distributions on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The Company has reserved 9,084,000 shares of common stock as of September 30, 1997 for possible conversion of the Trust Convertible Preferred Securities at the option of the holders.

   The Company may cause the Trust to defer the payment of distributions for successive periods of up to twenty consecutive quarters. During such periods, accrued distributions on the Trust Convertible Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Convertible Subordinated Debentures. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into Company common stock, the holder will not receive any cash related to the deferred distribution.

   Issuance costs of $18.6 million related to the Trust Convertible Preferred Securities were deferred and are being amortized over the period until mandatory redemption of the securities in February 2012.

   As of September 30, 1997, the estimated fair value of the Trust Convertible Preferred Securities was approximately $701 million based on the last reported bid price in the Private Offerings Resales and Trading through Automated Linkages market.

NOTE 8.  CAPITAL STOCK

   Preferred Stock

   The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company's Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 1997 and 1996, no shares of preferred stock were outstanding.

   Common Stock

   In August 1995, the Company completed its third public offering consisting of 11,500,000 common shares with net proceeds of approximately $485.8 million.

   Common Stock Warrants

   In November 1991, the Company issued seven-year warrants to purchase 782,000 shares of common stock at $5.50 per share to a company for the relinquishment of all its claims to participation in certain future royalties, license fees and profits. A total of 782,000 shares of common stock is reserved for issuance upon exercise of these warrants. As of September 30, 1997, none of these warrants had been exercised.

   Preferred Share Purchase Rights Plan

   During fiscal 1996, the Board of Directors implemented a Preferred Share Purchase Rights Plan ("Rights Plan") to protect stockholders' rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding as of October 16, 1995. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-hundredth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250 (subject to adjustment). The Rights are exercisable only if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right (subject to termination) to receive the Company's common stock or other securities, cash or other assets having a market value (as defined) equal to twice such purchase price. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right.

NOTE 9.  EMPLOYEE BENEFIT PLANS

   Employee Savings and Retirement Plan

   The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for fiscal 1997, 1996 and 1995 was $5.9 million, $3.5 million and $1.9 million, respectively.

   Stock Option Plans

   The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock, at a price not less than 100% of the fair market value of the stock at the date of grant. The 1991 Stock Option Plan (the "Plan"), as amended, authorizes up to 28,400,000 shares to be granted no later than August 2001. The Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over a one to six year period and are exercisable for up to ten years from the grant date. At September 30, 1997, options for 3,074,000 shares were exercisable at prices ranging from $5.00 to $52.43 for an aggregate exercise price of $84.6 million.

   The Company has a Non-Employee Directors' Stock Option Plan which authorizes 600,000 shares to be granted no later than July 2003. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 1997, options for 198,000 shares were exercisable at prices ranging from $22.75 to $34.56 per share for an aggregate exercise price of $5.6 million.

   A summary of stock option transactions for the plans follows (number of shares in thousands):

                                                        OPTIONS OUTSTANDING
                                    OPTIONS     ---------------------------------------
                                   AVAILABLE     NUMBER       EXERCISE PRICE PER SHARE
                                    FOR GRANT   OF SHARES         RANGE        AVERAGE
                                    ---------   ---------     -------------- ---------
         SEPTEMBER 30, 1994.......   1,162       9,984        $ 0.50 - $38.78  $ 17.72
           Additional shares
            reserved..............   4,000
           Options granted........  (4,317)      4,317         22.87 -  52.43    31.01
           Options canceled.......     506        (506)         4.00 -  46.50    24.76
           Options exercised......      --      (1,458)         4.00 -  29.81     6.25
                                    ------      ------
         SEPTEMBER 30, 1995.......   1,351      12,337        $ 0.50 - $52.43  $ 23.44
           Additional shares
            reserved..............   6,000
           Options granted........  (5,929)      5,929         31.56 -  52.25    42.69
           Options canceled.......     683        (683)         5.00 -  52.43    30.98
           Options exercised......      --      (1,510)         1.00 -  29.75     9.21
                                    ------      ------
         SEPTEMBER 30, 1996.......   2,105      16,073        $ 0.50 - $52.43  $ 31.55
           Additional shares
             reserved.............   5,400
           Options granted........  (4,291)      4,291         37.50 -  62.37    47.29
           Options canceled.......     674        (674)         6.81 -  60.25    37.27
           Options exercised......      --      (1,208)         0.50 -  46.31    16.44
                                    ------      ------
         SEPTEMBER 30, 1997.......   3,888      18,482        $ 5.00 - $62.37  $ 35.99
                                    ======      ======

    The following table summarizes information about fixed stock options outstanding at September 30, 1997 (number of shares in thousands):

                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ----------------------------------    -------------------------
                                        WEIGHTED
                                         AVERAGE
                                        REMAINING    WEIGHTED                     WEIGHTED
                                       CONTRACTUAL   AVERAGE                       AVERAGE
           RANGE OF          NUMBER       LIFE       EXERCISE       NUMBER        EXERCISE
        EXERCISE PRICES     OF SHARES  (IN YEARS)      PRICE        OF SHARES       PRICE
        ---------------    ----------------------------------     ------------- ---------
      $  5.00 to $ 17.87        770          1.9     $  14.27          377       $    11.77
      $ 18.37 to $ 27.68      5,199          6.7        24.25        1,478            23.76
      $ 27.75 to $ 39.81      5,397          7.7        35.08          939            30.70
      $ 40.00 to $ 49.31      5,055          8.9        44.94          455            45.34
      $ 49.81 to $ 62.37      2,061          9.3        54.13           23            51.29
                           --------                               --------
                             18,482          7.7     $  35.99        3,272       $    27.57
                           =========                              ========

   Employee Stock Purchase Plans

   The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1991 Employee Stock Purchase Plan, as amended, authorizes up to 2,000,000 shares to be granted no later than August 2001. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 25,000 shares to be granted at anytime. During fiscal 1997, 1996 and 1995, shares totaling 370,000, 326,000 and 249,000 were issued under the plans at an average price of $33.77, $28.55 and $16.40 per share, respectively. At September 30, 1997, 554,000 shares were reserved for future issuance.

   Executive Retirement Plans

   The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, participants receive up to a 7.5% match of their deferral in the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plans authorize up to 100,000 shares to be allocated to participants at anytime. During fiscal 1997 and 1996, approximately 11,000 and 6,000 shares, respectively, were allocated under the plans and the Company's matching contribution during fiscal 1997 and 1996 amounted to $0.5 million and $0.3 million, respectively. At September 30, 1997, 83,000 shares were reserved for future allocation.

   Accounting for Stock-Based Compensation

   As permitted under FAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees and non-employee directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

   Pro forma information regarding net income and earnings per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees and non-employee directors (including stock option plans and shares issued under the Employee Stock Purchase Plans, collectively called "options") granted subsequent to September 30, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                              EMPLOYEE STOCK
                                  STOCK OPTION PLANS          PURCHASE PLANS
                                  ------------------          ---------------
                                    1997        1996          1997      1996
                                    ----        ----          ----      ----
          Risk-free interest rate   6.3%        6.1%          5.1%       5.1%
          Volatility               50.0%       50.0%         50.0%      50.0%
          Dividend yield            0.0%        0.0%          0.0%       0.0%
          Expected life (years)     6.0         6.0           0.5        0.5

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted during fiscal years 1997 and 1996 was $26.37 and $23.67 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during fiscal years 1997 and 1996 was $13.58 and $13.74, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The Company's pro forma information for the years ended September 30 are as follows (in thousands, except for net earnings per share):

                                       1997                           1996
                            -------------------------     --------------------------
                             As reported   Pro forma      As reported      Pro forma
                             -----------   ---------      -----------      ---------
Net income ............     $   91,934     $   73,197     $   21,027     $   6,019
Net earnings per share:
  Primary .............     $     1.27     $     1.10     $     0.30     $    0.09
  Fully diluted .......     $     1.27     $     1.07     $     0.30     $    0.09

   The Company did not recognize a tax benefit relating to pro forma compensation expense under FAS 123 for fiscal 1996 as such benefit did not meet the "more likely than not" criteria for recognition of deferred tax assets. Pro forma net income for fiscal 1997 includes the recognition of the tax benefit relating to fiscal 1997 pro forma compensation expense and the recognition of the previously unrecognized fiscal 1996 tax benefit. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years because FAS 123 is applicable only to options granted subsequent to September 30, 1995.

NOTE 10.  INVESTMENTS IN OTHER ENTITIES

   Globalstar, L.P.

   Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.5% partnership interest in Globalstar, L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-earth orbiting satellite-based wireless communications system. The Company accounts for its investment under the equity method.

   As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company's intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company's investment in the intermediate partnerships had no basis during each of fiscal 1997, 1996 and 1995, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

   Subject to certain conditions, the Company, through an intermediate partnership, may be required to purchase approximately 97,000 additional shares from another investor in Globalstar for up to $4.6 million, a price discounted from the price paid by such investor. The Company is unable to predict the likelihood of the occurrence of any of the conditions which would require the additional investment.

   In return for providing a guarantee under a Globalstar bank financing agreement (Note 11), the Company received warrants to purchase 734,262 shares of common stock in Globalstar Telecommunications Limited ("GTL"), a general partner in Globalstar, at an exercise price of $13.25 per share (shares and exercise price reflect a two-for-one stock split of GTL common stock that occurred in May
1997). On February 12, 1997, the Company and GTL entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase GTL common stock. The Company exercised such warrants in March 1997, and classified the GTL shares as trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" consistent with the Company's intent to sell the GTL shares on a near term basis. The Company sold the GTL common stock during the third quarter of fiscal 1997 resulting in an aggregate realized gain of $13.4 million.

   The Company and Globalstar have entered into a development agreement under which Globalstar is funding the Company to design and develop, by 1998, the subscriber equipment and ground communications segments of the Globalstar system. Total receivables due from Globalstar under the development contract at September 30, 1997 and 1996 were $50.5 million and $10.4 million, respectively. Contract services revenues resulting from the development agreement for fiscal 1997, 1996 and 1995 were $205.1 million, $120.3 million and $72.6 million from Globalstar, respectively. During fiscal 1998, the Company expects to finalize negotiations with Globalstar which could result in the deferral of approximately $100 million of remaining contract payments under the development agreement, the majority of which relates to contract services to be provided subsequent to September 30, 1997. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral.

   During fiscal 1997, the Company entered into a contract to manufacture and supply ground communications segments ("Gateways") and related services to Globalstar. The Company had not recognized any revenues associated with Gateway production as of September 30, 1997.

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

   Under the terms of bank lines of credit, the minority interest holder in QPE is obligated to provide subordinated loans to QPE in the event that QPE cannot repay the bank credit facilities (Note 6). At September 30, 1997 and 1996, the minority interest holder had outstanding subordinated loan commitments of $24.5 million to QPE. As a result of the minority interest holder's commitments to fund QPE, the Company has included in other assets accumulated minority interest losses in excess of equity contributions of $10.6 million and $16.8 million, as of September 30, 1997 and 1996, respectively.

   During fiscal 1997, 1996 and 1995, QPE sales to Sony Electronics amounted to $56.6 million, $50.2 million and $1.4 million, respectively. Purchases from Sony Electronics and other Sony affiliates for inventory and capital equipment amounted to $92 million and $6 million, respectively during fiscal 1997, $23.9 million and $0.9 million, respectively, during fiscal 1996 and $1.6 million and $9.9 million, respectively, during fiscal 1995. At September 30, 1997 and 1996, outstanding accounts receivable from Sony Electronics amounted to $12.1 million and $10.2 million, respectively, and accounts payable to all Sony affiliated companies amounted to $21.6 million and $6.7 million, respectively.

   Chilesat Telefonia Personal S.A.

   In March 1997, the Company purchased $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat Telefonia Personal S.A. ("Chilesat PCS"). The preferred shares are entitled to a liquidation preference in an amount equal to the original purchase price per share during a five year period (the "Preference Period") beginning with commencement of commercial operations of the joint venture. The Company accounts for its investment under the equity method of accounting. Chilesat PCS profits and losses will be allocated to the Company in accordance with its percentage ownership interest, provided that during the Preference Period, no losses shall be allocated to the Company until the capital account of the joint venture partner has been depleted. As of September 30, 1997, Chilesat PCS had not completed its initial network build-out, and operational activity was not significant during fiscal 1997.

   Under an agreement with Chilesat PCS, the Company has agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities.

   NextWave Telecom Inc.

   In November 1995, the Company paid $5 million to purchase 1,666,666 shares of Series B Common Stock and provided a $25 million short-term note receivable to NextWave Telecom Inc. ("NextWave"), a privately held company. As part of the share purchase, the Company also received warrants to buy 1,111,111 additional shares of Series B Common Stock at $3 per share. During March 1996, the Company converted $15 million of the note receivable into 5,000,000 shares of Series B Common Stock. The conversion was treated as a non-cash transaction for the consolidated statement of cash flows. During June 1996, the Company collected $9.6 million of the short-term note receivable and converted the remaining principal balance of $0.4 million into a 3 year promissory note convertible into 1,019,444 shares of Series C Common Stock. At September 30, 1997 and 1996, the $20 million investment is included in other long-term assets and, as the Company estimates that it holds less than 5% of NextWave's outstanding voting shares, it is accounting for its investment under the cost method. It is not practicable to estimate the fair value of the investment as NextWave is a closely held corporation and is not publicly traded.

   NextWave will require significant financing to complete its Personal Communications Services ("PCS") network build-out and to meet its payment obligations relating to the purchase of PCS licenses from the Federal Communications Commission ("FCC"). NextWave's failure to obtain sufficient financing or to meet its obligations to the FCC could adversely affect the value of the Company's investment in NextWave. There can be no assurance that NextWave will be successful in obtaining sufficient financing for its network build-out or in meeting its payment obligations to the FCC.

   Telesystems of Ukraine

   During fiscal 1997, the Company invested approximately $8.8 million for a 49% ownership interest in Telesystems of Ukraine ("TOU"), a Ukrainian limited liability company. The Company may provide further equity and debt contributions to TOU as necessary to support future build-out and operational needs. The Company accounts for its investment under the equity method of accounting. The Company will be allocated all of the profits of TOU until the Company's investment has been returned, thereafter, profits will be allocated according to the Company's ownership interest. Losses are allocated to the Company in accordance with its ownership interest. During fiscal 1997, TOU was engaged in project development efforts for a wireless communications network in the Ukraine, and operational activity was not significant.

   Other Joint Ventures

   The Company has entered into other domestic and international joint ventures providing advanced communications systems, products and services based on wireless technology. The Company's combined investment in these joint ventures as of September 30, 1997 and 1996, amounted to $29 million and $21.9 million, respectively. At September 30, 1997, effective ownership interests in the joint ventures ranged from 2% to 34% and unfunded equity contributions amounted to approximately $1.3 million to be funded upon request of investees.

   Predominantly all of these investments are treated under the cost method of accounting. It is not practicable to estimate the total fair value of the Company's investment in these other joint ventures as the investments are predominantly closely held and not publicly traded. The Company's investees are principally engaged in development of new products and commercial deployment and expansion of wireless networks and services. An investee's failure to successfully develop and provide competitive products and services due to lack of financing, market demand or favorable economic environment could adversely affect the value of the Company's investment in the investee. There can be no assurance that the investees will be successful in their efforts.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

   Guarantees

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of September 30, 1997, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   In addition to letters of credit on behalf of Globalstar and Chilesat PCS (Note 10), the Company has $12.7 million of letters of credit outstanding as of September 30, 1997, none of which are collateralized.

   Operating Leases

   QPE has entered into an operating lease agreement, under which manufacturing equipment may be leased under separate schedules, each with approximately five year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE may be required to pay certain contingent payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of contingent payments for equipment leased as of September 30, 1997 is approximately $61.3 million. Rental expense under this lease, including an accrual for such contingent payments, amounted to $13.5 million and $2 million during fiscal 1997 and 1996, respectively. As of September 30, 1997 and 1996, the Company had accrued $11.4 million and $1.4 million, respectively, in other liabilities for such contingent payments.

   As of September 30, 1997, future rental payments under the lease, excluding contingent payments, are $5.1 million in each of 1998, 1999 and 2000, $4 million in 2001 and $0.9 million in 2002.

   The Company leases certain of its other facilities and equipment under non-cancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 1997, 1996 and 1995 was $6.9 million, $5.4 million and $3.3 million, respectively. Future minimum lease payments in each of the next five years from fiscal 1998 through 2002 are $9.6 million, $9.4 million, $7.6 million, $6.3 million and $4.7 million, respectively, and $8.0 million thereafter.

   Purchase Obligations

   The Company has agreements with certain suppliers to purchase certain components, and estimates its non-cancelable obligations under these agreements to be approximately $187 million through fiscal 1999. The Company also has a commitment to purchase communications services for approximately $11.9 million annually through September 2001.

   Litigation

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2-96CV183. This case has been set for trial in October 1998. On December 17, 1996, Ericsson also filed suit against QPE in the U.S. District Court for the Northern District of Texas, Civil Action No. 3-96CV3373P. This latter case has been set for trial in mid-1999. Both complaints allege that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit in the U.S. District Court for the Southern District of California. The complaint alleges unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology. The complaint also charges that Ericsson's patent infringement claims against the Company violate a 1989 agreement between the companies. Finally, the lawsuit seeks a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On April 9, 1997, the suit against Ericsson in the U.S. District Court for the Southern District of California was dismissed so that all of QUALCOMM's claims in that case can be litigated in the action filed by Ericsson in the U.S. District Court for the Eastern District of Texas. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint in the United States District Court for the Northern District of California, Civil Action No. C-96=20747 RMW
(EAI), against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. In December 1996, the Company filed a motion to intervene as co-plaintiff with OKI in the OKI-Ericsson case. The court granted the Company's motion on August 25, 1997. This case has not yet been set for trial. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit and will vigorously defend the action.

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola") in the U.S. District Court for the Southern District of California, Civil Action No. CV00372. The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. The complaint also states that, pursuant to certain patent and technology license agreements entered into in 1990 between the companies, Motorola is precluded from asserting infringement of the utility patents. On March 10, 1997, Motorola filed a complaint against the Company in the U.S. District Court for the Eastern Division of Illinois, Civil Action No. 97 C 1616 (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On June 4, 1997, Motorola filed another lawsuit in the United States District Court for the Southern District of California, alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company in the United States District Court for the Southern District of California, alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaints have no merit and will vigorously defend the actions.

   On May 19, 1997, the Company filed a complaint, Case No. 97CV968-K, in the United States District Court for the Southern District of California against U.S. Philips Corporation ("Philips"). The complaint seeks a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until November 30, 1997 to allow the parties to hold settlement discussions. Subject to court approval the parties have agreed to an extension to the stay until January 5, 1998. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Philips patents are not required to produce IS-95 compatible products and that such patents are not infringed by the Company. The Company will vigorously defend itself against any such claims.

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

NOTE 12.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

   The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1997 and 1996 is as follows (in thousands, except per share data):

                                   1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                                   -----------     -----------     -----------     -----------
1997
Revenues ....................        $388,940        $585,746        $520,260        $601,419
Gross profit(1) .............         101,730         130,552         164,837         181,240
Operating income ............          13,019          15,542          33,062          35,834
Net income ..................           9,126          16,745          35,945          30,118
Primary earnings per share(2)        $   0.13        $   0.23        $   0.49        $   0.41
Fully diluted earnings per
  share(2) ..................        $   0.13        $   0.23        $   0.49        $   0.41

                                   1ST QUARTER     2ND QUARTER      3RD QUARTER    4TH QUARTER
                                   -----------     -----------      -----------    -----------
1996
Revenues ....................        $146,603        $149,263        $234,880        $283,104
Gross profit(1) .............          61,548          51,747          74,317          90,377
Operating income (loss) .....           2,697          (8,580)         (5,619)          4,066
Net income ..................          10,114           1,465           1,506           7,942
Primary earnings per share(2)        $   0.15        $   0.02        $   0.02        $   0.11
Fully diluted earnings per
  share(2) ..................        $   0.15        $   0.02        $   0.02        $   0.11

----------

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

                                                                     SCHEDULE II

                              QUALCOMM INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT
                                         BEGINNING      CHARGED TO                                       BALANCE AT
                                            OF           COSTS AND                                         END OF
                                          PERIOD         EXPENSES       DEDUCTIONS        OTHER            PERIOD
                                          ------         --------       ----------        -----            ------
Year ended September 30, 1995(1)
  Allowance for doubtful accounts
     -- trade receivables .......        $  2,030        $  1,503        $    100        $   (580)        $  2,853
     -- notes receivable(2) .....              --           1,520              --             580            2,100
  Inventory reserves ............           6,654          10,221              --              --           16,875
                                         --------        --------        --------        --------         --------
                                         $  8,684        $ 13,244        $    100        $     --         $ 21,828
                                         ========        ========        ========        ========         ========

Year ended September 30, 1996(1)
  Allowance for doubtful accounts
     -- trade receivables .......        $  2,853        $  7,681        $  2,311        $     --         $  8,223
     -- notes receivable(2) .....           2,100              --           2,100              --               --
  Inventory reserves ............          16,875          11,090           8,933              --           19,032
                                         --------        --------        --------        --------         --------
                                         $ 21,828        $ 18,771        $ 13,344        $     --         $ 27,255
                                         ========        ========        ========        ========         ========

Year ended September 30, 1997(1)
  Allowance for doubtful accounts
     -- trade receivables .......        $  8,223        $ 17,980        $  7,311        $     --         $ 18,892
  Inventory reserves ............          19,032          32,277          15,285              --           36,024
                                         --------        --------        --------        --------         --------
                                         $ 27,255        $ 50,257        $ 22,596        $     --         $ 54,916
                                         ========        ========        ========        ========         ========

----------

(1) The Company's fiscal year ends on the last Sunday of September.

(2) Included in other long-term assets.