Form 10-Q
period 1997-12-28
QUALCOMM INC/DE
filed 1998-02-11
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM          TO          .

                         COMMISSION FILE NUMBER 0-19528

                              QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                              95-3685934
           (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO)

       6455 LUSK BLVD., SAN DIEGO, CALIFORNIA               92121-2779
           (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                      OFFICES)

                                 (619) 587-1121
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORTED)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                  -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $0.0001 per share par value, 68,940,149 shares as of
                               February 10, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALCOMM Incorporated

                                               /s/  ANTHONY S. THORNLEY
                                       -----------------------------------------
                                                    Anthony S. Thornley
                                           Executive Vice President, Finance
                                               & Chief Financial Officer

Dated:  February 11, 1998

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
      Item 1. Condensed Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets.................................     4
              Condensed Consolidated Statements of Income...........................     5
              Condensed Consolidated Statements of Cash Flows.......................     6
              Notes to Condensed Consolidated Financial Statements..................     7-10
      Item 2. Management's Discussion and Analysis of Results of Operations.........     11-20


PART II.  OTHER INFORMATION                                                              21
      Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                              DECEMBER 28,   SEPTEMBER 28,
                                                                                  1997           1997
                                                                              ------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................................     $  209,540     $  248,837
  Investments ............................................................        443,661        448,235
  Accounts receivable, net ...............................................        576,493        445,382
  Finance receivables ....................................................         43,706        111,501
  Inventories ............................................................        281,606        225,156
  Other current assets ...................................................         68,887         70,484
                                                                               ----------     ----------
          Total current assets ...........................................      1,623,893      1,549,595
PROPERTY, PLANT AND EQUIPMENT, NET .......................................        475,152        425,090
INVESTMENTS ..............................................................        111,733        111,786
FINANCE RECEIVABLES ......................................................         22,896             --
OTHER ASSETS .............................................................        192,675        188,209
                                                                               ----------     ----------
TOTAL ASSETS .............................................................     $2,426,349     $2,274,680
                                                                               ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ...............................     $  541,589     $  409,156
  Unearned revenue .......................................................         45,769         45,084
  Bank lines of credit ...................................................         78,000        110,000
  Current portion of long-term debt ......................................          3,317          3,238
                                                                               ----------     ----------
          Total current liabilities ......................................        668,675        567,478
LONG-TERM DEBT ...........................................................          7,087          7,729
OTHER LIABILITIES ........................................................         17,762         15,295
                                                                               ----------     ----------
          Total liabilities ..............................................        693,524        590,502
                                                                               ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 5) ...................................

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........................             --             --

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT
 SECURITIES OF THE COMPANY ...............................................        660,000        660,000
                                                                               ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value .....................................             --             --
  Common stock, $0.0001 par value ........................................              7              7
  Paid-in capital ........................................................        918,258        906,373
  Retained earnings ......................................................        154,560        117,798
                                                                               ----------     ----------
          Total stockholders' equity .....................................      1,072,825      1,024,178
                                                                               ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $2,426,349     $2,274,680
                                                                               ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                   ---------------------------
                                                                   DECEMBER 28,   DECEMBER 29,
                                                                      1997           1996
                                                                   ------------   ------------
REVENUES:
  Communications systems ......................................     $ 676,885      $ 324,580
  Contract services ...........................................        64,031         38,679
  License, royalty and development fees .......................        44,938         25,681
                                                                    ---------      ---------
          Total revenues ......................................       785,854        388,940
                                                                    ---------      ---------

OPERATING EXPENSES:
  Communications systems ......................................       507,339        259,485
  Contract services ...........................................        46,276         27,725
  Research and development ....................................        74,801         46,178
  Selling and marketing .......................................        56,098         26,941
  General and administrative ..................................        36,469         15,592
  Other (Note 3) ..............................................        11,976             --
                                                                    ---------      ---------
          Total operating expenses ............................       732,959        375,921
                                                                    ---------      ---------

OPERATING INCOME ..............................................        52,895         13,019

INTEREST INCOME ...............................................        12,190          4,453
INTEREST EXPENSE ..............................................        (2,689)        (1,984)
DISTRIBUTIONS ON TRUST CONVERTIBLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUST ............................................        (9,798)            --
MINORITY INTEREST IN LOSS (INCOME) OF CONSOLIDATED SUBSIDIARIES         3,781         (3,320)
EQUITY IN EARNINGS OF INVESTEES ...............................        (2,772)            --
NET GAIN ON SALE OF INVESTMENTS (NOTE 4) ......................         2,950             --
                                                                    ---------      ---------
INCOME BEFORE INCOME TAXES ....................................        56,557         12,168
INCOME TAX EXPENSE ............................................       (19,795)        (3,042)
                                                                    ---------      ---------
NET INCOME ....................................................     $  36,762      $   9,126
                                                                    =========      =========

NET EARNINGS PER COMMON SHARE:
  Basic .......................................................     $    0.54      $    0.14
                                                                    =========      =========
  Diluted .....................................................     $    0.50      $    0.13
                                                                    =========      =========
SHARES USED IN PER SHARE CALCULATION:
  Basic .......................................................        68,475         66,582
                                                                    =========      =========
  Diluted .....................................................        74,126         70,305
                                                                    =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 DECEMBER 28,   DECEMBER 29,
                                                                    1997           1996
                                                                 ------------   ------------
OPERATING ACTIVITIES:
  Net income ................................................     $  36,762      $   9,126
  Depreciation and amortization .............................        30,974         19,004
  Acquired in-process research and development ..............         6,976             --
  Non-cash charge for impaired assets .......................         5,000             --
  Minority interest in (loss) income of consolidated
    subsidiaries ............................................        (3,781)         3,320
  Equity in earnings of investees ...........................         2,772             --
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net ...............................      (131,111)      (109,733)
     Finance receivables ....................................        44,899             --
     Inventories ............................................       (56,450)       (73,337)
     Other assets ...........................................         1,600         (1,956)
     Accounts payable and accrued liabilities ...............       127,433         56,735
     Unearned revenue .......................................           685          2,676
     Other liabilities ......................................         2,467            542
                                                                  ---------      ---------
Net cash provided (used) by operating activities ............        68,226        (93,623)
                                                                  ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures ......................................       (79,544)       (15,573)
  Purchases of investments ..................................      (191,045)      (103,848)
  Maturities of investments .................................       195,672        179,405
  Purchases of intangibles ..................................       (11,099)            --
  Investments in other entities .............................        (1,062)        (7,269)
                                                                  ---------      ---------
Net cash (used) provided by investing activities ............       (87,078)        52,715
                                                                  ---------      ---------
FINANCING ACTIVITIES:
  Net (repayments) borrowings under bank lines of credit ....       (32,000)        56,300
  Principal payments on long-term debt ......................          (563)           (37)
  Minority interest investment in consolidated subsidiaries .           233             --
  Net proceeds from issuance of common stock ................        11,885          1,237
                                                                  ---------      ---------
Net cash (used) provided by financing activities ............       (20,445)        57,500
                                                                  ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........       (39,297)        16,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............       248,837        110,143
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................     $ 209,540      $ 126,735
                                                                  =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 28, 1997 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a period ending on the last Sunday of each month.

   In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

   The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" in the first quarter of fiscal 1998. FAS 128 superseded APB Opinion No. 15 ("APB 15"), "Earnings per Share" and replaced the primary and fully diluted earnings per share ("EPS") computations pursuant to APB 15 with basic and diluted EPS. Earnings per share data presented for the first quarter of fiscal 1997 has been restated for comparative purposes.

   Under FAS 128, basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants. The number of additional common shares, determined by the treasury stock method using the average market price of the Company's common stock during the reporting period, amounted to 4,939,000 and 3,048,000 related to stock options outstanding during the first quarter of fiscal 1998 and 1997, respectively, and 712,000 and 675,000, respectively related to warrants. Options outstanding during the first quarter of fiscal 1998 and 1997, to purchase approximately 1,143,000 and 3,952,000 shares of common stock, respectively, were anti-dilutive and have been excluded from the computations of diluted EPS. The conversion of the Trust Convertible Preferred Securities is not assumed for the first quarter of fiscal 1998 since its effect would be anti-dilutive.

NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                    DECEMBER 28,  SEPTEMBER 28,
                                                        1997          1997
                                                    ------------  -------------
         Accounts Receivable, net (in thousands):
           Trade, net of allowance for doubtful
             accounts of $22,930 and $18,892
             respectively .......................     $464,613      $343,619
           Long-term contracts:
             Billed .............................       68,887        53,159
             Unbilled ...........................       25,534        32,230
           Other ................................       17,459        16,374
                                                      --------      --------
                                                      $576,493      $445,382
                                                      ========      ========

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

                                         DECEMBER 28,   SEPTEMBER 28,
                                             1997           1997
                                         ------------   -------------
         Inventories (in thousands):
           Raw materials ...........       $139,700       $118,516
           Work-in-progress ........         69,393         55,088
           Finished goods ..........         72,513         51,552
                                           --------       --------
                                           $281,606       $225,156
                                           ========       ========

NOTE 3 -- OTHER OPERATING EXPENSES

   During November 1997, the Company acquired, for approximately $10 million, substantially all the assets of Now Software, Inc., a developer of advanced scheduling and calendaring software products. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date.

   Also during the first quarter of fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represents the estimated total cost of related lease obligations, net of estimated recoveries.

NOTE 4 -- SALE OF INVESTMENTS

   During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

GUARANTEES

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar, L.P. ("Globalstar") under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of December 28, 1997, Globalstar had no borrowing outstanding under the existing bank financing agreement.

   Under an agreement with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), the Company has agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities.

LITIGATION

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company and on December 17, 1996, Ericsson also filed suit against QPE with both complaints alleging that various elements of the Company's CDMA equipment system and components infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. In December 1996, the Company was joined as co-plaintiff with OKI in the OKI-Ericsson case. The court granted the Company's motion on August 25, 1997. This case has not yet been set for trial. Although there can be no assurances that an unfavorable outcome would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference in October 1998. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

   On May 19, 1997, the Company filed a complaint against U.S. Philips Corporation ("Philips") seeking a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until December 15, 1997 to allow the parties to hold settlement discussions. On December 16, 1997, the Company dismissed the case without prejudice pursuant to a stipulation whereby the parties agreed that the Company could refile the case if a negotiated resolution is not reached. Although there can be no assurances that an unfavorable outcome of litigation over the Philips patents would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the

Company believes the named Philips patents are not required to produce IS-95 compatible products and that such patents are not infringed by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended September 28, 1997 contained in the Company's 1997 Annual Report on Form 10-K.

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure and subscriber equipment on a timely basis; the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Company's Code Division Multiple Access ("CDMA") technology; change in economic conditions of various markets served by the Company or major customers of the Company, including the Asian markets; continued currency fluctuations and risk; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; failure to satisfy performance obligations as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

OVERVIEW

   QUALCOMM, a Delaware corporation, is a leading provider of digital wireless communications products, technologies and services. The Company designs, develops, manufactures, markets and sells wireless communications, infrastructure and subscriber equipment and Application Specific Integrated Circuits ("ASICs") based on its CDMA technology and has licensed its CDMA technology to major telecommunications equipment suppliers for incorporation into their wireless communications products. The Company designed and is manufacturing, distributing and operating the OmniTRACS system, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed-site customers. The Company also provides contract development services, including the design and development of subscriber and ground communications equipment for the Globalstar L.P. ("Globalstar") satellite-based communications system. In addition, the Company develops, manufactures, markets and sells a variety of other communications products, including products for the U.S. government, and Eudora, a leading Internet-based electronic mail software application, for personal, commercial and government applications.

   Due to recent events involving customers in South Korea, the Company expects a reduction in second quarter fiscal 1998 earnings and communications systems gross margin from the prior quarter. Two South Korean manufacturers informed the Company of partial cancellation or postponement of ASICs orders originally scheduled to ship during the second quarter of fiscal 1998. Further, following a visit to South Korea, the Company recently concluded that a previously announced order for 1800 MHz Q phones will not be fulfilled.

   Sales of the Q phone are expected to be lower than planned in the second fiscal quarter due to the loss of the South Korean order for 1800 MHz Q phones, the delay in introducing the 800 MHz cellular dual-mode Q phone and a recent reduction in demand for 1900 MHz PCS Q phones. As a result, the Company anticipates a change in mix between the anticipated volumes of the Q phone, with its higher labor content, and the QCP models, with their lower labor content, which, combined with ongoing cost improvements and increased efficiencies, resulted in a workforce reduction of approximately 700 temporary workers announced in early February 1998. Accordingly, the Company expects that the change in product mix will cause the communications systems gross margin to decline in the second quarter of fiscal 1998.

   Second quarter royalties from South Korean licensees will be impacted by the decline in the valuation of the South Korean won. In addition, the slowdown in shipments to South Korean customers, beginning in the second quarter of fiscal 1998, may also cause fluctuations in royalties recognized in future periods.

   The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber and infrastructure equipment and ASICs component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out of future cellular, Personal Communication Services ("PCS") or Wireless Local Loop ("WLL") systems could have a material adverse effect on quarterly and annual revenues. Additionally, revenues generated from license, royalty and development fees will fluctuate quarterly and yearly due to variations in the amount and timing of recognition of CDMA license fees, the timing, pricing and amount of sales by the Company's licensees and the Company's ability to estimate such sales, and the impact of currency fluctuations and risk on royalties generated from international licensees.

   Sales of infrastructure equipment internationally are subject to a number of risks, including substantial competition with other providers of CDMA, Global Systems for Mobil Communications ("GSM"), and other competing wireless systems (most of whom have substantially greater resources than the Company and are well-established equipment manufacturers with long manufacturing histories) and risks related to unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs and other barriers, political risks and difficulties in staffing and managing foreign operations. WLL systems in the U.S. and foreign countries are just beginning to be implemented, and their market acceptance is uncertain. The wireless telecommunications industry is experiencing significant technological changes. As a result, the future prospects of the industry, the success of PCS, WLL and other competing services and the Company's ability to generate substantial revenues and profits from sales of CDMA infrastructure and subscriber equipment are uncertain.

   In order to commence operation, PCS and WLL operators will need, among other things, to invest substantial capital and complete their system designs and build-outs. Any delays in connection with the commercial rollout of CDMA technology by the Company's major customers, or any delays in obtaining orders for the Company's infrastructure equipment from both national and international customers could result in under utilization of the Company's manufacturing facility and have a material adverse effect on the Company's results of operations, liquidity or financial position.

   An important element of the Company's strategy is to be a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers, including C, D, E and F-Block PCS licensees in North America. The Company's ability to generate substantial revenues and profits from sales of infrastructure and subscriber equipment will require continued substantial capital investments by the Company and is subject to risks and uncertainties. The Company's ability to generate substantial sales of CDMA infrastructure and subscriber equipment to C, D, E and F-Block PCS licensees is subject to a number of risks in addition to those facing other wireless service providers. Many of these licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. There can be no assurance that these licensees will be able to raise such capital. During 1997 two C-Block licensees, holding the second and third largest number of PCS licenses, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that other C, D, E and F-Block licensees, including those in which the Company has an ownership interest (NextWave Telecom Inc., ("NextWave") and Chase Telecommunications, Inc. ("Chase")), will not file for similar protections. Additionally, during 1997 the FCC granted the C-Block licensees three additional options to the installment payment of debt. The deadline for the C-Block licensees to elect one of the four options is February 26, 1998. Although the FCC has offered four payment options there can be no assurance that C-Block licensees, including NextWave and Chase, will be able to obtain sufficient financing to build-out their systems or meet their payment obligations to the FCC. The failure of NextWave or Chase to obtain sufficient financing or to meet their obligations to the FCC could adversely affect the value of the Company's investments in these entities. The C, D, E and F-Block auctions were concluded over one year following the conclusion of the A-Block and B-Block auctions, which provided the A-Block and B-Block licensees with a significant time-to-market competitive advantage over these licensees. There can be no assurance that the C, D, E and F-Block licensees will be successful in building out their systems.

   The manufacture of wireless communications equipment is a complex and precise process involving specialized manufacturing and testing equipment and processes. Defects or impurities in the components or materials used, equipment failure, product design issues, or other difficulties could adversely affect the Company's ability to meet planned production yields. There can be no assurance that the Company will not encounter difficulties in achieving planned yields on its products, which would adversely affect its margins, results of operations, liquidity or financial position.

   The Company manufactures its CDMA based digital cellular and PCS subscriber equipment through QPE, a joint venture between the Company and a subsidiary of Sony. The risks associated with the commercial manufacture of the Company's infrastructure and subscriber equipment products. which are described in this document, also apply to the manufacture of subscriber equipment by QPE. To the extent that QPE experiences any of the complications, delays or interruptions described herein, the Company's results of operations, liquidity or financial position would be adversely affected.

   A significant portion of the Company's CDMA subscriber and infrastructure equipment and ASICs components sales are, and are expected to continue to be, concentrated with a limited number of customers. As a result, the Company's performance will depend significantly on relatively large orders from a limited number of customers, as well as gaining additional customers, both within existing cellular, PCS and WLL markets and in new markets. The loss of any existing customer for CDMA equipment and ASICs components or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, results of operations, liquidity or financial position.

   Revenues from international customers accounted for approximately 30% of total revenues in fiscal 1997. Since the Company is a relatively new entrant into some of these markets and its competitors may have long-standing, entrenched positions, it may be difficult for the Company to succeed in certain markets, thereby limiting international sales. Due to recent events involving customers in South Korea, the Company expects a reduction in second quarter fiscal 1998 earnings and communications systems gross margin from the prior quarter. Two South Korean manufacturers informed the Company of partial cancellation or postponement of ASICs orders originally scheduled to ship during the second quarter of fiscal 1998. Further, following a visit to South Korea, the Company recently concluded that a previously announced order for 1800 MHz Q phones will not be fulfilled. Other risks faced by the Company in its international business include unexpected changes in economic conditions, regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs or other barriers, political risks, difficulties in staffing and managing foreign operations and potentially negative tax consequences. These factors could have an adverse impact on the Company's operating results. In addition, because certain joint ventures between the Company and foreign firms provide for a minority ownership position by the Company in the joint venture, the Company may be limited in taking actions it might otherwise wish to pursue. The Company is subject to U.S. export control laws and regulations with respect to all of the Company's products and technology that are exported from the United States. The Company is subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by the Company, which would result in additional compliance burdens on the Company or ensure the enforceability of its contract rights. In addition, the laws of certain foreign countries, including developing nations in Asia, South America, Africa and Eastern Europe, may not protect the Company's intellectual property rights or ensure the enforceability of its contract rights to the same extent as do the laws of the United States.

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

   The Company has entered into a development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. The revenues from this contract are expected to be in excess of $700 million and the Company is reimbursed for its development services on a cost-plus basis. During April 1997, the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting satellite-based digital telecommunications system. This multi-year agreement has subsequently grown to $330 million and could grow to approximately $600 million as the Globalstar network is built out. The Company expects to begin shipment of their production gateways in mid-calendar 1998. Globalstar may require additional capital to fund payment for the equipment to be developed by the Company. To date, Globalstar has received funds and financing commitments totaling approximately $2.6 billion. There can be no assurance that Globalstar will be successful in raising additional capital, if needed, or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement, which could have a material adverse effect on the Company's business and results of operations. The Company's interest in Globalstar is owned indirectly through certain limited partnerships. The Company's current ownership interest in Globalstar is approximately 6.5%.

   The Company has experienced, and expects to continue to experience, increased operating expenses in absolute dollars. Although the Company expects to continue its efforts in the overall expansion of its business base, it will continue to emphasize control of operating expenses and reduction of these expenses as a percentage of revenue. The Company expects to continue to add to its engineering resources, increase its investments in research and development projects, expand its sales and marketing efforts and continue the overall expansion of the business base as the Company's products are marketed in major areas throughout the world.

   A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial -- Note 5 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RESULTS OF OPERATIONS

   The following table sets forth certain revenue and expense items as percentages of revenues:

                                                            THREE MONTHS ENDED
                                                        ---------------------------
                                                        DECEMBER 28,   DECEMBER 29,
                                                            1997           1996
                                                        ------------   ------------
Revenues:
  Communications systems ..........................           86%            83%
  Contract services ...............................            8             10
  License, royalty and development fees ...........            6              7
                                                            ----           ----
          Total revenues ..........................          100%           100%
                                                            ----           ----
Operating expenses:
  Communications systems ..........................           65%            67%
  Contract services ...............................            6              7
  Research and development ........................            9             12
  Selling and marketing ...........................            7              7
  General and administrative ......................            5              4
  Other ...........................................            1             --
                                                            ----           ----
          Total operating expenses ................           93%            97%
                                                            ----           ----
Operating income ..................................            7              3
Interest income, net ..............................            1              1
Distributions on trust convertible preferred
 securities of subsidiary trust ...................           (1)            --
Minority interest in (income) of consolidated
  subsidiaries ....................................           --             (1)
                                                            ----           ----
Income before income taxes ........................            7              3
Income tax expense ................................            2              1
                                                            ----           ----
Net income ........................................            5%             2%
                                                            ====           ====
Communications systems costs as a percentage of
  communications systems revenues .................           75%            80%
Contract services costs as a percentage of
  contract services revenues ......................           72%            72%

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

   Total revenues for the first quarter of fiscal 1998 were $786 million, an increase of $397 million or 102% compared to total revenues of $389 million for the first quarter of fiscal 1997. The increase in revenue was primarily due to strong continued growth in communications systems revenues driven by record shipments of CDMA handsets and ASICs components and increased sales of infrastructure equipment. Also contributing to the higher revenues was increased contract services revenues from the Company's development agreement with Globalstar, and an increase in license, royalty and development fees due to an increase in royalties recognized in conjunction with the worldwide sales of CDMA infrastructure and subscriber equipment by the Company's licensees.

   Communications systems revenues, which consisted primarily of revenues from CDMA subscriber and infrastructure equipment, ASICs sales to CDMA licensees and the sales of the Company's OmniTRACS systems, were $677 million, an increase of $352 million or 108% over the first quarter of fiscal 1997. The growth in communications systems revenues for the first quarter of fiscal 1998 was primarily attributable to the following: increased sales of CDMA subscriber equipment, shipping more than twice the number of handsets shipped during the first quarter of fiscal 1997; increased ASICs sales, approximately quadrupling sales recorded in the first quarter of fiscal 1997; and increased infrastructure sales. Additionally, OmniTRACS revenues continue to increase primarily driven by increased messaging revenue due to the expansion of the installed OmniTRACS base in the U.S. as well as increased unit sales both domestically and internationally.

   Contract services revenues totaled $64 million in the first quarter of fiscal 1998 or 8% of total revenues, compared to $39 million or 10% of total revenues for the first quarter of fiscal 1997. The dollar increase resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

   License, royalty and development fees for the first quarter of fiscal 1998 were $45 million or 6% of total revenues, compared to $26 million or 7% of total revenues in the first quarter of fiscal 1997. New licensees during the first quarter of fiscal 1998 included Synertek, a subscriber equipment license. Royalty income will fluctuate quarterly due to the timing and amount of sales by the Company's licensees and the Company's ability to estimate such sales as well as currency fluctuations, in particular the Korean won. The Company expects to continue to experience considerable fluctuation in quarterly and yearly operating results in the future due to variations in the amount and timing of recognition of CDMA license, royalty and development fees.

   Costs of communications systems, which consisted primarily of costs of sales of CDMA subscriber and infrastructure equipment and ASICs components, were $507 million or 75% of communications systems revenues for the first quarter of fiscal 1998, compared to $259 million or 80% of communications systems revenues for the same period in the prior fiscal year. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber equipment and ASICs components. The decrease in communications systems costs as a percentage of communications systems revenues reflects lower costs achieved with high volume sales and manufacturing of CDMA equipment. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

   Due to recent events involving customers in South Korea, the Company expects a reduction in second quarter fiscal 1998 earnings and communications systems gross margin from the prior quarter. Two South Korean manufacturers informed the Company of partial cancellation or postponement of ASICs orders originally scheduled to ship during the second quarter of fiscal 1998. Further, following a visit to South Korea, the Company recently concluded that a previously announced order for 1800 MHz Q phones will not be fulfilled.

   Sales of the Q phone are expected to be lower than planned in the second fiscal quarter due to the loss of the South Korean order for 1800 MHz Q phones, the delays in introducing the 800 MHz cellular dual-mode Q phone and a recent reduction in demand for 1900 MHz PCS Q phones. Accordingly, the Company expects that the change in product mix will cause the communications systems gross margin to decline in the second quarter of fiscal 1998.

   Contract services costs were $46 million or 72% of contract services revenues for the first quarter of fiscal 1998 compared to $28 million or 72% of contract services revenues for the first quarter of fiscal 1997. The dollar increase was primarily related to the continued growth in the Globalstar development effort. Contract services costs as a percent of contract services revenues may fluctuate in future quarters depending on the mix of products sold and other factors.

   Research and development expenses were $75 million or 9% of revenues for the first quarter of fiscal 1998, compared to $46 million or 12% of revenues for the first quarter of fiscal 1997. The dollar increase was primarily attributed to the Company's on-going investment in the commercial development of its CDMA related infrastructure, subscriber and ASICs products. The decline in research and development expenses as a percentage of revenues is primarily due to the significant growth in the revenue base in the first quarter of fiscal 1998. Overall research and development efforts are expected to continue into future quarters and research and development expenditures in absolute dollars are expected to increase throughout fiscal 1998.

   Selling and marketing expenses were $56 million or 7% of total revenues for the first three months of fiscal 1998, compared to $27 million or 7% of total revenues for the first three months of fiscal 1997. Selling and marketing expenses increased primarily due to higher volume of sales of CDMA subscriber equipment along with increased national and international marketing activities.

   General and administrative expenses were $36 million or 5% of total revenues for the first quarter of fiscal 1998, compared to $16 million or 4% of total revenues for the first quarter of fiscal 1997. The dollar increase was attributable to continued growth in personnel and associated overhead costs to support the overall growth in the Company's operations, as well as increased litigation expenses.

   During November 1997, the Company acquired, for $10 million, substantially all of the assets of Now Software, Inc. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the first quarter of fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represents the estimated total cost of related lease obligations, net of estimated recoveries.

   Interest income was $12 million during the first quarter of fiscal 1998, compared to $4 million during the first quarter of fiscal 1997. The increase in interest income was primarily due to interest generated from the proceeds received from the Trust Convertible Preferred Securities during the second quarter of fiscal 1997.

   Interest expense was $3 million in the first quarter of fiscal 1998, compared to $2 million in the first quarter of fiscal 1997. The increase was primarily due to the increased outstanding debt and capital leases related to QPE.

   Distributions on Trust Convertible Preferred Securities of $10 million for the first quarter of fiscal 1998 relate to the $660 million of 5 3/4% Trust Convertible Preferred Securities issued by the Company in March 1997.

   The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony.

   During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities.

   Income tax expense was $20 million during the first quarter of fiscal 1998, reflecting a 35% effective tax rate, compared to $3 million, representing a 25% effective tax rate in the first quarter of fiscal 1997. Higher pretax earnings in the first quarter of fiscal 1998 coupled with the proportional impact of certain tax credits resulted in an increase in the effective tax rate. In future periods the Company expects that the effective tax rate will be reflective of the tax rate of other California based companies.

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that the cash and cash equivalents and investment balances of $765 million at December 28, 1997, including interest earned thereon, will be used to fund working and fixed capital requirements including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

   In the first quarter of fiscal 1998, $68 million in cash was provided by operating activities, compared to $94 million used by operating activities in the first quarter of fiscal 1997. Cash provided by operating activities in the first quarter of fiscal 1998 includes $11 million of net working capital requirements offset by $79 million of net cash flow provided by operations. The improved cash flow from operations primarily reflects the increase in net income resulting from increased revenues and gross margins. Net working capital requirements of $11 million reflect increases in accounts receivable and inventories which were offset by an increase in accounts payable and accrued liabilities and a decrease in finance receivables. The increase in accounts receivable in the first quarter of fiscal 1998 primarily reflects the continued growth in equipment and component sales. The increases in inventories and accounts payable and accrued liabilities are primarily attributable to the growth of the business. The decrease in finance receivables is primarily the result of the sale of loans receivable from a customer to a financial institution at par value on a non-recourse basis.

   Investments in capital expenditures, intangible assets and other entities totaled $92 million in the first quarter of fiscal 1998 compared to $23 million in the same period in fiscal 1997. Significant components in the first quarter of fiscal 1998 consisted of the purchase of $80 million of capital assets. The Company also acquired substantially all the assets of Now Software, Inc. for a purchase price of $10 million during the first quarter of fiscal 1998. In the first quarter of fiscal 1997, the $23 million investment related primarily to the purchase of $16 million of capital assets and the investment of $7 million in entities in which the Company holds less than a 50% interest. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, throughout fiscal 1998.

   Investments in other entities include investments in C-Block licensees (including $20 million in NextWave Telecom Inc.) and foreign entities and joint ventures, which may expose the Company to certain financial risks. Some of these entities may require substantial additional equity investments, loans or advances in order to expedite the build-out and deployment of CDMA systems. NextWave will require significant financing to complete its PCS network build-out and to meet its payment obligations relating to the purchase of PCS licenses from the FCC. NextWave's failure to obtain sufficient financing or to meet its obligations to the FCC could adversely affect the value of the Company's investment in NextWave. There can be no assurance that NextWave will be successful in obtaining sufficient financing for its network build-out or in meeting its payment obligations to the FCC. The Company may continue to make similar investments in future periods in an effort to expand its infrastructure business. There can be no assurances that these current or future investments, loans or advances will provide an adequate financial or market return. As a result, such investments, loans and advances may have a material adverse effect on the Company's results of operations, liquidity or financial position.

   In the first quarter of fiscal 1998, the Company used $20 million for its financing activities. QPE made $32 million net, in payments on its outstanding credit facility. This use of cash was offset by $12 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first quarter of fiscal 1997, the Company's financing activities provided net cash of $58 million primarily reflecting net draws on the QPE credit facility.

   The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds, potentially in the near term, which may be derived through additional debt, equity financing, or other sources. There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company continues to evaluate financing alternatives, including unsecured bank facilities, extension of the current QPE secured revolving credit facilities or other sources. The Company is in the process of establishing a significant line of credit and anticipates finalizing terms of the credit facility during the second quarter of fiscal 1998. There can be no assurances such additional financing, including the credit facility, will be available or, if available, that it will be on acceptable terms.

   The actual amount and timing of working capital and capital equipment expenditures that the Company may incur in future periods may vary significantly. This will depend upon numerous factors, including: the extent and timing of the commercial deployment of the Company's CDMA technology in the U.S. and worldwide; investments in joint ventures or other forms of strategic alliances; the requirement to provide CDMA vendor financing; the growth in personnel and related facility expansion; the increase in manufacturing capacity; and the extension or change in terms of trade accounts receivable. In addition, expenses related to any patent infringement, or other litigation, may require additional cash resources and may have an adverse impact on the Company's results of operations, liquidity or financial position.

   Cellular, PCS and WLL network operators both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to arrange or provide for such financing, the Company will likely be subjected to significant project, market, political and credit risks. The Company may be required to provide such financing directly and/or through a guarantee of such financing through third-party lenders. The inability to arrange or provide such financing or to successfully compete for infrastructure projects could have a material adverse effect on the Company. The amount of such financing could become significant and, if not repaid, could have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company may be required to maintain any such extensions of credit, or remain obligated under guarantees, until maturity, which could have a material adverse effect on the Company's credit rating. Although the Company may seek to have third parties assume some or all of any such credit arrangements, there can be no assurance that the Company will be able to do so. Such amounts financed may include "soft costs" (such as software, cell site leases and permits), and thus the amount financed may exceed 100% of infrastructure equipment costs. The Company has vendor financing obligations with Sprint PCS (through Nortel), and directly with other service providers. The Company has limited experience evaluating the credit worthiness or commercial viability of potential purchasers of CDMA equipment, and there can be no assurances that such customers will not default on any financing arranged or provided by the Company for the purchase of its CDMA equipment and services. In addition, during fiscal 1998, the Company expects to finalize negotiations with Globalstar which could result in the deferral of approximately $100 million of remaining contract payments under the development agreement, the majority of which relates to contract services to be provided subsequent to December 28, 1997. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral.

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

   The Company and QPE have entered into contracts that provide performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position.

YEAR 2000 ISSUE

   The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its software in order to address its Year 2000 issue. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the systems of other companies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   27  Financial Data Schedule

   (b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter for which this report is filed.