Form 10-Q
period 1998-03-29
QUALCOMM INC/DE
filed 1998-04-24
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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

          Common Stock, $0.0001 per share par value, 69,214,356 shares as of April 20, 1998.

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

                                       QUALCOMM Incorporated


                                              /s/  ANTHONY S. THORNLEY
                                       -----------------------------------------
                                                   Anthony S. Thornley
                                          Executive Vice President, Finance
                                             & Chief Financial Officer

Dated: April 24, 1998

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                             PAGE
                                                                             ----
     PART I.  FINANCIAL INFORMATION
          Item 1. Condensed Consolidated Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets..................      4
                  Condensed Consolidated Statements of Income............      5
                  Condensed Consolidated Statements of Cash Flows........      6
                  Notes to Condensed Consolidated Financial Statements...     7-11
          Item 2. Management's Discussion and Analysis of Results of
                  Operations  ...........................................    12-21

     PART II.  OTHER INFORMATION
          Item 6. Exhibits and Reports on Form 8-K                            22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                   MARCH 29,     SEPTEMBER 28,
                                                                      1998           1997
                                                                   ----------    -------------
CURRENT ASSETS:
  Cash and cash equivalents...................................     $  186,974     $  248,837
  Investments.................................................        249,087        448,235
  Accounts receivable, net....................................        599,349        445,382
  Finance receivables.........................................         47,720        111,501
  Inventories.................................................        359,695        225,156
  Other current assets........................................         99,382         70,484
                                                                   ----------     ----------
          Total current assets................................      1,542,207      1,549,595
PROPERTY, PLANT AND EQUIPMENT, NET............................        518,686        425,090
INVESTMENTS...................................................        111,680        111,786
FINANCE RECEIVABLES, NET......................................        103,771             --
OTHER ASSETS..................................................        179,387        188,209
                                                                   ----------     ----------
TOTAL ASSETS..................................................     $2,455,731     $2,274,680
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities....................     $  529,211     $  409,156
  Unearned revenue............................................         52,712         45,084
  Bank lines of credit........................................         56,000        110,000
  Current portion of long-term debt...........................          2,917          3,238
                                                                   ----------     ----------
          Total current liabilities...........................        640,840        567,478
LONG-TERM DEBT................................................          5,530          7,729
OTHER LIABILITIES.............................................         20,949         15,295
                                                                   ----------     ----------
          Total liabilities...................................        667,319        590,502
                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)........................

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES................          8,504             --
                                                                   ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT
 SECURITIES OF THE COMPANY....................................        660,000        660,000
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value..........................             --             --
  Common stock, $0.0001 par value.............................              7              7
  Paid-in capital.............................................        939,330        906,373
  Retained earnings...........................................        180,571        117,798
                                                                   ----------     ----------
          Total stockholders' equity..........................      1,119,908      1,024,178
                                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $2,455,731     $2,274,680
                                                                   ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                        ------------------------     ------------------------
                                        MARCH 29,      MARCH 30,     MARCH 29,      MARCH 30,
                                           1998          1997          1998           1997
                                        ---------      ---------     ---------      ---------
REVENUES:
  Communications systems...........     $ 625,572      $ 507,780    $1,302,457     $ 832,360
  Contract services................        64,927         49,365       128,958         88,044
  License, royalty and development
    fees...........................        70,054         28,601       114,992         54,282
                                        ---------      ---------    ----------      ---------
        Total revenues.............       760,553        585,746     1,546,407        974,686
                                        ---------      ---------    ----------      ---------

OPERATING EXPENSES:
  Communications systems...........       485,279        418,724       992,618        678,209
  Contract services................        49,053         36,470        95,329         64,195
  Research and development.........        76,946         53,106       151,747         99,284
  Selling and marketing............        59,728         31,100       115,826         58,041
  General and administrative.......        38,246         22,012        74,715         37,604
  Other (Note 5)...................            --          8,792        11,976          8,792
                                        ---------      ---------    ----------      ---------
        Total operating expenses...       709,252        570,204     1,442,211        946,125
                                        ---------      ---------    ----------      ---------

OPERATING INCOME...................        51,301         15,542       104,196         28,561

INTEREST INCOME....................         9,573          6,548        21,763         11,001
INTEREST EXPENSE...................        (1,685)        (3,212)       (4,374)        (5,196)
UNREALIZED GAIN ON TRADING
  SECURITIES.......................            --          9,454            --          9,454
NET GAIN ON SALE OF INVESTMENTS....            --             --         2,950             --
DISTRIBUTIONS ON TRUST CONVERTIBLE
  PREFERRED SECURITIES OF
  SUBSIDIARY TRUST.................        (9,927)        (3,895)      (19,725)        (3,895)
MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES........       (21,642)        (2,110)      (17,861)        (5,430)
EQUITY IN EARNINGS OF INVESTEES....        (1,398)            --        (4,170)            --
                                       ----------     ----------    ----------     ----------
INCOME BEFORE INCOME TAXES.........        26,222         22,327        82,779         34,495
INCOME TAX EXPENSE.................          (211)        (5,582)      (20,006)        (8,624)
                                        ---------      ---------    ----------      ---------
NET INCOME.........................     $  26,011      $  16,745    $   62,773      $  25,871
                                        =========      =========    ==========      =========

NET EARNINGS PER COMMON SHARE:
  Basic............................     $    0.38      $    0.25    $     0.91      $    0.39
                                        =========      =========    ==========      =========
  Diluted..........................     $    0.36      $    0.23    $     0.85      $    0.36
                                        =========      =========    ==========      =========

SHARES USED IN PER SHARE
  CALCULATION:
  Basic............................        68,934         67,225        68,705         66,903
                                        =========      =========    ==========      =========
  Diluted..........................        73,143         72,821        73,643         71,740
                                        =========      =========    ==========      =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                    -------------------------
                                                                    MARCH 29,      MARCH 30,
                                                                       1998           1997
                                                                    ----------     ----------
  OPERATING ACTIVITIES:
    Net income...................................................   $   62,773     $   25,871
    Depreciation and amortization................................       65,119         41,675
    Acquired in-process research and development.................        6,976             --
    Non-cash charge for impaired assets .........................        5,000          8,792
    Unrealized gain on trading securities........................           --         (9,454)
    Minority interest in income of consolidated subsidiaries.....       17,861          5,430
    Equity in earnings of investees..............................        4,170             --
    Increase (decrease) in cash resulting from changes in:
       Accounts receivable, net..................................     (153,967)      (140,234)
       Finance receivables, net..................................      (39,990)       (87,063)
       Inventories...............................................     (134,539)       (35,763)
       Other assets..............................................      (29,243)        (6,152)
       Accounts payable and accrued liabilities..................      121,733         85,006
       Unearned revenue..........................................        7,628          4,244
       Other liabilities.........................................        5,654          3,314
    Purchase of trading securities...............................           --         (9,729)
                                                                    ----------     ----------
  Net cash used by operating activities..........................      (60,825)      (114,063)
                                                                    ----------     ----------
  INVESTING ACTIVITIES:
    Capital expenditures.........................................     (154,221)       (49,930)
    Purchases of investments.....................................     (254,954)      (517,461)
    Maturities of investments....................................      454,208        309,044
    Purchases of intangible assets...............................      (11,548)            --
    Investments in other entities................................       (4,052)       (49,135)
                                                                    ----------     ----------
  Net cash provided (used) by investing activities...............       29,433       (307,482)
                                                                    ----------     ----------
  FINANCING ACTIVITIES:
    Net (repayments) borrowings under bank lines of credit.......      (54,000)        59,300
    Principal payments on long-term debt.........................       (2,520)          (777)
    Minority interest investment in consolidated subsidiaries....          602             98
    Proceeds from issuance of trust convertible preferred
      securities of subsidiary trust.............................           --        660,000
    Deferred issuance costs......................................         (832)       (18,624)
    Net proceeds from issuance of common stock...................       26,279         17,705
                                                                    ----------     ----------
  Net cash (used) provided by financing activities...............      (30,471)       717,702
                                                                    -----------    ----------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........      (61,863)       296,157
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............      248,837        110,143
                                                                    ----------     ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................   $  186,974     $  406,300
                                                                    ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company" or "QUALCOMM"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 28, 1997 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a period ending on the last Sunday of each month.

   In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

   Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made. Since the commencement of royalty-bearing product sales by the Company's licensees, the Company has accumulated and analyzed information relating to royalties from its licensees. During this time, the availability of information about royalty-bearing product sales by licensees has increased. The Company has also gained experience in understanding the relationship between the timing of its sales of CDMA subscriber unit components to its licensees and the timing of its licensees' sales of related subscriber units. The Company believes it can now reasonably estimate certain royalty revenues that previously could not be reliably estimated prior to being reported by its licensees. The Company's royalty revenue for the second quarter of fiscal 1998 includes an additional $18 million as a result of this improvement in its ability to estimate such royalties.

   The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" in the first quarter of fiscal 1998. FAS 128 superseded APB Opinion No. 15 ("APB 15"), "Earnings per Share" and replaced the primary and fully diluted earnings per share ("EPS") computations pursuant to APB 15 with basic and diluted EPS. Earnings per share data presented for the three and six month periods ended March 30, 1997 have been restated for comparative purposes.

   Under FAS 128, basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants, as follows (in thousands):

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                ---------------------   ---------------------
                                MARCH 29,   MARCH 30,   MARCH 29,   MARCH 30,
                                  1998        1997        1998        1997
                                ---------   ---------   ---------   ---------
           Options........        3,514       4,895       4,234       4,149
           Warrants.......          695         701         704         688
                                  -----       -----       -----       -----
                                  4,209       5,596       4,938       4,837
                                  =====       =====       =====       =====

   Options outstanding during the three months ended March 29, 1998 and March 30, 1997, to purchase approximately 4,181,000 and 240,000 shares of common stock, respectively, and options outstanding during the six months ended March 29, 1998 and March 30, 1997, to purchase approximately 2,662,000 and 2,093,000 shares of common stock, respectively, were anti-dilutive and have been excluded from the computations of diluted EPS. The conversion of the Trust Convertible Preferred Securities is not assumed for all periods presented since its effect would be anti-dilutive.

NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Accounts Receivable:

                                                             MARCH 29,   SEPTEMBER 28,
                                                               1998          1997
                                                             --------      --------
          Accounts Receivable, net (in thousands):
            Trade, net of allowance for doubtful
              accounts of $20,886 and $18,892
              respectively.............................     $526,295       $343,619
            Long-term contracts:
              Billed...................................       30,144         53,159
              Unbilled.................................       28,245         32,230
            Other......................................       14,665         16,374
                                                             --------      --------
                                                             $599,349      $445,382
                                                             ========      ========

   Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

Finance Receivables:

   Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with the option to issue long-term interest bearing notes to the Company for the purchase of equipment and/or services.

   In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar L.P. ("Globalstar"). Financed amounts outstanding as of January 1, 2000 will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001 accompanied by all then unpaid accrued interest. At March 29, 1998, contract payments of approximately $58 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

Inventories:

                                                          MARCH 29,     SEPTEMBER 28,
                                                            1998            1997
                                                          ---------     -------------
          Inventories (in thousands):
            Raw materials..............................   $191,223        $118,516
            Work-in-progress...........................     67,485          55,088
            Finished goods.............................    100,987          51,552
                                                          --------        --------
                                                          $359,695        $225,156
                                                          ========        ========

NOTE 3 -- DEBT AND CREDIT FACILITIES

   On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit agreement (the "Credit Agreement") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The Credit Agreement expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the $400 million credit commitment. The Credit Agreement includes certain restrictive financial and operating covenants. Through March 29, 1998, there were no amounts outstanding, or letters of credit issued, under the Credit Agreement.

NOTE 4 -- QUALCOMM PERSONAL ELECTRONICS

   During March 1998, the Company and Sony signed an agreement whereby QUALCOMM Personal Electronics ("QPE") became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture. In connection with that agreement, certain expenses previously included in QPE were absorbed by its parent companies in the second quarter of fiscal 1998.

NOTE 5 -- OTHER OPERATING EXPENSES

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

   Also during the first quarter of fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment no longer used in the manufacturing process. The $5 million charge represents the estimated total cost of related lease obligations, net of estimated recoveries.

   During the second quarter of fiscal 1997, the Company recorded an $8.8 million non-cash charge to operations relating to the impairment of certain long-lived assets. The $8.8 million charge represents the total carrying value of these assets and related net disposition costs.

NOTE 6 -- SALE OF INVESTMENTS

   During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities.

   In February 1997, the Company and Globalstar Telecommunications Limited ("GTL") entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase GTL common stock. The Company exercised such warrants in March 1997, and classified the GTL shares as trading securities consistent with the Company's intent to sell the GTL shares on a near-term basis. Accordingly, the Company adjusted the carrying value of the GTL common stock to market value as of March 30, 1997, resulting in an unrealized gain of $9.5 million, net of estimated selling expenses. The Company sold the GTL common stock during the third quarter of fiscal 1997 resulting in an aggregate realized gain of $13.4 million.

NOTE 7 -- INCOME TAXES

   The Company's income tax provision for the second quarter of fiscal 1998 reflects a revision in the estimated annual effective tax rate due primarily to lower estimated pretax earnings and an increase in certain estimated tax credits. Excluding the increase in certain estimated tax credits, the Company currently estimates an annual effective income tax rate of approximately 29% for fiscal 1998.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

GUARANTEES

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 29, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   Under an agreement entered into during fiscal 1997 with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), the Company agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 29, 1998, no amounts have been drawn on the letter of credit.

LITIGATION

   On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against QPE in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has now been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. The Marshall case is set for trial in December 1998 and the Dallas case is set for trial in June 1999. Although there can be no assurances that an unfavorable outcome of the Marshall or Dallas cases would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference in November 1998. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

   On May 19, 1997, the Company filed a complaint against U.S. Philips Corporation ("Philips") seeking a judicial declaration that certain of the Company's products do not infringe three patents held by Philips and that such patents are invalid. The court stayed all proceedings in the action until December 15, 1997 to allow the parties to hold settlement discussions. On December 16, 1997, the Company dismissed the case without prejudice pursuant to a stipulation whereby the parties agreed that the Company could refile the case if a negotiated resolution is not reached. In February 1998, the Company and Philips, Philips Consumer Communications LP ("PCC") and Philips Electronics NV entered into cross-license agreement which resolved all disputes which had been the subject of the litigation. Under terms of the agreement, QUALCOMM granted PCC a royalty-bearing license under certain of its patents to develop, manufacture and sell CDMA subscriber units including those for cdmaOne applications, and for the proposed European Telecommunications Standards Institute ("ETSI") Universal Mobile Telephone System ("UMTS") standard being referred to as "W-CDMA." Philips, PCC and Philips Electronics NV granted QUALCOMM a license under certain of their patents for use and sale of CDMA products.

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

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the Company's ability to successfully manufacture and sell significant quantities of Code Division Multiple Access ("CDMA") infrastructure and subscriber equipment on a timely basis; the ability to achieve revenue growth in future quarters and develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Company's CDMA technology; change in economic conditions of various markets served by the Company or major customers of the Company, including the Asian markets; continued currency fluctuations and risk; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; failure to satisfy performance obligations as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

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

   The Company experienced a reduction in second quarter fiscal 1998 communications systems revenues and gross margin from the first quarter of fiscal 1998. The decline was primarily due to economic conditions in South Korea. In addition, the Company experienced lower demand for its 1900 MHz Personal Communications Services ("PCS") Q phone in the U.S. and South Korea and a delay in the introduction of the Company's 800 MHz cellular dual-mode Q phone. During the second quarter of fiscal 1998, the Company implemented a proactive program to address certain quality issues related to its QCP phone models. The Company devoted a portion of its manufacturing capacity to re-work QCP phones in finished goods inventory, which resulted in fewer handset shipments as compared to the previous quarter. There can be no assurance that the Company will not encounter similar manufacturing issues in the future, which could have a material adverse effect on the Company's margins, results of operations, liquidity or financial position. Communications systems revenues and gross margin may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

   The Company's revenues generated from its proprietary CDMA technology are currently derived primarily from subscriber and infrastructure products and ASICs component sales to domestic and international wireless communications equipment suppliers and service providers. In addition, the Company has derived significant revenues and margins from license, royalty and development fees. Although the Company expects to continue to receive CDMA license, royalty and development fees from its existing agreements and may receive similar fees and royalties from new licensees, the amount and timing of these CDMA fees and royalties will depend on the extent to which and when the Company's CDMA technology is commercially implemented. Delays in roll-out of future cellular, PCS or Wireless Local Loop ("WLL") systems could have a material adverse effect on quarterly and annual revenues. Additionally, revenues generated from license, royalty and development fees will fluctuate quarterly and yearly due to variations in the amount and timing of recognition of CDMA license fees, the timing, pricing and amount of sales by the Company's licensees and the Company's ability to accurately estimate such sales, and the impact of currency fluctuations and risk on royalties generated from international licensees.

   Sales of infrastructure equipment internationally are subject to a number of risks, including substantial competition with other providers of CDMA, Global System for Mobile Communications ("GSM"), and other competing wireless systems (most of whom have substantially greater resources than the Company and are well-established equipment manufacturers with long manufacturing histories) and risks related to unexpected changes in regulatory requirements, export controls, national standards, currency exchange rates, expropriation, tariffs and other barriers, political risks and difficulties in staffing and managing foreign operations and risks associated with providing long-term customer financing agreements. WLL systems in the U.S. and foreign countries are just beginning to be implemented, and their market acceptance is uncertain. The wireless telecommunications industry is experiencing significant technological changes. As a result, the future prospects of the industry, the success of PCS, WLL and other competing services and the Company's ability to generate substantial revenues and profits from sales of CDMA infrastructure and subscriber equipment are uncertain.

   In order to commence operation, PCS and WLL operators will need, among other things, to invest substantial capital and complete their system designs and build-outs. Any delays in connection with the commercial rollout of CDMA technology by the Company's major customers, or any delays in obtaining orders for the Company's infrastructure equipment from both national and international customers could result in under-utilization of the Company's manufacturing facility and have a material adverse effect on the Company's results of operations, liquidity or financial position.

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

   The Company manufactures its CDMA based digital cellular and PCS subscriber equipment through QUALCOMM Personal Electronics ("QPE"), a joint venture between the Company and a subsidiary of Sony. The risks associated with the commercial manufacture of the Company's infrastructure and subscriber equipment products, which are described in this document, also apply to the manufacture of subscriber equipment by QPE. To the extent that QPE experiences any of the complications, delays or interruptions described herein, the Company's results of operations, liquidity or financial position would be adversely affected.

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

   The Company has entered into a development agreement with Globalstar to design and develop subscriber equipment and the ground communication stations of the Globalstar system. The revenues from this contract are expected to be in excess of $700 million and the Company is reimbursed for its development services on a cost-plus basis. During March 1998, the Company agreed to defer up to $100 million of contract payments as interest bearing customer financing under its development contract with Globalstar. During April 1997, the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment of Globalstar's worldwide Low-Earth-Orbiting satellite-based digital telecommunications system. This multi-year agreement has subsequently grown to $330 million and could grow to approximately $600 million as the Globalstar network is built out. The Company began shipment of their production gateways during April 1998. Globalstar may require additional capital to fund payment for the equipment to be developed by the Company. To date, Globalstar has received funds and financing commitments totaling approximately $2.6 billion. There can be no assurance that Globalstar will be successful in raising additional capital, if needed, or that delays or technical or regulatory developments will not arise which could adversely affect Globalstar's ability to continue funding the development agreement, which could have a material adverse effect on the Company's business and results of operations. The Company's interest in Globalstar is owned indirectly through certain limited partnerships. The Company's current ownership interest in Globalstar is approximately 6.5%.

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

   A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements -- Note 8 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as percentages of revenues:

                                              Three Months Ended        Six Months Ended
                                             ----------------------   ---------------------
                                             March 29,    March 30,   March 29,   March 30,
                                               1998         1997        1998        1997
                                             ---------    ---------   ---------   ---------
Revenues:
   Communications systems...............         82%          87%        84%         85%
   Contract services....................          9            8          8           9
   License, royalty and development fees          9            5          8           6
                                                ---          ---         ---        ---
Total revenues..........................        100%         100%        100%       100%
                                                ---          ---         ---        ---

Operating expenses:
   Communications systems...............         64%          71%        64%         69%
   Contract services....................          6            6          6           7
   Research and development.............         10            9         10          10
   Selling and marketing................          8            5          7           6
   General and administrative...........          5            4          5           4
   Other................................         --            2          1           1
                                                ---          ---         ---        ---
Total operating expenses................         93%          97%        93%         97%
                                                ---          ---         ---        ---

Operating income .......................          7            3          7           3
Interest income, net....................         --           --         --           1
Unrealized gain on trading securities ..         --            2         --           1
Distributions on trust convertible
   preferred securities of subsidiary
   trust................................         (1)          (1)        (1)         --
Minority interest in income of
   consolidated subsidiaries............         (3)          --         (1)         (1)
                                                ---          ---         ---        ---
Income before income taxes..............          3            4          5           4
Income tax expense......................         --           (1)        (1)         (1)
                                                ---          ---         ---        ---
Net income..............................          3%           3%          4%         3%
                                                ===          ===         ===        ===
Communications systems costs as a
   percentage of communications
   systems revenues.....................         78%          82%        76%         81%
Contract services costs as a percentage
   of contract services revenues........         76%          74%        74%         73%

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1997

   Total revenues for the second quarter of fiscal 1998 were $761 million, an increase of $175 million or 30% compared to total revenues of $586 million for the second quarter of fiscal 1997. Total revenues for the first six months of fiscal 1998 were $1,546 million, an increase of $572 million over total revenues of $975 million for the first six months of fiscal 1997. Revenue growth for the second quarter and first six months of fiscal 1998 was due to significant growth in communications systems which was primarily driven by increased revenues from CDMA subscriber equipment and ASICs products, as well as increased contract services revenues from the Company's development agreement with Globalstar and increased license, royalty and development fees.

   Communications systems revenues which consisted primarily of revenues from CDMA subscriber equipment, ASICs sales to CDMA licensees, the sale of the Company's OmniTRACS, products and services, and CDMA infrastructure equipment, were $626 million, an increase of $118 million or 23% over the second quarter in fiscal 1997. The growth in communications systems revenues for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 was primarily attributed to the following: increased sales of

CDMA subscriber equipment and software sales, increased ASIC sales; and increased revenues from OmniTRACS system sales and messaging. These increases were partially offset by a decrease in infrastructure revenues as compared to the year ago quarter, when a substantial portion of a major infrastructure contract was recognized. For the first six months of fiscal 1998, communications systems revenues were $1,302 million, a 56% increase compared to revenues of $832 million for the same period in fiscal 1997. The increase for the first six months of fiscal 1998 represents the higher volumes of CDMA subscriber equipment and ASICs shipments as well as increased revenues from OmniTRACS system sales and CDMA software revenue.

   Contract services revenues totaled $65 million in the second quarter of fiscal 1998 or 9% of total revenues, compared to $49 million or 8% of total revenues for the second quarter of fiscal 1997. Contract services revenues for the first six months of fiscal 1998 increased to $129 million from $88 million for the same period in fiscal 1997, an increase of 46%. The increase of $16 million for the quarter and $41 million for the first six months resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

   License, royalty and development fees for the second quarter of fiscal 1998 increased to $70 million from $29 million for the second quarter of the prior fiscal year. Revenues for the second quarter of fiscal 1998 included revenues for existing and unannounced licensees. License, royalty and development fees for the first six months of fiscal 1998 were $115 million, compared to $54 million for the same period in fiscal 1997.

   During the second quarter of fiscal 1998, the Company determined that royalty estimates have become more reliable due to sufficient historical data and availability of information on licensee subscriber activity. The Company believes it can now reasonably estimate certain royalty revenues that previously could not be reliably estimated prior to being reported by its licensees. Therefore, in the second quarter of fiscal 1998, the Company recognized actual reported royalties from such licensees for the prior quarter and accrued estimated royalties for the current quarter. The effect of this one-time adjustment increased royalty revenue by $18 million in the second quarter of fiscal 1998. Royalty income will fluctuate quarterly due to the timing and amount of sales by the Company's licensees and the Company's ability to accurately estimate such sales as well as currency fluctuations, in particular the Korean won. The Company expects to continue to experience considerable fluctuation in quarterly and yearly operating results in the future due to variations in the amount and timing of recognition of CDMA license, royalty and development fees.

   Costs of communications systems, which consisted primarily of costs of sales of CDMA subscriber and infrastructure equipment, ASICs components and OmniTRACS products and services were $485 million or 78% of communications systems revenues for the second quarter of fiscal 1998, compared to $419 million or 82% of communications systems revenues for the same period in the prior fiscal year. For the first six months of fiscal 1998, communications systems costs were $993 million or 76% of communications systems revenues, compared to $678 million or 81% of communications systems revenues for the same period in fiscal 1997. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber equipment and ASICs components. The decrease in communications systems costs as a percentage of communications systems revenues reflects lower costs achieved with high volume sales and manufacturing of CDMA equipment and higher software sales. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

   Contract services costs were $49 million or 76% of contract services revenues for the second quarter of fiscal 1998, compared to $36 million or 74% of contract services revenues for the second quarter of fiscal 1997. Contract services costs for the first six months of fiscal 1998 were $95 million or 74% of contract services revenues, compared to $64 million or 73% of contract services revenues for fiscal 1997. The dollar increase in contract services costs was primarily related to the Globalstar development contract.

   Research and development expenses were $77 million or 10% of revenues for the second quarter of fiscal 1998, compared to $53 million or 9% of revenues for the second quarter of fiscal 1997. For the first six months of fiscal 1998 research and development costs were $152 million or 10% of revenues, compared to $99 million or 10% of revenues for the first six months of fiscal 1997. Overall research and development efforts are expected to continue into future quarters and research and development expenditures in absolute dollars are expected to increase throughout fiscal 1998.

   Selling and marketing expenses were $60 million or 8% of total revenues for the second quarter of fiscal 1998, compared to $31 million or 5% of total revenues for the same quarter last year. For the first six months of fiscal 1998, selling and marketing expenses were $116 million or 7% of revenues, compared to $58 million or 6% of revenues for the same period in fiscal 1997. The dollar increase in selling and marketing expenses for the quarter and the first six months was primarily due to higher volume of sales of CDMA subscriber equipment along with increased national and international marketing activities.

   General and administrative expenses were $38 million or 5% of total revenues for the second quarter of fiscal 1998, compared to $22 million or 4% of total revenues for the second quarter of fiscal 1997. General and administrative expenses for the first six months of fiscal 1998 were $75 million or 5% of revenues, compared to $38 million or 4% of revenues for the same period in fiscal 1997. The dollar increase for the quarter and the first half of the fiscal year was attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in the Company's operations as well as increased litigation expenses.

   A review of the components of other operating expenses is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements -- Note 5 Other Operating Expenses).

   Interest income was $10 million during the second quarter of fiscal 1998 compared to $7 million for the second quarter fiscal 1997. For the first six months of fiscal 1998, interest income was $22 million compared to $11 million for the same period in fiscal 1997. The increase for the second quarter of fiscal 1998 and the first six months of fiscal 1998 reflects the interest earned on the proceeds from the private placement of Trust Convertible Preferred Securities which occurred during March 1997.

   Interest expense decreased to $2 million in the second quarter of fiscal 1998, compared to $3 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, interest expense was $4 million compared to $5 million for the same period in fiscal 1997. This decrease in the second quarter and first six months of fiscal 1998 is the result of decreased bank borrowings to support the working capital needs of QPE.

   The unrealized gain on trading securities of approximately $9 million for the second quarter and first six months of fiscal 1997 relates to a market value adjustment in the value of equity trading securities. The securities were sold during the third quarter of fiscal 1997.

   During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities.

   Distributions on Trust Convertible Preferred Securities of $10 million for the second quarter of fiscal 1998, and $20 million for the first six months of fiscal 1998 relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in March 1997.

   The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony. Minority interest for the second quarter of fiscal 1998 and the first six months of fiscal 1998 includes the impact of restructuring QPE. During March 1998, the Company and Sony signed an agreement whereby QPE became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture. In connection with that agreement, certain expenses previously included in QPE were absorbed by its parent companies in the second quarter of fiscal 1998.

   Income tax expense for the second quarter of fiscal 1998 decreased $5 million compared to the second quarter of fiscal 1997. The decrease was primarily due to a revision in the estimated annual effective tax rate and an increase in certain estimated tax credits. Excluding the increase in certain estimated tax credits, the annual effective tax rate for fiscal 1998 is currently estimated to be 29%. Income tax expense was $20 million for the first six months of fiscal 1998 compared to $9 million for fiscal 1997, resulting primarily from higher pretax earnings for the first six months of fiscal 1998 compared to the same period of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that the cash and cash equivalents and investments balances of $548 million at March 29, 1998, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

   In the first half of fiscal 1998, $61 million in cash was used by operating activities, compared to $114 million used by operating activities in the first half of fiscal 1997. Cash used by operating activities in the first half of fiscal 1998 includes $223 million of net working capital requirements offset by $162 million of net cash flow provided by operations. The improved cash flow from operations primarily reflects the increase in net income resulting from increased revenues and gross margins. Net working capital requirements of $223 million reflect increases in accounts receivable, finance receivables, and inventories which were offset by an increase in accounts payable and accrued liabilities. The increase in accounts and finance receivables in the first half of fiscal 1998 primarily reflects the continued growth in equipment and component sales. The increases in inventories and accounts payable and accrued liabilities are primarily attributable to the growth of the business. Additionally, higher inventory balances reflect an increase in Q phones and QCP phones in finished goods inventory. During the second quarter of fiscal 1998, the Company experienced lower demand for its 1900 MHz PCS Q phone which resulted in increased inventory balances. The increase in QCP inventory is associated with the re-work of finished goods inventory performed during the second quarter of fiscal 1998.

   Investments in capital expenditures, intangible assets and other entities totaled $170 million in the first half of fiscal 1998, compared to $99 million in the same period of fiscal 1997. Significant components in the first half of fiscal 1998 consisted of the purchase of $154 million of capital assets, the purchase of $12 million of intangible assets, and the investment of $4 million in entities in which the Company holds less than a 50% interest. During the second quarter of fiscal 1997, the Company agreed to purchase $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat PCS. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements throughout fiscal 1998.

   An important element of the Company's strategy is to be a major supplier of CDMA infrastructure and subscriber equipment worldwide for cellular, PCS and WLL service providers. The Company's ability to generate substantial revenues and profits from sales of infrastructure and subscriber equipment will require continued substantial capital investments by the Company and is subject to risks and uncertainties. The Company's ability to generate substantial sales of CDMA infrastructure and subscriber equipment to PCS licensees is subject to a number of risks in addition to those facing other wireless service providers. Many of these licensees have limited financial resources, are highly leveraged and will require large amounts of capital to complete the build-out of their systems. There can be no assurance that these licensees will be able to raise such capital.

   The Company has an ownership interest in certain U.S. and foreign PCS licensees and service providers, including $20 million in NextWave Telecom Inc., ("NextWave") and $4 million in Chase Telecommunications, Inc. ("Chase"). The Company may continue to make similar investments in future periods in an effort to expand its infrastructure business. There can be no assurance any of these licensees or service providers, including NextWave and Chase, will be able to obtain sufficient financing to build-out their systems or meet their payment obligations to the FCC. The failure of these licensees and service providers to obtain sufficient financing or to meet their obligations to the FCC could adversely affect the value of the Company's investments in these entities. There can be no assurances that these current or future investments, loans or advances will provide an adequate financial or market return. As a result, an impairment of such investments, loans and advances may have a material adverse effect on the Company's results of operations, liquidity or financial position.

   The Company may provide further equity or debt, as necessary, to support the future build-out and operational needs of entities in which the Company has invested. Additionally, the Company is currently involved in proposals for cellular licenses, which if successful, could result in significant funding requirements to support the build-out and operational needs of such systems. There can be no assurances that these current or future investments will provide an adequate financial or market return.

   In the first half of fiscal 1998, the Company's financing activities used $30 million. QPE made net repayments of $54 million on its outstanding credit facility. This use of cash was offset by $26 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first half of fiscal 1997, the Company's financing activities provided net cash of $718 million. The first half of fiscal 1997 included $660 million in proceeds from the issuance of the Convertible Preferred Securities, offset by $19 million of deferred costs, and $18 million from the issuance of common stock under the Company's stock option and employee stock purchase plans. Additionally, during the first half of fiscal 1997, QPE drew down $59 million of the credit facility to fund working capital requirements necessary to support the significant expansion in production of subscriber equipment.

   The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. To the extent that such cash resources are insufficient to fund the Company's activities, the Company may be required to raise additional funds, potentially in the near term, which may be derived through additional debt, equity financing, or other sources. There can be no assurance that additional financing will be available or, if available that it will be on acceptable terms. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company continues to evaluate financing alternatives, including extension of the current QPE secured revolving credit facilities or other sources.

   On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit agreement under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The credit agreement expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the $400 million credit commitment. The credit agreement includes certain restrictive financial and operating covenants. Through March 29, 1998, there were no amounts outstanding, or letters of credit issued, under the credit agreement.

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

   During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000 will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001 accompanied by all then unpaid accrued interest. At March 29, 1998, contract payments of approximately $58 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar, L.P. borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 29, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   Under an agreement entered into during fiscal 1997 with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), the Company agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. The amount that Chilesat PCS may draw on the letter of credit will decline as interim milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on February 10, 1998. At the Annual Meeting, the stockholders of the Company (i) elected four directors to hold office until the 2001 Annual Meeting of Stockholders or until his/her successor is elected, as listed below; (ii) approved the Amendment to the Company's Restated Certificate of Incorporation;
(iii) approved the Company's 1991 Stock Option Plan, as amended; (iv) approved the Company's 1991 Employee Stock Purchase Plan, as amended; (v) approved the Company's 1998 Non-Employee Directors' Stock Option Plan as an amendment and restatement of the Company's existing Non-Employee Directors' Stock Option Plan; and (vi) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending September 27, 1998.

The Company had 68,608,552 shares of Common Stock outstanding as of December 18, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 58,535,145 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

                              Shares Voting      Shares
           Director              In Favor       Withheld
           --------              --------       --------
           Irwin Mark Jacobs    58,441,282       93,863
           Andrew J. Viterbi    58,444,593       90,552
           Adelia A. Coffman    58,150,601      384,544
           Neil Kadisha         58,040,629      494,516

   Directors whose term of office continued after the annual meeting are: Robert
E. Kahn, Jerome S. Katzin, Duane A. Nelles, Frank Savage, Brent Scowcroft, Harvey P. White, Richard C. Atkinson, Peter M. Sacerdote and Marc I. Stern.

Proposal 2: Approval of the Amendment to the Company's Restated Certificate of Incorporation

           Votes in favor:     56,843,425
           Votes against:       1,548,252
           Abstentions:           143,468

Proposal 3: Approval of the 1991 Stock Option Plan, as Amended

           Votes in favor:     27,155,655
           Votes against:       7,827,701
           Abstentions:           319,027

           Broker non-votes:   23,232,762

Proposal 4: Approval of the 1991 Employee Stock Purchase Plan, as Amended

           Votes in favor:     34,471,385
           Votes against:       1,330,634
           Abstentions:           256,600
           Broker non-votes:   22,476,526

Proposal 5: Approval of the 1998 Non-Employee Directors' Stock Option Plan

           Votes in favor:     28,524,005
           Votes against:       7,161,454
           Abstentions:           373,140
           Broker non-votes:   22,476,546

Proposal 6: Ratification of Selection of Independent Accountants

           Votes in favor:     58,328,460
           Votes against:          65,256
           Abstentions:           141,429

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

10.1 Credit Agreement dated as of March 11, 1998, among QUALCOMM Incorporated, as Borrower, the Lender Parties, Bank of America N.T. & S.A., as Administrative Agent, Syndication Agent and Initial Issuing Bank, and Citibank, N.A., as Documentation Agent and Syndication Agent(1).

   (b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter for which this report is filed.



   (1) Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions will be filed separately with the Securities and Exchange Commission.