Form 10-Q
period 1998-06-28
QUALCOMM INC/DE
filed 1998-07-27
CIK 804328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $0.0001 per share par value, 69,691,619 shares outstanding as of July 17, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUALCOMM Incorporated

                                         /S/ ANTHONY S. THORNLEY
                                        ----------------------------------------
                                             Anthony S. Thornley
                                           Executive Vice President, Finance
                                             & Chief Financial Officer

Dated:  July 27, 1998

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets...........................       4
                Condensed Consolidated Statements of Income.....................       5
                Condensed Consolidated Statements of Cash Flows.................       6
                Notes to Condensed Consolidated Financial Statements............       7-13
        Item 2. Management's Discussion and Analysis of Results of
                Operations and Financial Condition..............................      14-23

PART II.  OTHER INFORMATION                                                             24

        Item 6. Exhibits and Reports on Form 8-K


PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                               JUNE 28,           SEPTEMBER 28,
                                                                                                 1998                1997
                                                                                              ----------          ----------
CURRENT ASSETS:
  Cash and cash equivalents ........................................................          $  179,905          $  248,837
  Investments ......................................................................             118,454             448,235
  Accounts receivable, net .........................................................             787,865             445,382
  Finance receivables ..............................................................              45,242             111,501
  Inventories ......................................................................             393,805             225,156
  Other current assets .............................................................             112,834              70,484
                                                                                              ----------          ----------
          Total current assets .....................................................           1,638,105           1,549,595
PROPERTY, PLANT AND EQUIPMENT, NET .................................................             565,671             425,090
INVESTMENTS ........................................................................             111,626             111,786
FINANCE RECEIVABLES, NET ...........................................................             132,663                  --
OTHER ASSETS .......................................................................             187,299             188,209
                                                                                              ----------          ----------
TOTAL ASSETS .......................................................................          $2,635,364          $2,274,680
                                                                                              ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities .........................................          $  551,777          $  409,156
  Unearned revenue .................................................................              92,494              45,084
  Bank lines of credit .............................................................             138,000             110,000
  Current portion of long-term debt ................................................               2,959               3,238
                                                                                              ----------          ----------
          Total current liabilities ................................................             785,230             567,478
LONG-TERM DEBT .....................................................................               4,734               7,729
OTHER LIABILITIES ..................................................................              23,591              15,295
                                                                                              ----------          ----------
          Total liabilities ........................................................             813,555             590,502
                                                                                              ----------          ----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .....................................              27,195                  --
                                                                                              ----------          ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE PREFERRED
  SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT SECURITIES
  OF THE COMPANY....................................................................             660,000             660,000
                                                                                              ----------          ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value ...............................................                  --                  --
  Common stock, $0.0001 par value ..................................................                   7                   7
  Paid-in capital ..................................................................             948,193             906,373
  Retained earnings ................................................................             186,414             117,798
                                                                                              ----------          ----------
          Total stockholders' equity ...............................................           1,134,614           1,024,178
                                                                                              ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................          $2,635,364          $2,274,680
                                                                                              ==========          ==========



            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                      ---------------------------------           ---------------------------------
                                                        JUNE 28,              JUNE 29,             JUNE 28,               JUNE 29,
                                                          1998                 1997                  1998                  1997
                                                      -----------           -----------           -----------           -----------
REVENUES:
   Communications systems ..................          $   758,627           $   418,636           $ 2,061,084           $ 1,250,996
   Contract services .......................               69,947                54,119               198,905               142,163
   License, royalty and development fees ...               46,923                47,505               161,915               101,787
                                                      -----------           -----------           -----------           -----------
          Total revenues ...................              875,497               520,260             2,421,904             1,494,946
                                                      -----------           -----------           -----------           -----------

OPERATING EXPENSES:
   Communications systems ..................              574,053               315,173             1,566,671               993,382
   Contract services .......................               50,627                40,250               145,956               104,445
   Research and development ................               92,810                64,843               244,557               164,127
   Selling and marketing ...................               64,693                40,467               180,519                98,508
   General and administrative ..............               39,961                26,465               114,676                64,069
   Other (Note 5) ..........................                   --                    --                11,976                 8,792
                                                      -----------           -----------           -----------           -----------
          Total operating expenses .........              822,144               487,198             2,264,355             1,433,323
                                                      -----------           -----------           -----------           -----------

OPERATING INCOME ...........................               53,353                33,062               157,549                61,623

INTEREST INCOME ............................               10,672                12,115                32,435                23,116
INTEREST EXPENSE ...........................               (1,792)               (3,002)               (6,166)               (8,198)
NET GAIN ON SALE OF INVESTMENTS ............                   --                 3,946                 2,950                13,400
WRITE-OFF OF INVESTMENT IN
  OTHER ENTITY (NOTE 6) ....................              (20,000)                   --               (20,000)                   --
DISTRIBUTIONS ON TRUST CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST...........               (9,771)               (9,690)              (29,496)              (13,585)
MINORITY INTEREST IN INCOME OF CONSOLIDATED
   SUBSIDIARIES ............................              (18,696)                 (600)              (36,557)               (6,030)
EQUITY IN LOSSES OF INVESTEES ..............               (5,537)                   --                (9,707)                   --
                                                      -----------           -----------           -----------           -----------
INCOME BEFORE INCOME TAXES .................                8,229                35,831                91,008                70,326
INCOME TAX (EXPENSE) BENEFIT ...............               (2,386)                  114               (22,392)               (8,510)
                                                      -----------           -----------           -----------           -----------
NET INCOME .................................          $     5,843           $    35,945           $    68,616           $    61,816
                                                      ===========           ===========           ===========           ===========

NET EARNINGS PER COMMON SHARE:
   Basic ...................................          $      0.08           $      0.53           $      1.00           $      0.92
                                                      ===========           ===========           ===========           ===========
   Diluted .................................          $      0.08           $      0.50           $      0.93           $      0.86
                                                      ===========           ===========           ===========           ===========

SHARES USED IN PER SHARE CALCULATION:
   Basic ...................................               69,287                67,567                68,899                67,124
                                                      ===========           ===========           ===========           ===========
   Diluted .................................               73,978                72,146                73,754                71,748
                                                      ===========           ===========           ===========           ===========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                   -----------------------------
                                                                                    JUNE 28,           JUNE 29,
                                                                                     1998                1997
                                                                                   ---------           ---------
    OPERATING ACTIVITIES:
      Net income ........................................................          $  68,616           $  61,816
      Depreciation and amortization .....................................            100,871              65,888
      Acquired in-process research and development ......................              6,976                  --
      Non-cash charge for impaired assets ...............................              5,000               8,792
      Gain on sale of trading securities ................................                 --             (13,400)
      Write-off of investment in other entity ...........................             20,000                  --
      Minority interest in income of consolidated subsidiaries ..........             36,557               6,030
      Equity in losses of investees .....................................              9,707                  --
      Tax benefit from recognition of deferred tax assets ...............                 --             (21,887)
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable, net .......................................           (342,483)           (103,181)
         Finance receivables, net .......................................            (66,404)           (114,820)
         Inventories ....................................................           (168,649)            (57,213)
         Other assets ...................................................            (54,189)            (28,906)
         Accounts payable and accrued liabilities .......................            146,254              71,620
         Unearned revenue ...............................................             47,410              12,593
         Other liabilities ..............................................              8,296              11,793
      Proceeds from sale of trading securities ..........................                 --              23,129
      Purchase of trading securities ....................................                 --              (9,729)
                                                                                   ---------           ---------
    Net cash used by operating activities ...............................           (182,038)            (87,475)
                                                                                   ---------           ---------
    INVESTING ACTIVITIES:
      Capital expenditures ..............................................           (235,288)            (91,309)
      Purchases of investments ..........................................           (255,427)           (741,865)
      Maturities of investments .........................................            585,368             434,674
      Purchases of intangible assets ....................................            (12,959)                 --
      Issuance of notes receivable ......................................            (15,000)             (8,585)
      Investments in other entities .....................................            (11,189)            (49,213)
                                                                                   ---------           ---------
    Net cash provided (used) by investing activities ....................             55,505            (456,298)
                                                                                   ---------           ---------
    FINANCING ACTIVITIES:
      Net borrowings (repayments) under bank lines of credit ............             28,000              (9,500)
      Principal payments on long-term debt ..............................             (3,274)             (1,486)
      Minority interest investment in consolidated subsidiaries .........                602                  98
      Proceeds from issuance of trust convertible preferred securities of
      subsidiary trust ..................................................                 --             660,000
      Deferred issuance costs ...........................................               (914)            (18,624)
      Net proceeds from issuance of common stock ........................             33,187              20,319
                                                                                   ---------           ---------
    Net cash provided by financing activities ...........................             57,601             650,807
                                                                                   ---------           ---------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................            (68,932)            107,034
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................            248,837             110,143
                                                                                   ---------           ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................          $ 179,905           $ 217,177
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

    Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made. Since the commencement of royalty-bearing product sales by the Company's licensees, the Company has accumulated and analyzed information relating to royalties from its licensees. During this time, the availability of information about royalty-bearing product sales by licensees has increased. The Company has also gained experience in understanding the relationship between the timing of its sales of CDMA subscriber unit components to its licensees and the timing of its licensees' sales of related subscriber units. As a result, beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned in the current quarter that previously could not be reasonably estimated prior to being reported in the subsequent quarter by its licensees. The Company's royalty revenue for the second quarter of fiscal 1998 included an additional $18 million as a result of this improvement in its ability to estimate such royalties.

    The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" in the first quarter of fiscal 1998. FAS 128 superseded APB Opinion No. 15 ("APB 15"), "Earnings per Share" and replaced the primary and fully diluted earnings per share ("EPS") computations pursuant to APB 15 with basic and diluted EPS. Earnings per share data presented for the three and nine month periods ended June 29, 1997, have been restated for comparative purposes.

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

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                             -----------------------       -----------------------
                                             JUNE 28,       JUNE 29,       JUNE 28,       JUNE 29,
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
Options .............................          3,989          3,882          4,152          3,933
Warrants ............................            702            697            703            691
                                               -----          -----          -----          -----
                                               4,691          4,579          4,855          4,624
                                               =====          =====          =====          =====

    Options outstanding during the three months ended June 28, 1998 and June 29, 1997, to purchase approximately 3,700,000 and 1,151,000 shares of common stock, respectively, and options outstanding during the nine months ended June 28, 1998 and June 29, 1997, to purchase approximately 3,008,000 and 1,779,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. The conversion of the Trust Convertible Preferred Securities is not assumed for all periods presented since its effect would be anti-dilutive.

NOTE 2 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Accounts Receivable:

                                                                           JUNE 28,         SEPTEMBER 28,
                                                                             1998              1997
                                                                           --------          --------
Accounts receivable, net (in thousands):
  Trade, net of allowance for doubtful accounts of
     $21,044 and $18,892, respectively ..........................          $640,369          $343,619
  Long-term contracts:
     Billed .....................................................           108,752            53,159
     Unbilled ...................................................            28,327            32,230
  Other .........................................................            10,417            16,374
                                                                           --------          --------
                                                                           $787,865          $445,382
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

    In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar L.P. ("Globalstar"). Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At June 28, 1998, contract payments of approximately $71 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

    At June 28, 1998, commitments to extend long-term financing for possible future sales to customers other than Globalstar totaled approximately $370 million through fiscal 1999.

Inventories:

                                                                                          JUNE 28,        SEPTEMBER 28,
                                                                                              1998              1997
                                                                                          --------          --------
Inventories (in thousands):
  Raw materials ................................................................          $191,600          $118,516
  Work-in-progress .............................................................            84,454            55,088
  Finished goods ...............................................................           117,751            51,552
                                                                                          --------          --------
                                                                                          $393,805          $225,156
                                                                                          ========          ========

NOTE 3 -- INVESTMENTS IN OTHER ENTITIES

   PEGASO

    In April 1998, QUALCOMM, through its wholly-owned subsidiary QUALCOMM PCS Mexico, Inc., entered into a joint venture agreement pursuant to which it obtained a 49% ownership interest in a newly formed development stage entity, Pegaso Telecomunicaciones, S.A. de C.V. ("PEGASO"), a Mexico corporation. In May 1998, PEGASO obtained the right to acquire Personal Communications Services ("PCS") licenses providing nationwide coverage in Mexico. Pursuant to the joint venture agreement, QUALCOMM will be required to provide equity contributions necessary for its proportionate share of license payments and other financial requirements as a result of the business plan. As of June 28, 1998, QUALCOMM has made equity contributions of approximately $7 million, and expects that it will make additional investments of approximately $90 million in the joint venture before October 1, 1998. The Company accounts for its investment under the equity method of accounting.

    In July 1998, PEGASO announced an increase in total equity commitments through the addition of four new consortium members. As there was no change in QUALCOMM's total equity commitment, the Company's ownership interest will be reduced to approximately 33%.

   QUALCOMMTel

    During October 1997, QUALCOMM formed QUALCOMM Telecommunications Limited, ("QUALCOMMTel"), a Cayman Islands corporation. QUALCOMM holds a 70% ownership interest in QUALCOMMTel. The minority 30% interest is held by Tiller International Limited ("Tiller"), a private investment company. QUALCOMMTel is intended to be an intermediate holding company to facilitate the Company's business prospects in the Russian Federation.

    In February 1998, QUALCOMMTel entered into an agreement with a Russian company, providing for their participation, subject to terms and conditions, in the development of wireless communications networks in the Russian Federation. Pursuant to the agreement and subject to terms and conditions, QUALCOMMTel and the Russian company will become 50/50 joint venture partners in Metrosvyaz Limited ("Metrosvyaz"), a Cyprus corporation, which intends to invest in joint ventures with local Russian telecommunications operators for the formation, development, financing and operation of CDMA based wireless networks.

    Additionally, QUALCOMM and QUALCOMMTel will commit, subject to terms and conditions, up to a total of $500 million in joint funding which may be in the form of debt or equity, to Metrosvyaz to support its business plan. QUALCOMM shall, at Tiller's option, fund Tiller's share of capital calls by QUALCOMMTel and such funding shall give rise to a limited recourse interest bearing loan. However, no decisions relating to the relative funding by QUALCOMM and QUALCOMMTel have been finalized.

   Chilesat PCS

    In March 1997, the Company purchased $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat Telefonia Personal S.A. ("Chilesat PCS"), a development stage enterprise. The Company holds its shares in Chilesat PCS via a wholly-owned subsidiary of QUALCOMM, Inversiones QUALCOMM Chile S.A. ("Inversiones QUALCOMM"). The remaining 50% ownership interest represented by voting common shares is owned by Telex-Chile S.A. and its subsidiary Chilesat S.A. (together "Telex-Chile").

    During June 1998, QUALCOMM and Inversiones QUALCOMM finalized negotiations with Chilesat PCS to provide or guarantee approximately $35 million in short-term loans, convertible into common equity if not repaid on or before January 31, 1999. If converted, QUALCOMM and Inversiones QUALCOMM would hold voting shares of approximately 65% of Chilesat PCS. This conversion is available to QUALCOMM and Inversiones QUALCOMM only if the loans are not repaid on or before January 31, 1999. Chilesat PCS currently contemplates that it will issue a $35 million capital call in approximately December of 1998, which may be used to repay the convertible loan or to provide for additional operating expenses. If Telex-Chile makes at least a $17.5 million cash contribution before January 31, 1999 pursuant to such capital call, QUALCOMM and Inversiones QUALCOMM have committed to convert $17.5 million of the short-term loans to equity.

    Telex-Chile has been unable to make principal repayments on its outstanding loans and is under standstill agreements with many of its significant lenders. Thus, the Company may not be able to count on Telex-Chile to provide additional capital to Chilesat PCS when and if needed.

   Other

    In connection with the Company's efforts to partner and develop wireless communications networks in the Russian Federation, QUALCOMM has entered into a letter of intent to purchase controlling interests in certain related telecommunications companies for approximately $52 million, subject to adjustment and pending due diligence procedures expected to be completed in July 1998. In connection with the potential acquisition, during May 1998, QUALCOMM provided $15 million in interest bearing loans that will become part of the purchase price consideration in the event the acquisition is completed. Otherwise, the $15 million loan and accrued interest, collateralized by all of the assets of the potential acquiree, will be repayable within one year of the date of its issuance.

    Certain of these and other investments and commitments may be spun-off to stockholders of the Company as part of a proposed transaction described in Note 10.

NOTE 4 -- DEBT AND CREDIT FACILITIES

    On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit facility (the "Credit Agreement") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The Credit Agreement expires in March 2001, and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the $400 million credit facility. The Credit Agreement includes certain restrictive financial and operating covenants. Through June 28, 1998, there were no amounts outstanding, or letters of credit issued, under the Credit Agreement.

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

NOTE 6 -- SALE AND WRITE-OFF OF INVESTMENTS

     In June 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom Inc. ("NextWave"). Subsidiaries of NextWave filed for bankruptcy protection in June 1998 under Chapter 11 of the U.S. Bankruptcy Code. There is significant uncertainty as to the outcome of the bankruptcy proceedings.

     During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities.

NOTE 7 -- INCOME TAXES

    The Company's income tax provision for the nine months ended June 28, 1998, reflects an increase in certain estimated tax credits. Excluding the increase in certain estimated tax credits, the Company currently estimates an annual effective income tax rate of approximately 29% for fiscal 1998.

NOTE 8 -- QUALCOMM PERSONAL ELECTRONICS

    During March 1998, the Company and Sony signed an agreement whereby QUALCOMM Personal Electronics ("QPE") became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture. In connection with that agreement, certain expenses previously included in QPE were absorbed by its parent companies in the second quarter of fiscal 1998. Also, during the third quarter of fiscal 1998, certain warranty provisions were assumed by its parent companies in proportion to their ownership interests in the QPE joint venture.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LITIGATION

    On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against QPE in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. By order dated July 24, 1998, the Dallas action was transferred to Marshall, Texas. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. The Marshall case is set for trial in December 1998. Although there can be no assurances that an unfavorable outcome of the Marshall case would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

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

GUARANTEES

     The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 28, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

     Under an agreement entered into during fiscal 1997 with Chilesat Telefonia Personal S.A. ("Chilesat PCS"), the Company agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. Chilesat PCS has received notification from the Chilean Undersecretariat of Telecommunications ("SUBTEL") that phase one of the network has passed certain acceptance tests performed by SUBTEL, and has been cleared to commence commercial operations. Chilesat PCS is required to successfully complete certain remaining tests on phase two of the network no later than December 1998. The amount that Chilesat PCS may draw on the letter of credit has been reduced to $52 million and will decline further as additional milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 28, 1998, no amounts have been drawn on the letter of credit.

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

NOTE 10 -- PROPOSED TRANSACTION

     The Company is considering a transaction whereby it would transfer certain of its joint venture and equity interests in emerging wireless telecommunications operating companies to a wholly-owned subsidiary of the Company, QUALCOMM SpinCo, Inc. ("SpinCo"), followed by a spin-off of SpinCo to its stockholders. A Registration Statement on Form 10 related to the proposed spin-off was filed with the Securities and Exchange Commission on July 1, 1998. The transaction is intended to include the transfer of approximately $250 million in net assets to SpinCo and a substantial funding commitment on the part of the Company in the form of a $250 million line of credit. The transaction will be treated as a taxable dividend to the Company's stockholders in an amount equal to the fair market value of the shares received. Following the transaction, the Company expects that a public market will exist for SpinCo's stock. If approved by the Company's Board of Directors, and other requisite approvals are obtained, the transaction is expected to be completed by the end of fiscal 1998.

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

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the Company's ability to successfully manufacture and sell significant quantities of Code Division Multiple Access ("CDMA") infrastructure and subscriber equipment on a timely basis; the ability to achieve revenue growth in future quarters and develop and introduce cost effective new products in a timely manner; avoiding delays in the commercial implementation of the Company's CDMA technology; change in economic conditions of various markets served by the Company or major customers of the Company, including the Asian markets; continued currency fluctuations and risk; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; failure to satisfy performance obligations as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

OVERVIEW

     QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company generates revenues primarily from license fees and royalties paid by licensees of the Company's CDMA technology, sales of CDMA subscriber and infrastructure equipment, ASICs component sales to domestic and international wireless communications equipment suppliers and service providers, sales of OmniTRACS terminals and related software and services to OmniTRACS users and contract development services, including the design and development of subscriber and ground communications equipment for Globalstar, a worldwide, satellite-based digital telecommunications system utilizing CDMA technology (the "Globalstar System"). In addition, the Company generates revenues from the design, development, manufacture and sale of a variety of other communications products and services.

     The Company generates revenue from its CDMA licensees in the form of up-front licenses as well as ongoing royalties based on worldwide sales of CDMA subscriber and infrastructure equipment by such licensees. License fees are generally nonrefundable and may be paid in one or more installments. Revenues generated from license fees and royalties will fluctuate quarterly and yearly due to variations in the amount and timing of recognition of CDMA license fees, the timing, pricing and amount of sales by the Company's licensees and the Company's ability to estimate such sales, and the impact of currency fluctuations, in particular the South Korean won, and risks associated with royalties generated from international licensees.

     The Company is a major manufacturer of CDMA infrastructure and subscriber equipment. The Company manufactures CDMA infrastructure equipment for sale to wireless network operators worldwide. The Company has entered into agreements regarding the manufacture and supply of CDMA infrastructure equipment with Hitachi, Hughes and Nortel. The Company manufactures its CDMA subscriber equipment through QPE, a joint venture between the Company and a subsidiary of Sony. The Company, through QPE, is one of the largest manufacturers of CDMA handsets. The Company has also generated substantial revenue from the design and sale of CDMA ASICs to its licensees for incorporation into their subscriber and infrastructure equipment.

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

     The Company has entered into a number of development and manufacturing contracts involving the Globalstar System which, in aggregate, are expected to generate revenues to the Company in excess of $1 billion over the life of such contracts. The Company's development agreement to design and develop the ground communications stations ("gateways") of the Globalstar System is expected to generate in excess of $868 million over the life of the agreement. Under the development agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment in the Globalstar System. In April 1998, the Company entered into a $117 million agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System.

     Wireless and satellite network operators, both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to provide for such financing, the Company may be subject to significant project, market, political, credit and foreign exchange risks.

     Revenues from international customers, which consisted of export sales, including license and royalty fees, to customers outside of the U.S., accounted for approximately 30% of total revenues in fiscal 1997. Sales of subscriber and infrastructure equipment and ASICs internationally are subject to a number of risks, including delays in opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country in which such opportunity arises.

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

     A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements -- Note 9 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain consolidated statements of operations data:

                                                                    Three Months Ended              Nine Months Ended
                                                                  ------------------------        ------------------------
                                                                  June 28,        June 29,        June 28,        June 29,
                                                                   1998            1997            1998             1997
                                                                  --------        -------         -------         -------
Revenues:
    Communications systems ..............................            87%             81%             85%             84%
    Contract services ...................................             8              10               8               9
    License, royalty and development fees ...............             5               9               7               7
                                                                   ----            ----            ----            ----
Total revenues ..........................................           100%            100%            100%            100%
                                                                   ----            ----            ----            ----

Operating expenses:
    Communications systems ..............................            65%             61%             65%             66%
    Contract services ...................................             6               8               6               7
    Research and development ............................            11              12              10              11
    Selling and marketing ...............................             7               8               7               7
    General and administrative ..........................             5               5               5               4
    Other ...............................................            --              --              --               1
                                                                   ----            ----            ----            ----
Total operating expenses ................................            94%             94%             93%             96%
                                                                   ----            ----            ----            ----

Operating income ........................................             6               6               7               4
Interest income, net ....................................             1               2               1               1
Net gain on sale of investments .........................            --               1              --               1
Write-off of investment in other entity .................            (2)             --              (1)             --
Distributions on trust convertible preferred
    securities of subsidiary trust ......................            (1)             (2)             (1)             (1)
Minority interest in income of consolidated
    subsidiaries.........................................            (2)             --              (2)             --
Equity in losses of investees ...........................            (1)             --              --              --
                                                                   ----            ----            ----            ----
Income before income taxes ..............................             1               7               4               5
Income tax (expense) benefit ............................            --              --              (1)             (1)
                                                                   ----            ----            ----            ----
Net income ..............................................             1%              7%              3%              4%
                                                                   ====            ====            ====            ====
Communications systems costs as a
    percentage of communications
    systems revenues ....................................            76%             75%             76%             79%
Contract services costs as a percentage
    of contract services revenues .......................            72%             74%             73%             73%

THIRD QUARTER OF FISCAL 1998 COMPARED TO THIRD QUARTER OF FISCAL 1997

    Total revenues for the third quarter of fiscal 1998 were $875 million, an increase of $355 million or 68% compared to total revenues of $520 million for the third quarter of fiscal 1997. Revenue growth was primarily due to the significant growth in communications systems which was primarily attributable to increased revenues from CDMA subscriber, ASICs and infrastructure products, and initial sales of commercial gateways for deployment in the Globalstar System. Also contributing were increased contract services revenues from the Company's development agreement with Globalstar.

    Communications systems revenues, which consisted primarily of sales of CDMA subscriber, infrastructure and ASICs products and product and service revenues from the sale of the Company's OmniTRACS system, were $759 million in the third quarter of fiscal 1998, an increase of $340 million or 81% compared to $419 million for the period in fiscal 1997. The growth in communications systems revenues was primarily attributable to the following: increased sales of CDMA subscriber and infrastructure equipment, increased ASICs sales and initial revenues from the sales of Globalstar gateway equipment. OmniTRACS revenues increased primarily from increased messaging revenues due to the expansion of the installed OmniTRACS base in the U.S. and from increased international shipments.

    Contract services revenues for the third quarter of fiscal 1998 were $70 million, a 29% increase compared to $54 million for the same period in fiscal 1997. The increase resulted primarily from the development agreement with Globalstar.

    License, royalty and development fees for the third quarter of fiscal 1998 were $47 million, compared to revenues of $48 million for fiscal 1997. License, royalty and development fees may continue to fluctuate quarterly due to the timing and amount of up-front fees on new licenses as well as royalties from sales by the Company's licensees, changes in foreign currency exchange rates and changes to previous estimates.

    Costs of communications systems were $574 million or 76% of communications systems revenues for the third quarter of fiscal 1998 compared to $315 million or 75% of communications systems revenues for the third quarter of fiscal 1997. The increase in communications systems costs primarily reflects the increased sales volume of CDMA handsets, infrastructure equipment and ASICs, and initial sales of Globalstar gateways. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

    Contract services costs for the third quarter of fiscal 1998 were $51 million or 72% of contract services revenues, compared to $40 million or 74% of contract services revenues for the third quarter of fiscal 1997. The dollar increase in contract services costs was primarily related to the Globalstar development contract.

    Research and development expenses were $93 million or 11% of revenues for the third quarter of fiscal 1998, compared to $65 million or 12% of revenues for the same period in fiscal 1997. The dollar increase resulted from increased investments in the development of CDMA related infrastructure, ASICs and subscriber products.

    Selling and marketing expenses were $65 million or 7% of revenues for the third quarter of fiscal 1998, compared to $40 million or 8% of revenues for the same period in fiscal 1997. The dollar increase of selling and marketing expense was due primarily to increased marketing efforts both domestically and internationally as the Company expanded its sales and marketing forces.

    General and administrative expenses for the third quarter of fiscal 1998 were $40 million or 5% of revenues, compared to $26 million or 5% of revenues for the third quarter of fiscal 1997. The dollar increase was driven primarily by additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations, as well as costs associated with computer system implementations.

    Interest income was $11 million for the third quarter of fiscal 1998, consistent with $12 million for the same period in fiscal 1997.

    Interest expense was $2 million for the third quarter of fiscal 1998, consistent with $3 million for the same period in fiscal 1997.

    The third quarter of fiscal 1997 net gain on sale of investments of $4 million relates to the sale of Globalstar Telecommunications Ltd. ("GTL") common stock received in exchange for the Company's guarantee of a Globalstar bank financing agreement.

    During the third quarter of fiscal 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom, Inc. ("NextWave"). Subsidiaries of NextWave filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

    Distributions on Trust Convertible Preferred Securities of $10 million for the third quarter of fiscal 1998 and 1997 relate to the $660 million of 5-3/4% Trust Convertible Preferred Securities issued by the Company in March 1997. The securities are convertible into common stock of the Company at a conversion price of $72.6563 per share of common stock.

    The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE a joint venture with a subsidiary of Sony. Minority interest for the third quarter of fiscal 1998 includes an adjustment for warranty provisions, which were assumed by Sony and QUALCOMM in proportion to their ownership interests in the QPE joint venture, as well as improved earnings in QPE.

    Income tax expense was $2 million for the third quarter of fiscal 1998, compared to a minimal benefit for the third quarter of fiscal 1997. The effect of lower pretax earnings in the third quarter of fiscal 1998 was offset by the tax benefit from recognition, during the third quarter of fiscal 1997, of deferred tax assets that satisfied the "more likely than not" criteria for recognition established by FAS 109.

FIRST NINE MONTHS OF FISCAL 1998 COMPARED TO FIRST NINE MONTHS OF FISCAL 1997

    Total revenues for the first nine months of fiscal 1998 were $2,422 million, an increase of $927 million or 62% over total revenues of $1,495 million for the first nine months of fiscal 1997. Revenue growth for the first nine months of fiscal 1998 was due to significant growth in communications systems which was primarily driven by increased revenues from CDMA subscriber and infrastructure equipment and ASICs products, as well as increased contract services revenues from the Company's development agreement with Globalstar and increased license, royalty and development fees.

    Communications systems revenues for the first nine months of fiscal 1998, which consisted primarily of revenues from CDMA subscriber equipment, ASICs sales to CDMA licensees, the sale of the Company's OmniTRACS products and services and CDMA infrastructure equipment, were $2,061 million, a 65% increase compared to revenues of $1,251 million for the same period in fiscal 1997. The increase for the first nine months of fiscal 1998 represents the higher volumes of CDMA subscriber and infrastructure equipment, increased ASICs shipments, as well as initial revenues from sales of Globalstar gateway equipment. OmniTRACS revenues increased primarily from increased messaging revenues due to the expansion of the installed OmniTRACS base in the U.S. and from increased international shipments.

    The Company experienced a reduction in the second quarter of fiscal 1998 communications systems revenues and gross margin from the first quarter of fiscal 1998. The decline was primarily due to economic conditions in South Korea. In addition, the Company experienced lower demand for its 1900 MHz PCS Q phone in the U.S. and South Korea and a delay in the introduction of the Company's 800 MHz cellular dual-mode Q phone. During the second quarter of fiscal 1998, the Company implemented a proactive program to address certain quality issues related to its QCP phone models. The Company devoted a significant portion of its manufacturing capacity in the second quarter of fiscal 1998 to re-work QCP phones in finished goods inventory, which resulted in fewer handset shipments as compared to the first quarter of fiscal 1998. There can be no assurance that the Company will not encounter similar manufacturing issues in the future, which could have a material adverse effect on the Company's margins, results of operations, liquidity or financial position.

    Contract services revenues for the first nine months of fiscal 1998 increased to $199 million from $142 million for the same period in fiscal 1997, an increase of 40%. The increase of $57 million resulted primarily from the development agreement with Globalstar which has continued to ramp up since its inception in fiscal 1994.

    License, royalty and development fees for the first nine months of fiscal 1998 were $162 million, compared to $102 million for the same period in fiscal 1997, an increase of 59%. The increase was driven by increased royalties recognized in conjunction with the worldwide sales of subscriber units and infrastructure equipment utilizing the Company's CDMA technology by the Company's licensees.

    During the second quarter of fiscal 1998, the Company determined that royalty estimates have become more reliable due to sufficient historical data and availability of information on licensee subscriber activity. As a result, beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned in the current quarter that previously could not be reasonably estimated prior to being reported in the subsequent quarter by its licensees. The effect of this one-time adjustment increased royalty revenue by $18 million in the second quarter of fiscal 1998. Accordingly, royalty revenue recognized in each quarter will consist of royalties based on estimated sales by the Company's licensees in that quarter as well as an adjustment for the difference between royalty estimates in the prior quarter and actual royalties for the prior quarter shown on royalty reports received in the current quarter. License, royalty and development fees may continue to fluctuate quarterly and yearly due to the timing and amount of up-front fees on new licenses as well as royalties from sales by the Company's licensees, changes in foreign currency exchange rates and changes to previous estimates.

    Costs of communications systems for the first nine months of fiscal 1998, which consisted primarily of costs of sales of CDMA subscriber and infrastructure equipment, ASICs and OmniTRACS products and services, were $1,567 million or 76% of communications systems revenues, compared to $993 million or 79% of communications systems revenues for the same period in fiscal 1997. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber and infrastructure equipment, ASICs, and initial sales of commercial gateways. The decrease in communications systems costs as a percentage of communications systems revenues primarily reflects margins associated with higher sales of ASICs. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

    Contract services costs for the first nine months of fiscal 1998 were $146 million or 73% of contract services revenues, compared to $104 million or 73% of contract services revenues for the same period in fiscal 1997. The dollar increase in contract services costs was primarily related to the Globalstar development contract.

    For the first nine months of fiscal 1998, research and development expenses were $245 million or 10% of revenues, compared to $164 million or 11% of revenues for the first nine months of fiscal 1997. Research and development expenditures in absolute dollars are expected to increase in future periods.

    For the first nine months of fiscal 1998, selling and marketing expenses were $181 million or 7% of revenues, compared to $99 million or 7% of revenues for the same period in fiscal 1997. The dollar increase in selling and marketing expenses for the first nine months of fiscal 1998 was primarily due to increased national and international marketing activities related to sales of CDMA subscriber equipment.

    General and administrative expenses for the first nine months of fiscal 1998 were $115 million or 5% of revenues, compared to $64 million or 4% of revenues for the same period in fiscal 1997. The dollar increase for the first nine months of fiscal year 1998 was attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations, increased litigation expenses, and costs associated with computer system implementations.

    A review of the components of other operating expenses is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements - Note 5 Other Operating Expenses).

    For the first nine months of fiscal 1998, interest income was $32 million compared to $23 million for the same period in fiscal 1997. The increase for the first nine months of fiscal 1998 reflects the interest earned on the proceeds from the private placement of Trust Convertible Preferred Securities which occurred during March 1997.

    For the first nine months of fiscal 1998, interest expense was $6 million compared to $8 million for the same period in fiscal 1997. This decrease is the result of lower average bank borrowings during the first nine months of fiscal 1998 to support the working capital needs of QPE.

    The net gain on sale of investments was $3 million for the first nine months of fiscal 1998 as compared to $13 million for the same period in fiscal 1997. During the first quarter of fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities. During the first nine months of fiscal 1997, the Company realized a $13 million gain on the sale of trading securities associated with the sale of GTL common stock, including a gain of $4 million recorded in the third quarter of fiscal 1997.

    During the third quarter of fiscal 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave. Subsidiaries of NextWave filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

    Distributions on Trust Convertible Preferred Securities of $29 million for the first nine months of fiscal 1998 relate to the private placement of $660 million of 5-3/4% Trust Convertible Preferred Securities by QUALCOMM in March 1997.

    The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony. Minority interest for the first nine months of fiscal 1998 includes the impact of restructuring QPE. During March 1998, the Company and Sony signed an agreement whereby QPE became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture. In connection with that agreement, certain expenses previously included in QPE were absorbed by its parent companies in the second quarter of fiscal 1998. Additionally, during the third quarter of fiscal 1998 minority interest included an adjustment for warranty provisions, which were assumed by Sony and QUALCOMM in proportion to their ownership interests in the QPE joint venture.

    Income tax expense was $22 million for the first nine months of fiscal 1998 compared to $9 million for the same period in fiscal 1997, resulting from higher pretax earnings for the first nine months of fiscal 1998 and the tax benefit from recognition, during the third quarter of fiscal 1997, of deferred tax assets that satisfied the "more likely than not" criteria for recognition established by FAS 109. Excluding an increase in certain estimated tax credits, the annual effective tax rate for fiscal 1998 is currently estimated to be 29%, compared to 20% for fiscal 1997 which includes the tax benefit from recognizing the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that the cash and cash equivalents and investments balances of $410 million at June 28, 1998, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure equipment and investment in joint ventures or other companies and other assets to support the growth of its business.

    In the first nine months of fiscal 1998, $182 million in cash was used by operating activities, compared to $87 million used by operating activities in the first nine months of fiscal 1997. Cash used by operating activities in the first nine months of fiscal 1998 and 1997 includes $430 million and $195 million, respectively, of net working capital requirements offset by $248 million and $107 million, respectively, of net cash flow provided by operations. The improved cash flow from operations primarily reflects higher earnings and increased depreciation expense in 1998. Net working capital requirements of $430 million primarily reflect increases in accounts receivable, finance receivables and inventories which were offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable and finance receivables in the first nine months of fiscal 1998 primarily reflects the continued growth in equipment and component sales and extended terms provided to certain Korean customers. The increases in inventories and accounts payable and accrued liabilities are primarily attributable to the growth of the business. Additionally, higher inventory balances reflect an increase in the raw materials and finished goods inventory of Q phones. This is primarily attributable to the lower demand for the Company's 1900 MHz PCS Q phone experienced in the second and third quarters of fiscal 1998.

    Investments in capital expenditures, intangible assets and other entities totaled $259 million in the first nine months of fiscal 1998, compared to $141 million in the same period of fiscal 1997. Significant components in the first nine months of fiscal 1998 consisted of the purchase of $235 million of capital assets, the purchase of $13 million of intangible assets, and the investment of $11 million in entities in which the Company holds less than a 50% interest. Significant components in the first nine months of fiscal 1997 include the purchase of $91 million of capital assets as well as the purchase of $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat PCS. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements throughout fiscal 1998.

     In the first nine months of fiscal 1998, the Company's financing activities provided $58 million. QPE borrowed a net of $28 million on its outstanding credit facility, and the Company realized $33 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. These cash proceeds were offset by $3 million in principal payments on long-term debt. In the first nine months of fiscal 1997, the Company's financing activities provided net cash of $651 million. The first nine months of fiscal 1997 included $660 million in proceeds from the issuance of the Trust Convertible Preferred Securities and $20 million from the issuance of common stock under the Company's stock option and employee stock purchase plans, offset by $19 million of deferred issuance costs and $10 million in net repayments on bank lines of credit.

     The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. To fund the Company's activities, the Company may be required to raise additional funds, potentially in the near-term, which may be derived through additional debt, equity financing or other sources. There can be no assurance that additional financing will be available or, if available that it will be on acceptable terms.

     On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit facility (the "Credit Agreement") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The Credit Agreement expires in March 2001, and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Credit Agreement includes certain restrictive financial and operating covenants. Through June 28, 1998, there were no amounts outstanding, or letters of credit issued, under the Credit Agreement.

     During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At June 28, 1998, contract payments of approximately $71 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

     At June 28, 1998, commitments to extend long-term financing for possible future sales to customers other than Globalstar totaled approximately $370 million through fiscal 1999.

     The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 28, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

     Under an agreement entered into during fiscal 1997 with Chilesat PCS, the Company agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. Chilesat PCS has received notification from the Chilean Undersecretariat of Telecommunications ("SUBTEL") that phase one of the network has passed certain acceptance tests performed by SUBTEL, and has been cleared to commence commercial operations. Chilesat PCS is required to successfully complete certain remaining tests on phase two of the network no later than December 1998. The amount that Chilesat PCS may draw on the letter of credit has been reduced to $52 million and will decline further as additional milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities.

     As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by QUALCOMM of substantial equity in the operating company, as well as a commitment by the operating company to purchase CDMA equipment from QUALCOMM. To date, the Company has made or has committed to make investments domestically in Chase Telecommunications, Inc. and internationally in Chilesat PCS, Telesystems of Ukraine, QUALCOMMTel (Russia) and PEGASO (Mexico). At June 28, 1998, unfunded equity commitments total approximately $150 million.

     The Company is considering a transaction whereby it would transfer certain of its joint venture and equity interests in emerging wireless telecommunications operating companies to a wholly-owned subsidiary of the Company, QUALCOMM SpinCo, Inc. ("SpinCo"), followed by a spin-off of SpinCo to its stockholders. A Registration Statement on Form 10 related to the proposed spin-off was filed with the Securities and Exchange Commission on July 1, 1998. The transaction is intended to include the transfer of approximately $250 million in net assets to SpinCo and a substantial funding commitment on the part of the Company in the form of a $250 million line of credit. The transaction will be treated as a taxable dividend to the Company's stockholders in an amount equal to the fair market value of the shares received. Following the transaction, the Company expects that a public market will exist for SpinCo's stock. If approved by the Company's Board of Directors, and other requisite approvals are obtained, the transaction is expected to be completed by the end of fiscal 1998.

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

FUTURE ACCOUNTING REQUIREMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 would be primarily from unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments, and has not yet determined the manner in which comprehensive income will be displayed.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

                           PART II. OTHER INFORMATION

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