Form 10-K405/A
period 1997-09-28
QUALCOMM INC/DE
filed 1998-11-18
CIK 804328

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                                ----------------

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

--------

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

                              EXPLANATORY STATEMENT

    This Amendment No. 1 to the Annual Report on Form 10-K for QUALCOMM Incorporated (the "Company") for the fiscal year ended September 28, 1997 is being filed to amend Item 14 (a) (3) by adding as Exhibits, certain amended and restated financial data schedules.

    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "Initial Form 10-K"), the Company was required to adopt, in the first quarter of fiscal 1998, Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share," which required a retroactive change in the method used to compute and display earnings per share information. Although pro forma earnings per share information in accordance with FAS No. 128 was presented in the Initial Form 10-K, financial data schedules restated in accordance with FAS No. 128, were not required to be filed at that time and were not included. Such restated financial data schedules are now being filed pursuant to this Amendment No. 1. This Amendment No. 1 is also being filed to amend certain amounts in the restated financial data schedules, as footnoted, to properly state information required by Regulation S-K, Item 601
(c), Appendix A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (3) Exhibits

       EXHIBIT
       NUMBER                         DESCRIPTION
       ------                         -----------
        3.1*      Restated Certificate of Incorporation.(1)

        3.2*      Certificate of Amendment of Restated Certificate of
                  Incorporation.(7)

        3.3*      Certificate of Designation of Preferences.(15)

        3.4*      Bylaws.(2)(2)

        3.5*      Amendment of the Bylaws.

        4.1* Certificate of Trust of QUALCOMM Financial Trust I, filed with the Delaware Secretary of State on February 7, 1997.(16)

        4.2* Declaration of Trust of QUALCOMM Financial Trust I, dated as of February 7, 1997, among QUALCOMM Incorporated, as Sponsor,
                  Wilmington Trust Company, as Delaware Trustee and Property
                  Trustee, and Irwin Mark Jacobs, Harvey P. White, and Anthony
                  Thornley, as Regular Trustees.(16)

        4.3*      Amended and Restated Declaration of Trust of QUALCOMM
                  Financial Trust I, dated as of February 25, 1997, among
                  QUALCOMM Incorporated, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Property Trustee, and Irwin Mark
                  Jacobs, Harvey P. White, and Anthony Thornley, as Regular
                  Trustees.(16)

        4.4*      Indenture for the 5 3/4% Convertible Subordinated Debt
                  Securities, dated as of February 25, 1997, among QUALCOMM
                  Incorporated and Wilmington Trust Company, as Indenture
                  Trustee.(16)

        4.5*      Form of 5 3/4% Trust Convertible Preferred Securities
                  (Included in Annex 1 to Exhibit 4.3 above).(16)

        4.6*      Form of 5 3/4% Convertible Subordinated Debt Securities
                  (Included in Annex 1 to Exhibit 4.3 above).(16)

        4.7*      Preferred Securities Guarantee Agreement, dated as of February
                  25, 1997, between QUALCOMM Incorporated, as Guarantor, and
                  Wilmington Trust Company, as Guarantee Trustee.(16)

       10.1* Form of Indemnity Agreement between the Company, each director and certain officers.(2)(14)

       10.2*      1991 Stock Option Plan, as amended.(10)(14)

       10.3*      Form of Incentive Stock Option Grant under the 1991 Stock
                  Option Plan.(2)(14)

       10.4*      Form of Supplemental Stock Option Grant under the 1991 Stock
                  Option Plan.(2)(14)

       10.5*      1991 Employee Stock Purchase Plan.(11)(14)

       10.6*      Form of Employee Stock Purchase Plan Offering under the 1991
                  Employee Stock Purchase Plan.(2)(14)

       EXHIBIT
       NUMBER                         DESCRIPTION
       ------                         -----------
       10.7*      Registration Rights Agreement dated September 11, 1991 between the Company and various Stockholders.(2)

       10.8*      Satellite Service Agreement dated March 5, 1991 between the
                  Company and GTE Spacenet Corporation.(2)(3)

       10.9*      Joint Venture Agreement dated January 24, 1990 between the
                  Company and Alcatel Transmission par Faisceaux
                  Hertziens.(2)(3)

       10.10*     Agreement dated April 17, 1989 between the Company and PACTEL
                  Corporation.(2)(3)

       10.11*     CDMA Technology Agreement and related Patent License
                  Agreement, each dated July 3, 1990 between the Company and American Telephone & Telegraph Company.(2)(3)

       10.12*     DS-CDMA Technology Agreement and related Patent License
                  Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)

       10.13*     JSM Shareholders Agreement dated May 24, 1991 between the
                  Company, C. Itoh, Ltd. and Nippon Steel Corporation.(2)(3)

       10.14*     401(k) Plan.(2)

       10.15* Amendments dated January 15, 1992 and February 7, 1992 to that certain Technology Agreement dated July 3, 1990 with American
                  Telephone & Telegraph Company.(4)

       10.16*     Amendment dated January 21, 1992 to that certain Technology
                  Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)

       10.17*     Non-Employee Directors' Stock Option Plan (the "Directors'
                  Plan").(14)(15)

       10.18* Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)

       10.19*     Joint Venture and Partnership Agreement dated February 25,
                  1994 between QUALCOMM Investment Company and Sony Electronics
                  CDMA Investment, Inc.(7)(8)

       10.20*     Contract dated March 18, 1994 between the Company and
                  Globalstar, L.P.(7)(8)

       10.21*     Executive Retirement Matching Contribution Plan.(12)(14)

       10.22*     1996 Non-qualified Employee Stock Purchase Plan.(13)(14)

       10.23*     Stockholder Rights Plan.(9)

       10.24* Registration Rights Agreement, dated February 25, 1997, between QUALCOMM Financial Trust I and Lehman Brothers, Bear
                  Stearns & Co., Inc., Alex. Brown & Sons Incorporated, Goldman,
                  Sachs & Co. and Merrill Lynch & Co., as Initial
                  Purchasers.(16)

       11.1*      Calculation of earnings per share.

       23.1*      Consent of Price Waterhouse LLP.

       24.1*      Power of Attorney. Reference is made to page 46 of the Initial
                  Form 10-K.

       EXHIBIT
       NUMBER                         DESCRIPTION
       ------                         -----------
       27.0**     Restated - Financial Data Schedule for the Fiscal Year Ended
                  September 28, 1997.

       27.1**     Amended and restated - Financial Data Schedule for the Fiscal
                  Year Ended September 29, 1996; and for the Fiscal Year Ended
                  September 25, 1995.

       27.2**     Amended and restated - Financial Data Schedule for the Nine
                  Months Ended June 29, 1997; for the Six Months Ended March 30,
                  1997; and for the Three Months Ended December 29, 1996.

       27.3**     Amended and restated - Financial Data Schedule for the Nine
                  Months Ended June 30, 1996; for the Six Months Ended March 31,
                  1996; and for the Three Months Ended December 31, 1995.

----------

    **  Filed herewith.

    * Previously filed as part of the Registrant's initial Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 3, 1997.

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

September ____, 1998

                                         QUALCOMM Incorporated

                                         By /s/ IRWIN MARK JACOBS
                                            ------------------------------------
                                            Irwin Mark Jacobs,
                                            Chief Executive Officer and Chairman