Form 10-K
period 1998-09-27
QUALCOMM INC/DE
filed 1998-11-23
CIK 804328

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .
                                               -----    -----

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

         The aggregate market value of the voting stock held by non affiliates of the registrant as of November 16, 1998 was 3,345,651,578.*

            The number of shares outstanding of the registrant's common stock was 70,712,862 as of November 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 1999 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 27, 1998.

            Certain Exhibits filed with the registrant's (i) Registration Statement on Form S-1 (Registration No. 33-42782), as amended; (ii) Annual Report on Form 10-K for the fiscal year ended September 27, 1992; (iii) Registration Statement on Form S-3 (Registration No. 33-62724), as amended; (iv) Annual Report on Form 10-K for the fiscal year ended September 26, 1993; (v) Form 10-Q for the quarter ended March 27, 1994, as amended; (vi) Registration Statement on Form S-8 (Registration No. 333-2750); (vii) Registration Statement on Form S-8 (Registration No. 333-2752); (viii) Registration Statement on Form S-8 (Registration No. 333-2754); (ix) Registration Statement on Form S-8 (Registration No. 333-2756); (x) Current Report on Form 8-K dated as of September 26, 1995; (xi) Annual Report on Form 10-K for the fiscal year ended September 29, 1996; and (xii) Registration Statement on Form S-3 (Registration No. 333-26069), as amended, are incorporated by reference into Part IV of this Report. In addition, certain Exhibits filed by Leap Wireless International, Inc. with that company's Registration Statement on Form 10, as amended (File No. 0-29752), are incorporated by reference into Part IV of this Report.

-------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 16, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                             QUALCOMM INCORPORATED

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I
  Item 1.    Business................................................................         1
             Introduction............................................................         1
             Recent Developments.....................................................         2
             Wireless Telecommunications Industry Overview...........................         2
             Strategy................................................................         4
             CDMA Technology and Products............................................         5
             Globalstar..............................................................         8
             Microsoft Corporation Joint Venture.....................................         9
             Spin-off of Leap Wireless International, Inc............................         9
             Government Systems......................................................        10
             Manufacturing and Backlog...............................................        10
             Research and Development................................................        10
             Competition.............................................................        10
             Patents, Trademarks and Trade Secrets...................................        11
             Employees...............................................................        12
             Executive Officers......................................................        12
             Risk Factors............................................................        14
  Item 2.    Properties..............................................................        24
  Item 3.    Legal Proceedings.......................................................        25
  Item 4.    Submission of Matters to a Vote of Security Holders.....................        26
PART II
  Item 5.    Market for Registrant's Common Stock and
                Related Stockholder Matters..........................................        26
  Item 6.    Selected Consolidated Financial Data....................................        27
  Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations........................        28
  Item 7.A   Quantitative and Qualitative Disclosure about Market Risk...............        36
  Item 8.    Financial Statements....................................................        38
  Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures.................................        38
PART III
  Item 10.   Directors and Executive Officers of the Registrant......................        38
  Item 11.   Executive Compensation..................................................        38
  Item 12.   Security Ownership of Certain
                Beneficial Owners and Management.....................................        38
  Item 13.   Certain Relationships and Related Transactions..........................        39
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........        39
             Signatures..............................................................        43

                            TRADEMARKS AND TRADENAMES

         OmniTRACS(R), PureVoice(TM), Q phone(TM), QCell(TM), QCore(TM), QCP-820(TM), QCP1900(R), QCP-1920(TM), QCP-2700(R), QCT-8000(TM), PdQ(TM),
QEDesign(R) TRUckMAIL(TM), QWBS and QUALCOMM(R) are trademarks and/or servicemarks of the Company. All other trademarks or servicemarks appearing in this document are the property of their respective holders.

            cdmaOne(TM) is a trademark of the CDMA Development Group.

                                     PART I

ITEM 1. BUSINESS

            Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; avoiding delays in the commercial implementation of the Company's Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure products on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section, and in the sections entitled Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's consolidated financial data presented includes QUALCOMM's Personal Electronics ("QPE") and certain other subsidiaries of the Company.

INTRODUCTION

     QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company designs, develops, manufactures and markets wireless communications, infrastructure and subscriber products and designs, develops and markets Application Specific Integrated Circuits ("ASICs"), based on its CDMA technology. The Company also licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures, distributes and operates products and services for the OmniTRACS system. The Company also has contracts with Globalstar L.P. ("Globalstar") to design, develop and manufacture subscriber products and ground communications systems ("gateways"), and to provide contract development services (the "Globalstar System").

     The Company's CDMA technology has been adopted as an industry standard for digital cellular, Personal Communications Services ("PCS") and Wireless Local Loop ("WLL") networks as well as other wireless services. Wireless networks based on the Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in approximately 38 countries. The Company believes that CDMA carriers have signed on more than 16 million commercial subscribers worldwide, with extensive deployment in the U.S., Canada, South Korea and Hong Kong. In addition, CDMA networks are planned or deployed in a number of other countries, including Australia, Brazil, Chile, the People's Republic of China, India, Mexico, the Philippines, Puerto Rico, Russia and Ukraine.

     To support the proliferation of CDMA technology and products and to generate revenues for the Company, QUALCOMM has entered into over 65 royalty-bearing license agreements with major domestic and international telecommunications companies, including Lucent, Motorola, Nokia, NEC, Nortel, Samsung and Sony. QUALCOMM receives up-front license fees in addition to ongoing royalties from its licensees based on their worldwide sales of CDMA subscriber, infrastructure and ASICs products.

     QUALCOMM is a major supplier of subscriber, network infrastructure and ASICs products based on its CDMA technology. The Company, through its QPE joint venture, is one of the largest manufacturers of CDMA handsets and as of September 1998, has shipped over seven million handsets. The Company is also a manufacturer of CDMA network infrastructure products, including the QCell family of Base Station Transceiver Subsystems ("BTSs") and the QCore family of Base Station Controllers ("BSCs"). Finally, the Company designs and sells CDMA ASICs for incorporation into its own subscriber and infrastructure products and the products of its licensees. As the developer of CDMA for commercial wireless networks, the Company believes it has unique CDMA ASIC design capabilities. Through September 1998, the Company has shipped approximately 25 million Mobile Station Modem ("MSM") ASICs to CDMA handset manufacturers worldwide, including QPE.

     OmniTRACS provides two-way satellite-based data messaging and position reporting services to mobile users, primarily transportation operators in the long-haul trucking industry. The Company has sold over 250,000 OmniTRACS terminals worldwide in 33 countries, both directly and through joint ventures and strategic alliances, and operates an Network Management Facility in the U.S. that the Company estimates processes over five million messages and position reports per day for over 850 customers.

     The Company is also designing, developing, manufacturing and selling gateway and subscriber products and providing contract development services for the Globalstar System. The Globalstar System will be built and operated by a partnership comprised of Loral Space & Communications, Ltd. and other companies. The Company owns a 6.5% interest in the partnership.

RECENT DEVELOPMENTS

            On September 23, 1998, the Company completed the spin-off of its interests in several domestic and international emerging terrestrial-based wireless telecommunications operating companies through a distribution to its stockholders of all of the shares of Leap Wireless International, Inc. ("Leap Wireless"). In connection with the distribution, the Company also transferred to Leap Wireless certain assets including cash and certain indebtedness owed to us by the transferred operating companies. Further, if certain events occur within 18 months after the distribution, the Company will transfer to Leap Wireless its equity interest in, and certain working capital loans from, a Ukrainian wireless operating company. The Company also made a substantial funding commitment to Leap Wireless in the form of a $265 million secured credit facility. In connection with the distribution, Leap Wireless issued a warrant to QUALCOMM to purchase approximately 18% of the fully diluted common stock of Leap Wireless at the time of the distribution. The Company's primary reasons for completing the spin-off included eliminating potential conflicts between the Company and certain of its customers and enabling both the Company and Leap Wireless to be recognized and appropriately valued by the financial community.

            On November 10, 1998, the Company and Microsoft Corporation announced the formation of a broad strategic partnership to enable secure and airlink-independent Internet access to all mobile users. The new joint venture, WirelessKnowledge, will be an equally held company. WirelessKnowledge will be accessible over all digital wireless wide area networks, including those based on CDMA technology, Time Division Multiple Access ("TDMA")/Global System for Mobile Communications ("GSM"), CDPD and Mobitex. WirelessKnowledge services will enable carriers to offer their mobile customers wireless access to data and applications securely over their choice of wireless networks and enterprise systems. Commercial availability is slated for the first half of calendar 1999, enabling carriers to deliver valuable new services to their customers, regardless of technology or device preference.


WIRELESS TELECOMMUNICATIONS INDUSTRY OVERVIEW

            Demand for wireless telecommunications continues to grow at a significant rate. The Strategis Group estimates that there will be over 285 million cellular/PCS subscribers worldwide in 1998, a number projected to reach over 690 million in 2003. This implies a compound annual growth rate of 19%. This demand is largely attributable to the widespread availability and increasing affordability of mobile telephone and other emerging wireless telecommunications services. Technological advances and a regulatory environment more favorable to competition have also served to stimulate market growth. In less developed countries, wireless services have become an alternative to fixed wireline services that are characterized by poor quality, limited capacity and long installation waiting periods.

             Despite this rapid growth in the number of cellular subscribers, wireless minutes of use currently represent only a small percentage of total telecommunications traffic. The Company believes the anticipated lower cost and higher quality of wireless service, combined with technological improvements in handsets, will fuel further growth of the wireless market. In addition to lower prices, the Company believes increased voice quality, battery life and functionality, as well as awareness of the productivity, convenience and emergency communications capability, particularly associated with CDMA wireless services, will contribute to the growth in demand for wireless airtime.

            Technology. Wireless telecommunications service is currently available using either analog or digital technology. Although it is currently more widely deployed than digital technology, analog technology has several limitations compared to digital technology, including limited capacity, less consistent service quality (e.g., lower voice quality and more dropped calls), limited effectiveness in preventing "eavesdropping," greater susceptibility to fraud and "cloning" and less reliability in data transfer. Digital wireless telecommunications systems address the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digital-based transfer systems to offer new and advanced services including greater call privacy, low-priced service options, greater fraud protection, single number service, integrated voice and paging and enhanced wireless data transmission services such as e-mail, facsimile and wireless connections to computer networks. Digital wireless systems generally operate at either 800-900 MHz (generally referred to as cellular) or 1800-1900 MHz (generally referred to as PCS).

            Two primary digital technologies are available for wireless applications and have been adopted as standards by the Telecommunications Industry Association ("TIA"): CDMA, developed by the Company, and TDMA. In July 1993, the TIA adopted a North American industry standard ("IS-95") for cellular telecommunications based on QUALCOMM's CDMA technology. In April 1995, the Company's CDMA technology was approved as a standard for PCS that was published as ANSI standard J-STD-008. CDMA has been extensively deployed in the United States, Canada and South Korea and is deployed or is under development in approximately 35 other countries. TDMA has been deployed primarily in the U.S. and Latin America, while a variation of TDMA known as GSM, has been extensively utilized in Europe, much of Asia and certain other markets. Other digital wireless technologies, particularly GSM, to date, have been more widely adopted than CDMA and there can be no assurance that wireless service providers will select CDMA for their networks.

            Infrastructure, subscriber and ASICs products for digital wireless technology are widely available from a number of large, well-capitalized telecommunication companies. According to the TIA, worldwide spending on telecommunications products is expected to increase from $250 billion in 1997 to $400 billion in 2001. Major providers of subscriber products include Ericsson, Motorola, Nokia, Philips, Samsung and Sony. Significant wireless infrastructure product manufacturers include Alcatel, Ericsson, Fujitsu, Lucent, Motorola,
NEC, Nokia and Nortel. Significant providers of CDMA ASICs include DSP Communications, LSI Logic Corporation and VLSI Technology.

            Emerging Next Generation Digital Standards. Industry participants and the International Telecommunications Union ("ITU"), an organization based in Geneva, Switzerland, are currently considering a variety of standards for third generation wireless networks which will fulfill the requirements of the ITU's IMT-2000 concept. The Company is advocating the standardization of a single, converged CDMA-based third generation standard that accommodates equally the two dominant network standards in use today. There can be no assurance that the Company will be successful in promoting the adoption of a single CDMA standard or that such a standard, if adopted, will be compatible with today's cdmaOne networks. The Company believes that its CDMA patent portfolio is applicable to other CDMA proposals for other third generation standards and has informed standards bodies and the ITU that it holds essential Intellectual Property Rights for third generation proposals submitted for IMT-2000 based on CDMA. Further, the Company intends to vigorously enforce and protect its intellectual property position against any infringement. However, there can be no assurance that the Company's CDMA patents will be determined to be applicable to any proposed standard or that the Company will be able to redesign its products on a cost-effective and timely basis to incorporate next generation wireless technology. The adoption of next generation standards which are incompatible with cdmaOne or which are determined not to rely on the Company's intellectual property could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

            The Company has indicated its willingness to license its intellectual property rights on fair, reasonable and non-discriminatory terms for standards meeting a set of technical criteria based on three fairness principles which support convergence of all proposed third generation CDMA technologies. The fairness principles are: (1) a single, converged worldwide CDMA standard should be selected as the third generation standard; (2) the converged CDMA standard must accommodate equally the two dominant network standards in use today; and (3) disputes on specific technological points should be resolved by selecting the proposal that either is demonstrably superior in terms of performance, features, or cost, or in the case of alternatives with no demonstrable material difference, the choice that is most compatible with existing technology.

            Wireless Local Loop. WLL systems provide fixed (non-mobile) telephone services to users by transmitting voice messages over radio waves from the public switched network to the location of the fixed telephone. WLL systems are an alternative to traditional copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. WLL systems increasingly are being adopted in developing markets in order to quickly respond to the large unmet demand for communications services. The competitive challenges of this market are representative of a developing industry. Restraints include convincing network operators of WLL's merits over wireline systems, a finite supply or slow allocation of spectrum, and limited availability of project financing. According to Frost & Sullivan, calendar year 1997 was the first substantial year in revenue growth for WLL Products, with forecast revenues to reach $16.5 billion by 2002.

STRATEGY

            QUALCOMM's strategy is to be a leading provider of CDMA-based wireless communications products and services. Elements of our strategy include:

            Promote Worldwide Commercialization of CDMA. A major component of QUALCOMM's strategy is to promote the worldwide commercial implementation of the Company's CDMA technology in order to generate licensing and royalty revenues and product sales. To facilitate adoption of CDMA, the Company designs and markets proprietary CDMA ASICs and, through the Company's Consumer Products and Infrastructure Products Divisions, it designs, develops, manufactures and markets CDMA subscriber and infrastructure products. In addition, to promote the advantages of CDMA and position CDMA as an important part of evolving digital wireless technology standards, the Company actively seeks to license its CDMA technology to major telecommunications products manufacturers; works closely with wireless providers and regulatory bodies; and participates actively in various standards-setting groups and trade organizations.

            Continue Leadership in CDMA Products. QUALCOMM is a leading supplier of CDMA products, including ASICs. Through its Consumer Products and Infrastructure Products Divisions, the Company is a leading supplier of CDMA subscriber and infrastructure products. As the developer of CDMA for commercial wireless networks, the Company believes it has unique expertise in supplying products and ASICs specifically designed for CDMA systems. We plan to continue to invest heavily in research and development in order to commercialize new leading-edge CDMA-based products and services. The Company supports it CDMA products sales by offering financing to its customers.

            Focus on Core Technologies. One of QUALCOMM's primary objectives is to leverage its extensive intellectual property portfolio as a means of generating revenues for the Company. QUALCOMM's proprietary core technologies are used in a variety of digital wireless communications systems that are deployed in terrestrial, airborne or satellite-based products. The Company employs over 2,800 engineers and scientists focused on developing and expanding its core technology base, particularly as it relates to next generation digital wireless communications technology. The Company will continue to place strong emphasis on filing and obtaining U.S. and foreign patents and other forms of protection for its technology. The Company has been issued over 200 U.S. patents and has over 500 patent applications pending in the U.S. The Company also actively pursues foreign patent protection in other countries of interest to the Company.

            Leverage Industry Partnerships. The Company has an ongoing commitment to the evolution and expansion of our technologies and products through strategic partnerships and alliances. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. For example, the Company recently announced the formation of WirelessKnowledge, a joint venture with Microsoft Corporation, which will focus on wireless data communication, information technology and computing. QUALCOMM also has entered into strategic infrastructure manufacturing alliances, such as those with Hitachi, Hughes and Nortel. The Company and Sony formed QPE, which manufactures CDMA-based subscriber products. The Company has also entered into service and product supply agreements with numerous international partners, including Alcatel, to further the penetration of OmniTRACS around the world.

CDMA TECHNOLOGY AND PRODUCTS

            The Company's CDMA technology is a proprietary integrated software and hardware system for digitally transmitting telecommunication signals in a wireless network. Unlike analog or other digital systems, QUALCOMM's CDMA system can reuse the same spectrum in each antenna sector of each cell in a wireless system to provide more efficient use of allocated spectrum and an increase in capacity. Using our CDMA technology, multiple calls are coded and transmitted across a 1.25 MHz channel instead of being transmitted on individual narrow band frequency channels, as with Advanced Mobile Phone Systems (AMPS), or TDMA/GSM. Each CDMA telephone is assigned its own code to encode analog voice signals that have been converted into digital bit streams using our proprietary PureVoice vocoders. The coded signals are then transmitted over the air to the cell site, where a CDMA channel unit or modem then processes them.

      Advantages of CDMA

            The increasing number of commercial CDMA systems has confirmed the results found in repeated field trials which demonstrated that our CDMA technology provides the following advantages over analog technology and the other digital technologies:

            Increased Capacity. The Company's CDMA technology allows a greater number of calls within the allocated frequency than other systems, thus increasing subscriber capacity for each antenna sector to as much as 10 to 20 times the current analog systems and at least three to four times TDMA/GSM-based systems. The Company believes future products in development will support even greater capacity enhancements.

            Higher Quality. There are inherent quality advantages in our CDMA technology that result in a consistently higher quality voice and data transmission throughout the coverage area for mobile and fixed wireless telephone operations.

            Fewer Dropped Calls. The Company's CDMA technology is designed to allow for "soft hand-off" when a user switches from one cell site to another, thus reducing the number of dropped calls compared to analog and TDMA/GSM systems.

            Enhanced Privacy and Data Transmission. Because calls made over CDMA systems are low power, wide band and coded, our CDMA technology inherently provides greatly improved privacy for users and virtually error free data transmission.

            Lower Power and Extended Talk Time. The Company's proprietary power control system constantly monitors and adjusts mobile telephone power output to the minimum level required to achieve high quality voice or data transmission. As a result, the average transmitted power required for CDMA is typically reduced from one-twenty-fifth to one-thousandth of the power required for analog systems. Lower average transmitted power results in longer talk time and lighter weight, lower cost portable telephones.

            Lower Infrastructure Costs and Easier Transition. CDMA systems can achieve the same level of coverage as the current analog or TDMA/GSM based systems using fewer cells, which reduces overall infrastructure cost and the subsequent maintenance cost of CDMA systems.

      Licensing of CDMA Technology

            As part of QUALCOMM's strategy to generate licensing revenues and support worldwide adoption of its CDMA technology, the Company licenses to third parties the rights to design, manufacture and sell products utilizing its CDMA technology. The following table lists the majority of QUALCOMM's currently signed licensees:

      INFRASTRUCTURE PRODUCTS                           SUBSCRIBER PRODUCTS                  TEST EQUIPMENT
---------------------------------                --------------------------------         --------------------
AT&T
Fujitsu                                          Acer Peripherals, Inc.                   Advantest
Hitachi                                          Alps Electric                            Ando
Hughes Network Systems                           Appeal                                   Anritsu Corporation
Hyundai Electronics                              AT&T                                     Comarco Wireless
LGIC                                             Casio                                    Grayson Electronics
Lucent                                           DENSO                                    Hewlett-Packard
Motorola                                         Fujitsu                                  IFR Systems
NEC                                              Hanwha Corporation                       Japan Radio Co., Ltd.
Nortel                                           Haitai Electronics Co., Ltd.             LCC
Samsung Electronics                              Hitachi Ltd.                             Racal Instruments
                                                 Hughes Network Systems                   Rohde & Schwarz
                                                 Hyundai Electronics                      Rotadata
   ASICS                                         Kenwood                                  Safco
------------                                     Kokusai Electric Co., Ltd.               Sage Instruments
DSP Communications                               Kyocera Corporation                      Tektronix
LSI Logic Corporation                            LGE                                      Wavetek
PrairieComm, Inc.                                LGIC                                     Willtech
VLSI Technology                                  Lucent
                                                 Matsushita
                                                 Maxon                                    OTHER
                                                 Mitsubishi                               -----
                                                 Motorola                                 Lockheed Sanders
                                                 NEC                                      Ortel Corporation
                                                 NOKIA
                                                 OKI Electric
                                                 Pantech Company
                                                 Philips Consumer Communications
                                                 SK Telecom Company
                                                 Samsung Electronics
                                                 Sanyo
                                                 Sharp Corporation
                                                 Siemens ROLM
                                                 Sony
                                                 Synertek
                                                 Toshiba
                                                 Uniden



            The Company's CDMA license agreements generally provide cross-licenses to QUALCOMM to use certain of its licensees' technology to manufacture and sell certain CDMA products. In most cases, the Company's use of its licensees' technology is royalty free. However, under some of the licenses, if the Company incorporates certain of the licensed technology into certain of its products, it is obligated to pay royalties on the sale of such products. Motorola is entitled, subject to the terms of its license agreement, to share in a percentage of third-party royalties paid by licensees to the Company. Licensees are generally required to pay the Company up-front license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber and infrastructure products. Up-front fees paid in one or more installments and royalties generally continue throughout the life of the underlying patents.

   Subscriber Products

            QUALCOMM designs, manufactures and markets wireless handsets and accessories utilizing CDMA technology for use in mobile, fixed, wireless and satellite networks. The Company was the first to market with a CDMA phone in 1995, and as of September 1998, through QPE, has shipped approximately seven million CDMA phones. QUALCOMM's handset customers include AirTouch, Bell Atlantic Mobile, PrimeCo and Sprint PCS. The Company produces a number of models in its QCP line of phones including the QCP-2700, the first dual-band, dual-mode CDMA digital PCS 1900 MHz/800 MHz analog phone, the QCP-820 dual-mode 800 MHz CDMA digital/analog cellular phone and the QCP-1920 CDMA PCS 1900 MHz phone. These models are light weight and offer a host of features including: a unique dial shuttle allowing users to quickly and easily operate the phone with a single touch; a new user interface to provide simple, rapid access to a host of phone features; an ergonomically designed earpiece, providing users optimal comfort and exceptional sound reception; intelligent internal charging controls; and three battery options, including a slim NiMH battery, NiCd battery and an extended Lithium Ion battery.

            In September 1998, QUALCOMM introduced the "pdQ Smartphone," an all-in-one digital phone and pen-based organizer that integrates QUALCOMM's CDMA wireless technology with 3Com's Palm Computing platform. The pdQ Smartphone is designed to maximize CDMA wireless data capabilities to provide users with the ability not only to make voice calls, but also to keep track of appointments, catalog contact information, send and receive e-mail, browse the Internet, and receive alpha numeric pages, all from one device. QUALCOMM intends to commence market trials of the pdQ Smartphone in the calendar fourth quarter of 1998, with commercial availability expected in the first half of calendar year 1999.

            The Company also produces a line of WLL telephones offering voice, fax and data capabilities for the home or office.

   Infrastructure Products

            QUALCOMM designs, manufactures, markets and deploys infrastructure products for use in CDMA wireless networks. As of September 1998, the Company had shipped over 2,000 base stations and related infrastructure products to wireless operators around the world. The Company's infrastructure product line includes BTS, Mobile Switching Centers ("MSC"), BSC and other related products built in compliance with the TIA IS-95 (cellular) and J-STD-008 (PCS) standards for both fixed, mobile and hybrid service networks. The Company's BTS product line, the QCell family of products, contains the radio transceiver that establishes wireless communications with a mobile telephone. The QCell product line offers superior, scalable coverage and capacity at an economical cost using the latest CDMA designs. The network intelligence to manage overall call processing and CDMA control is housed in our QCore product line, including both MSC and BSC products. QCore also supports emerging wireless data standards and provides service features, when applicable, such as customer billing and operations, administration and maintenance functionality. QUALCOMM's QCore 22X integrates the BSC and switching functionality in a high performance, compact package. The QCore 22 BSC can connect to other vendors' switching platforms through standard open interfaces, and the Company has formed strategic partnerships and completed integration testing with major switch manufacturers in support of these open interface solutions. Together, the QCell and QCore products have been designed to provide a range of complete, flexible, turnkey solutions for wireless operators in both cellular and PCS bands. The Company also offers QEDesign and QCTest, hardware and software suites designed to assist in network planning, deployment and optimization.

            QUALCOMM is the industry leader in supporting IS-707 data services, that is used for IS-95 CDMA services, on its infrastructure products. The Company was the first to demonstrate packet data on a live network and the first to commercialize circuit-switched, digital fax and packet data on its infrastructure platforms. In response to the need for higher speed data services, QUALCOMM is evolving cdmaOne networks to support higher data rates
(HDR). In September 1998, the Company successfully demonstrated this capability in a live environment at a major trade event in Orlando, Florida.

            Wireless and satellite network operators, both domestic and international, increasingly have required their product suppliers to arrange or provide long-term financing as a condition to obtaining or bidding on infrastructure projects. Competition among infrastructure product providers is intense, and in order for the Company to effectively compete, it is required to provide significant financing for its infrastructure product customers worldwide. The Company currently has vendor financing obligations with a majority of its infrastructure customers, including Globalstar, Chase Telecommunications, Inc. ("Chase Telcom"), Chilesat Telefonia Personal, S.A. ("Chilesat PCS") and Pegaso Telecomunicaiones, S.A. de C.V. ("Pegaso"). In order to provide for such financing, the Company will likely be subject to significant project, market, political, credit and foreign exchange risks.
See "Risk Factors -- Vendor Financing."

   ASICs Products

            The Company's ASICs products provide solutions for a full range of CDMA wireless communication products as well as a variety of other applications. CDMA ASICs include the MSM, Baseband Analog Processor and Cell Station Modem. The Company's CDMA ASICs are designed for increased functionality with fewer components, which reduces the size and overall costs of the manufactured product. The Company designs its proprietary CDMA ASICs for incorporation in its own subscriber and infrastructure products and sale to its licensees for use in their products. The Company currently relies on several independent semiconductor foundries, including Intel, IBM, Philips, Texas Instruments and others, to manufacture all of its ASICs. Through September 1998, the Company has shipped approximately 25 million MSM ASICs to CDMA handset manufacturers worldwide, including QPE. To date, a substantial portion of our ASICs sales have been made to international customers, particularly in South Korea. See "Risk Factors -- International Business."

            The Company has entered into royalty-bearing license arrangements with DSP Communications, LSI Logic Corporation, VSLI Technology and PrairieComm, Inc. covering certain ASIC patents belonging to QUALCOMM. Pursuant to these arrangements, such parties are licensed to manufacture and sell ASICs to subscriber and infrastructure licensees of the Company. To date, most subscriber and infrastructure licensees have chosen to purchase their ASIC requirements from the Company to ensure timely access to latest generation technology. Under the terms of their agreements, Motorola and Lucent also have the right to manufacture and sell CDMA ASICs of their own design to licensees.

            The Company believes it has a significant advantage over other existing and potential manufacturers of CDMA ASICs as the developer of its ASICs chips. For example, the Company recently introduced its fifth generation ASIC chipset for use in CDMA wireless handsets, featuring data rates greater than 64 kilobits per second ("Kbps"). This design supports both the 8 Kbps and 13 Kbps QCELP, and 8 Kbps EVRC speech vocoders on a single chip for single chip low-power dual-mode CDMA/analog wireless subscriber applications. This ASIC simplifies design decisions and reduces the complexity of the final product which provides an important advantage to the telephone manufacturer in terms of size, cost and battery life. In addition, the Company provides ASICs for use in QUALCOMM's and its licensees' base station equipment.

   OmniTRACS

            OmniTRACS provides satellite-based two-way data messaging and position reporting services for transportation companies. The OmniTRACS system was first introduced in the U.S. in 1988 and is currently operating in 33 countries. Through September 1998, the Company has sold over 250,000 OmniTRACS systems worldwide. Message transmission and position tracking are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. This architecture provides a single network, eliminates the limited coverage and accuracy problems inherent in land-based systems and allows dispatchers to remain in close contact with their fleets at all times. The OmniTRACS system helps transportation companies improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals and vehicle and driving performance information.

            The Company generates revenues from its OmniTRACS system in the U.S. by manufacturing and selling OmniTRACS mobile terminals and related software packages and by providing ongoing messaging and maintenance services. Customers for U.S. operations include over 850 U.S. transportation companies, primarily in the trucking industry. The Company has sold OmniTRACS products for use by private trucking fleets, service vans, ships, trains; and federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. The Company estimates the Network Management Facility currently processes over five million messages and position reports per day. Message transmissions for U.S. operations are formatted and processed at an Network Management Facility in San Diego, California operated by QUALCOMM, with a fully capable backup Network Management Facility located in Las Vegas, Nevada.

            Outside of the U.S., the Company works with telecommunications companies and operators to establish OmniTRACS in foreign markets. The OmniTRACS system is currently operating throughout Europe and the Middle East and in Brazil, Canada, Japan, Malaysia, Mexico, Russia and South Korea. Internationally, the Company generates revenues from the OmniTRACS system through license fees, sales of network products and terminals, and service fees. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

            On October 26, 1998, QUALCOMM announced the formation of QUALCOMM Wireless Business Solutions of which OmniTRACS will be a key component. By leveraging QUALCOMM's CDMA digital wireless technology and other complementary technologies, the group's vision is to bring wireless data solutions to businesses worldwide by developing new products and expanding into other markets. While maintaining the Company's focus on the long-haul truckload industry with the OmniTRACS and TruckMAIL product lines, this division will develop new products targeted at other areas of freight transportation, as well as other businesses with a need for mobile data.

GLOBALSTAR

            In 1994, Loral Space and Communications, Ltd. and other companies formed Globalstar to design, construct and operate a worldwide, low-Earth-orbit ("LEO") satellite system. Through a constellation of 48 satellites, this system is being designed to connect with existing terrestrial telecommunications systems to create a seamless global network, enabling users to call, fax and send data to and from virtually any place in the world.

            The Company has entered into a number of contracts involving the Globalstar System which, in aggregate, provide for revenues to the Company of approximately $1.3 billion over the life of such contracts. Through September

1998, the Company has recognized approximately $792 million in revenue associated with these contracts. The Company's development agreement to design and develop subscriber products and the ground communication stations of the Globalstar System provides for revenue of up to approximately $870 million over the life of the agreement. Under the agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a $275 million contract to manufacture and supply commercial gateways for deployment in the Globalstar System. This multi-year agreement has subsequently grown to $330 million and could grow to approximately $600 million as the Globalstar System is built out. In March 1998 the Company entered into a $125 million agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets, including accessories, that will operate on the Globalstar System. The Company holds an approximate 6.5% interest in Globalstar through certain limited partnerships. See "Risk Factors -- Globalstar."

            In November 1998, the Company announced the formation of QUALCOMM Wireless Systems Division, which combines its Wireless Infrastructure Division and Communication Systems Division. The new division, which focuses on CDMA infrastructure for mobile and fixed service and the satellite-based Globalstar system, will leverage the technologies and common strengths of these businesses.

MICROSOFT CORPORATION JOINT VENTURE

            On November 10, 1998, the Company and Microsoft Corporation announced the formation of a broad strategic partnership to enable secure and airlink-independent Internet access to all mobile users. The new joint venture, WirelessKnowledge, will be an equally held company. WirelessKnowledge will be accessible over all digital wireless wide area networks, including those based on CDMA technology, TDMA/GSM, CDPD and Mobitex. WirelessKnowledge services will enable carriers to offer their mobile customers wireless access to data and applications securely over their choice of wireless networks and enterprise systems. Commercial availability is slated for the first half of 1999, enabling carriers to deliver valuable new services to their customers, regardless of technology or device preference.


SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

            On September 23, 1998 the Company completed the spin-off of its joint venture and equity interests in several domestic and international emerging terrestrial-based wireless telecommunications operating companies, including Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso") (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), ChileSat Telefonia Personal, S.A. ("Chilesat PCS") (Chile), Chase Telecommunications, Inc. ("Chase Telcom") (United States), OzPhone Pty. Ltd. (Australia) and certain other development-stage businesses through a distribution to its stockholders of all of the shares of Leap Wireless, a Delaware corporation. In addition, QUALCOMM and Leap Wireless have agreed that, if certain events occur within 18 months after the distribution, QUALCOMM will transfer to Leap Wireless its equity interest in and working capital loan from Telesystems of Ukraine ("TOU"), a wireless operating company in Ukraine. The Company also transferred to Leap Wireless $10 million cash and certain indebtedness of the operating companies owed to the Company in the amount of approximately $113 million, approximately $30.8 million of which is indebtedness under certain convertible notes, as well as indebtedness related to certain miscellaneous assets. The aggregate net tangible book value of the assets transferred by QUALCOMM to Leap Wireless in connection with the distribution was approximately $258 million. In connection with the distribution, Leap Wireless issued to the Company a warrant to purchase 5,500,000 shares of Leap Wireless common stock, equaling approximately 18% of the fully diluted common stock of Leap Wireless at the time of the distribution.

            QUALCOMM provided a secured credit facility to Leap Wireless consisting of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead, and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due and payable approximately eight years following September 23, 1998. The Company will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning

September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. Further, Leap Wireless may identify additional investment requirements or opportunities for which it needs funding and QUALCOMM may choose to participate in such funding.

GOVERNMENT SYSTEMS

            The Company performs a variety of work for the various departments and agencies of the U.S. Government involving communication-related technologies. The Company is currently under contract with the U.S. Government to develop CDMA terrestrial secure phones and a net broadcast capability that incorporate end-to-end encryption. Under the same contract, the Company is providing the same capabilities with a preliminary design of a Globalstar secure phone. Products from these, and future development efforts, would likely service a wide range of U.S. Government and potential commercial applications. In addition to the development efforts, QUALCOMM's commercial products, such as CDMA infrastructure products and OmniTRACS units are being marketed and sold worldwide for U.S. Government applications.

            Future government business, leveraging off existing and new technologies and products, continues to be an important element of the Company's overall strategy. Therefore, QUALCOMM will continue its pursuit of a wide range of opportunities within the U.S. Government where the Company's technologies can provide beneficial solutions to existing and future government applications.

MANUFACTURING AND BACKLOG

            QUALCOMM began high volume manufacturing of its CDMA subscriber and infrastructure products in 1996 and has been manufacturing OmniTRACS terminals in high volumes since 1988. In 1994 the Company formed QPE, a joint venture with a subsidiary of Sony, to manufacture CDMA subscriber products and in fiscal 1996 began manufacturing and shipping significant volumes of CDMA subscriber products. During fiscal 1997, production capabilities at QPE were significantly expanded and the Company successfully made a transition to its new line of phone models. As of September, 1998, the Company had shipped over 2,000 base stations and related infrastructure products to wireless operations around the world. QPE has the capacity to manufacture approximately 600,000 phones per month. QUALCOMM maintains a 51% ownership in QPE. The Company commenced infrastructure products production during fiscal 1996 and began shipping significant quantities of infrastructure products to customer sites in the first half of fiscal 1997. In January 1997, the Company commenced operations in a 177,000 square foot facility in San Diego, California to expand its capacity to manufacture CDMA infrastructure products.

            The Company's backlog and supply contracts subject to contingencies were approximately $2.0 billion at September 30, 1998 compared to $2.3 billion at September 30, 1997. Included in these figures are all customer commitments to purchase regardless of the scheduled delivery dates. Some of these contracts may be canceled without significant penalty and, as a result, the total backlog and supply contracts subject to contingencies may not be indicative of future results.

RESEARCH AND DEVELOPMENT

            The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company maintains a substantial program of research and product development. Company-sponsored research and development expenditures in fiscal years 1998, 1997 and 1996 totaled approximately $349 million, $236 million and $162 million, respectively. Most of these expenditures are related to our development of CDMA technology for wireless applications. The Company intends to continue to maintain a substantial research and development program and expects research and development expenses to increase in the future. In addition to Company sponsored research and development, the Company performs contract research and development for various commercial and government agencies and contractors, including Globalstar.

COMPETITION

            There is increasing competition in the wireless telecommunications industry in the United States and throughout the world. There can be no assurance that the Company will be able to compete successfully or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. Many of the Company's prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company. In addition, many of these companies are licensees of the Company's technology, and have established market positions, trade names, trademarks, patents, copyrights and intellectual property rights and substantial technological capabilities. Although the implementation of advanced telecommunications services is in its early stages in many developing countries, the Company believes competition is intensifying as businesses and foreign governments realize the market potential of telecommunications services. Many of the Company's customers currently face competition from existing telecommunication providers. A number of large American and European companies and large international telecommunications companies are actively engaged in programs to develop and commercialize telecommunications services in both developing and developed countries. In many cases, the Company also competes against the landline carriers, including government-owned telephone companies. In some cases, the competition is from government-controlled or government-supported entities that are, or may in the future be, privatized or otherwise become more efficient and competitive. In addition, the Company throughout the world may face competition with new technologies and services introduced in the future. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render the technologies employed by the Company obsolete. See "Risk Factors -- Rapid Technological Change." The Company also expects that the price the Company charges for its products and services in certain regions will decline over the next few years as competition intensifies in its markets.

            The Company faces additional competition in the development of next generation digital wireless services. The Company supports a new CDMA based standard that is compatible with existing GSM and cdmaOne systems. Other industry participants are aggressively promoting the adoption of different standards. There can be no assurance that our technology will be selected as the standard for third generation digital wireless service technology or that our current intellectual property will be applicable to such third generation standards.

            The Company also competes against its licensees in the manufacture of CDMA subscriber, infrastructure and ASICs products. The Company is facing increasing competition as more of its licensees introduce CDMA products. Many of the Company's licencees have longer operating histories and a greater market presence than the Company. Many of the major products suppliers have made substantial investments in TDMA and GSM technology including Hughes, Lucent, Motorola, Nokia, Nortel and Siemens, all of whom are licensees of the Company, as well as Ericsson. Our competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and those efforts may have a material adverse effect on our business, results of operations, liquidity and financial position. Moreover, certain products providers may offer more attractive product pricing and/or financing terms than the Company as a means of gaining access to the wireless markets.

            Existing competitors of OmniTRACS are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those developed or being developed by the Company. Emergence of new competitors, particularly those offering low cost terrestrial-based products and future LEO satellite-based systems, may impact margins and intensify competition in new markets.

PATENTS, TRADEMARKS AND TRADE SECRETS

            The Company relies on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. The Company has been granted over 200 patents and has over 500 patent applications pending in the United States. The vast majority of such patents and patent applications relate to our CDMA digital wireless technology and the remainder of such patents and patent applications relate to our OmniTRACS products. The Company also actively pursues patent protection in other countries of interest to the Company. There can be no assurance that the pending patent applications will be granted, that our patents or copyrights will provide adequate protection, or that our competitors will not independently develop or initiate technologies that are substantially equivalent or superior to our technologies. In addition, while the Company believes that its intellectual property rights regarding CDMA technology will be applicable to third generation CDMA systems, there can be no assurance that such will be the case. There can also be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and proprietary information will be adequate. The cost of defending our intellectual property has been and may continue to be significant. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies which are claimed to be important to the industry or to the Company. In addition, from time to time third parties provide the Company with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies, and the Company evaluates such patents and the advisability of such licenses. If any of our products were found to infringe on protected technology, the Company could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If the Company is unable to license protected technology used in our products or to redesign such products, the Company could be prohibited from marketing such products.

            Ericsson, Motorola and InterDigital have each advised the TIA that they hold patent rights in technology embodied in IS-95. Lucent and OKI Electric have claimed patent rights in IS-96. In accordance with TIA guidelines, each company has confirmed to the TIA that it is willing to grant licenses under its rights on reasonable and nondiscriminatory terms. In connection with the settlement and dismissal of our patent litigation with InterDigital, the Company received, among other rights, a fully-paid, royalty free license to use and to sublicense the use of those patents claimed by InterDigital to be essential to IS-95. If the Company and other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA technology.

            The Company is currently engaged in patent and other infringement litigation relating to our technology and products. See "Item 3--Legal Proceedings."

EMPLOYEES

            As of September 30, 1998, the Company employed approximately 11,600 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers employee relations to be good.

EXECUTIVE OFFICERS

            The executive officers of the Company and their ages as of September 30, 1998 are as follows:

NAME                                                       AGE        POSITION
----                                                       ---        --------
Irwin Mark Jacobs....................................      65         Chairman of the Board and Chief Executive Officer
Andrew J. Viterbi....................................      63         Vice Chairman of the Board
Richard Sulpizio.....................................      48         President and Chief Operating Officer
Anthony S. Thornley..................................      52         Executive Vice President and Chief Financial Officer
Steven R. Altman.....................................      37         Executive Vice President, General Counsel and
                                                                      Assistant Secretary and General Manager,
                                                                      Technology Transfer and Strategic Alliances Division
Franklin P. Antonio..................................      46         Executive Vice President and Chief Technology Officer
John E. Major........................................      52         Executive Vice President and President and Chief
                                                                      Executive Officer of WirelessKnowledge
Gerald L. Beckwith...................................      50         Senior Vice President and President,
                                                                      Wireless Systems Division
Paul E. Jacobs.......................................      35         Senior Vice President and President,
                                                                      Consumer Products Division
Donald E. Schrock....................................      53         Senior Vice President and President, ASIC
                                                                      Products Division
John N. Dollard......................................      44         Senior Vice President, Worldwide Manufacturing
                                                                      and President, QPE


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

            ANDREW J. VITERBI, one of the founders of the Company, has served as Vice-Chairman of the Board of Directors since it began operations in July 1985. From July 1985 through July 1996 he also served as the Company's Chief Technical Officer. From July 1983 to April 1985, Dr. Viterbi was Senior Vice President and Chief Scientist of M/A-COM, Inc., a telecommunications company. From October 1968 to April 1985, Dr. Viterbi held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded, and served as President of the M/A-COM LINKABIT subsidiary of M/A-COM, Inc. During most of his period of service with LINKABIT, he was Vice-Chairman and was at all times a Director. Dr. Viterbi received his B.S. and M.S. degrees in Electrical Engineering from MIT and his Ph.D. degree from the University of Southern California. He is a member of both the National Academy of Engineering and the National Academy of Sciences. In addition he is currently a member of the President's Information Technology Advisory Committee.

            RICHARD SULPIZIO currently serves as the Company's President and Chief Operating Officer. He has held the position of President since July 1998 and the position of Chief Operating Officer since August 1995. He served as President of the Company's OmniTRACS division from February 1994 to August 1995. He previously held the Chief Operating Officer title from May 1992 to February 1994. He joined the Company in May 1991 as Vice President, Information Systems and was promoted to Senior Vice President in September 1991. Prior to joining the Company, Mr. Sulpizio held various positions with Unisys Corporation, a diversified computer and electronics company, including manager of MIS and Director of Program Management and most recently as Vice President and General Manager of the Component Engineering and Procurement Division. Mr. Sulpizio holds a B.A. degree in Liberal Arts from California State University, Los Angeles and a Masters degree in Systems Management from the University of Southern California.

            ANTHONY S. THORNLEY joined the Company as Vice President of Finance and Chief Financial Officer in March 1994, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to that, Mr. Thornley was with Nortel, a telecommunications products manufacturer, for 16 years in various financial and information systems management positions, including: Vice President, Public Networks; Vice
President: Finance NT World Trade; and Corporate Controller, Nortel Limited. He has also worked for Coopers and Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his B.S. degree in Chemistry from the University of Manchester, England.

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

            FRANKLIN P. ANTONIO, one of the founders of the Company, has served as Executive Vice President and Chief Technology Officer of the Company since July 1996, as Senior Vice President of Engineering from September 1992 to July 1996, and as Vice President of Engineering from August 1985 to
September 1992. He served as a Director of the Company from August 1985 until February 1989. Prior to joining the Company, Mr. Antonio was Assistant Vice President of Engineering of M/A-COM LINKABIT where he held various technical and management positions from May 1972 through July 1985. Mr. Antonio received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

            JOHN E. MAJOR currently serves as an Executive Vice President of the Company and in November 1998 was named President and Chief Executive Officer of the newly formed WirelessKnowledge, a Microsoft and Qualcomm joint venture. He has also served as President of the Company's Infrastructure Product Division since joining the Company in May 1997. Prior to joining the Company, Mr. Major served most recently as Senior Vice President and Staff Chief Technical Officer at Motorola. Prior to that, he served as Senior Vice President and General Manager for Motorola's Worldwide Systems Group of the Land Mobile Products Sector. Mr. Major currently serves on the Board of Directors' Executive Committee for the Telecommunications Industry Association ("TIA") and is Vice-Chair for the Electronics Industry Association ("EIA"). He has served as the Chairman of the EIA since January of 1998. He also serves on the Boards of the Littlefuse Corporation and Lennox Corporation. He serves on the Visitor's Board for the Software Engineering Institute of Carnegie Mellon and the Computer Science and

Telecommunications Board for the National Academy of Science. Additionally, he is on the Trustee's Council for the University of Rochester. Mr. Major holds a B.S. degree in Mechanical and Aerospace Engineering from the University of Rochester, and an M.S. degree in Mechanical Engineering from the University of Illinois. He also holds an M.B.A. degree, with distinction, from Northwestern University and a Juris Doctor from Loyola University. Mr. Major received an honorary doctorate from Westminster College in May, 1995.

            GERALD L. BECKWITH, a Senior Vice President of the Company assumed responsibility for the newly formed QUALCOMM Wireless Systems Division in November 1998 which combined its Wireless Infrastructure Division and Communications System Division. He has also served as President of the Company's Communications Systems Division since September 1994. He served as Vice President and General Manager, Communications Systems Division from June 1991 to September 1994. Mr. Beckwith joined the Company in 1987 as Program Manager for the development of OmniTRACS, and was appointed Vice President of Commercial Programs in 1990. Prior to joining QUALCOMM, Mr. Beckwith held various positions at LINKABIT. Mr. Beckwith received his Bachelor and Masters degrees in Electrical Engineering from San Diego State University.

            PAUL E. JACOBS, a Senior Vice President of the Company, was named Vice President and General Manager, Consumer Products Division in April 1995 and was promoted to President, Consumer Products Division in February 1997. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs' previous experience includes positions as Post Doctoral Researcher at Laboratoire d'Automatique et d'Analyse des Systemes, Toulouse, France. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, M.S. degree in Electrical Engineering and Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chief Executive Officer and Chairman of the Board of Directors of the Company.

            DONALD E. SCHROCK, a Senior Vice President of the Company, was also named President, ASIC Products Division in September 1997. He joined the Company in January 1996 as Corporate Vice President, in June 1996 was promoted to General Manager, ASIC Products Division and in February 1997 was named Senior Vice President. Prior to joining the Company, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuit Corporation. Mr. Schrock has also held positions as Vice President/Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a B.S.E.E. with Honors from the University of Illinois, as well as a M.S.E.E. and Advanced Business Administration from Arizona State University.

            JOHN N. DOLLARD, joined the Company in April 1997 as Senior Vice President of Subscriber Manufacturing Operations and in December 1997 was named Senior Vice President of Worldwide Manufacturing and President of Qualcomm Personal Electronics. Prior to joining the Company, Mr. Dollard was Vice President and General Manager of the Americas Manufacturing Operations for Toshiba America Information Systems, Inc. since 1987. Mr. Dollard holds an M.B.A. degree from Central Michigan University, Graduate School of Business and a B.A. degree in Business Administration and Marketing from Loras College.

RISK FACTORS

            This Risk Factor section is written to be responsive to the Security and Exchange Commission's recently enacted "Plain English" guidelines. In the Risk Factors section and elsewhere in this document, the words "we", "our", "ours", and "us" refer only to QUALCOMM Incorporated and not any other person.

      Uncertainty and Fluctuations of Operating Results

            Although we have experienced an increase in both revenues and profitability over the last several years, we have experienced and may continue to experience quarterly variability in operating results. As a result, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. Our future results will depend in part on the following factors:

-     the continued successful implementation of CDMA technology and products;

- our ability to successfully manufacture, market and/or sell commercial-scale quantities of CDMA infrastructure and subscriber products, ASICs and other products on a timely and profitable basis both domestically and in international markets;

- the timing of introduction of products or product enhancements by us or our competitors;

-     the timing and magnitude of CDMA licensing fees and royalties;

- currency and economic fluctuations in foreign markets and other factors affecting our international sales;

- bad debt provisions and/or our inability to recognize revenues associated with our vendor financing programs;

- our recognition of start-up operating losses, impairment charges and/or the inability to recognize revenues and earnings associated with our investments in emerging wireless telecommunications operating companies;

-     our ability to meet any applicable performance guarantees;

-     the continued success of OmniTRACS; and

-     the continuation of the Globalstar development and production contracts.

      Ability to Manage Growth

            We have experienced and continue to experience rapid domestic and international growth that has placed, and is expected to continue to place significant demands on our managerial, operational and financial resources. In order to manage this growth, we have continued to improve and expand our management, operational and financial systems and controls, including quality control and delivery and service capabilities, and will need to continue to do so. We will also need to continue to expand, train and manage our employee base. In particular, we must carefully manage production and inventory levels to meet product demand, new product introductions and product transitions. We cannot assure you that we will be able to timely and effectively meet such demand and maintain the quality standards required by our existing and potential customers.

            In addition, inaccuracies in our demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Our international expansion plans will require us to establish, manage and control operations in countries where we have limited or no operating experience. Our experience in the expansion of production facilities and capacity is also limited. In order to accommodate planned growth, we expect that our operating expenses will continue to increase. We cannot assure you that our revenues will grow faster than our expenses. We must also continue to hire and retain qualified technical, engineering and other personnel in the face of strong demand from our competitors and others for such individuals. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, this could have a material adverse effect on our business, results of operations, liquidity and financial position.

      Manufacturing of CDMA Products

            The manufacture of wireless communications products is a complex and precise process involving specialized manufacturing and testing equipment and processes. Demand for, and our revenues from, CDMA wireless communications infrastructure and subscriber products increased substantially during fiscal 1998. Our manufacturing capacity is a critical element in meeting this demand. We cannot assure you that we will be able to effectively meet customer demand in a timely manner. Factors that could materially and adversely affect our ability to meet production demand include defects or impurities in the components or materials used, delays in the delivery of such components or materials, or equipment failures or other difficulties. We may experience component failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of our manufacturing capacity.

            In addition, we cannot assure you that our foreign manufacturing facilities will be commercially successful given that we will be required to establish, manage and control operations in countries where we have limited or no operating experience. Additionally, our business, results of operations, liquidity and financial position could be materially and adversely affected if we are unable to manufacture CDMA subscriber and infrastructure products at commercially acceptable costs and achieve acceptable yields. We also will be impacted negatively if we expand our manufacturing capacity but are unable to secure sufficient orders for our CDMA products.

            We primarily manufacture our CDMA subscriber products through QPE, a majority-owned joint venture between us and a subsidiary of Sony Electronics, Inc. The risks associated with the commercial manufacture of our infrastructure and subscriber products that we describe in this document also apply to the manufacture of subscriber products by QPE. Our business, results of operations, liquidity and financial position could be materially and adversely affected to the extent that QPE experiences any of the complications, delays or interruptions that we have described in this document.

      Competition

            There is increasing competition in the wireless telecommunications industry in the United States and throughout the world. We cannot assure you that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own. Many of our competitors have financial, technical, marketing, sales, and distribution resources greater than ours. In addition, many of these companies are licensees of our technology and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities.

            Although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition is intensifying as businesses and foreign governments realize the market potential of telecommunications services. Many of our customers currently face competition from existing telecommunication providers. A number of large American and European companies and large international telecommunications companies are actively engaged in programs to develop and commercialize telecommunications services in both developing and developed countries. In many cases, we also compete against the landline carriers, including government-owned telephone companies. In some cases, our competition is from government-controlled or government-supported entities that are, or may in the future be, privatized or otherwise become more efficient and competitive. In addition, throughout the world we may face competition with new technologies and services introduced in the future. Although we intend to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render the technologies employed by us obsolete. See "- Rapid Technological Change and New Products." We also expect that the price we charge for our products and services in certain regions will decline as competition intensifies in those markets.

            We also compete in the manufacture of CDMA infrastructure and subscriber products and in the development and design of ASICs. We are facing increasing competition as more of our licensees introduce CDMA products. Many of our licensees have longer operating histories and a greater market presence than ours. Many of the major equipment suppliers have made substantial investments in TDMA and GSM technology including Hughes, Lucent, Motorola, Nokia, Nortel and Siemens, all of whom are our licensees, as well as Ericsson. We have entered into royalty-bearing license arrangements covering certain ASIC patents belonging to us. Pursuant to these arrangements, licensees such as DSP Communications, LSI Logic Corporation, VLSI Technology and PrairieComm, Inc. are licensed to manufacture and sell ASICs to subscriber and infrastructure licensees of the Company. Our competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies. Likewise, those efforts may materially adversely affect our business, results of operations, liquidity and financial position. Moreover, certain equipment providers may offer more competitive pricing and/or financing terms than we do as a means of gaining access to the wireless markets.

            Existing competitors of OmniTRACS are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future low-Earth-orbiting ("LEO") satellite-based systems, may impact margins and intensify competition in new markets.

      International Business

            A significant part of our strategy involves our current and planned activities in a number of developing nations. We intend to continue to pursue growth opportunities in international markets. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of such international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our projects and investments could be adversely affected by:

-     reversals or delays in the opening of foreign markets to new competitors;

-     unexpected changes in regulatory requirements;

-     export controls, tariffs and other barriers;

-     exchange controls;

-     currency fluctuations;

-     investment policies;

-     nationalization, expropriation and limitations on repatriation of cash;

-     social and political risks;

-     taxation; and

-     other factors, depending on the country in which such opportunity arises.

            Our revenues from international customers as a percentage of total revenues were approximately as follows in each of the years presented:

         YEAR                         % OF TOTAL REVENUES
         1995                                  20%
         1996                                  36%
         1997                                  30%
         1998                                  34%

            In addition to the general risks associated with our international sales and operations, we will also be subject to risks specific to the individual countries in which we do business.

            The financial problems in Asia have been significant and have impacted international financial markets. We cannot guarantee that the Asian markets will not continue to deteriorate. Continued market deterioration could have a substantial adverse impact on our ability to collect our receivables from Asian customers. We have significant sales to Asian countries with the largest concentration to Korean customers. At September 1998, Korean customer receivables generally were in accordance with agreed payment terms.

            The Russian economic and political environments recently have experienced severe volatility. Further, our CDMA products have not yet been approved in Russia for mobility applications. Any or all of these factors could negatively impact our prospects in Russia and could have a material adverse effect on our business, results of operations, liquidity and financial position. We currently have approximately $19 million in Russian/Ukrainian receivables. We have an additional $30 million in products and deployment services placed with carriers for which we have not yet recognized revenues. We cannot guarantee that these carriers will have sufficient resources to complete their planned projects. The failure of any of these emerging service carriers to obtain sufficient financing to meet their regulatory obligations could adversely affect the value of our receivables and inventories residing with these customers.

            Economies in Australia, Brazil, Chile, Mexico and Ukraine also have been volatile and we do not know the extent to which these economies will continue to be negatively impacted by world economic events. Mexico and Ukraine have also been subject to much political instability. These conditions could have a negative impact on our prospects in these countries.

      Currency Fluctuations

            We are exposed to risk from fluctuations in foreign currency and interest rates, which could impact our results of operations and financial condition. Our financing of products and services is generally denominated in dollars and any significant change in the value of the dollar against the national currency where we are lending could result in the increase of costs to the debtors and could restrict the debtors from fulfilling their contractual obligations. Any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on our business. In some developing countries, including Chile, Mexico, Brazil, and Russia, significant currency devaluation relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, we may experience economic loss with respect to the collectability of our receivables and the recoverability of inventories and investments.

            We attempt to hedge transactions with non-U.S. customers. However, the decline in value of the Asia/Pacific currencies, or declines in currency values in other regions, may, if not reversed, adversely affect our future product sales. This is because our products may become more expensive to purchase for local customers doing business in the countries of the affected currencies. We have been adversely affected by the Asian economic downturn in fiscal 1998 with regard to ASICs sales, CDMA royalties and the cancellation of a CDMA handset supply agreement in South Korea. In addition, certain of our customers in these foreign countries have encountered or may in the future encounter financial difficulties resulting from such foreign currency fluctuations. These financial difficulties could restrict our customers' ability to fulfill their contractual obligations to us.

      Dependence on Product Sales and Key Customers

            We are a major supplier of CDMA infrastructure, subscriber and ASICs products for wireless and satellite service providers. In order to generate revenues and profits from sales of infrastructure, subscriber and ASICs products, we must continue to make substantial investments and technological innovations, which are subject to a number of risks and uncertainties. Other digital wireless technologies, particularly GSM, to date have been more widely adopted than CDMA and we cannot assure you that wireless service providers will select CDMA for their networks. Further, there are numerous companies that supply CDMA infrastructure, subscriber and ASICs products. Many of these companies have substantially greater resources, much longer manufacturing histories and more established reputations than we do.

            Sales of infrastructure and subscriber products internationally are subject to the various risks associated with doing business outside of the United States. See "-International Business." As a result, subject to the success of international wireless operators, our ability to generate substantial revenues and profits from international sales of CDMA infrastructure and subscriber products is uncertain.

            Many wireless operators to which we may consider selling are start-up entities attempting to provide service to markets where current penetration of wireless service is low and acceptance is uncertain. In addition, these start-up entities are subject to all the risks inherent in the operation of a new business, including the ability to obtain adequate financing, manage growth, attract and retain qualified personnel and secure appropriate third-party manufacturing and marketing support.

            A significant portion of our CDMA subscriber, infrastructure and ASICs product sales is, and is expected to continue to be, concentrated with a limited number of customers. As a result, our performance will depend on relatively large orders from a limited number of customers. Our performance will also depend on our ability to gain additional customers within existing and new wireless and satellite markets. Our loss of any existing customer or our failure to gain additional customers could have a material adverse effect on our business, results of operations, liquidity and financial position.

            Certain of our contracts provide for performance guarantees to protect customers against late delivery of our products or a failure to perform. These performance guarantees generally provide for monetary payments or contract offsets that accrue at a daily rate based on percentages of the contract value to the extent the products are not delivered by scheduled delivery dates or the systems fail to meet specified performance criteria by such dates. We are dependent in part on the performance of our suppliers and strategic partners to provide products that are the subject of the guarantees. Thus, our ability to deliver such products in a timely manner may be outside of our control. If we are unable to meet our performance obligations, the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and our business, results of operations, liquidity and financial position.

      Vendor Financing

Domestic and international wireless and satellite network operators increasingly have required their equipment suppliers to arrange or provide long-term financing as a condition to obtaining or bidding on infrastructure projects. Competition among infrastructure product providers is intense. In order for us to compete effectively we must provide significant financing for our infrastructure products customers worldwide. We currently have vendor financing obligations with a majority of our infrastructure customers, including substantial commitments to Sprint PCS (through Nortel), Globalstar, Chase Telecom, Chilesat Telefonia Personal S.A. ("Chilesat PCS") and Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"). In order to provide for such financing, we likely will be subject to significant project, market, political, credit and foreign exchange risks. The amount of vendor financing that we currently are providing and that we expect to provide in the future is substantial. Unfunded commitments to extend long-term financing under sales arrangements at September 30, 1998 aggregated approximately $499 million through fiscal 2002. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements. Actual financing may be in lesser or greater amounts.

            We cannot assure you that we will be able to arrange or provide such financing on terms and conditions and in amounts that will be satisfactory to our customers. Most of our competitors have substantially greater resources than we do. These resources may enable them to compete against us for infrastructure projects by offering more favorable pricing and/or financing terms. Further, our ability to provide vendor financing is dependent on our ability to raise outside capital. If we are unable to arrange or provide such financing or to successfully compete for infrastructure projects, our business, results of operations, liquidity and financial position could be materially and adversely affected.

            To the extent vendor financing is not repaid to us, it could have a material adverse effect on our business, results of operations, liquidity and financial position. We have limited experience evaluating the creditworthiness or commercial viability of potential purchasers of CDMA products. As a result, we cannot assure you that our customers will not default on any financing arranged or provided by us for the purchase of our CDMA products and services.

            Many domestic and international wireless network operators to whom we may provide vendor financing have limited or no operating histories, are faced with significant capital requirements, are highly leveraged and have limited financial resources. Due to currency fluctuations and international risks, foreign infrastructure customers utilizing our vendor financing programs may become unable to pay those debts from revenues generated from their infrastructure projects that are denominated in local currency. Further, we may not be permitted to retain a security interest in any licenses held by foreign wireless operators. These licenses initially may constitute the primary asset of many licensees.

            The amounts that we finance may also include "soft costs" (such as software, cell site leases and permits). Thus, the total amount we finance may exceed 100% of infrastructure product costs. We may provide such financing directly to licensees, and/or guarantee such financing through third-party lenders. We may provide extensions of credit, or remain obligated under guarantees, until maturity, which could materially and adversely affect our credit rating. Although we may seek to have third-parties assume some or all of any such credit arrangements, we can not assure you that we will be able to do so.

      Rapid Technological Change and New Products

            The market for our products is characterized by many factors, including:

-     rapid technological advances and evolving industry standards;

-     changes in customer requirements;

-     frequent new products and enhancements; and

-     evolving methods of building and operating communications systems.

            The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products, and products currently under development, obsolete and unmarketable. In particular, we have limited experience in high-volume manufacturing techniques and rapid product cycles inherent in the subscriber products business.

            Our future success will depend on our ability to continue to develop and introduce new products and product enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements and achieve market acceptance. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in product development, introduction or shipment of our products in commercial quantities, our competitive position could be damaged. This could have a material adverse effect on our business, results of operations, liquidity and financial position. In addition, new technological innovations generally require a substantial investment before they are commercially viable.

      Evolving Third Generation Standards

            Industry participants and the International Telecommunications Union ("ITU") are currently considering a variety of standards which may be utilized in third generation wireless networks. We are advocating the standardization of a single, converged CDMA-based third generation standard that accommodates equally the dominant network standards in use today. We cannot assure you that that we will be successful in promoting the adoption of a single CDMA standard or that such a standard, if adopted, will be compatible with today's cdmaOne networks. We believe that our CDMA patent portfolio is applicable to other CDMA systems that have been proposed as third generation standards. We have informed standards bodies and the ITU that we hold essential intellectual property rights for several other third generation proposals based on CDMA. Further, we intend to vigorously enforce and protect our intellectual property position against any infringement. However, we cannot assure you that our CDMA patents will be determined to be applicable to any proposed standard or that we will be able to redesign our products on a cost-effective and timely basis to incorporate next generation wireless technology. If the wireless industry adopts next generation standards which are incompatible with cdmaOne or determines not to rely on our intellectual property, this could have a material adverse effect on our business, results of operations, liquidity and financial position.

      Future Capital Needs

            The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. In addition, wireless and satellite systems operators increasingly have required suppliers like us to arrange or provide long-term financing or provide equity to them as a condition to obtaining or bidding on infrastructure projects. In particular we have substantial funding requirements to Leap Wireless. We believe we will be required to raise additional funds from a combination of sources including potential debt or equity issuances. We cannot assure you that additional financing will be available on reasonable terms or at all. In addition, our credit facility, places restrictions on our ability to incur additional indebtedness which could adversely affect our ability to raise additional capital through debt financing.

      Obligations to Leap Wireless

            In connection with our recent spin-off and distribution to our stockholders of Leap Wireless common stock, we made a substantial funding commitment to Leap Wireless in the form of a $265.0 million secured credit facility. Amounts borrowed under the credit facility will be due and payable approximately eight years following September 23, 1998. We cannot assure you that Leap Wireless will be able to meet its payment obligations to us. If Leap Wireless is unable to meet its payment obligations to us, our business, results of operations, liquidity and financial position may be materially adversely affected. Further, Leap Wireless may identify additional investment requirements or opportunities for which it needs funding and we may choose to participate in such funding. See "-Future Capital Needs."

            We and Leap Wireless have also agreed that, if certain events occur within 18 months after the distribution, our equity interest in Telesystems of Ukraine ("TOU") and certain other assets will be transferred to Leap Wireless. We cannot assure you that such events will occur or that legal impediments to transfer will be removed, or that our interest in TOU will ever be transferred to Leap Wireless. Until such time as the transfer is effected, if ever, we will continue to recognize the losses of TOU and restrict revenue recognition of product sales to TOU which may materially adversely affect our business, results of operations, liquidity and financial position.

      Patents and Proprietary Information

            We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted over 200 patents and have over 500 patent applications pending in the U.S. The vast majority of such patents and patent applications relate to our CDMA digital wireless technology and the remainder of such patents and patent applications relate to our OmniTRACS products. We also actively pursue patent protection in other countries of interest to us. We cannot assure you that the pending patent applications will be granted or that our patents or copyrights will provide adequate protection.

            We believe that our intellectual property rights regarding CDMA technology are applicable to third generation CDMA systems. We have also informed appropriate standards bodies that we believe proposed standards require our intellectual property. Further, we intend to vigorously enforce and protect our intellectual property position against any infringement. However, we cannot assure you that our CDMA patents will be determined to be applicable to any proposed standard. Neither can we assure you that the confidentiality agreements upon which we rely to protect our trade secrets and proprietary information will be adequate. The cost of defending our intellectual property has been and may continue to be significant.

            From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies that are claimed to be important to the industry or to us. In addition, from time to time third parties provide us with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies. We in turn evaluate such patents and the advisability of obtaining such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If we are unable to license protected technology used in our products or if we were required to redesign such products, we could be prohibited from marketing such products.

            Ericsson, Motorola and InterDigital have each advised the TIA that they hold patent rights in technology embodied in IS-95. Lucent and OKI Electric have claimed patent rights in IS-96. In accordance with TIA guidelines, each company has confirmed to the TIA that it is willing to grant licenses under its rights on reasonable and nondiscriminatory terms. In connection with the settlement and dismissal of our patent litigation with InterDigital, we received, among other rights, a fully-paid, royalty free license to use and to sublicense the use of those patents claimed by InterDigital to be essential to IS-95. If we and other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA technology.

            We are currently engaged in patent and other infringement litigation relating to our technology and products. See "Item 3--Legal Proceedings."

      Globalstar

            The value of our investment in and future business with Globalstar, as well as our ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and we expect losses to continue at least until commercial operations of the Globalstar System commence, which is expected to be in calendar 1999. A substantial shortfall in meeting Globalstar's capital needs could prevent completion of the Globalstar System and could materially and adversely affect our business, results of operations, liquidity and financial position. In addition, Globalstar can terminate its development agreement with us if Globalstar abandons its efforts to develop the Globalstar System. We cannot assure you that Globalstar will grow into a commercially successful enterprise. Globalstar's failure to become commercially successful could have a material adverse effect on our business, results of operations, liquidity and financial position.

            The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which have never been integrated in a single system for commercial use. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements as required, could delay the in-service or full constellation date of the Globalstar System or render it unable to perform at levels required for commercial success. Globalstar may encounter various problems, delays and expenses, many of which may be beyond Globalstar's control.

            In September 1998, Globalstar had a launch failure in which 12 satellites were destroyed. Globalstar has stated that it has sufficient spare satellites to complete its 48 satellite constellation and that this launch failure was insured. Globalstar is assessing its options relating to its future launch schedule and still intends to initiate commercial service before the end of 1999.

      Dependence on Suppliers

            The products and services we provide are complex and highly technical in their nature. Accordingly, we rely on the ability of our suppliers to provide critical parts and sub assemblies that meet our specifications, in a timely manner. From time to time we have experienced delays in obtaining services and quantities of specification compliant radio frequency components, plastics, connectors and other parts to meet demand for our products.

            Several of the critical products and services used in our existing and proposed products, including ASICs, flash memory chips, radio frequency components and certain custom and semi-custom very large scale integrated ("VLSI") circuits, other sophisticated electronic parts and major subassemblies used in the OmniTRACS system, are currently available only from single or limited sources. Our reliance and the reliance of our licensees on sole or limited source vendors licensees involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs.

            Our manufacturing activities may continue to expand internationally. In certain cases we will be required to identify new local sources, due in part to foreign regulations governing product content, to supply our international manufacturing operations. The risks inherent in our ability to locate alternate suppliers will be complicated by our inexperience in product manufacturing in those countries. Business disruptions or financial difficulties of a sole or limited source supplier of any particular component could materially and adversely impact our operations by increasing the cost of goods sold or reducing the availability of such components. While we believe that we could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could result in significant shipment delays for our products. These delays could result in us being required to make performance guarantee payments.

            Certain components require an order lead time of six months or longer. To meet forecasted production levels, we may be required to commit to certain long lead time items prior to being awarded a production contract. If forecasted orders are not received, we may be faced with large inventories of slow moving or unusable parts. This could result in an adverse effect on our business, results of operations, liquidity and financial position.

      Reliance on Satellite and Other Facilities for OmniTRACS Service

            Our OmniTRACS system currently operates in the U.S. market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through 2001. System enhancements currently under initial deployment should allow for increased utilization of transponder capacity. Based on results of the system enhancements, we believe that the U.S. OmniTRACS operations may not require additional transponder capacity in fiscal 1999. We believe that in the event additional transponder capacity would be required in fiscal 1999 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms on a timely basis. If we fail to maintain adequate satellite capacity this would have a material adverse effect on our business, results of operations, liquidity and financial position. Our Network Management Facility operations are subject to the risk that a failure or natural disaster could interrupt the OmniTRACS service and have a material adverse effect on OmniTRACS' results of operations. We maintain a fully operational Network Management Facility in Las Vegas, Nevada as a backup to our primary Network Management Facility in San Diego, California.

      Inflation and Deflation

            Inflation has had and may continue to have adverse effects on the economies and securities markets of certain emerging market countries and could have adverse effects on our customers and their start-up projects in those countries, including their ability to obtain financing. Brazil, Chile, Mexico, Russia and Ukraine, for example, have periodically experienced relatively high rates of inflation. In addition, we believe risks associated with deflation have recently increased, particularly given recent deflation in certain parts of Asia. Significant inflation or deflation could have a material adverse effect on our business, results of operations, liquidity and financial position.

      Government Regulation

            Our products are subject to various Federal Communications Commission regulations in the U.S. These regulations require that our products meet certain radio frequency emission standards and not cause unallowable interference to other services. We are also subject to government regulations and requirements by local and international standards bodies outside the U.S., where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the U.S. Government and other governments, or exclusion of its technology by a standards body, could have a material adverse effect on our business, results of operations, liquidity and financial position. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information.

      Reliance on Key Personnel

            Our success depends in large part upon our ability to retain highly qualified technical and management personnel. The loss of one or more of these employees could have a material adverse effect on our business, results of operations, liquidity and financial position. None of these individuals has an employment contract with us. Our success also depends upon our ability to continue to attract and retain highly qualified personnel in all disciplines. We cannot assure you that we will be successful in hiring or retaining requisite personnel.

      Product Liability

            Testing, manufacturing, marketing and use of our products entail the risk of product liability. While we currently have product liability insurance that we believe is adequate to protect against product liability claims, you cannot be sure that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of our products. In addition, a product liability claim or recall could have a material adverse effect on our business, results of operations, liquidity and financial position.

            News reports have asserted that power levels associated with hand-held cellular telephones may pose certain health risks. We are not aware of any study that has concluded that there are any significant health risks from using hand-held cellular telephones. If it were determined that electromagnetic waves carried through the antennas of cellular telephones create a significant health risk, there could be a material adverse effect on our ability to market and sell our wireless telephone products. In addition, there may also be certain safety risks associated with the use of hand-held cellular phones while driving. This could also have a material adverse effect on our ability to market and sell our wireless telephones.

      Year 2000 Issue

            We believe that our mission critical systems will be Year 2000 compliant by September 1999. However, we cannot guarantee that these results will be achieved. Specific factors leading to this uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact us, and other similar uncertainties. A worst case scenario might include one or more of our internal systems, suppliers or customers being non-compliant. An event such as this could result in a material disruption to our operations. Specifically, we could experience software application, computer network, manufacturing equipment and telephone communication system failures. Supply chain and product non-compliance could result in our failure to perform on contracts, delayed delivery of products to customers and inadequate customer service. Customer non-compliance could result in delayed payments for products and services and build up of inventories. Should a worst case scenario occur, it could, depending on its duration, have a material impact on our business, results of operations, liquidity and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure."

      Anti-Takeover Measures; Rights Plan

            Our certificate of incorporation provides for cumulative voting in the election of directors. In addition, our certificate of incorporation provides for a classified board of directors and includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approvals of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the classified board, cumulative voting or the transaction approval. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

            The classified board, transaction approval and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders' ability to approve transactions that they may deem to be in their best interests.

            Further, we have distributed a dividend of one right for each outstanding share of our common stock pursuant to the terms of our preferred share purchase rights plan. In the event holders of our trust convertible preferred securities convert those securities into shares of our common stock, each of those shares will also be granted a right. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock. This right may have the effect of delaying or preventing a change in our control without action by our stockholders.

      Volatility of Stock Price

            Historically, our stock price has been volatile. The sales prices for our common stock have ranged from $40.94 to $71.94 during the fiscal year ended September 27, 1998. See "Item 5. Market for Registrants' Common Stock and Related Stockholders Matters."

            Factors that may have significant impact on our market price of our stock include:

- future announcements concerning us or our competitors, including the selection of wireless technology by cellular, PCS and WLL service providers and the timing of roll-out of those systems;

- receipt of substantial orders for infrastructure, subscriber and ASIC's products;

-     quality deficiencies in services or products;

-     results of technological innovations;

-     new commercial products;

-     changes in recommendations of securities analysts;

-     government regulations; and

-     proprietary rights or product or patent litigation.

            Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.


ITEM 2. PROPERTIES

            The Company is headquartered in San Diego, California where it occupies 29 properties totaling approximately 3,040,000 square feet. These facilities are used for manufacturing, engineering and administration. Of the total facilities in San Diego, the Company owns 12 of the properties, totaling approximately 2,215,000 square feet and utilizes approximately 722,000 square feet for manufacturing facilities. The remaining properties in San Diego are used for engineering, research and administrative facilities.

            The Company leases approximately 217,000 square feet in 16 other U.S. locations including sales and support offices; engineering facilities in Boulder, Colorado; Santa Clara, California; Scotts Valley, California; and a backup Network Management Facility in Las Vegas, Nevada. The Company also leases office space internationally.

            In fiscal 1997, the Company also began construction of new buildings in Boulder, Colorado totaling approximately 159,000 square feet. The Company also owns additional property in Boulder, Colorado.

            The Company believes its facilities are adequate for its present needs. In the future, the Company may need to purchase, build or lease additional facilities to meet the requirements projected in its long-term business plan.

ITEM 3. LEGAL PROCEEDINGS

            On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against QPE in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. The suits were later amended to include a total of 11 Ericsson patents. By order dated July 24, 1998, the Dallas action was transferred to Marshall, Texas. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe 9 patents of Ericsson and that such patents are invalid. The 9 patents are among the 11 patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. On October 14, 1998, Ericsson filed a dismissal with prejudice of all of its claims under three of the patents at issue in the Marshall, Texas case. The Marshall case is set for trial on April 6, 1999. Although there can be no assurances that an unfavorable outcome of the Marshall case would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

            On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of 4 patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of 7 additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference on March 1, 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

            On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company's answer to the request is not due until November 30, 1998. The Company plans to file an answer and counterclaims denying the allegations, establishing the termination of the JDA and seeking monetary damages against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No arbitrator has yet been appointed and no schedule for the arbitration proceedings has been established. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation or arbitration, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's results of operations, liquidity or financial position.

            The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


            No matters were submitted to a vote of security holders during the quarter ended September 27, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             MARKET INFORMATION. The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "QCOM." The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                              HIGH             LOW
                                              ----             ---
FISCAL 1998
  First Quarter...........................   $71.94          $45.50
  Second Quarter..........................    58.44           45.00
  Third Quarter...........................    60.56           46.63
  Fourth Quarter..........................    67.38           40.94
FISCAL 1997
  First Quarter...........................   $46.75          $35.38
  Second Quarter..........................    63.75           39.13
  Third Quarter...........................    60.63           41.25
  Fourth Quarter..........................    56.88           43.25

            As of November 16, 1998, there were 2,235 holders of record of the Common Stock. On November 16, 1998, the last sale price reported on the Nasdaq National Market for the Common Stock was $54.25 per share. The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

            RECENT SALES OF UNREGISTERED SECURITIES. On August 20, 1998, the Company issued and sold 705,000 shares of its Common Stock to Airtouch Communications, Inc. upon the full "net exercise" by that company of an outstanding warrant to purchase 782,000 shares of the Company's Common Stock at a purchase price equal to $5.50 per share. The Company relied on the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). The shares are freely tradable pursuant to Rule 144(k) promulgated under the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The following statement of income and balance sheet data for the years ended September 30, 1998-1994 has been derived from the Company's audited financial statements. Consolidated balance sheets at September 30, 1998 and 1997 and the related consolidated statements of income and of cash flows for each of the three years in the period ended September 30, 1998 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

                                                                           YEARS ENDED SEPTEMBER 30,(1)
                                               -------------------------------------------------------------------------------
                                                  1998             1997             1996              1995            1994
                                               -----------      -----------      -----------      -----------      -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF INCOME DATA:
 Revenues:
   Communications systems ................     $ 2,863,092      $ 1,733,169      $   582,953      $   246,997      $   194,037
   Contract services .....................         270,388          211,661          131,022           95,150           48,310
   License, royalty and development fees .         214,390          151,535           99,875           44,465           29,276
                                               -----------      -----------      -----------      -----------      -----------
         Total revenues ..................       3,347,870        2,096,365          813,850          386,612          271,623
 Operating expenses:
   Communications systems ................       2,136,297        1,361,641          445,481          143,774          118,636
   Contract services .....................         197,102          156,365           90,380           69,396           38,051
   Research and development ..............         349,483          235,922          162,340           80,171           49,586
   Selling and marketing .................         246,975          147,040           74,114           37,754           23,687
   General and administrative ............         163,372           89,148           48,971           34,918           18,696
   Other(2) ..............................          11,976            8,792               --               --           13,017
                                               -----------      -----------      -----------      -----------      -----------
         Total operating expenses ........       3,105,205        1,998,908          821,286          366,013          261,673
                                               -----------      -----------      -----------      -----------      -----------
 Operating income (loss) .................         242,665           97,457           (7,436)          20,599            9,950
   Interest income, net ..................          31,426           23,833           20,885            7,265            4,470
   Net gain on sale of investments .......           2,950           13,400               --               --               --
   Write-off of investments ..............         (20,000)              --               --               --               --
   Distributions on Trust Convertible
     Preferred Securities of subsidiary
     Trust ...............................         (39,270)         (23,277)              --               --               --
   Minority interest in (income) loss of
     consolidated subsidiaries ...........         (48,366)          (2,979)          13,178           12,016            2,893
   Equity in losses of investees .........         (20,731)              --               --               --               --
                                               -----------      -----------      -----------      -----------      -----------
   Income before income taxes ............         148,674          108,434           26,627           39,880           17,313
   Income tax expense(3) .................         (40,142)         (16,500)          (5,600)          (9,700)          (2,120)
                                               -----------      -----------      -----------      -----------      -----------
   Net income ............................     $   108,532      $    91,934      $    21,027      $    30,180      $    15,193
                                               ===========      ===========      ===========      ===========      ===========
 Net earnings per common share(4):
   Basic .................................     $      1.57      $      1.37      $      0.32      $      0.56      $      0.30
   Diluted ...............................     $      1.47      $      1.28      $      0.30      $      0.52      $      0.28
 Shares used in per share calculation(4):
   Basic .................................          69,203           67,335           65,558           53,417           51,009
   Diluted ...............................          73,962           71,887           70,335           57,570           54,200

 BALANCE SHEET DATA:
   Cash, cash equivalents and
   Investments ...........................     $   303,324      $   808,858      $   354,281      $   578,996      $   137,496
   Working capital .......................         655,611          982,117          425,231          599,633          151,448
   Total assets ..........................       2,566,713        2,274,680        1,185,330          940,717          357,925
   Bank lines of credit ..................         151,000          110,000           80,700               --               --
   Other debt and capital lease
   Obligations... ........................           6,921           10,967           13,142           39,494           27,486
   Company-obligated mandatorily
     Redeemable Trust Convertible
     Preferred Securities of a
     subsidiary trust holding solely
     debt securities of the
     Company .............................         660,000          660,000               --               --               --
          Total stockholders' equity .....         957,596        1,024,178          844,913          799,617          262,170

-------------------

(1) The Company's fiscal years end on the last Sunday in September. As a result, fiscal 1996 includes 53 weeks.

(2) Consists of acquired in-process research and development and asset impairment charges in 1998, asset impairment charges in 1997 and litigation settlement and related costs in 1994.

(3) Includes the tax benefit of $21.5 million in 1997, $3.0 million in 1995, and $4.0 million in 1994 from a reduction in the valuation allowance to recognize deferred tax assets.

(4) Net earnings per common share and shares used in per share calculation were retroactively restated for 1997-1994 in connection with the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 1 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the CDMA technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section and in the sections entitled Results of Operations and Liquidity and Capital Resources

OVERVIEW

            QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company generates revenues primarily from: license fees and royalties paid by licensees of the Company's CDMA technology; sales of CDMA subscriber, infrastructure and ASICs products to domestic and international wireless communications equipment suppliers and service providers; sales of OmniTRACS terminals and related software and services to OmniTRACS users; and contract development services, including the design and development of subscriber and ground communications products for the Globalstar System. In addition, the Company generates revenues from the design, development, manufacture and sale of a variety of other communications products and services.

            The Company generates revenue from its CDMA licensees in the form of up-front license fees as well as ongoing royalties based on worldwide sales by such licensees of CDMA subscriber and infrastructure products. License fees are generally nonrefundable and may be paid in one or more installments. Revenues generated from license fees and royalties are subject to quarterly and annual fluctuations. This is due to variations in the amount and timing of recognition of CDMA license fees, pricing and amount of sales by the Company's licensees and the Company's ability to estimate such sales, and the impact of currency fluctuations and risks associated with royalties generated from international licensees.

            The Company manufactures CDMA infrastructure products for sale to wireless network operators worldwide. The Company has entered into agreements regarding the manufacture and supply of CDMA infrastructure products with Hitachi, Hughes and Nortel. The Company manufactures its CDMA subscriber products primarily through QPE, a joint venture between the Company and a subsidiary of Sony Electronics, Inc. The Company, through QPE, is one of the largest manufacturers of CDMA handsets and has shipped over seven million handsets to customers around the world. The Company has also generated substantial revenue from the design and sale of CDMA ASICs to its licensees for incorporation into their subscriber and infrastructure products. As of September 1998, the Company has shipped approximately 25 million MSM ASICs to CDMA handset manufacturers worldwide, including QPE.

            The Company generates revenues from its domestic OmniTRACS business by manufacturing and selling OmniTRACS terminals and related application software packages and by providing ongoing messaging and maintenance services to domestic OmniTRACS users. The Company generates revenues from its international OmniTRACS business through license fees, sales of network products and terminals, and service fees. International messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

            The Company has entered into a number of development and manufacturing contracts involving the Globalstar System. The Company's development agreement provides for the design and development of the ground communication stations and user terminals of the Globalstar System. Under the agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a contract to manufacture and supply commercial gateways for deployment in the Globalstar System. In March 1998 the Company entered into an agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System.

            Revenues from international customers accounted for approximately 34%, 30% and 36% of total revenues for fiscal 1998, 1997 and 1996 respectively. Sales of subscriber, infrastructure and ASICs products internationally are subject to a number of risks. Wireless and satellite network operators, both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In order to provide for such financing, the Company likely will be subjected to vendor financing and currency fluctuation risks. See "Risk Factors-Risks Relating to the Company-International Business, Currency Fluctuations and Vendor Financing."

            The Company has experienced, and expects to continue to experience, increased operating expenses in absolute dollars. The Company continues to emphasize control of operating expenses and reduction of these expenses as a percentage of revenue. The Company is exposed to risk from fluctuations in foreign currency and interest rates, which could impact the Company's results of operations and financial condition. QUALCOMM's financing on products and services is denominated in dollars and any significant change in the value of the dollar against the national currency where QUALCOMM is lending could result in the increase of costs to the debtors and could restrict the debtors from fulfilling their contractual obligations. Any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. In some developing countries, including Chile, Mexico, Brazil, Russia, and Ukraine significant currency devaluation relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, the Company may experience economic loss with respect to the collectability of its receivables and the recoverability of inventories as a result of exchange rate fluctuations.

            From time to time the Company evaluates various strategic alternatives with regard to its businesses and operating divisions with the goal of maximizing long-term stockholder value.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statements of operations data:

                                                                 YEARS ENDED
                                                               SEPTEMBER 30,(*)
                                                      ------------------------------------
                                                      1998            1997            1996
                                                      ----            ----            ----
Revenues:
  Communications systems ...................            86%             83%             72%
  Contract services ........................             8              10              16
  License, royalty and development fees ....             6               7              12
                                                      ----            ----            ----
          Total revenues ...................           100%            100%            100%
                                                      ====            ====            ====
Operating expenses:
  Communications systems ...................            64%             65%             55%
  Contract services ........................             6               8              11
  Research and development .................            11              11              20
  Selling and marketing ....................             7               7               9
  General and administrative ...............             5               4               6
  Other ....................................            --              --              --
                                                      ----            ----            ----
          Total operating expenses .........            93%             95%            101%
                                                      ----            ----            ----
Operating income (loss) ....................             7               5              (1)
Interest income, net .......................             1               1               3
Net gain on sale of investments ............            --              --              --
Write-off of investment in other entity ....            (1)             --              --
Distributions on trust convertible preferred
  Securities of subsidiary trust ...........            (1)             (1)             --
Minority interest in (income) loss of
  Consolidated subsidiaries ................            (1)             --               2
Equity in losses of investees ..............            (1)             --              --
                                                      ----            ----            ----
Income before income taxes .................             4               5               4
Income tax expense .........................             1               1               1
                                                      ----            ----            ----
Net income .................................             3%              4%              3%
                                                      ====            ====            ====
Communications systems costs as a percentage
  of communications systems revenues .......            75%             79%             76%
Contract services costs as a percentage of
  contract services revenues ...............            73%             74%             69%

------------------

(*) The Company's fiscal periods end on the last Sunday of each period. As a result, fiscal 1996 includes 53 weeks.

FISCAL 1998 COMPARED TO FISCAL 1997

            Total revenues for fiscal 1998 were $3,348 million, an increase of $1,252 million over total revenues of $2,096 million for fiscal 1997. Revenue growth for 1998 was primarily due to significant growth in revenues related to communications systems.

            Communications systems revenues for fiscal 1998, which consisted primarily of revenues from CDMA subscriber, infrastructure and ASIC's products, the sale of OmniTRACS products and services and sales of commercial gateways for deployment in the Globalstar System, were $2,863 million, a 65% increase compared to revenues of $1,733 million for fiscal 1997. The increase for fiscal 1998 represents the higher volumes of CDMA subscriber, infrastructure and ASICs products increased revenues from OmniTRACS system international sales and expansion of the installed OmniTRACS base in the U.S., and sales of commercial gateways for deployment in the Globalstar system.

            Contract services revenues for fiscal 1998 increased to $270 million from $212 million for fiscal 1997, an increase of 28%. The increase of $58 million resulted primarily from the development agreement with Globalstar.

            License, royalty and development fees for fiscal 1998 were $214 million, compared to $152 million for fiscal 1997. The increase of $62 million resulted primarily from increased royalty revenue and the accrual of royalties during fiscal 1998. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees. License, royalty and development fees may continue to fluctuate quarterly due to the timing and amount of up-front fees on new licenses, royalties from sales by the Company's licensees, and changes in foreign currency exchange rates.

            Costs of communications systems for fiscal 1998, which consisted primarily of costs of sales of CDMA subscriber, infrastructure and ASICs products, and OmniTRACS products and services, were $2,136 million or 75% of communications systems revenues, compared to $1,362 million or 79% of communications systems revenues for fiscal 1997. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber, infrastructure and ASICs products and initial sales of commercial gateways. The decrease in communications systems costs as a percentage of communications systems revenues primarily reflects operational efficiencies and volume discounts obtained from suppliers. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

            Contract services costs for fiscal 1998 were $197 million or 73% of contract services revenues, compared to $156 million or 74% of contract services revenues for fiscal 1997. The dollar increase in contract services costs was primarily related to the Globalstar development contract.

            For fiscal 1998 research and development expenses were $349 million or 10% of revenues, compared to $236 million or 11% of revenues for fiscal 1997.

            For fiscal 1998, selling and marketing expenses were $247 million or 7% of revenues, compared to $147 million or 7% of revenues for fiscal 1997. The dollar increase in selling and marketing expenses for fiscal 1998 was primarily due to increased national and international marketing activities and increased advertising costs in connection with sales of CDMA subscriber products.

            General and administrative expenses for fiscal 1998 were $163 million or 5% of revenues, compared to $89 million or 4% of revenues for fiscal 1997. The dollar increase for the fiscal year was attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations, increased litigation expenses, computer system implementations, and costs associated with the Leap Wireless spin-off.

            For fiscal 1998, interest income was $39 million compared to $35 million for fiscal 1997. The increase for fiscal 1998 reflects the interest earned on the proceeds from the private placement of Trust Convertible Preferred Securities, which occurred during March 1997.

            For fiscal 1998, interest expense was $8 million compared to $11 million for fiscal 1997. This decrease is the result of decreased bank borrowings during fiscal 1998 to support the working capital needs of QPE.

            The net gain on sale of investments was $3 million compared to $13 million for fiscal 1997. During fiscal 1998, the Company recognized a net gain of $3 million from the sale of, and from other investing activities related to, investments in other entities. During fiscal 1997, the Company realized a $13 million gain on the sale of trading securities associated with the sale of Globalstar Telecommunications, Ltd. common stock.

            During the third quarter of fiscal 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom Inc. Subsidiaries of NextWave Telecom, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

            Distributions on Trust Convertible Preferred Securities of $39 million and $23 million for fiscal 1998 and fiscal 1997, respectively, relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in March 1997.

            The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony Electronics Inc. Minority interest for fiscal 1998 includes the impact of restructuring QPE. During March 1998, QPE became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture.

            Equity in losses of investees for all periods indicated relates to the Company's ownership interests in domestic and international CDMA based wireless telecommunications business and joint ventures. The majority of these investments was transferred to Leap Wireless as part of the spin-off.

            Income tax expense was $40 million for fiscal 1998 compared to $17 million for fiscal 1997, resulting primarily from higher pretax earnings for fiscal 1998 compared to fiscal 1997 and the tax benefit from recognition, during the third quarter of fiscal 1997, of deferred tax assets that satisfied the "more likely than not" criteria for recognition established by Statement of Financial Accounting Standards No. 109. Excluding an increase in certain estimated tax credits, the annual effective tax rate for fiscal 1998 was 30%, compared to 15% for fiscal 1997 which includes the tax benefit from recognizing the deferred tax assets. The annual effective tax rate for fiscal 1998 was increased by the expiration of the federal research credit as of June 30, 1998. Subsequent to fiscal year end, the credit was reinstated retroactive to July 1, 1998. However, the retroactive effect of the credit cannot be recognized until the first quarter of fiscal year 1999. Had the credit reinstatement occurred prior to year end, the annual effective tax rate for fiscal year 1998 would have been 24%.

FISCAL 1997 COMPARED TO FISCAL 1996

            Total revenues for fiscal 1997 were $2,096 million, more than double the revenues of $814 million for fiscal 1996. Revenue growth was primarily due to the significant growth in communications systems which was primarily attributable to increased revenues from CDMA subscriber, ASICs and infrastructure products. Also contributing were increased contract services revenues from the Company's development agreement with Globalstar, and an increase in royalties recognized in conjunction with the worldwide sales of subscriber and infrastructure products utilizing the Company's CDMA technology by licensees.

            Communications systems revenues, which consisted primarily of sales of CDMA subscriber and infrastructure products, ASICs to CDMA licensees and service providers and product and service revenues from the sale of the Company's OmniTRACS system were $1,733 million in fiscal 1997, almost tripling fiscal 1996 revenues of $583 million. The growth in communications systems revenues for fiscal 1997 was primarily attributable to the following: increased sales in subscriber products, which more than quadrupled fiscal 1996 sales; increased ASIC sales, which shipped approximately 8 million MSM chips to CDMA handset manufacturers worldwide, including QPE; and increased infrastructure sales due to revenue recognized during fiscal 1997 with respect to base stations installed under a major contract with Nortel to deliver infrastructure products to Sprint PCS. OmniTRACS domestic revenues continue to increase primarily driven by increased messaging revenues due to the expansion of the installed OmniTRACS base in the U.S. This was partially offset by a decline in international unit sales.

            Contract services revenues for fiscal 1997 were $212 million, a 62% increase compared to $131 million for fiscal 1996. The increase resulted primarily from the development agreement with Globalstar.

            License, royalty and development fees for fiscal 1997 were $152 million, a 52% increase compared to revenues of $100 million for fiscal 1996. The increase was driven by increased royalties recognized in conjunction with the worldwide sales of subscriber units and infrastructure products utilizing the Company's CDMA technology by the Company's licensees.

            Costs of communications systems were $1,362 million or 79% of communications systems revenues for fiscal 1997, compared to $445 million or 76% of communications systems revenues for fiscal 1996. The increase in communications systems costs, and communications systems costs as a percentage of communications systems revenues, primarily reflected the significant increase in sales volumes of CDMA products, which averaged a lower gross margin than OmniTRACS revenues.

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

            Research and development costs were $236 million or 11% of revenues for fiscal 1997, compared to $162 million or 20% of revenues for fiscal 1996. The Company continued to invest in the commercial development of its CDMA related infrastructure, ASICs and subscriber products.

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

            General and administrative expenses for fiscal 1997 were $89 million or 4% of revenues, compared to $49 million or 6% of revenues for fiscal 1996. Primarily, additional personnel drove the dollar increase and associated overhead costs necessary to support the overall growth in the Company's operations and increased legal fees associated with patent infringement litigation.

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

            Distributions on Trust Convertible Preferred Securities of $23 million for fiscal 1997 relate to the $660 million of 5 3/4% Trust Convertible Preferred Securities issued by the Company in March 1997. The securities are convertible into common stock of the Company at a conversion price of $72.6563 per share of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company anticipates that its cash and cash equivalents and investments balances of $303 million at September 30, 1998, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure products and investment in joint ventures or other companies and other assets to support the growth of its business.

            On March 11, 1998, the Company and a group of banks entered into a credit facility (the "Credit Facility") under which the banks are committed to make up to $400 million in revolving loans to the Company and to extend letters of credit on behalf of the Company. The credit facility expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. Letters of credit outstanding reduces the amount available for borrowing. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the credit facility. The credit facility includes certain restrictive financial and operating covenants. At September 30, 1998, $80 million in borrowings and $7.7 million of letters of credit were outstanding under the credit facility.

            The design, development, manufacture and marketing of digital wireless communications products and services are highly capital intensive.
The Company's business plan contemplates raising additional funds from a combination of sources including potential debt and equity issuances. The Company may also seek to expand the existing credit facility. There can be no assurance that additional financing will be available on reasonable terms or at all. In addition the Company's Credit Facility, as well as notes and Indentures, place restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

            In fiscal 1998, $25 million in cash was used by operating activities, compared to $29 million used by operating activities in fiscal 1997. Cash used by operating activities in fiscal 1998 includes $394 million of net working capital requirements offset by $369 million of net cash flow provided by operations. The improved cash flow from operations primarily reflects the increase in net income resulting from increased revenues and gross margins. Net working capital requirements of $394 million primarily reflect increases in accounts receivable, finance receivables and inventories, which were primarily offset by an increase in accounts payable and accrued liabilities. The increase in accounts and finance receivables in fiscal 1998 reflects the continued growth in products and component sales. The increases in inventories and accounts payable and accrued liabilities are primarily attributable to the growth of the business. Additionally, higher inventory balances reflect an increase in Q phones and QCP phones in finished goods inventory.

            Investments in capital expenditures, intangible assets and other entities totaled $442 million in fiscal 1998, compared to $221 million in fiscal 1997. Significant components in fiscal 1998 consisted of the purchase of $322 million of capital assets, the purchase of $13 million of intangible assets and the investment of $107 million in entities in which the Company holds less than a 50% interest. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements throughout fiscal 1999.

            In fiscal 1998, the Company's financing activities provided $86 million. Net borrowing under bank lines of credit and proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans provided $41 million and $50 million, respectively. In fiscal 1997, the Company's financing activities provided net cash of $704 million. Fiscal 1997 included $660 million in proceeds from the issuance of the Trust Convertible Preferred Securities, offset by $19 million of deferred costs, and $33 million from the issuance of common stock upon the exercise of stock options under the Company's stock option plans and employee stock purchases under the Company's plan. Additionally, during fiscal 1997, QPE drew down $29 million under its credit facility used in operations and to fund working capital requirements necessary to support the significant expansion in production of subscriber products.

            During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000 will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001 accompanied by all then unpaid accrued interest. At September 30, 1998, contract payments of approximately $89.7 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

            Unfunded commitments to extend long-term financing under sales arrangements other than Globalstar at September 30, 1998 aggregated approximately $489 million through fiscal 2002. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements. Actual financing may be in lesser or greater amounts.

            The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. At September 30, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

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

            As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by QUALCOMM of substantial equity in the operating company, as well as a commitment by the operating company to purchase CDMA products from QUALCOMM. At September, 1998, the company has investments in Shinsegi Telecomm Inc. (Korea) and Telesystems of Ukraine.

            QUALCOMM has also made a substantial funding commitment to Leap Wireless in the form of a $265.0 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, subject to the terms thereof, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, subject to the terms thereof, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due and payable approximately September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding.

YEAR 2000 READINESS DISCLOSURE

            The Year 2000 ("Y2K") issue relates to the way computer systems and programs define calendar dates. A system could fail or make miscalculations due to the interpretation of a date including "00" to mean 1900 and not 2000. Also, other systems and products that are not typically recognized as computer or information technology related may contain embedded hardware or software that would be affected by this issue.

            The Company has developed a plan tied to specific completion dates. As of September 30, 1998, the Company's Y2K Project ("Project"), designed to minimize the impact of such computer problems on the results of operations, is proceeding on schedule. However, the Company is unable to completely determine at this time whether the consequences of Y2K failures will have a material impact on our results of operations, liquidity or financial condition. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. This is due to the general uncertainty inherent in the Y2K problems, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, customers and utility services.

            During fiscal 1997, the Company initiated a strategy to begin work on the correction of Y2K problems. As part of this strategy, a Y2K Program Office was formed consisting of a Program director, key individuals in the business units, analysts and administrative support. The Program Office is directly focusing attention and required resources on the Company's Y2K issues. The Company has also engaged an outside consulting firm to assist with project management, conversion and testing of Y2K issues. All Y2K efforts are being coordinated through the Program Office to ensure consistency of approach and the ultimate readiness of QUALCOMM. This strategy is expected to reduce our level of uncertainty about the Y2K problem and in particular, about the Y2K compliance and readiness of the Company's material customers and suppliers. We believe that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

            The Y2K Company's Program Office is addressing the issues under four major sections: Internal Readiness, Supply Chain Assessment, Product Compliance and Customer Compliance. Each section is evaluated through four phases:
Discovery, Assessment, Remediation and Post-Remediation. Discovery is the process of inventorying potential Y2K issues throughout the Company's business process. Assessment is the process of categorizing issues that were identified in the Discovery phase into "ready," "not ready" or "needs more study." Remediation is the process of fixing and testing those items that must be ready for the Y2K. Post-Remediation is the process of addressing Y2K issues that were not previously or not adequately corrected.

            Internal Readiness includes the computing and communications infrastructure, the tools and systems used to develop products and run the business, and internal service organizations. The Company has identified a majority of the systems that require remediation or replacement and these remediation efforts have begun. Those systems considered most critical to continuing operations are given the highest priority, and all testing is scheduled to be complete by June 1999. Non-compliant systems are scheduled to be retired, replaced, or repaired by September 1999.

            Supply Chain Assessment involves evaluating the Y2K readiness of QUALCOMM's suppliers and their ability to continue delivering materials and services after 1999. The Company has initiated formal communications with significant suppliers to determine the Company's vulnerability to suppliers' Y2K issues. The Company is requesting that third party vendors represent their products and services to be Y2K compliant and that they have a program to test for that compliance. On-site visits of key suppliers will be conducted for Y2K compliance. The Company expects to identify all critical suppliers state-of-readiness for Y2K compliance by December 1998. At this date, if the Company determines a critical supplier will not be Y2K compliant by June 1999, the Company will continue to work with the supplier to assist them in achieving compliance, while in parallel initiating a search for an alternate Y2K compliant supplier to avoid supply chain interruptions.

            Product Compliance includes the review of QUALCOMM's products for Y2K compliance. The Company's program office has been working with individual business unit managers to review all QUALCOMM products for Y2K compliance. The Company believes that the majority of its products are compliant with further formal verification being initiated where required. All testing for Y2K product compliance is scheduled for completion by June 1999. The Company estimates all products will be Y2K compliant by September 1999. The Company is scheduled to issue a definitive statement of Y2K readiness for its products before July 1999.

            Customer Compliance reviews QUALCOMM's major customers for Y2K compliance. The Company's program office is in the preliminary stages of organizing this review. The Company does not currently have any information concerning the Y2K compliance status of the Company's major customers. The Company will be requesting information from customers to understand their state of readiness for Y2K compliance. We have scheduled this process to be complete by June 1999.

            While the Company expects these efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. The need for a contingency plan is recognized and plans will be developed to deal with such issues as "at risk" suppliers and interruption of utility and other services. The response of certain third parties is beyond the control of the Company. If the Company does not receive adequate Y2K compliant responses from its suppliers or customers prior to April 1999, contingency plans will be developed and scheduled for no later than April 1999. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting alternate shutdown and start-up schedules, and other appropriate measures. At this time, the Company cannot estimate the additional cost, if any, that might develop from the implementation of such contingency plans.

            The Company believes its critical systems will be Y2K compliant by June 1999. However, there is no guarantee that these results will be achieved. Specific factors giving to this uncertainty include failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company and other similar uncertainties. A worst case scenario might include one or more of the Company's internal systems, suppliers or customers being non-compliant. An event such as this could result in a material disruption to the Company's operations. Specifically, the Company could experience software application, computer network, manufacturing products and telephone system failures. Supply chain and product non-compliance could result in the failure of the Company to perform on contracts, delayed delivery of products to customers and inadequate customer service. Customer non-compliance could result in delayed payments for products and services and build up of inventories. Should a worst case scenario occur, it could, depending on its duration, have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

            To become Y2K compliant, the Company's total cost associated with required modifications is not expected to be material to our financial position. To date the Company has spent an estimated $5 million on this Project. Total budgeted cost at this time is estimated at $28 million of which $20 million represents the cost of staff and consultants to perform the Project and $8 million is the cost of software tools for discovery and testing as well as expenditures to replace older products that cannot be made Y2K compliant. The sources of funding for this Project are from fiscal operating and working capital budgets. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K Project.

FUTURE ACCOUNTING REQUIREMENTS

            In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt during the first quarter of fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

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

ITEM 7. (A) QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK FACTORS

            INTEREST RATE MARKET RISK. The Company has fixed income investments consisting of cash equivalents, short-term investments in marketable debt securities, and finance receivables. See Notes 4 and 3 to the Consolidated Financial Statements for information about investments in marketable debt securities and finance receivables, respectively. The Company's bank lines of credit are at variable interest rates. See Note 6 to the Consolidated Financial Statements for information about the bank lines of credit.

            Interest income earned on the Company's short-term investment portfolio is affected by changes in the general level of U.S. interest rates, while interest income earned on long-term investments are not affected in the near term. The Company believes that it is not exposed to significant changes in fair value because such investments are classified as held to maturity. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

            Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of U.S. interest rates. The Company's practice is to fund these receivables with variable interest rate debt to minimize the effects of interest rate changes.

            Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company's short-term investments in debt securities.

            Distributions on Trust Convertible Preferred Securities are not affected by changes in interest rates because they accrue distributions at a fixed 5 3/4%. The Company believes that it is not exposed to significant changes in fair value because of the fixed redemption price of the preferred securities. The fixed and convertibility features are described in Note 7 to the Consolidated Financial Statements.

            The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and bank lines of credit, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed that its short-term investments are similar enough to aggregate those securities for presentation purposes.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              (Dollars in millions)

                                                                                                         THERE-          FAIR VALUE
                                             1999           2000        2001       2002      2003        AFTER   TOTAL     9/30/98
Held to maturity investments ...........     $127                                                                 $127      $127
Interest rate ..........................     6.3%

Finance receivables:
  Fixed rate ...........................     $  8           $ 46        $ 52       $  4      $  4       $   8     $122      $109
  Interest rate ........................     8.59%          6.35%       5.92%      8.50%     8.50%      8.50%

  Variable rate ($) ....................     $ 48           $ 33        $ 36       $ 52      $  27      $   31    $227      $227

  Margin over LIBOR ....................     3.00%          3.00%       3.12%      3.79%     3.07%      3.00%

Bank lines of credit ...................     $151                                                                 $151      $151
Margin over LIBOR ......................     3.25%

            EQUITY PRICE RISK. The Company has recorded derivative instruments in connection with the Leap Wireless Spin-off, including (a) an effective call option related to Leap Wireless' obligation to issue approximately 2.3 million shares of common stock to holders of QUALCOMM Trust Convertible Preferred Securities for no consideration; and (b) a warrant received by the Company to purchase 5.5 million shares of Leap Wireless common stock at $6.10625 per share. See Note 1 to the Consolidated Financial Statements for a description of the Company's accounting policies for these instruments. See Notes 2 and 7 for further information about the warrant and call option, respectively. The recorded and fair values of these derivatives total $28.1 million and $12.7 million, respectively, at September 30, 1998. The estimated fair value of these derivatives would decrease by approximately 10% as of year-end 1999 if the price of the Leap Wireless stock were to decrease by 10%. This hypothetical decrease is suggestive of the effect on fair values, but not on future cash flows. First, the issuance of Leap Wireless common stock to holders of QUALCOMM Trust Convertible Preferred Securities will not affect the cash flows of the Company.

Second, the Company will pay a fixed price per share if its warrant to purchase Leap Wireless common stock is exercised. These instruments are held for purposes other than trading, and the option is nontransferable.

            The Company's investments in other entities consist substantially of investments accounted for under the equity and cost methods which are predominantly closely held and not publicly traded. Accordingly, the Company believes that its exposure to market risk from these investments is not material.

            FOREIGN EXCHANGE MARKET RISK. See Note 1 to the Consolidated Financial Statements for a description of the Company's currency translation and transaction accounting policies and information about the Company's currency exposure management practices held for purposes other than trading.

            Foreign exchange financial instruments that are subject to the effects of currency fluctuations which may affect reported earnings include derivative financial instruments held for purposes other than trading, consisting primarily of forward contracts, and other financial instruments which are not denominated in the currency of the legal entity holding the instruments, consisting of accounts payable and receivable and long-term financing obligations of an equity investee. At September 30, 1998, the Company had no foreign currency forward contracts outstanding. Accounts payable and receivable are reflected at fair value in the financial statements. The Company's interest in the fair value of the long-term financing obligations of an equity investee would increase by $1.7 million as of year-end 1999 if the U.S. dollar were to appreciate against the other currency by 10%. This hypothetical amount is suggestive of the effect on fair value, but not on future cash flows assuming that the equity investee will be able to meet its financing obligation.

            The Company provides vendor financing on infrastructure equipment and service sales to certain customers. At September 30, 1998, finance receivables from international customers totaled $291 million. Because the Company's vendor financing is dollar denominated, any significant change in the value of the dollar against the customers' functional currencies could result in an increase in the customer's interest expense and cash flow requirements and could thereby affect the ability of the Company to collect its finance receivables.

            The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future risks.


ITEM 8. FINANCIAL STATEMENTS

            The Company's consolidated financial statements at September 30, 1998 and 1997 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on Form 10-K on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the QUALCOMM Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 23, 1999 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                              PAGE
                                                                                             NUMBER
(a)         Documents filed as part of the report:
            (1)         Report of Independent Accountants                                      F-1
            Consolidated Balance Sheets at September 30, 1998 and 1997                         F-2
            Consolidated Statements of Income for Fiscal 1998, 1997 and 1996                   F-3
            Consolidated Statements of Cash Flows for Fiscal 1998, 1997 and 1996               F-4
            Consolidated Statements of Stockholders' Equity for Fiscal 1998, 1997 and 1996     F-5
            Notes to Consolidated Financial Statements                                         F-6
            (2)         Consolidated Financial Statement Schedule
            Schedule II-Valuation and Qualifying Accounts                                      S-1

            Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

EXHIBITS

Number    Description
------    -----------
2.1       Separation and Distribution Agreement dated as of September 23, 1998, between the Company and Leap Wireless International, Inc.(20)

3.1       Restated Certificate of Incorporation.(1)

3.2       Certificate of Amendment of Restated Certificate  of Incorporation.(7)

3.3       Certificate of Designation of Preferences.(15)

3.4       Bylaws.(2)

3.5       Amendment of the Bylaws.(17)

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

4.3       Amended and Restated Declaration of Trust of QUALCOMM Financial Trust
          I, dated as of February 35, 1997, among QUALCOMM Incorporated, as
          Sponsor, Wilmington Trust Company, as Delaware Trustee and Property
          Trustee, and Irwin Mark Jacobs, Harvey P. White, and Anthony Thornley, as Regular Trustees.(16)

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

10.5      1991 Employee Stock Purchase Plan.(11)(14)

10.6      Form of Employee Stock Purchase Plan Offering under the 1991 Employee
          Stock Purchase Plan.(2)(14)

10.7      Registration Rights Agreement dated September 11, 1991 between the
          Company and various Stockholders.(2)

10.8 Satellite Service Agreement dated March 5, 1991 between the Company and GTE Spacenet Corporation.(2)(3)

10.9      Joint Venture Agreement dated January 24, 1990 between the Company and
          Alcatel Transmission par Faisceaux Hertizens.(2)(3)

10.10     Agreement dated April 17, 1989 between the Company and PACTEL
          Corporation.(2)(3)


NUMBER    DESCRIPTION
------    -----------
10.11     CDMA Technology Agreement and related Patent License Agreement, each dated July 3, 1990 between the Company and American Telephone &
          Telegraph Company.(2)(3)

10.12 DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.
          (2)(3)

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

10.16 Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)

10.17     Non-Employee Directors' Stock Option Plan (the "Directors'
          Plan").(14)(15)

10.18 Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)

10.19 Joint Venture and Partnership Agreement dated February 25, 1994 between QUALCOMM Investment Company and Sony Electronic CDMA
          Investment, Inc.(7)(8)

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

10.25     Credit Agreement dated as of March 11, 1998, among QUALCOMM
          Incorporated, as Borrower, the Lender Parties, Bank of America N.T.
          & S.A., as Administrative Agent, Syndication Agent and Initial
          Issuing Bank, and Citibank, N.A., as Documentation Agent and
          Syndication Agent.(18)(19)

10.26     Warrant dated as of September 23, 1998 issued to the Company by Leap
          Wireless International, Inc.(20)

10.27 Credit Agreement dated as of September 23, 1998 between the Company and Leap Wireless International, Inc.(20)

10.28     Master Agreement Regarding Equipment Procurement dated as of September
          23, 1998, between the Company and Leap Wireless International,
          Inc.(20)

21        Subsidiaries of the Company

23.1      Consent of PricewaterhouseCoopers LLP.

24.1      Power of Attorney. Reference is made to page 46.

27.0      Financial Data Schedule.

-------------

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

(15) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(16) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-26069) or amendments thereto and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(18) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(19) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 246-Z under the Securities Exchange Act of 1934 dated July 14, 1998.

(20) Filed as an exhibit to the Registration Statement on Form 10, as amended filed by Leap Wireless International, Inc. (File No. O-29752) and incorporated herein by reference.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 1998

            QUALCOMM Incorporated

            By          /s/  IRWIN MARK JACOBS
                        -------------------------------
                             Irwin Mark Jacobs,
                             Chief Executive Officer and Chairman

POWER OF ATTORNEY

            Know all persons by these presents, that each person whose signature appears below constitutes and appoints Irwin Mark Jacobs and Richard Sulpizio, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

SIGNATURE                                                  TITLE                                           DATE
---------                                                  -----                                           ----
/s/         IRWIN MARK JACOBS                              Chief Executive Officer and Chairman            November 23, 1998
------------------------------------                       (Principal Executive Officer)
Irwin Mark Jacobs

/s/         ANDREW J. VITERBI                              Vice-Chairman                                   November 23, 1998
------------------------------------
Andrew J. Viterbi

/s/         ANTHONY S. THORNLEY                            Executive Senior Vice President,                November 23, 1998
--------------------------------                           Chief Financial Officer (Principal
Anthony S. Thornley                                        Financial and Accounting Officer)

/s/         RICHARD C. ATKINSON                            Director                                        November 23, 1998
-------------------------------
Richard C. Atkinson

/s/         ADELIA A. COFFMAN                              Director                                        November 23, 1998
------------------------------------
Adelia A. Coffman

/s/         JEROME S. KATZIN                               Director                                        November 23, 1998
------------------------------------
Jerome S. Katzin

/s/         NEIL KADISHA                                   Director                                        November 23, 1998
------------------------------------
Neil Kadisha

/s/         DUANE A. NELLES                                Director                                        November 23, 1998
------------------------------------
Duane A. Nelles

/s/         PETER M. SACERDOTE                             Director                                        November 23, 1998
------------------------------------
Peter M. Sacerdote

/s/         MARC I. STERN                                  Director                                        November 23, 1998
------------------------------------

Marc I. Stern

/s/         BRENT SCOWCROFT                                Director                                        November 23, 1998
------------------------------------
Brent Scowcroft

/s/         FRANK SAVAGE                                   Director                                        November 23, 1998
------------------------------------
Frank Savage

/s/         ROBERT E. KAHN                                 Director                                        November 23, 1998
------------------------------------
Robert E. Kahn

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of QUALCOMM Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 39 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

San Diego, California
October 30, 1998

                              QUALCOMM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   1998                1997
                                                                                ----------          ----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................          $  175,846          $  248,837
  Investments ........................................................             127,478             448,235
  Accounts receivable, net ...........................................             612,209             445,382
  Finance receivables ................................................              56,201             111,501
  Inventories, net ...................................................             386,536             225,156
  Other current assets ...............................................             178,950              70,484
                                                                                ----------          ----------
   Total current assets ..............................................           1,537,220           1,549,595
PROPERTY, PLANT AND EQUIPMENT, NET ...................................             609,682             425,090
INVESTMENTS ..........................................................                  --             111,786
FINANCE RECEIVABLES, NET .............................................             287,751                  --
OTHER ASSETS .........................................................             132,060             188,209
                                                                                ----------          ----------
TOTAL ASSETS .........................................................          $2,566,713          $2,274,680
                                                                                ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ...........................          $  660,428          $  409,156
  Unearned revenue ...................................................              67,123              45,084
  Bank lines of credit ...............................................             151,000             110,000
  Current portion of long-term debt ..................................               3,058               3,238
                                                                                ----------          ----------
   Total current liabilities .........................................             881,609             567,478
LONG-TERM DEBT, LESS CURRENT PORTION .................................               3,863               7,729
OTHER LIABILITIES ....................................................              25,115              15,295
                                                                                ----------          ----------
   Total liabilities .................................................             910,587             590,502
                                                                                ----------          ----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES (NOTE 11) .............              38,530                  --
                                                                                ----------          ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE PREFERRED
   SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT SECURITIES OF
   THE COMPANY .......................................................             660,000             660,000
                                                                                ----------          ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value; issuable in series; 8,000 shares
    authorized; none outstanding in 1998 and 1997 ....................                  --                  --
  Common stock, $0.0001 par value; 300,000 shares authorized;
    70,591 and 68,124 shares issued and outstanding in
    1998 and 1997 ....................................................                   7                   7
  Paid-in capital ....................................................             957,589             906,373
  Retained earnings ..................................................                  --             117,798
                                                                                ----------          ----------
   Total stockholders' equity ........................................             957,596           1,024,178
                                                                                ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................          $2,566,713          $2,274,680
                                                                                ==========          ==========



                             See accompanying notes.

                              QUALCOMM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED SEPTEMBER 30,
                                                            -------------------------------------------------------
                                                               1998                  1997                  1996
                                                            -----------           -----------           -----------
REVENUES:
  Communications systems .........................          $ 2,863,092           $ 1,733,169           $   582,953
  Contract services ..............................              270,388               211,661               131,022
  License, royalty and development fees ..........              214,390               151,535                99,875
                                                            -----------           -----------           -----------
          Total revenues .........................            3,347,870             2,096,365               813,850
                                                            -----------           -----------           -----------

OPERATING EXPENSES:
  Communications systems .........................            2,136,297             1,361,641               445,481
  Contract services ..............................              197,102               156,365                90,380
  Research and development .......................              349,483               235,922               162,340
  Selling and marketing ..........................              246,975               147,040                74,114
  General and administrative .....................              163,372                89,148                48,971
  Other (Note 1) .................................               11,976                 8,792                    --
                                                            -----------           -----------           -----------
          Total operating expenses ...............            3,105,205             1,998,908               821,286
                                                            -----------           -----------           -----------

OPERATING INCOME (LOSS) ..........................              242,665                97,457                (7,436)

INTEREST INCOME ..................................               39,484                34,845                24,239
INTEREST EXPENSE .................................               (8,058)              (11,012)               (3,354)
NET GAIN ON SALE OF INVESTMENTS ..................                2,950                13,400                    --
WRITE-OFF OF INVESTMENT IN OTHER ENTITY ..........              (20,000)                   --                    --
DISTRIBUTIONS ON TRUST CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST ................              (39,270)              (23,277)                   --
MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED
   SUBSIDIARIES ..................................              (48,366)               (2,979)               13,178
EQUITY IN LOSSES OF INVESTEES ....................              (20,731)                   --                    --
                                                            -----------           -----------           -----------
INCOME BEFORE INCOME TAXES .......................              148,674               108,434                26,627
INCOME TAX EXPENSE ...............................              (40,142)              (16,500)               (5,600)
                                                            -----------           -----------           -----------
NET INCOME .......................................          $   108,532           $    91,934           $    21,027
                                                            ===========           ===========           ===========

NET EARNINGS PER COMMON SHARE:
  Basic ..........................................          $      1.57           $      1.37           $      0.32
                                                            ===========           ===========           ===========
  Diluted ........................................          $      1.47           $      1.28           $      0.30
                                                            ===========           ===========           ===========

SHARES USED IN PER SHARE CALCULATION:
  Basic ..........................................               69,203                67,335                65,558
                                                            ===========           ===========           ===========
  Diluted ........................................               73,962                71,887                70,335
                                                            ===========           ===========           ===========



                             See accompanying notes.

                              QUALCOMM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                    1998                1997                1996
                                                                  ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net income ...........................................          $ 108,532           $  91,934           $  21,027
  Depreciation and amortization ........................            141,892              93,598              56,817
  Acquired in-process research and development .........              6,976                  --                  --
  Non-cash charge for impaired assets ..................              5,000               8,792                  --
  Gain on sale of trading securities ...................                 --             (13,400)                 --
  Write-off of investment in other entity ..............             20,000                  --                  --
  Minority interest in income (loss) of
    consolidated subsidiaries ..........................             48,366               2,979             (13,178)
  Equity in losses of investees ........................             20,731                  --                  --
  Deferred income taxes ................................             18,237             (21,531)                 --
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net ..........................           (166,827)           (227,949)           (134,700)
     Finance receivables, net ..........................           (232,451)           (111,501)                 --
     Inventories .......................................           (161,380)            (53,645)           (127,501)
     Other assets ......................................           (110,770)            (34,260)            (11,550)
     Accounts payable and accrued liabilities ..........            245,168             179,357             134,030
     Unearned revenue ..................................             22,039              31,858               5,013
     Other liabilities .................................              9,820              11,745                 926
  Proceeds from sale of trading securities .............                 --              23,129                  --
  Purchase of trading securities .......................                 --              (9,729)                 --
                                                                  ---------           ---------           ---------
Net cash used by operating activities ..................            (24,667)            (28,623)            (69,116)
                                                                  ---------           ---------           ---------
INVESTING ACTIVITIES:
  Capital expenditures .................................           (321,566)           (163,115)           (216,554)
  Purchases of investments .............................           (269,833)           (978,745)           (587,898)
  Maturities of investments ............................            702,376             662,862             422,127
  Issuance of notes receivable .........................           (124,765)                 --             (25,000)
  Collection of note receivable ........................                 --                  --               9,602
  Purchases of intangible assets .......................            (12,987)                 --              (3,843)
  Investments in other entities ........................           (107,225)            (57,887)             (6,500)
                                                                  ---------           ---------           ---------
Net cash used by investing activities ..................           (134,000)           (536,885)           (408,066)
                                                                  ---------           ---------           ---------
FINANCING ACTIVITIES:
  Spin-off of Leap Wireless International, Inc. ........            (10,000)                 --                  --
  Net borrowings under bank lines of credit ............             41,000              29,300              80,700
  Proceeds from issuance of trust convertible
    preferred securities of subsidiary trust ...........                 --             660,000                  --
  Deferred offering costs ..............................               (914)            (18,624)                 --
  Net proceeds from issuance of common stock ...........             49,825              32,519              23,615
  Other items, net .....................................              5,765               1,007             (17,619)
                                                                  ---------           ---------           ---------
Net cash provided by financing activities ..............             85,676             704,202              86,696
                                                                  ---------           ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                    (72,991)            138,694            (390,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........            248,837             110,143             500,629
                                                                  ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...............          $ 175,846           $ 248,837           $ 110,143
                                                                  =========           =========           =========



                             See accompanying notes.

                              QUALCOMM INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                       COMMON STOCK
                                               -----------------------------        PAID-IN           RETAINED
                                                 SHARES            AMOUNT           CAPITAL            EARNINGS            TOTAL
                                               -----------       -----------       -----------        -----------       -----------
BALANCE AT SEPTEMBER 30, 1995 ..........            64,693       $         6       $   794,774        $     4,837       $   799,617

Exercise of stock options ..............             1,510                 1            14,277                 --            14,278
Tax benefit from exercise of stock
   options .............................                --                --               654                 --               654
Issuance for Employee Stock
   Purchase and Executive Retirement
   Plans ...............................               332                --             9,337                 --             9,337
Net income .............................                --                --                --             21,027            21,027
                                               -----------       -----------       -----------        -----------       -----------
BALANCE AT SEPTEMBER 30, 1996 ..........            66,535                 7           819,042             25,864           844,913

Exercise of stock options ..............             1,208                --            19,979                 --            19,979
Tax benefit from exercise of stock
   options (Note 9) ....................                --                --            54,812                 --            54,812
Issuance for Employee Stock
   Purchase and Executive Retirement
   Plans ...............................               381                --            12,540                 --            12,540
Net income .............................                --                --                --             91,934            91,934
                                               -----------       -----------       -----------        -----------       -----------
BALANCE AT SEPTEMBER 30, 1997 ..........            68,124                 7           906,373            117,798         1,024,178

Exercise of stock options ..............             1,290                --            30,417                 --            30,417
Tax benefit from exercise of stock
   options .............................                --                --            17,125                 --            17,125
Issuance of common stock upon exercise
   of warrant (Note 8) .................               705                --                --                 --                --
Issuance for Employee Stock Purchase and
   Executive Retirement Plans ..........               472                --            19,408                 --            19,408
Spin-off of Leap Wireless International,
   Inc. (Note 2) .......................                --                --           (15,734)          (226,330)         (242,064)
Net income .............................                --                --                --            108,532           108,532
                                               -----------       -----------       -----------        -----------       -----------
BALANCE AT SEPTEMBER 30, 1998 ..........            70,591       $         7       $   957,589        $        --       $   957,596
                                               ===========       ===========       ===========        ===========       ===========



                             See accompanying notes.

                              QUALCOMM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    The Company

    QUALCOMM Incorporated (the "Company" or "QUALCOMM"), a Delaware corporation, designs, develops, manufactures, and markets wireless communications, infrastructure, and subscriber equipment, and designs, develops and markets ASICs, based on its CDMA (Code Division Multiple Access) technology. The Company also licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications suppliers. In addition, the Company designed and is manufacturing, distributing and operating OmniTRACS, a satellite-based, two-way mobile communications and tracking system for transportation companies and other customers. The Company also has contracts with Globalstar L.P., a partnership formed to build and operate a worldwide, low-Earth orbit satellite-based wireless digital telecommunications system, to design, develop and manufacture subscriber equipment and gateways and to provide contract development services.

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

    Revenues

    Revenue from communications systems and products is generally recognized at the time the units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Other criteria considered for the purpose of revenue recognition include the customer's financial condition, the amount and quality of financial support provided by the customer's investors, and the political and economic environment in which the customer operates. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, based either on costs incurred to date compared with total estimated costs at completion or using a units of delivery methodology. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. Non-refundable license fees are recognized when there is no material continuing performance obligation under the agreement and collection is probable.

    Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees.

    Concentrations

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

    Revenues from international customers which consisted of export sales, including license and royalty fees, to customers outside of the U.S. were approximately 34%, 30% and 36% of total revenues in fiscal 1998, 1997 and 1996, respectively. The 1998, 1997 and 1996 revenues included $697 million, $522 million and $221 million from Asia, respectively. During fiscal 1998, 1997 and 1996, revenues from Globalstar (Note 11) accounted for 11%, 10% and 15% of revenues, respectively. During fiscal 1998, revenues from one Korean customer accounted for 11% of revenues.

    At September 30, 1998, the Company has approximately $19 million in Russian/Ukrainian receivables and a further $30 million in products and deployment services placed with carriers in Russia and Ukraine during the fourth quarter of fiscal 1998 for which revenue has not been recognized. The Company will continue to monitor the underlying economics of business in that region, as well as other regions affected by the continuing world economic conditions.

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

    Investments

    Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 1998 and 1997, the Company's investment portfolio consisted of marketable debt securities classified as held-to-maturity and is carried at amortized cost, which approximates fair value.

    Warrants

    The Company holds warrants to purchase equity interests in other companies. Typically, such warrants result from equity investment activities. During 1998, the Company received a warrant in connection with the Leap Wireless Spin-off (Note 2). Warrants are carried at cost.

    Call Option

    The Company holds a nontransferable, effective call option related to Leap Wireless's obligation to issue common stock to holders of QUALCOMM Trust Convertible Preferred Securities upon the conversion of such securities (Note
7). The option is recorded at estimated fair value. Unrealized gains and losses related to changes in the estimated fair value of this option are reported in the statement of income.

    Inventories

    Inventories are valued at the lower of cost or market using the first-in, first-out method.

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over estimated useful lives. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from two to five years. Maintenance, repairs and minor renewals and betterments are charged to expense.

    Investments in Other Entities

    Investments in corporate entities with less than 20% voting interest are accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence and for less than 50.1% ownership interests in partnerships. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee.

    Intangible Assets

    Intangible assets are recorded at cost and amortized over their estimated useful lives, which currently range from three to twenty years.

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

    During fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment. The $5 million charge represents the estimated total cost of related lease obligations, net of estimated recoveries. During fiscal 1997, the Company recorded an $8.8 million non-cash charge to operations relating to the impairment of certain long-lived assets. The $8.8 million charge represents the total carrying value of these assets and related net disposition costs.

    Stock Options

    The Company measures compensation expense for its stock-based employee and non-employee directors compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value based method had been applied in measuring compensation expense.

    Foreign Currency

    Local currencies are generally considered to be the functional currency for operations outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates; income and expenses are translated at average rates of exchange prevailing during the year. The functional currency of the Company's foreign investees that operate in highly inflationary economies is the U.S. dollar. The monetary assets and liabilities of these foreign investees are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the statement of income. The effects of translating the financial position and results of operations of local currency operations have not been significant to the Company's consolidated financial statements.

    The Company enters into foreign currency forward contracts to hedge foreign currency transactions and probable anticipated foreign currency transactions. The principal currency hedged is the Japanese yen over periods of up to three months. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction.

    Forward contracts designated to hedge foreign currency transaction exposure of approximately $7.8 million were outstanding as of September 30, 1997. The Company had no foreign currency forward contracts outstanding as of September 30, 1998 or 1996.

    During fiscal 1998, 1997 and 1996, net foreign currency transaction gains included in the Company's statement of income totaled approximately $5.6 million, $0.6 million and $1.4 million, respectively.

    Income Taxes

    Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted. Investment tax credits are reflected as a reduction of income tax expense using the flow through method in the year in which they are earned.

    Net Earnings Per Common Share

    The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" in the first quarter of fiscal 1998. FAS 128 superseded Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" and replaced the primary and fully diluted earnings per share ("EPS") computations pursuant to APB 15 with basic and diluted EPS. Earnings per share data presented for the years ended September 30, 1997 and 1996 have been restated for comparative purposes.

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

                  YEARS ENDED SEPTEMBER 30
               -----------------------------
                1998        1997        1996
               -----       -----       -----
Options        4,124       3,860       4,095
Warrants         635         692         682
               -----       -----       -----
               4,759       4,552       4,777
               =====       =====       =====

    Options outstanding during the years ended September 30, 1998, 1997 and 1996 to purchase approximately 3,580,000, 1,763,000 and 1,252,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. The conversion of the Trust Convertible Preferred Securities (Note 7) is not assumed for purposes of computing diluted EPS for fiscal 1998 and 1997 since its effect would be anti-dilutive.

FUTURE ACCOUNTING REQUIREMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt in the first quarter of fiscal 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 would be primarily from foreign currency translation adjustments, and has not yet determined the manner in which comprehensive income will be displayed.

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

NOTE 2.  SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

    On September 23, 1998, the Company completed the spin-off and distribution (the "Distribution" or "Leap Wireless Spin-off") to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation ("Leap Wireless"). As part of the Distribution, effective immediately after the close of market trading on September 23, 1998, record holders of QUALCOMM common stock on September 11, 1998 received a dividend of one share of common stock of Leap Wireless for every four shares of common stock of QUALCOMM held by them as of that date.

    In connection with the Distribution, the Company transferred to Leap Wireless its joint venture and equity interests in the following domestic and international emerging terrestrial-based wireless telecommunications operating companies: Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso") (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. (Chile), Chase Telecommunications, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development-stage businesses. QUALCOMM and Leap Wireless also agreed that, if certain events occur within 18 months after the Distribution, QUALCOMM will transfer to Leap Wireless its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine. In connection with the Distribution, QUALCOMM also transferred to Leap Wireless, $10 million cash and certain indebtedness of the operating companies owed to QUALCOMM in the amount of approximately $113 million, as well as certain miscellaneous assets. The aggregate net tangible book value of the assets transferred by QUALCOMM to Leap Wireless in connection with the Distribution was approximately $258 million. Because the Company recorded certain assets and a liability related to its agreement to transfer TOU in connection with the Leap Wireless Spin-off, offsetting the Distribution, equity was reduced by approximately $242 million.

    Leap Wireless has agreed to assume certain of QUALCOMM's other obligations to manage operations of and finance costs relating to ongoing build-outs of the wireless telecommunications systems being deployed by such operating companies, including approximately $73.8 million of anticipated funding obligations to certain of the operating companies, other than equipment financing obligations, as well as certain miscellaneous liabilities. QUALCOMM will continue to be a supplier of CDMA equipment and is expected to provide significant vendor financing to Leap Wireless's wireless telecommunications businesses and ventures.

    Leap Wireless entered into a secured credit facility with the Company. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from the Company. The proceeds from this sub-facility may be used by Leap Wireless solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from the Company. The proceeds from this second sub-facility may be used by Leap Wireless solely to make certain identified portfolio investments

    Amounts borrowed under the credit facility will be due and payable approximately eight years following the Distribution date. The Company will have a first priority security interest in, subject to some exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At September 30, 1998, $5.3 million is outstanding under the credit facility. The recorded amount approximates fair value due to the variable interest rate.

    As a result of the Distribution, QUALCOMM and Leap Wireless will operate as independent publicly traded companies, with no common officers or directors. In connection with the Distribution, however, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at a purchase price equal to the average of the last sales price per share of the Leap Wireless common stock on the NASDAQ National Market for each of the five consecutive trading days beginning with and including the date of the Distribution, or $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24.2 million net of the related deferred tax liability. The predecessor basis is an estimate of the Company's potential ownership interest in the book value of net assets transferred to Leap Wireless. The warrant is included in other noncurrent assets. The estimated fair value of the warrant at September 30, 1998 is approximately $8.8 million based on the application of the Black-Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrant.

NOTE 3.  FINANCE RECEIVABLES

    Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables at September 30 were as follows (in thousands):

                                                SEPTEMBER 30,
                                          --------------------------
                                            1998             1997
                                          ---------        ---------
Finance receivables ...............       $ 348,907        $ 111,501
Allowance for doubtful receivables           (4,955)              --
                                          ---------        ---------
                                            343,952          111,501
Current maturities ................          56,201          111,501
                                          ---------        ---------
Noncurrent finance receivables, net       $ 287,751        $      --
                                          =========        =========

    In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar L.P. ("Globalstar"). Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At September 30, 1998, contract payments of approximately $89.7 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

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

    At September 30, 1998, the fair value of finance receivables approximates $336 million. The recorded amount of finance receivables at September 30, 1997 approximates fair value. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

    Maturities of finance receivables at September 30, 1998 are as follows (in thousands):

FISCAL YEAR ENDING SEPTEMBER 30,
--------------------------------
1999                                                 $      56,201
2000                                                        79,437
2001                                                        87,808
2002                                                        55,881
2003                                                        30,696
Thereafter                                                  38,884
                                                     -------------
                                                     $     348,907
                                                     =============

    Vendor Finance Commitments

    Unfunded commitments to extend long-term financing under sales arrangements other than Globalstar at September 30, 1998 aggregated approximately $489 million. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser or greater amounts.

    Wireless network operators increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining equipment and services contracts. As such, the Company may continue to enter into significant future commitments to provide or guarantee long-term financing for its customers.

NOTE 4.  INVESTMENTS

    At September 30, 1998 and 1997, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments consisted of the following (in thousands):

                                         SEPTEMBER 30,
                                    -----------------------
                                      1998           1997
                                    --------       --------
Current:
  Certificates of deposit ...       $  1,388       $211,604
  Commercial paper ..........         19,576        209,828
  U.S. government securities          64,949          7,998
  Corporate medium-term notes         41,565         18,805
                                    --------       --------
                                    $127,478       $448,235
                                    ========       ========
Noncurrent:
  U.S. government securities        $     --       $ 64,863
  Corporate medium-term notes             --         46,923
                                    --------       --------
                                    $     --       $111,786
                                    ========       ========

    At September 30, 1998 and 1997, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.

NOTE  5.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                            SEPTEMBER 30,
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
                                                          (IN THOUSANDS)
Accounts receivable, net:
  Trade, net of allowance for doubtful accounts
    of $21,933 and $18,892, respectively ......       $459,324       $343,619
  Long-term contracts:
     Billed ...................................        101,868         53,159
     Unbilled .................................         49,784         32,230
  Other .......................................          1,233         16,374
                                                      --------       --------
                                                      $612,209       $445,382
                                                      ========       ========

     The Company's trade receivables at September 30, 1998 and 1997 included 8% and 10%, respectively, from customers in the trucking industry. Predominantly all of the remaining trade receivables at September 30, 1998 and 1997 were from customers in the wireless telecommunications industry.

     Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.


                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                   1998          1997
                                                                 --------       --------
                                                                      (IN THOUSANDS)
Inventories, net:
  Raw materials ..........................................       $180,957       $118,516
  Work-in-progress .......................................         81,479         55,088
  Finished goods .........................................        124,100         51,552
                                                                 --------       --------
                                                                 $386,536       $225,156
                                                                 ========       ========
Property, Plant and Equipment, net:
  Land ...................................................       $ 36,310       $ 32,904
  Buildings and improvements .............................        250,883        165,850
  Computer equipment .....................................        340,623        232,119
  Machinery and equipment ................................        257,516        153,483
  Furniture and office equipment .........................         26,910         20,904
  Leasehold improvements .................................         27,074         20,764
                                                                 --------       --------
                                                                  939,316        626,024
  Less accumulated depreciation and amortization .........        329,634        200,934
                                                                 --------       --------
                                                                 $609,682       $425,090
                                                                 ========       ========
Other Assets:
  Intangible assets, net of accumulated amortization
   of $2,914 and $6,697, respectively ....................       $  4,266       $  2,473
  Investments in other entities (Note 11) ................         35,510         99,826
  Warrant and call option (Note 2) .......................         38,440             --
  Net deferred tax assets ................................            865         32,969
  Stadium naming rights, net of amortization of $1,275 and
   $375, respectively ....................................         16,725         17,625
  Deferred offering costs (Note 7) .......................         17,400         17,906
  Other ..................................................         18,854         17,410
                                                                 --------       --------
                                                                 $132,060       $188,209
                                                                 ========       ========
Accounts Payable and Accrued Liabilities:
  Trade payables .........................................       $317,124       $216,660
  Accrued payroll and related benefits ...................         77,777         58,297
  Accrued warranty .......................................         75,177         48,626
  Other accrued liabilities ..............................        190,350         85,573
                                                                 --------       --------
                                                                 $660,428       $409,156
                                                                 ========       ========

NOTE 6.  DEBT AND CREDIT FACILITIES

    On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit facility (the "Credit Facility") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The Credit Facility expires in March 2001, and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the $400 million credit facility. The Credit Facility includes certain restrictive financial and operating covenants. The weighted average interest rate was 6.2% on outstanding borrowings of $80 million at September 30, 1998 and during fiscal 1998. At September 30, 1998, there were $7.7 million of letters of credit outstanding under the Credit Facility.

    During July 1996, QPE (Note 11) entered into two separate $100 million revolving credit facilities, each with identical terms, expiring in July 1997. In July 1997 and again in July 1998, QPE and its existing lenders entered into separate identical amendments pursuant to which the expiration date of both credit facilities was extended to July 1998 and July 1999, respectively. In July 1998, QPE and its existing lenders reduced each of the two separate facilities from $100 million to $75 million. Borrowings under the facilities, which are drawn in equal amounts, totaled $71 million and $110 million at September 30, 1998 and 1997, respectively. The interest rate under the facilities is at the applicable LIBOR rate plus 0.325%. The weighted average interest rate on outstanding borrowings was 6.2% and 6.0% during fiscal 1998 and 1997, respectively, and 6.4% and 6.0% at September 30, 1998 and 1997, respectively. The credit facilities include covenants which, among other things, require QPE to maintain a minimum tangible net worth. The credit facilities are non-recourse to the Company and the minority interest holder in QPE and are collateralized by QPE's accounts receivable which, at September 30, 1998, on a consolidated basis, amounted to $63.3 million. Under the terms of the credit facilities, amounts that QPE may borrow outside of the credit facilities are limited.

    The fair value of the Company's bank lines of credit are estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. At September 30, 1998 and 1997, the estimated fair value of the Company's bank lines of credit approximated their carrying value.

    During fiscal 1996, QPE entered into an agreement for the sale and leaseback of certain manufacturing equipment with a net book value of approximately $10.2 million. There was no gain or loss realized as a result of the sale. The lease has an approximate five-year term and is non-recourse to the Company and the minority interest holder in QPE. It is classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

    The annual principal installments for capital leases and other obligations are $3.0 million in fiscal 1999, $3.1 million in 2000 and $0.8 million in 2001.

    Cash amounts paid for interest were $10.8 million, $11.3 million and $3.9 million for fiscal 1998, 1997 and 1996, respectively.

NOTE 7.  TRUST CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

    In February 1997, QUALCOMM Financial Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities"). The sole assets of the Trust are QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures ("Convertible Subordinated Debentures") due February 24, 2012. The obligations of the Trust related to the Trust Convertible Preferred Securities are fully and unconditionally guaranteed by the Company. The Trust Convertible Preferred Securities are convertible into Company common stock at the rate of
0.6882 shares of Company common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $72.6563 per share of common stock). Distributions on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The

Company has reserved 9,084,000 shares of common stock as of September 30, 1998 for possible conversion of the Trust Convertible Preferred Securities at the option of the holders.

    As a result of the Leap Wireless Spin-off, and pursuant to a resolution of the Board of Directors of QUALCOMM, each QUALCOMM Trust Convertible Preferred Security is convertible, subject and pursuant to the terms of the Convertible Subordinated Debentures, into both QUALCOMM Common Stock and Leap Wireless Common Stock at the rate of 0.6882 and 0.17205 shares, respectively, for each QUALCOMM Trust Convertible Preferred Security. The carrying amount of the Company's obligation to holders of the Trust Convertible Preferred Securities related to the anticipated settlement of a portion of the obligation with Leap Wireless's common stock is marked to market. The mark to market adjustment is calculated based on the market values of QUALCOMM and Leap Wireless common stock. During the year ended September 30, 1998, no adjustment to the obligation was recorded.

    The Company recorded a call option at a fair value of $3.9 million related to Leap Wireless's obligation to issue common stock to holders of QUALCOMM Trust Convertible Preferred Securities upon the conversion of such securities. The option is included in other noncurrent assets. During the year ended September 30, 1998, no unrealized gains or losses were recorded in connection with the call option.

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

    During fiscal 1997, issuance costs of $18.6 million related to the Trust Convertible Preferred Securities were deferred and are being amortized over the period until mandatory redemption of the securities in February 2012.

    As of September 30, 1998 and 1997, the estimated fair value of the Trust Convertible Preferred Securities was approximately $552 million and $701 million, respectively, based on the last reported bid price.

NOTE 8.  CAPITAL STOCK

    Preferred Stock

    The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company's Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 1998 and 1997, no shares of preferred stock were outstanding.

    Common Stock Warrants

    In November 1991, the Company issued seven-year warrants to purchase 782,000 shares of common stock at $5.50 per share to a company for the relinquishment of all its claims to participation in certain future royalties, license fees and profits. During August, 1998, the Company issued 705,000 shares of common stock upon the full net exercise of the warrants.

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

NOTE 9.  INCOME TAXES

    The components of income tax provision for the years ended September 30 are as follows (in thousands):

                           1998            1997            1996
                         --------        --------        --------
Current provision:
  Federal ........       $ 86,488        $ 71,891        $  1,301
  State ..........          1,916           2,288             695
  Foreign ........          7,319           4,407           3,604
                         --------        --------        --------
                           95,723          78,586           5,600
                         --------        --------        --------
Deferred benefit:
  Federal ........        (46,862)        (51,186)             --
  State ..........         (8,719)        (10,900)             --
                         --------        --------        --------
                          (55,581)        (62,086)             --
                         --------        --------        --------
                         $ 40,142        $ 16,500        $  5,600
                         ========        ========        ========

     The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense for the years ended September 30 (in thousands):

                                                           1998            1997            1996
                                                         --------        --------        --------
Expected income tax expense at federal statutory
   tax rate ......................................       $ 52,036        $ 37,956        $  9,316
State income tax expense, net of federal benefit .          7,732           5,639           1,384
Foreign taxes ....................................          7,075           4,407           3,604
Income recognition differences ...................          5,754           3,523          (4,866)
Tax benefit from recognition of deferred tax .....             --         (21,531)             --
   assets
Tax credit utilization ...........................        (34,015)        (16,201)         (4,264)
Other ............................................          1,560           2,707             426
                                                         --------        --------        --------
Actual income tax expense ........................       $ 40,142        $ 16,500        $  5,600
                                                         ========        ========        ========

    At September 30, 1998 and 1997, the Company had net deferred tax assets as follows (in thousands):

                                       1998           1997
                                     --------       --------
Income recognition differences       $ 84,793       $ 68,788
Stock option tax deductions ..          1,497         12,101
Tax credits ..................          6,959            298
                                     --------       --------
                                     $ 93,249       $ 81,187
                                     ========       ========

    During fiscal 1997, the Company reduced its valuation allowance to recognize deferred tax assets that met the "more likely than not" criteria for recognition established by Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." As a result, tax benefits relating to income recognition differences and tax credits were recorded as part of the Company's tax provision in the statement of income and the benefit for stock option tax deductions was credited directly to paid-in capital.

    At September 30, 1998 the Company had $13.2 million of unused manufacturing research and alternative minimum tax credits expiring from 2004 through 2006.

    Cash amounts paid for income taxes were $58 million, $18.2 million and $4.8 million for fiscal 1998, 1997 and 1996, respectively, and exclusive of a $2.2 million refund received in fiscal 1996.

NOTE 10.  EMPLOYEE BENEFIT PLANS

    Employee Savings and Retirement Plan

    The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for fiscal 1998, 1997 and 1996 was $9.7 million, $5.9 million and $3.5 million, respectively.

    Stock Option Plans

    The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock, at a price not less than 100% of the fair market value of the stock at the date of grant. The 1991 Stock Option Plan (the "Plan"), as amended, authorizes up to 33,400,000 shares to be granted no later than August 2001. The Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over a one to six year period and are exercisable for up to ten years from the grant date. At September 30, 1998, options for 5,720,000 shares were exercisable at prices ranging from $4.89 to $68.43 for an aggregate exercise price of $186.5 million.

    The Company has a Non-Employee Directors' Stock Option Plan which authorizes 1,070,000 shares to be granted no later than February 2013. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 1998, options for 337,500 shares were exercisable at prices ranging from $22.25 to $56.24 per share for an aggregate exercise price of $10 million.

    A summary of stock option transactions for the plans follows (number of shares in thousands):



                                                                  OPTIONS OUTSTANDING
                                       OPTIONS     -----------------------------------------------------
                                      AVAILABLE      NUMBER                  EXERCISE PRICE PER SHARE
                                      FOR GRANT    OF SHARES                RANGE               AVERAGE
                                      ---------    ---------       ----------------------       --------
SEPTEMBER 30, 1995 ...........         1,351         12,337        $    0.50    -  $52.43       $   23.44
  Additional shares reserved .         6,000
  Options granted ............        (5,929)         5,929            31.56    -   52.25           42.69
  Options canceled ...........           683           (683)            5.00    -   52.43           30.98
  Options exercised ..........            --         (1,510)            1.00    -   29.75            9.21
                                      ------         ------
SEPTEMBER 30, 1996 ...........         2,105         16,073        $    0.50    -  $52.43       $   31.55
  Additional shares reserved .         5,400
  Options granted ............        (4,291)         4,291            37.50    -   62.37           47.29
  Options canceled ...........           674           (674)            6.81    -   60.25           37.27
  Options exercised ..........            --         (1,208)            0.50    -   46.31           16.44
                                      ------         ------
SEPTEMBER 30, 1997 ...........         3,888         18,482        $    5.00    -  $62.37       $   35.99
  Additional shares reserved .         5,470
  Options granted ............        (6,154)         6,154            44.56    -   69.96           58.20
  Options canceled ...........           809           (809)           15.50    -   69.96           43.22
  Options exercised ..........            --         (1,290)            6.81    -   57.75           24.93
                                      ------         ------
SEPTEMBER 23, 1998(a) ........         4,013         22,537        $    5.00    -  $69.96       $   42.42
  Options granted ............           (48)            48            17.97    -   68.43           48.88
  Options canceled ...........            13            (13)           40.89    -   62.35           53.86
                                      ------         ------
SEPTEMBER 30, 1998 ...........         3,978         22,572        $    4.89    -  $68.43       $   41.50
                                      ======         ======

------------------

(a) On September 23, 1998, in connection with the Leap Wireless Spin-off, the Company adjusted the option exercise prices to maintain the economic value of the options that existed at the time of the Spin-off. The range and weighted average exercise prices of options outstanding at September 23, 1998 were $4.89 to $68.43 and $41.50, respectively, as adjusted in connection with the Leap Wireless Spin-off.

     The following table summarizes information about fixed stock options outstanding at September 30, 1998 (number of shares in thousands):

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  ----------------------------------------            -------------------
                                                  WEIGHTED
                                                  AVERAGE
                                                  REMAINING      WEIGHTED                          WEIGHTED
                                                 CONTRACTUAL      AVERAGE                           AVERAGE
               RANGE OF             NUMBER          LIFE         EXERCISE          NUMBER          EXERCISE
           EXERCISE PRICES         OF SHARES      (IN YEARS)      PRICE           OF SHARES         PRICE
          ------------------      ---------    ------------     -----------      ------------     -----------
          $ 4.89  to  $18.18            515           2.5        $16.91                 235          $16.95
          $18.46  to  $27.14          4,467           5.7         23.91               2,073           23.58
          $27.39  to  $39.86          5,468           6.7         34.84               2,177           32.22
          $39.97  to  $49.70          5,497           8.2         45.25               1,261           44.92
          $50.00  to  $68.43          6,625           9.2         57.66                 311           54.11
                                  ---------                                      ----------
                                     22,572           7.5         41.50               6,057           32.43
                                  =========                                      ==========

    Employee Stock Purchase Plans

    The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1991 Employee Stock Purchase Plan, as amended, authorizes up to 4,200,000 shares to be granted no later than August 2001. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 25,000 shares to be granted at anytime. During fiscal 1998, 1997 and 1996, shares totaling 439,000, 370,000 and 326,000 were issued under the plans at an average price of $44.14, $33.77 and $28.55 per share, respectively. At September 30, 1998, 2,315,000 shares were reserved for future issuance.

    Executive Retirement Plans

    The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, participants receive up to a 7.5% match of their deferral in the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plans authorize up to 100,000 shares to be allocated to participants at anytime. During fiscal 1998, 1997 and 1996, approximately 33,000, 11,000 and 6,000 shares, respectively, were allocated under the plans and the Company's matching contribution during fiscal 1998, 1997 and 1996 amounted to $1.6 million, $0.5 million and $0.3 million, respectively. At September 30, 1998, 50,000 shares were reserved for future allocation.

    Accounting for Stock-Based Compensation

    As permitted under FAS 123, the Company has elected to follow APB 25 and related Interpretations, in accounting for stock-based awards to employees and non-employee directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net income and net earnings per common share is required by FAS 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees and non-employee directors (including stock option plans and shares issued under the Employee Stock Purchase Plans, collectively called "options") granted subsequent to September 30, 1995 under the fair value method of that Statement. The fair value of options granted in fiscal years 1998, 1997 and 1996 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                                          EMPLOYEE STOCK
                                      STOCK OPTION PLANS                  PURCHASE PLANS
                                ----------------------------        ----------------------------
                                1998         1997       1996        1998        1997        1996
                                ----         ----       ----        ----        ----        ----
Risk-free interest rate          5.5%        6.3%        6.1%        5.1%        5.1%        5.1%
Volatility ............         50.0%       50.0%       50.0%       50.0%       50.0%       50.0%
Dividend yield ........          0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Expected life (years) .          6.0         6.0         6.0         0.5         0.5         0.5

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted during fiscal years 1998, 1997 and 1996 was $31.76, $26.37 and $23.67 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during fiscal years 1998, 1997 and 1996 was $15.90, $13.58 and $13.74, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The Company's pro forma information for the years ended September 30 are as follows (in thousands, except for net earnings per share):


                                               1998                          1997                           1996
                                     ------------------------      -------------------------     --------------------------
                                     As reported    Pro forma      As reported     Pro forma     As reported      Pro forma
                                     -----------    ---------      -----------     ---------     -----------      ---------
Net income ...................     $   108,532     $   57,747       $  91,934       $ 73,197       $ 21,027        $  6,019
Net earnings per common share:
   Basic .....................     $      1.57     $     0.83       $    1.37       $   1.09       $   0.32        $   0.09

   Diluted ...................     $      1.47     $     0.78       $    1.28       $   1.02       $   0.30        $   0.09


    The Company did not recognize a tax benefit relating to pro forma compensation expense under FAS 123 for fiscal 1996 as such benefit did not meet the "more likely than not" criteria for recognition of deferred tax assets. Pro forma net income for fiscal 1997 includes the recognition of the tax benefit relating to fiscal 1997 pro forma compensation expense and the recognition of the previously unrecognized fiscal 1996 tax benefit. Pro forma net income for fiscal 1998 includes tax effected pro forma compensation expense of $8.1 million related to the modification of options in connection with the Leap Wireless Spin-off. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years because FAS 123 is applicable only to options granted subsequent to September 30, 1995.

NOTE 11.  INVESTMENTS IN OTHER ENTITIES

    QUALCOMM Personal Electronics

    In fiscal 1994, a subsidiary of the Company and a subsidiary of Sony Electronics Inc. ("Sony Electronics") entered into a joint venture general partnership, QUALCOMM Personal Electronics ("QPE"), to manufacture CDMA subscriber equipment for cellular, PCS and other wireless applications. The Company owns 51% of the joint venture and consolidates QPE in its financial statements. Sony Electronics' 49% general partnership share in QPE is presented as a minority interest in the Company's financial statements.

    Under the terms of bank lines of credit, Sony Electronics is obligated to provide subordinated loans to QPE in the event that QPE cannot repay the bank credit facilities (Note 6). At September 30, 1998 and 1997, Sony Electronics had outstanding subordinated loan commitments of $24.5 million to QPE. As a result of Sony Electronics commitments to fund QPE, the Company has included in other assets accumulated minority interest losses in excess of equity contributions of $13.5 million as of September 30, 1997.

    During fiscal 1998, 1997 and 1996, QPE sales to Sony Electronics amounted to $684.3 million, $56.6 million and $50.2 million, respectively. Purchases of inventory and capital equipment from Sony Electronics and other Sony affiliates amounted to $68.8 million and $69.4 million, respectively during fiscal 1998, $92 million and $6 million, respectively during fiscal 1997 and $23.9 million and $0.9 million, respectively, during fiscal 1996. At September 30, 1998 and 1997, outstanding accounts receivable from Sony Electronics amounted to $52.1 million and $12.1 million, respectively, and accounts payable to all Sony affiliated companies amounted to $51.1 million and $21.6 million, respectively.

    Globalstar, L.P.

    Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.5% partnership interest in Globalstar, L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-Earth orbiting satellite-based wireless communications system. The Company accounts for its investment under the equity method.

    As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company's intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company's investment in the intermediate partnerships had no basis during each of fiscal 1998, 1997 and 1996, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

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

    In return for providing a guarantee under a Globalstar bank financing agreement (Note 12), the Company received warrants to purchase 734,262 shares of common stock in Globalstar Telecommunications Limited ("GTL"), a general partner in Globalstar, at an exercise price of $13.25 per share (shares and exercise price reflect a two-for-one stock split of GTL common stock that occurred in May
1997). On February 12, 1997, the Company and GTL entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase GTL common stock. The Company exercised such warrants in March 1997, and classified the GTL shares as trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" consistent with the Company's intent to sell the GTL shares on a near term basis. The Company sold the GTL common stock during the third quarter of fiscal 1997 resulting in an aggregate realized gain of $13.4 million.

     The Company and Globalstar have entered into a development agreement under which Globalstar is funding the Company to design and develop the subscriber equipment and ground communications segments of the Globalstar system. Total accounts receivable due from Globalstar under the development contract at September 30, 1998 and 1997 were $39.4 million and $50.5 million, respectively. Contract services revenues resulting from the development agreement for fiscal 1998, 1997 and 1996 were $252 million, $205.1 million and $120.3 million from Globalstar, respectively. In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At September 30, 1998, contract payments of approximately $89.7 million were outstanding from Globalstar as interest bearing financed amounts. Subject to terms and conditions, Globalstar is entitled to defer $4.2 million from each future monthly development contract payment until the $100 million limit is reached.

    During fiscal 1997, the Company entered into a contract to manufacture and supply ground communications segments ("Gateways") and related services to Globalstar. The Company recognized approximately $121 million in revenue related to production of Gateways during fiscal 1998. At September 30, 1998, accounts receivable under this contract total $97.4 million.

    Telesystems of Ukraine

    During fiscal 1997, the Company invested approximately $8.8 million for a 49% ownership interest in Telesystems of Ukraine ("TOU"), a Ukrainian limited liability company. During fiscal 1998, the Company invested an additional $2 million and provided a working capital loan of $8.9 million to TOU. The Company may provide further equity and debt contributions to TOU as necessary to support future build-out and operational needs. The Company accounts for its investment under the equity method of accounting. The Company will be allocated all of the profits of TOU until the Company's investment has been returned, thereafter, profits will be allocated according to the Company's ownership interest. Losses are allocated to the Company in accordance with its ownership interest; however, during fiscal 1998, the Company recorded 100% of the losses of TOU because the other investors' equity interests have been depleted.

    On September 23, 1998, the Company recorded a $17.1 million liability in connection with its agreement to transfer its ownership interest in TOU and its working capital loan to TOU to Leap Wireless if certain events occur within 18 months of the Leap Wireless Spin-off.

    NextWave Telecom Inc.

    In November 1995, the Company paid $5 million to purchase 1,666,666 shares of Series B Common Stock and provided a $25 million short-term note receivable to NextWave Telecom Inc. ("NextWave"), a privately held company. As part of the share purchase, the Company also received warrants to buy 1,111,111 additional shares of Series B Common Stock at $3 per share. During March 1996, the Company converted $15 million of the note receivable into 5,000,000 shares of Series B Common Stock. The conversion was treated as a non-cash transaction for the consolidated statement of cash flows

    In June 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave. Subsidiaries of NextWave filed for bankruptcy protection in June 1998 under Chapter 11 of the U.S. Bankruptcy Code. There is significant uncertainty as to the outcome of the bankruptcy proceedings.

    Other Joint Ventures

    The Company has entered into other domestic and international joint ventures providing advanced communications systems, products and services based on wireless technology. The Company's combined investment in these joint ventures as of September 30, 1998 and 1997, amounted to $27 million and $29 million, respectively. At September 30, 1998, effective ownership interests in the joint ventures ranged from 2% to 34%, and there were no unfunded equity commitments.

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

    Investments in Other Entities Transferred to Leap Wireless

    In March 1997, the Company purchased $42 million of voting preferred shares representing a 50% ownership interest in a corporate joint venture, Chilesat Telefonia Personal S.A. ("Chilesat PCS"). The Company transferred its ownership interest in Chilesat PCS to Leap Wireless as part of the Leap Wireless Spin-off. The book value of the equity investment transferred to Leap Wireless was $39.3 million. During fiscal 1998 and 1997, sales to Chilesat PCS amounted to $77.4 million and $1.5 million, respectively.

     During fiscal 1998, the Company invested approximately $110.0 million for ownership interests in Pegaso Telecommunications, S.A. de C.V., OzPhone Pty. Ltd., Metrosvyaz Limited, and Orrengrove Investments Limited. During fiscal 1997, the Company invested $4 million for an ownership interest in Chase Telecommunications, Inc. These investments were transferred to Leap Wireless as part of the

Leap Wireless Spin-off at approximately $107.4 million net book value. The Company also transferred net loans receivable from these entities to Leap Wireless totaling approximately $90.2 million.

    At September 30, 1998, the Company holds warrants to purchase approximately
1.3 million shares of the Class B common stock (approximately 14.6% of equity) of Chase at a price of $0.01 per share. The warrants vest based upon a percentage of usage of a $25 million credit facility provided to Chase by QUALCOMM and subsequently transferred to Leap Wireless. At September 30, 1998, warrants to purchase approximately 0.9 million shares are vested. The warrants will expire in 2008. Because Chase is a private company, it is not practicable to estimate fair value of the warrants. There are no recorded amounts related to these warrants at September 30, 1998.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

    Litigation

On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against QPE in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. The suits were later amended to include a total of 11 Ericsson patents. By order dated July 24, 1998, the Dallas action was transferred to Marshall, Texas. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe 9 patents of Ericsson and that such patents are invalid. The 9 patents are among the 11 patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. On October 14, 1998, Ericsson filed a dismissal with prejudice of all of its claims under three of the patents at issue in the Marshall, Texas case. The Marshall case is set for trial on April 6, 1999. Although there can be no assurances that an unfavorable outcome of the Marshall case would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit.

On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of 4 patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of 7 additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference on March 1, 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's complaint has no merit and will vigorously defend the action.

On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company's answer to the Request is not due until November 30, 1998. The Company plans to file an answer and counterclaims denying the allegations, establishing the termination of the JDA, and for monetary damages against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No arbitrator has yet been appointed and no schedule for the arbitration proceedings has been established. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation or arbitration, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's results of operations, liquidity or financial position.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

    Operating Leases

    QPE has entered into an operating lease agreement, under which manufacturing equipment may be leased under separate schedules, each with approximately five-year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end of term purchase options. If the purchase options have not been exercised by the end of the lease term, QPE may be required to pay certain contingent payments if proceeds from the sale of the equipment fall below specified amounts. The maximum amount of contingent payments for equipment leased as of September 30, 1998 is approximately $54.9 million. Rental expense under this lease, including an accrual for such contingent payments, amounted to $13.0 million, $13.5 million and $2.0 million during fiscal 1998, 1997 and 1996, respectively. As of September 30, 1998 and 1997, the Company had accrued $20.9 million and $11.4 million, respectively, in other liabilities for such contingent payments. As of September 30, 1998, future rental payments under the lease, excluding contingent payments, are $4.4 million in each of 1999 and 2000, $3.6 million in 2001 and $0.8 million in 2002.

    The Company leases certain of its other facilities and equipment under non-cancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 1998, 1997 and 1996 was $10.8 million, $6.9 million and $5.4 million, respectively. Future minimum lease payments in each of the next five years from fiscal 1999 through 2003 are $15.7 million, $12.4 million, $10.9 million, $9.3 million and $6.6 million, respectively, and $9.0 million thereafter.

    Purchase Obligations

    The Company has agreements with certain suppliers to purchase certain components, and estimates its non-cancelable obligations under these agreements to be approximately $121.5 million through fiscal 2001. The Company also has a commitment to purchase communications services for approximately $12.3 million annually through fiscal 2001, $1.2 million in 2002, and $0.1 million in 2003.

    Letters of Credit and Financial Guarantees

    Under an agreement entered into during fiscal 1997 with Chilesat PCS, the Company agreed to provide a $58 million letter of credit on behalf of Chilesat PCS in which the Company may be required to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones are not met. Chilesat PCS has received notification from the Chilean Undersecretariat of Telecommunications ("SUBTEL") that phase one of the network has passed certain acceptance tests performed by SUBTEL, and has been cleared to commence commercial operations. Chilesat PCS is required to successfully complete certain remaining tests on phase two of the network no later than December 1998. The amount that Chilesat PCS may draw on the letter of credit has been reduced to $52 million and will decline further as additional milestones are met. The letter of credit will expire no later than December 31, 1999, and is collateralized by a commensurate amount of the Company's investments in debt securities. As of September 30, 1998, no amounts have been drawn on the letter of credit.

    The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of September 30, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

    In addition to letters of credit on behalf of Globalstar (Note 11) and Chilesat PCS, the Company has $65.3 million of letters of credit and $18.6 million of other financial guarantees outstanding, respectively, as of September 30, 1998, none of which are collateralized.

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

NOTE 13.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

    The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1998 and 1997 is as follows (in thousands, except per share data):

                                                 1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                 -----------    -----------    -----------    -----------
1998
Revenues....................................     $  785,854      $ 760,553      $ 875,497      $  925,966
Gross profit(1).............................        232,239        226,221        250,817         305,194
Operating income ...........................         52,895         51,301         53,353          85,116
Net income..................................         36,762         26,011          5,843          39,916
Basic net earnings per common share(2)......     $     0.54      $    0.38      $    0.08      $     0.57
Diluted net earnings per common share(2)....     $     0.50      $    0.36      $    0.08      $     0.54
1997
Revenues....................................     $  388,940      $ 585,746      $ 520,260      $  601,419
Gross profit(1).............................        101,730        130,552        164,837         181,240
Operating income............................         13,019         15,542         33,062          35,834
Net income..................................          9,126         16,745         35,945          30,118
Basic net earnings per common share(2)......     $     0.14      $    0.25      $    0.53      $     0.44
Diluted net earnings per common share(2)....     $     0.13      $    0.23      $    0.50      $     0.42

------

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

                                                                     SCHEDULE II

                              QUALCOMM INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT      CHARGED TO                            BALANCE AT
                                              BEGINNING OF     COSTS AND                               END OF
                                                 PERIOD         EXPENSES      DEDUCTIONS    OTHER       PERIOD
                                                 ------         --------      ----------    -----       ------
       Year ended September 30, 1996(1)
         Allowance for doubtful accounts
            -- trade receivables............    $    2,853      $   7,681      $   2,311   $    --    $   8,223
            -- notes receivable(2)..........         2,100             --          2,100        --           --
         Inventory reserves.................        16,875         11,090          8,933        --       19,032
                                                ----------      ---------      ---------   -------    ---------
                                                $   21,828      $  18,771      $  13,344   $    --    $  27,255
                                                ==========      =========      =========   =======    =========

       Year ended September 30, 1997(1)
         Allowance for doubtful accounts
            -- trade receivables............    $    8,223      $  17,980      $   7,311   $    --    $  18,892
         Inventory reserves.................        19,032         32,277         15,285        --       36,024
                                                ----------      ---------      ---------   -------    ---------
                                                $   27,255      $  50,257      $  22,596   $    --    $  54,916
                                                ==========      =========      =========   =======    =========

       Year ended September 30, 1998(1)
         Allowance for doubtful accounts
            -- trade receivables............    $   18,892      $   5,508      $   2,467   $    --    $  21,933
            -- finance receivables..........            --          4,955             --        --        4,955
         Inventory reserves.................        36,024         47,597         40,835        --       42,786
                                                ----------      ---------      ---------   -------    ----------
                                                $   54,916      $  58,060      $  43,302   $    --    $  69,674
                                                ==========      =========      =========   =======    ==========

----

(1) The Company's fiscal year ends on the last Sunday of September.

(2) Included in non-current other assets.