Form 10-K405/A
period 1997-09-28
QUALCOMM INC/DE
filed 1998-12-01
CIK 804328

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

    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997 (the "Initial Form 10-K"), the Company was required to adopt, in the first quarter of fiscal 1998, Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share," which required a retroactive change in the method used to compute and display earnings per share information. Although pro forma earnings per share information in accordance with FAS 128 was presented in the Initial Form 10-K, financial data schedules restated in accordance with FAS 128 were not required to be filed at that time and were not included. Such restated financial data schedules are now being filed pursuant to this Amendment No. 1. This Amendment No. 1 is also being filed to amend certain amounts in the restated financial data schedules, as footnoted, to properly state information required by Regulation S-K, Item 601 (c), Appendix A.

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

November 18, 1998

                                         QUALCOMM Incorporated

                                         By /s/ IRWIN MARK JACOBS
                                            ------------------------------------
                                            Irwin Mark Jacobs,
                                            Chief Executive Officer and Chairman