Form 10-Q
period 1998-12-27
QUALCOMM INC/DE
filed 1999-01-26
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] [No]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, $0.0001 per share par value, 71,433,704 shares as of January 19, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUALCOMM Incorporated


                                               /s/  ANTHONY S. THORNLEY
                                        ---------------------------------------
                                                    Anthony S. Thornley
                                                 Executive Vice President
                                                 & Chief Financial Officer

Dated:  January 26, 1999

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                  PAGE
                                                                                  ----
          PART I.  FINANCIAL INFORMATION
              Item 1.  Condensed Consolidated Financial Statements
                         (Unaudited)
                       Condensed Consolidated Balance Sheets.................      4
                       Condensed Consolidated Statements of Income...........      5
                       Condensed Consolidated Statements of Cash Flows.......      6
                       Notes to Condensed Consolidated Financial Statements..      7-12
              Item 2.  Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.................      13-22

          PART II.  OTHER INFORMATION........................................      23
              Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                 DECEMBER 27,   SEPTEMBER 27,
                                                                       1998           1998
                                                                 ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents...................................     $  131,940     $  175,846
  Investments.................................................        105,483        127,478
  Accounts receivable, net....................................        852,488        612,209
  Finance receivables.........................................         66,461         56,201
  Inventories, net............................................        335,072        386,536
  Other current assets........................................        171,418        178,950
                                                                   ----------     ----------
          Total current assets................................      1,662,862      1,537,220
PROPERTY, PLANT AND EQUIPMENT, NET............................        631,048        609,682
FINANCE RECEIVABLES, NET......................................        307,357        287,751
OTHER ASSETS..................................................        161,508        132,060
                                                                   ----------     ----------
TOTAL ASSETS..................................................     $2,762,775     $2,566,713
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities....................     $  657,338     $  660,428
  Unearned revenue............................................         58,490         67,123
  Bank lines of credit........................................        288,000        151,000
  Current portion of long-term debt...........................          3,057          3,058
                                                                   ----------     ----------
          Total current liabilities...........................      1,006,885        881,609
LONG-TERM DEBT................................................          3,116          3,863
OTHER LIABILITIES.............................................         36,032         25,115
                                                                   ----------     ----------
          Total liabilities...................................      1,046,033        910,587
                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES................         42,057         38,530
                                                                   ----------     ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT
 SECURITIES OF THE COMPANY....................................        660,000        660,000
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value..........................             --             --
  Common stock, $0.0001 par value.............................              7              7
  Paid-in capital.............................................        966,148        957,589
  Retained earnings...........................................         48,530             --
                                                                   ----------     ----------
          Total stockholders' equity..........................      1,014,685        957,596
                                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $2,762,775     $2,566,713
                                                                   ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                  ----------------------------
                                                                  DECEMBER 27,    DECEMBER 28,
                                                                       1998           1997
                                                                  ------------    ------------
REVENUES:
  Communications systems......................................     $  817,054      $ 676,885
  Contract services...........................................         79,814         64,031
  License, royalty and development fees.......................         44,355         44,938
                                                                    ---------      ---------
          Total revenues......................................        941,223        785,854
                                                                    ---------      ---------

OPERATING EXPENSES:
  Communications systems......................................        584,924        507,339
  Contract services...........................................         57,466         46,276
  Research and development....................................        100,362         74,801
  Selling and marketing.......................................         69,736         56,098
  General and administrative..................................         50,787         36,469
  Other.......................................................             --         11,976
                                                                    ---------      ---------
          Total operating expenses............................        863,275        732,959
                                                                    ---------      ---------

OPERATING INCOME..............................................         77,948         52,895

INTEREST INCOME...............................................          5,806         12,190
INTEREST EXPENSE..............................................         (3,315)        (2,689)
NET GAIN ON SALE OF INVESTMENTS...............................          5,663          2,950
DISTRIBUTIONS ON TRUST CONVERTIBLE PREFERRED SECURITIES
 OF SUBSIDIARY TRUST .........................................         (9,799)        (9,798)
MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED
 SUBSIDIARIES ................................................         (3,698)         3,781
EQUITY IN LOSSES OF INVESTEES.................................         (1,021)        (2,772)
                                                                    ----------     ---------
INCOME BEFORE INCOME TAXES....................................         71,584         56,557
INCOME TAX EXPENSE ...........................................        (23,054)       (19,795)
                                                                    ----------     ---------
NET INCOME....................................................      $  48,530      $  36,762
                                                                    =========      =========

NET EARNINGS PER COMMON SHARE:
  Basic.......................................................      $    0.69      $    0.54
                                                                    =========      =========
  Diluted.....................................................      $    0.65      $    0.50
                                                                    =========      =========
SHARES USED IN PER SHARE CALCULATION:
  Basic.......................................................         70,722         68,475
                                                                    =========      =========
  Diluted.....................................................         74,219         74,126
                                                                    =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                   -----------------------------
                                                                   DECEMBER 27,     DECEMBER 28,
                                                                       1998            1997
                                                                   ------------     ------------
 OPERATING ACTIVITIES:
  Net income ................................................       $  48,530        $  36,762
  Depreciation and amortization .............................          44,448           30,974
  Acquired in-process research and development ..............              --            6,976
  Non-cash charge for impaired assets .......................              --            5,000
  Gain on sale of available-for-sale securities .............          (5,663)              --
  Minority interest in income (loss) of consolidated
     subsidiaries............................................           3,698           (3,781)
  Equity in losses of investees .............................           1,021            2,772
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net ...............................        (240,279)        (131,111)
     Finance receivables, net ...............................         (29,866)          44,899
     Inventories, net .......................................          51,464          (56,450)
     Other assets ...........................................          (4,812)           1,600
     Accounts payable and accrued liabilities ...............          (2,081)         127,433
     Unearned revenue .......................................          (8,633)             685
     Other liabilities ......................................           3,877            2,467
                                                                    ---------        ---------
Net cash (used) provided by operating activities ............        (138,296)          68,226
                                                                    ---------        ---------
INVESTING ACTIVITIES:
  Capital expenditures ......................................         (62,884)         (79,544)
  Purchases of investments ..................................         (10,363)        (191,045)
  Maturities of investments .................................          32,358          195,672
  Issuance of notes receivable ..............................         (25,021)              --
  Collection of notes receivable ............................          16,835               --
  Purchases of intangible assets ............................              --          (11,099)
  Proceeds from sale of available-for-sale securities .......           7,163               --
  Investments in other entities .............................          (7,500)          (1,062)
                                                                    ---------        ---------
Net cash used by investing activities .......................         (49,412)         (87,078)
                                                                    ---------        ---------
FINANCING ACTIVITIES:
  Net borrowings (repayments) under bank lines of credit ....         137,000          (32,000)
  Principal payments on long-term debt ......................            (748)            (563)
  Minority interest investment in consolidated
     subsidiaries............................................              --              233
  Net proceeds from issuance of common stock ................           7,550           11,885
                                                                    ---------        ---------
Net cash provided (used) by financing activities ............         143,802          (20,445)
                                                                    ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................         (43,906)         (39,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         175,846          248,837
                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................       $ 131,940        $ 209,540
                                                                    =========        =========

                  See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company" or "QUALCOMM"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 27, 1998 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a period ending on the last Sunday of each month.

   In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

                                        THREE MONTHS ENDED
                                   DECEMBER 27,    DECEMBER 28,
                                       1998            1997
                                   ------------    ------------
                    Options            3,497           4,939
                    Warrants            --               712
                                       -----           -----
                                       3,497           5,651
                                       =====           =====

   Options outstanding during the three months ended December 27, 1998 and December 28, 1997, to purchase approximately 6,639,000 and 1,143,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. The conversion of the Trust Convertible Preferred Securities is not assumed for all periods presented since its effect would be anti-dilutive.

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company has adopted in the first quarter of fiscal 1999. This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company has not reported comprehensive income in any of the periods presented as items of other comprehensive income, primarily foreign currency items, were not material to the financial statements.

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

NOTE 2 -- SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

   On September 23, 1998, the Company completed the spin-off and distribution (the "Distribution" or "Leap Wireless Spin-off") to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation ("Leap Wireless"). As part of the Distribution, effective immediately after the close of market trading on September 23, 1998, record holders of QUALCOMM common stock on September 11, 1998 received a dividend of one share of common stock of Leap Wireless for every four shares of common stock of QUALCOMM held by them as of that date. QUALCOMM's distribution of the shares was treated as a dividend and resulted in reducing the retained earnings balance to zero as of September 27, 1998.

   In connection with the Distribution, the Company transferred to Leap Wireless its joint venture and equity interests in the following domestic and international emerging terrestrial-based wireless telecommunications operating companies: Pegaso Telecommunicaciones, S.A. de C.V. ("Pegaso") (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. ("Chilesat PCS") (Chile), Chase Telecommunications, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development stage businesses. QUALCOMM and Leap Wireless also agreed that, if certain events occur within 18 months after the

Distribution, QUALCOMM will transfer to Leap Wireless its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine.

   On September 23, 1998, the Company recorded a $17.1 million liability in connection with its agreement to transfer its ownership interest in TOU and its working capital loan to TOU to Leap Wireless if certain events occur within 18 months of the Leap Wireless Spin-off. During the first quarter of fiscal 1999, the Company provided an additional $1.7 million working capital loan to TOU offset by 100% of the losses of TOU, net of eliminations, which was recorded because the other investors' equity interests are depleted. Accordingly, the liability to transfer TOU was increased to approximately $17.8 million at December 27, 1998 with a corresponding reduction to paid-in-capital.

NOTE 3 -- COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Accounts Receivable:

                                                       DECEMBER 27,    SEPTEMBER 27,
                                                           1998            1998
                                                       ------------    -------------
      Accounts receivable, net (in thousands):
        Trade, net of allowance for doubtful
            accounts of $22,221 and $21,933,
            respectively .........................       $628,139       $459,324
        Long-term contracts:
           Billed ................................        139,323        101,868
           Unbilled ..............................         84,995         49,784
        Other ....................................             31          1,233
                                                         --------       --------
                                                         $852,488       $612,209
                                                         ========       ========

   Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

Finance Receivables:

                                                   DECEMBER 27,      SEPTEMBER 27,
                                                       1998              1998
                                                   ------------      -------------
     Finance receivables .....................       $ 382,345        $ 348,907
     Allowance for doubtful receivables ......          (8,527)          (4,955)
                                                     ---------        ---------
                                                       373,818          343,952
     Current maturities ......................          66,461           56,201
                                                     ---------        ---------
     Noncurrent finance receivables, net .....       $ 307,357        $ 287,751
                                                     =========        =========

   Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment.

   In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar L.P. ("Globalstar"). Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At December 27, 1998, contract payments of approximately $100 million were outstanding from Globalstar as interest bearing financed amounts.

   At December 27, 1998, commitments to extend long-term financing for possible future sales to customers totaled approximately $364 million through fiscal 2004. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser or greater amounts.

Inventories:

                                                   DECEMBER 27,       SEPTEMBER 27,
                                                       1998               1998
                                                   ------------       -------------
Inventories (in thousands):
     Raw materials .......................           $160,016           $180,957
     Work-in-progress ....................             78,461             81,479
     Finished goods ......................             96,595            124,100
                                                     --------           --------
                                                     $335,072           $386,536
                                                     ========           ========

NOTE 4 - INVESTMENTS IN OTHER ENTITIES

   In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC, a Delaware limited liability company. Wireless Knowledge intends to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $7.5 million during the first quarter of fiscal 1999 and will be required to provide $17.5 million in equity contributions through June 2000.

   During the first quarter of fiscal 1999, the Company recognized a gain of $5.7 million from the sale of available-for-sale securities.

NOTE 5 - INCOME TAXES

   The Company's income tax provision for the three months ended December 27, 1998 reflects an adjustment for the retroactive reinstatement of the R&D tax credit. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 1999.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

  On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against the Company's subsidiary QUALCOMM Personal Electronics ("QPE") in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. The suits were later amended to include a total of 11 Ericsson patents. By order dated July 24, 1998, the Dallas action was transferred to Marshall, Texas. In December 1996, QUALCOMM filed a countersuit alleging, among other things, unfair competition by Ericsson based on a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe 9 patents of Ericsson and that such patents are invalid. The 9 patents are among the 11 patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. On October 14, 1998, Ericsson filed a dismissal with prejudice of all of its claims under three of the patents at issue in the Marshall, Texas case. The Marshall case is set for trial on April 6, 1999. Although there can be no assurances that an unfavorable outcome of the Marshall case would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the named Ericsson patents are not required to produce IS-95 compliant systems and that Ericsson's claims are without merit, and will continue to vigorously defend against this action.

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's recently announced Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of 4 patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of 7 additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference on April 19, 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's claims are without merit and will continue to vigorously defend the action.

   On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA, and for monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No schedule for the arbitration proceedings has been established. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation or arbitration, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company believes that ETRI's claims are without merit and will vigorously defend the action.

   The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

LETTERS OF CREDIT AND FINANCIAL GUARANTEES

   The Company provided a $58 million letter of credit on behalf of Chilesat PCS in 1997, which required the Company to reimburse Chilesat PCS for a portion of Chilean government fines if certain network build-out milestones were not met. Chilesat PCS received notification from the Chilean Undersecretariat of Telecommunications ("SUBTEL") that phases one and two of the network have passed certain acceptance tests performed by SUBTEL. As a result, the obligations under the Chilesat PCS letter of credit were released during the first quarter of fiscal 1999.

   The Company has issued a letter of credit on behalf of its equity investee Globalstar, L.P. ("Globalstar") to support a guarantee of up to $22.5 million of borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of December 27, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   In addition to the letter of credit on behalf of Globalstar, the Company has $51.7 million of letters of credit and $18.8 million of other financial guarantees outstanding, respectively, as of December 27, 1998, none of which are collateralized.

PERFORMANCE GUARANTEES

   The Company and its subsidiary, QPE, have entered into contracts that provide for performance guarantees to protect customers against late delivery or failure to perform. These performance guarantees, and any future commitments for performance guarantees, are obligations entered into separately, and in some cases jointly, with partners to supply CDMA subscriber and infrastructure equipment. Certain of these obligations provide for substantial performance guarantees that accrue at a daily rate based on percentages of the contract value to the extent the equipment is not delivered by scheduled delivery dates or the systems fail to meet certain performance criteria by such dates. The Company is dependent in part on the performance of its suppliers and strategic partners in order to provide equipment, which is the subject of the guarantees. Thus, the ability to timely deliver such equipment may be outside of the Company's control. If the Company and QPE are unable to meet their performance obligations, the payment of the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position.

LEAP WIRELESS CREDIT FACILITY

   The Company has a funding commitment to Leap Wireless in the form of a $265.0 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At December 27, 1998, $21.1 million is outstanding under this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended September 27, 1998 contained in the Company's 1998 Annual Report on Form 10-K.

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; the Company's ability to successfully manufacture and sell significant quantities of CDMA infrastructure equipment on a timely basis; failure to satisfy performance obligations; as well as the other risks detailed in this section, in the sections entitled Results of Operations and Liquidity and Capital Resources, and in the Company's 1998 Annual Report on Form 10-K.

OVERVIEW

   QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company generates revenues primarily from: license fees and royalties paid by licensees of the Company's CDMA technology; sales of CDMA subscriber, infrastructure and Application Specific Integrated Circuits ("ASICs") products to domestic and international wireless communications equipment suppliers and service providers; sales of OmniTRACS terminals and related software and services to OmniTRACS users; and contract development services, including the design and development of subscriber and ground communications equipment for Globalstar L.P. ("Globalstar"), a low-Earth-orbit satellite system utilizing CDMA technology (the "Globalstar System"). In addition, the Company generates revenues from the design, development, manufacture and sale of a variety of other communications products and services.

   The Company generates revenue from its CDMA licensees in the form of up-front licenses as well as ongoing royalties based on worldwide sales by such licensees of CDMA subscriber and infrastructure equipment. License fees are generally nonrefundable and may be paid in one or more installments. Revenues generated from license fees and royalties are subject to quarterly and annual fluctuations. This is due to variations in the amount and timing of recognition of CDMA license fees, pricing and amount of sales by the Company's licensees and the Company's ability to estimate such sales, and the impact of currency fluctuations, and risks associated with royalties generated from international licensees.

   The Company manufactures CDMA infrastructure products for sale to wireless network operators worldwide. The Company has entered into agreements regarding the manufacture and supply of CDMA infrastructure products with, among others, Hitachi, Hughes and Nortel. The Company manufactures its CDMA subscriber products primarily through QUALCOMM Personal Electronics ("QPE"), a joint venture between the Company and a subsidiary of Sony Electronics, Inc. The Company, through QPE, is one of the largest manufacturers of CDMA handsets. The Company has also generated substantial revenue from the design and sale of CDMA ASICs to its licensees for incorporation into their subscriber and infrastructure products.

   The Company's infrastructure business continues to incur losses, and the recent financial crisis in developing markets has seriously impacted infrastructure product sales in fiscal 1999. The infrastructure business has been strategic to QUALCOMM in driving the acceptance of CDMA technology and the deployment of CDMA networks around the world, which in turn has resulted in royalties and phone and ASIC sales. The Company is reviewing several strategic alternatives including developing programs to reduce costs and lower the breakeven point for its infrastructure business, as well as focusing business development activities on markets with a high potential for near-term results.

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

   The Company has entered into a number of development and manufacturing contracts involving the Globalstar System. The Company's development agreement provides for the design and development of the ground communications stations ("gateways") and user terminals of the Globalstar System. Under the agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a contract to manufacture and supply commercial gateways for deployment in the Globalstar System. In March 1998, the Company entered into an agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System.

   The manufacture of wireless communications products is complex and precise process involving specialized material, manufacturing and testing equipment and processes. The majority of the Company's products are manufactured based upon a forecast of market demand, which the Company cannot assure that its market demand forecasts will be accurate or that it will be able to effectively meet customer demand in a timely manner. Factors that could materially and adversely affect the Company's ability to meet customer demand include defects or impurities in the components or materials used, delays in the delivery of such components or materials, equipment failures or other difficulties. The Company may experience component failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the Company's manufacturing capacity.

   Revenues from customers outside of the U.S. accounted for approximately 34% of total revenues in fiscal 1998. Sales of subscriber, infrastructure and ASICs products, internationally, are subject to a number of risks, including delays in opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country in which such opportunity arises.

   Wireless and satellite network operators, both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In providing such financing, the Company is exposed to risk from fluctuations in foreign currency and interest rates, which could impact the Company's results of operations and financial condition. QUALCOMM's financing on products and services is denominated in dollars and any significant change in the value of the dollar against the national currency where QUALCOMM is lending could result in the increase of costs to the debtors and could restrict the debtors from fulfilling their contractual obligations. Any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. In some developing countries, including Chile, Mexico, Brazil, Russia and Ukraine, significant currency devaluation relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, the Company may experience economic loss with respect to the collectability of its receivables and the recoverability of inventories as a result of exchange rate fluctuations.

   The Russian and Ukraine economic and political environments recently have experienced severe volatility which could negatively impact the Company's prospects in those countries and have a material adverse effect on the Company's business, results of operations, liquidity and financial position. The Company currently has approximately $20 million in Russian/Ukrainian receivables and an additional $33 million in products and deployment services placed with carriers for which the Company has not yet recognized revenues. The Company cannot guarantee that these carriers will have sufficient resources to complete their planned projects. The failure of any of these emerging service carriers to obtain sufficient financing to meet their regulatory obligations could adversely affect the value of the Company's receivables and inventories residing with these customers.

   The Company is currently negotiating the transfer of its equity ownership in Telesystems of Ukraine ("TOU") to Leap Wireless International ("Leap Wireless"). The viability of TOU is dependent upon the Company providing additional working capital loans or vendor financing to TOU, which is subject to the occurrence of specific management and ownership restructuring events under negotiation with TOU. The Company has a net asset exposure of $30 million. Industry participants and the International Telecommunications Union ("ITU"), an organization based in Geneva, Switzerland, are currently considering a variety of standards for third generation wireless networks which will fulfill the requirements of the ITU's IMT-2000 concept. The Company is advocating the standardization of a single, converged CDMA-based third generation standard that accommodates equally the two dominant network standards in use today. There can be no assurance that the Company will be successful in promoting the adoption of a single CDMA standard or that such a standard, if adopted, will be compatible with today's cdmaOne networks. The Company believes that its CDMA patent portfolio is applicable to other CDMA proposals for other third generation standards and has informed standards bodies and the ITU that it holds essential intellectual property rights for third generation proposals submitted for IMT-2000 based on CDMA. Further, the Company intends to vigorously enforce and protect its intellectual property position against any infringement. However, there can be no assurance that the Company's CDMA patents will be determined to be applicable to any proposed standard or that the Company will be able to redesign its products on a cost-effective and timely basis to incorporate next generation wireless technology. The adoption of next generation standards which are incompatible with cdmaOne or which are determined not to rely on the Company's intellectual property could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

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

   A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements -- Note 6 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RECENT DEVELOPMENTS

   During the commercial start-up of its system in Chile with Chilesat Telefonia Personal, S.A. ("Chilesat PCS"), the Company's equipment experienced certain problems relating to the performance of the system. As a result, Chilesat PCS has claimed that the Company is in breach of contract. The Company has tested and delivered a processor upgrade which the Company believes resolves the claim. Although there can be no assurance that the Company's processor upgrade will resolve the claim until the system is at specified capacity, the Company does not believe that the resolution of this claim will have a material adverse effect on the Company.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain consolidated statements of operations data:

                                                       THREE MONTHS ENDED

                                                     DECEMBER 27,   DECEMBER 28,
                                                         1998          1997
                                                     ------------   ------------
     Revenues:
         Communications systems .................         87%          86%
         Contract services ......................          8            8
         License, royalty and development fees ..          5            6
                                                        ----         ----
     Total revenues .............................        100%         100%
                                                        ----         ----

     Operating expenses:
         Communications systems .................         62%          65%
         Contract services ......................          6            6
         Research and development ...............         11            9
         Selling and marketing ..................          7            7
         General and administrative .............          5            5
         Other ..................................       --              1
                                                        ----         ----
     Total operating expenses ...................         92%          93%
                                                        ----         ----

     Operating income ...........................          8            7
     Interest income, net .......................       --              1
     Net gain on sale of investments ............          1         --
     Distributions on trust convertible preferred
          securities of subsidiary trust ........         (1)          (1)
     Minority interest in (income) loss of
         consolidated subsidiaries ..............       --           --
     Equity in losses of investees ..............       --           --
                                                        ----         ----
     Income before income taxes .................          8            7
     Income tax expense .........................          3            2
                                                        ----         ----
     Net income .................................          5%           5%
                                                        ====         ====
     Communications systems costs as a percentage
         of communications systems revenues .....         72%          75%
     Contract services costs as a percentage
         of contract services revenues ..........         72%          72%

     Note: The operating expense percentages for the three months ended December 27, 1998 do not sum due to rounding.

FIRST QUARTER OF FISCAL 1999 COMPARED TO FIRST QUARTER OF FISCAL 1998

   Total revenues for the first quarter of fiscal 1999 were $941 million, an increase of $155 million or 20% compared to total revenues of $786 million for the first quarter of fiscal 1998. Revenue growth was primarily due to the significant growth in revenues related to communications systems.

   Communications systems revenues, which consisted primarily of sales of CDMA subscriber, infrastructure and ASICs products, the sale of OmniTRACS products and services, and sales of commercial gateways for deployment in the Globalstar System, were $817 million in the first quarter of fiscal 1999, an increase of $140 million or 21% compared to $677 million for the same period in fiscal 1998. The increase represents the higher volume of sales of CDMA subscriber and ASICs products, increased revenues from the expansion of the installed OmniTRACS base in the U.S., and sales of commercial gateways for deployment in the Globalstar System. Revenue from the sale of Globalstar gateways will decline on a sequential quarter basis in the second quarter, which will adversely affect revenues.

   Contract services revenues for the first quarter of fiscal 1999 were $80 million, a 25% increase compared to $64 million for the same period in fiscal 1998. The dollar increase resulted primarily from revenues from the development agreement with Globalstar.

   License, royalty and development fees for the first quarter of fiscal 1999 were $44 million, consistent with revenues of $45 million for the same period in fiscal 1998. In the first quarter of 1999, shipments of CDMA equipment by licensees increased, resulting in increased royalty payments to the Company. This increase was offset by a decline in up-front license payments. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees. License, royalty and development fees may continue to fluctuate quarterly due to the timing and amount of up-front fees on new licenses, royalties from sales by the Company's licensees and changes in foreign currency exchange rates.

   Costs of communications systems were $585 million or 72% of communications systems revenues for the first quarter of fiscal 1999 compared to $507 million or 75% of communications systems revenues for the first quarter of fiscal 1998. The dollar increase in costs resulted primarily from the costs associated with sales of commercial gateways in the first quarter of fiscal 1999. There were no commercial gateway sales in the first quarter of 1998. The decrease in communications systems costs as a percentage of communications systems revenues primarily reflects operational efficiencies, design improvements, and volume discounts obtained from suppliers. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing and other factors.

   Contract services costs for the first quarter of fiscal 1999 were $57 million or 72% of contract services revenues, compared to $46 million or 72% of contract services revenues for the first quarter of fiscal 1998. The dollar increase in contract services costs was primarily related to increased sales under the Globalstar development contract.

   Research and development expenses were $100 million or 11% of revenues for the first quarter of fiscal 1999, compared to $75 million or 9% of revenues for the same period in fiscal 1998. The dollar increase resulted from increased investments in the development of CDMA related infrastructure, ASICs and subscriber products.

   Selling and marketing expenses were $70 million or 7% of revenues for the first quarter of fiscal 1999, compared to $56 million or 7% of revenues for the same period in fiscal 1998. The dollar increase of selling and marketing expense was due primarily to growth in personnel associated with increased national and international marketing activities and increased marketing costs in connection with sales of CDMA subscriber and ASICs products.

   General and administrative expenses for the first quarter of fiscal 1999 were $51 million or 5% of revenues, compared to $36 million or 5% of revenues for the first quarter of fiscal 1998. The dollar increase was attributable to growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased patent and information technology expenses.

   During November 1997, the Company acquired, for $10 million, substantially all of the assets of Now Software, Inc. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the first quarter of fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

   Interest income was $6 million for the first quarter of fiscal 1999, compared to $12 million for the same period in fiscal 1998. In 1998, the Company had higher cash balances as a result of completing the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities. Furthermore, the Company is recognizing interest income on finance receivables which has increased over the same period in fiscal 1998.

   Interest expense was $3 million for the first quarter of fiscal 1999, consistent with $3 million for the same period in fiscal 1998.

   During the first quarter of fiscal 1999, the Company recognized a gain of $6 million on the sale of available-for-sale securities, as compared to a net gain of $3 million during the same period in fiscal 1998, from the sale of, and other investing activities related to, investments in other entities.

   Distributions on Trust Convertible Preferred Securities of $10 million for the first quarter of fiscal 1999 and 1998 relate to the $660 million of 5-3/4% Trust Convertible Preferred Securities issued by the Company in March 1997.

   The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony.

   Income tax expense was $23 million for the first quarter of fiscal 1999, compared to $20 million for the same period in fiscal 1998, resulting primarily from higher pre-tax earnings in 1999. The income tax expense for the first quarter of fiscal 1999 reflects the benefit for the reinstatement of the R&D tax credit retroactive to July 1, 1998. The annual effective tax rate in 1999 is currently estimated to be 35%, compared to 30% for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that the cash and cash equivalents and investments balances of $237 million at December 27, 1998, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities related to the expansion of its operations, financing for customers of its CDMA infrastructure products and investment in joint ventures or other companies and other assets to support the growth of its business. The Company contemplates raising additional funds from a combination of sources including potential debt and equity issuances. The Company may also seek to expand its bank credit lines. There can be no assurance that additional financing will be available on acceptable terms or at all. In addition, the Company's Credit Facility, as well as notes and indentures, place restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

   On March 11, 1998, the Company and a group of banks entered into a credit facility (the "Credit Facility") under which the banks are committed to make up to $400 million in revolving loans to the Company and to extend letters of credit on behalf of the Company. The Credit Facility expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. Letters of credit outstanding reduce the amount available for borrowing. The Company is currently obligated to pay commitment fees equal to 0.3% per annum on the unused amount of the Credit Facility. The Credit Facility includes certain restrictive financial and operating covenants. At December 27, 1998, $170 million in borrowings and $7.7 million letters of credit were outstanding under the Credit Facility.

   In the first quarter of fiscal 1999, $138 million in cash was used by operating activities, compared to $68 million provided by operating activities in the first quarter of fiscal 1998. Cash used by operating activities in the first quarter of fiscal 1999 and 1998 includes $230 million and $11 million, respectively, of net working capital requirements offset by $92 million and $79 million, respectively, of net cash flow provided by operations. Net working capital requirements of $230 million during the first quarter of fiscal 1999 primarily reflect increases in accounts receivable and finance receivables which were offset by an increase in accounts payable and accrued liabilities and a decrease in inventories. The increase in accounts receivable and finance receivables in the first quarter of fiscal 1999 primarily reflects the continued growth in products and component sales. The increase in accounts payable and accrued liabilities are primarily attributable to the growth of the business. The reduction in total inventory is primarily the result of inventory management programs.

   The Company has entered into strategic alliance agreements to support the design and manufacture of CDMA infrastructure products. In one of these agreements, in which QUALCOMM participates on a percentage basis with the prime contractor, outstanding finance receivables of $26 million from the prime contractor are being withheld subject to the end-customer's complete acceptance of the total system. There is currently a dispute between the prime contractor and the end-customer as to the contract language of the acceptance criteria. The Company believes it has met its obligations and is entitled to payment under the contract. The Company is exposed to the extent the prime contractor is not successful in obtaining the customer's acceptance or negotiates a reduced payment.

   Investments in capital expenditures, intangible assets and other entities totaled $70 million in the first quarter of fiscal 1999, compared to $92 million in the same period of fiscal 1998. Significant components in the first quarter of fiscal 1999 consisted of the purchase of $63 million of capital assets, and the investment of $8 million in a newly formed development stage entity. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements throughout fiscal 1999.

   In the first quarter of fiscal 1999, the Company's financing activities provided $144 million. The Company and QPE borrowed net amounts of $90 million and $47 million, respectively, on their outstanding credit facilities, and the Company realized $8 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first quarter of fiscal 1998, the Company's financing activities used net cash of $20 million. The first quarter of fiscal 1998 included $12 million from the issuance of common stock under the Company's stock option and employee stock purchase plans, offset by $32 million in net repayments on long-term debt.

   During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At December 27, 1998, contract payments of approximately $100 million were outstanding from Globalstar as interest bearing financed amounts and are included in finance receivables.

   At December 27, 1998, commitments to extend long-term financing for possible future sales to customers totaled approximately $364 million through fiscal 2004. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements. Actual financing may be in lesser or greater amounts.

   The Company is considering providing a guarantee of a working capital bank loan of $100 million to its customer, Pegaso Telecommunications, S.A. de C.V., to facilitate its network launch and purchase of equipment from the Company.

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of December 27, 1998, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by QUALCOMM of substantial equity in the operating company, as well as a commitment by the operating company to purchase CDMA equipment from QUALCOMM. At December 27, 1998, the Company has investments in Shinsegi Telecomm, Inc. (Korea) and Telesystems of Ukraine. At December 27, 1998, there were no unfunded equity commitments related to these investments.

   In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC, a Delaware limited liability company. Wireless Knowledge intends to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $7.5 million during the first quarter of fiscal 1999 and will be required to provide $17.5 million in equity contributions through June 2000.

   A consortium comprised of Bell Canada International Inc. (34.4%), QUALCOMM Incorporated (16.2%), SLI Wireless S.A. (12.5%), Taquari Participaoes S.A. (2.5%) and WLL International (34.4%) announced on January 15, 1999 that it has won an operating license ("Mirror License") to provide fixed telephone services in the northeast region of Brazil. QUALCOMM will invest approximately $6 million over the next two years related to its 16.2% share of the license fee. In addition, the Company expects to make equity contributions over the next three years in amounts approximating $45 million.

   QUALCOMM has a substantial funding commitment to Leap Wireless in the form of a $265.0 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due on September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At December 27, 1998, $21.1 million was outstanding under this facility.

YEAR 2000 READINESS

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

   The Company has developed a plan tied to specific completion dates. As of December 27, 1998, the Company's Y2K Project ("Project"), designed to minimize the impact of such computer problems on the results of operations, is proceeding on schedule. However, the Company is unable to completely determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. This is due to the general uncertainty inherent in the Y2K problems, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, customers and utility services.

   During fiscal 1997, the Company initiated a strategy to begin work on the correction of Y2K problems. As part of this strategy, a Y2K Program Office was formed consisting of a Program director, key individuals in the business units, analysts and administrative support. The Program Office is directly focusing attention and required resources on the Company's Y2K issues. The Company has also engaged an outside consulting firm to assist with project management, conversion and testing of Y2K issues. All Y2K efforts are being coordinated through the Program Office to ensure consistency of approach and the ultimate readiness of QUALCOMM. This strategy is expected to reduce the Company's level of uncertainty about the Y2K problem and in particular, about the Y2K compliance and readiness of the Company's material customers and suppliers. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

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

   Internal Readiness includes the computing and communications infrastructure, the tools and systems used to develop products and run the business, and internal service organizations. As of December 27, 1998, the Company has identified the majority of the systems and non-computer related items that require remediation or replacement and these remediation efforts have begun. Those items considered most critical to continuing operations are given the highest priority, and all testing is scheduled to be complete by June 1999. The Company has completed a dedicated Y2K compliance testing lab for testing the Company's computing and communications infrastructure as well as the Company's business tools. Non-compliant systems are scheduled to be retired, replaced, or repaired by September 1999. At this time, no problems have been identified that will not be corrected by year-end 1999.

   Supply Chain Assessment involves evaluating the Y2K readiness of QUALCOMM's suppliers and their ability to continue delivering materials and services after 1999. The Company has initiated formal communications with significant suppliers to determine the Company's vulnerability to suppliers' Y2K issues. The Company has requested that third party vendors represent their products and services to be Y2K compliant and that they have a program to test for that compliance. As of December 27, 1998, compliance information has been received from all critical suppliers. On-site visits of key suppliers for the purpose of verifying Y2K compliance status are planned to be conducted during the first calendar quarter of 1999. The Company expects to identify all critical suppliers state-of-readiness for Y2K compliance by March 30, 1999. At this date, if the Company determines a critical supplier will not be Y2K compliant by June 1999, the Company will continue to work with the supplier to assist them in achieving compliance, while in parallel initiating a search for alternate solutions to avoid supply chain interruptions. At this time, no critical suppliers have been identified as non-compliant.

   Product Compliance includes the review of QUALCOMM's products for Y2K compliance. The Company's program office has been working with individual business unit managers to review all QUALCOMM products for Y2K compliance. The Company believes that the majority of its products are compliant with further formal verification being initiated where required. All testing for Y2K product compliance is scheduled for completion by June 1999. The Company estimates all products will be Y2K compliant by September 1999 or an upgrade or migration path will be available for legacy products. The Company is scheduled to issue a definitive statement of Y2K readiness for its products before July 1999.

   Customer Compliance reviews QUALCOMM's major customers for Y2K compliance. The Program Office has organized a review targeted to cover a significant portion of the Company's customers. Customer lists have been identified and survey work has begun. The Company does not currently have sufficient information concerning the Y2K compliance status of the Company's major customers. The Company is continuing to request information from customers to understand their state of readiness for Y2K compliance. The Company has scheduled this process to be complete by June 1999.

   While the Company expects these efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. The need for a contingency plan is recognized and plans will be developed to deal with such issues as "at risk" suppliers and interruption of utility and other services. The response of certain third parties is beyond the control of the Company. If the Company does not receive adequate Y2K compliant responses from its suppliers or customers prior to April 1999, contingency plans will be developed and scheduled for no later than April 1999. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting alternate shutdown and start-up schedules and other appropriate measures. At this time, the Company cannot estimate the additional cost, if any, that might develop from the implementation of such contingency plans.

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

   To become Y2K compliant, the Company's total cost associated with required modifications is not expected to be material to the Company's financial position. To date the Company has spent an estimated $7 million on this Project. Total budgeted cost at this time is estimated at $28 million of which $20 million represents the cost of staff and consultants to perform the Project and $8 million is the cost of software tools for discovery and testing as well as expenditures to replace older equipment that cannot be made Y2K compliant. The sources of funding for this Project are from fiscal operating and working capital budgets. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K Project.

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

MARKET RISK

   A complete discussion and analysis of the Company's market risks is described in the Company's 1998 Annual Report on Form 10-K. Such risks include unfavorable movements in interest rates, equity prices, and foreign currency exchange rates. At December 27, 1998, there have been no material changes to the market risks described at September 27, 1998. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     10.1 - Employment Agreement
     27.0 - Financial Data Schedule

(b) Reports on Form 8-K
     No reports on Form 8-K have been filed during the quarter for which this report is filed.