Form 10-Q
period 1999-03-28
QUALCOMM INC/DE
filed 1999-05-11
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

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


   The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 5, 1999:

                Class                                    Number of Shares
Common Stock; $0.0001 per share par value                    75,322,920

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALCOMM Incorporated


                                       /s/    ANTHONY S. THORNLEY
                                       -----------------------------------------
                                              Anthony S. Thornley
                                            Executive Vice President
                                            & Chief Financial Officer

Dated:  May 10, 1999

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                          PAGE
                                                                          ----
 PART I.  FINANCIAL INFORMATION
       Item 1. Condensed Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.................      4
               Condensed Consolidated Statements of Income...........      5
               Condensed Consolidated Statements of Cash Flows.......      6
               Notes to Condensed Consolidated Financial Statements..      7-14
       Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition....................      15-29

 PART II.  OTHER INFORMATION........................................       30-31
       Item 4. Submission of Matters to a Vote of Security Holders
       Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                                   MARCH 28,         SEPTEMBER 27,
                                                                     1999                1998
                                                                  -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents ..............................        $   121,253         $   175,846
  Investments ............................................             83,395             127,478
  Accounts receivable, net ...............................            814,213             612,209
  Finance receivables ....................................             59,457              56,201
  Inventories, net .......................................            254,477             386,536
  Other current assets ...................................            215,514             178,950
                                                                  -----------         -----------
          Total current assets ...........................          1,548,309           1,537,220
PROPERTY, PLANT AND EQUIPMENT, NET .......................            557,899             609,682
FINANCE RECEIVABLES, NET .................................            352,525             287,751
OTHER ASSETS .............................................            162,663             132,060
                                                                  -----------         -----------
TOTAL ASSETS .............................................        $ 2,621,396         $ 2,566,713
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ...............        $   662,781         $   660,428
  Unearned revenue .......................................             62,858              67,123
  Bank lines of credit ...................................             64,000             151,000
  Current portion of long-term debt ......................              3,062               3,058
                                                                  -----------         -----------
          Total current liabilities ......................            792,701             881,609
LONG-TERM DEBT ...........................................              2,360               3,863
OTHER LIABILITIES ........................................             44,411              25,115
                                                                  -----------         -----------
          Total liabilities ..............................            839,472             910,587
                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 9)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...........             45,073              38,530
                                                                  -----------         -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY
 DEBT SECURITIES OF THE COMPANY ..........................            660,000             660,000
                                                                  -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 par value .....................                 --                  --
  Common stock, $0.0001 par value ........................                  7                   7
  Paid-in capital ........................................          1,102,313             959,267
  Retained earnings ......................................              5,910                  --
  Accumulated other comprehensive loss ...................            (31,379)             (1,678)
                                                                  -----------         -----------
          Total stockholders' equity .....................          1,076,851             957,596
                                                                  -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............        $ 2,621,396         $ 2,566,713
                                                                  ===========         ===========




See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 -------------------------------         -------------------------------
                                                   MARCH 28,          MARCH 29,           MARCH 28,           MARCH 29,
                                                     1999               1998                1999                1998
                                                 -----------         -----------         -----------         -----------
REVENUES:
  Communications systems ................        $   774,308         $   625,572         $ 1,591,362         $ 1,302,457
  Contract services .....................             81,452              64,927             161,266             128,958
  License, royalty and development fees .             76,635              70,054             120,990             114,992
                                                 -----------         -----------         -----------         -----------
          Total revenues ................            932,395             760,553           1,873,618           1,546,407
                                                 -----------         -----------         -----------         -----------

OPERATING EXPENSES:
  Communications systems ................            568,441             485,279           1,153,365             992,618
  Contract services .....................             55,334              49,053             112,800              95,329
  Research and development ..............            102,713              76,946             203,075             151,747
  Selling and marketing .................             53,628              59,728             123,364             115,826
  General and administrative ............             51,266              38,246             102,053              74,715
  Other (Notes 6 and 7) .................             95,824                  --              95,824              11,976
                                                 -----------         -----------         -----------         -----------
          Total operating expenses ......            927,206             709,252           1,790,481           1,442,211
                                                 -----------         -----------         -----------         -----------

OPERATING INCOME ........................              5,189              51,301              83,137             104,196

INTEREST INCOME .........................              8,229               9,573              14,035              21,763
INTEREST EXPENSE ........................             (5,459)             (1,685)             (8,774)             (4,374)
NET GAIN ON SALE OF INVESTMENTS .........                 --                  --               5,663               2,950
LOSS ON CANCELLATION OF WARRANTS (NOTE 2)             (3,273)                 --              (3,273)                 --
OTHER (NOTES 2 AND 7) ...................            (52,531)                 --             (52,531)                 --
DISTRIBUTIONS ON TRUST CONVERTIBLE
   PREFERRED SECURITIES OF  SUBSIDIARY
   TRUST ................................             (9,904)             (9,972)            (19,703)            (19,725)
MINORITY INTEREST IN INCOME OF
   CONSOLIDATED SUBSIDIARIES ............             (2,845)            (21,642)             (6,543)            (17,861)
EQUITY IN LOSSES OF INVESTEES ...........             (4,974)             (1,398)             (5,995)             (4,170)
                                                 -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES .......            (65,568)             26,222               6,016              82,779
INCOME TAX BENEFIT (EXPENSE) ............             22,948                (211)               (106)            (20,006)
                                                 -----------         -----------         -----------         -----------
NET INCOME (LOSS) .......................        $   (42,620)        $    26,011         $     5,910         $    62,773
                                                 ===========         ===========         ===========         ===========

NET EARNINGS (LOSS) PER COMMON SHARE:
  Basic .................................        $     (0.59)        $      0.38         $      0.08         $      0.91
                                                 ===========         ===========         ===========         ===========
  Diluted ...............................        $     (0.59)        $      0.36         $      0.08         $      0.85
                                                 ===========         ===========         ===========         ===========
SHARES USED IN PER SHARE CALCULATION:
  Basic .................................             72,307              68,934              71,515              68,705
                                                 ===========         ===========         ===========         ===========
  Diluted ...............................             72,307              73,143              73,263              73,643
                                                 ===========         ===========         ===========         ===========



See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                              ---------------------------
                                                                              MARCH 28,         MARCH 29,
                                                                                1999              1998
                                                                              ---------         ---------
OPERATING ACTIVITIES:
  Net income .........................................................        $   5,910         $  62,773
  Depreciation and amortization ......................................           86,719            65,119
  Other non-cash operating expenses ..................................          102,151            11,976
  Other non-cash non-operating expenses ..............................           42,204                --
  Gain on sale of available-for-sale securities ......................           (5,663)               --
  Minority interest in income of consolidated subsidiaries ...........            6,543            17,861
  Equity in losses of investees ......................................            5,995             4,170
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net ........................................         (207,641)         (153,967)
     Finance receivables, net ........................................          (68,030)          (39,990)
     Inventories, net ................................................          126,024          (134,539)
     Other assets ....................................................          (24,944)          (29,243)
     Accounts payable and accrued liabilities ........................          (50,046)          121,733
     Unearned revenue ................................................           (4,265)            7,628
     Other liabilities ...............................................            8,329             5,654
                                                                              ---------         ---------
Net cash provided (used) by operating activities .....................           23,286           (60,825)
                                                                              ---------         ---------
INVESTING ACTIVITIES:
  Capital expenditures ...............................................          (95,048)         (154,221)
  Purchases of investments ...........................................          (15,894)         (254,954)
  Maturities of investments ..........................................           59,977           454,208
  Issuance of notes receivable .......................................          (55,374)               --
  Collection of notes receivable .....................................           22,475                --
  Purchases of intangible assets .....................................               --           (11,548)
  Proceeds from sale of available-for-sale securities and cancellation
   of warrants .......................................................           10,163                --
  Investments in other entities ......................................           (9,939)           (4,052)
                                                                              ---------         ---------
Net cash (used) provided by investing activities .....................          (83,640)           29,433
                                                                              ---------         ---------
FINANCING ACTIVITIES:
  Net repayments under bank lines of credit ..........................          (87,000)          (54,000)
  Principal payments on long-term debt ...............................           (1,499)           (2,520)
  Net proceeds from issuance of common stock .........................          106,339            25,447
  Other items, net ...................................................             (703)              602
                                                                              ---------         ---------
Net cash provided (used) by financing activities .....................           17,137           (30,471)
                                                                              ---------         ---------
Effect of exchange rate changes on cash ..............................          (11,376)               --
                                                                              ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................          (54,593)          (61,863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................          175,846           248,837
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................        $ 121,253         $ 186,974
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

    Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share reflect the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants, as follows (in thousands):


                             THREE MONTHS ENDED            SIX MONTHS ENDED
                         -------------------------      -------------------------
                         MARCH 28,       MARCH 29,      MARCH 28,       MARCH 29,
                           1999            1998           1999            1998
                         ---------       ---------      ---------       ---------
Options ........              --           3,514           1,748           4,234
Warrants .......              --             695              --             704
                           -----           -----           -----           -----
                              --           4,209           1,748           4,938
                           =====           =====           =====           =====

    The computation of the diluted loss per share for the three months ended March 28, 1999 excludes approximately 5,515,000 additional common shares that are issuable upon exercise of outstanding stock options, calculated using the treasury stock method, because the effect would be anti-dilutive. Options outstanding during the three months ended March 28, 1999 and March 29, 1998 to purchase approximately 77,000 and 4,181,000 shares of common stock, respectively, and options outstanding during the six months ended March 28, 1999 and March 29, 1998 to purchase approximately 3,358,000 and 2,662,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. The conversion of the Trust Convertible Preferred Securities is not assumed for all periods presented since its effect would be anti-dilutive.

    The Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," in the first quarter of fiscal 1999. As required by the statement, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Prior year financial statements have been reclassified to conform to the current period presentation. Total comprehensive income (loss), which was comprised of net income (loss) and foreign currency adjustments, amounted to approximately ($71.9) million and $25.8 million for the three months ended March 28, 1999 and March 29, 1998, respectively, and ($23.8) million and $62.4 million for the six months ended March 28, 1999 and March 29, 1998, respectively.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

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

NOTE 2 - SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

On September 23, 1998, the Company completed the spin-off and distribution (the "Distribution" or "Leap Wireless Spin-off") to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation ("Leap Wireless") and recorded a $17.1 million liability in connection with its agreement to transfer its ownership interest in Telesystems of Ukraine ("TOU") and its working capital loan receivable from TOU ("TOU assets") to Leap Wireless if certain events occurred within 18 months of the Leap Wireless Spin-off. During the first six months of fiscal 1999, the Company provided an additional $1.7 million working capital loan to TOU and recorded 100% of the losses of TOU, net of eliminations, because the other investors' equity interests are depleted. During March 1999, the Company reassessed the recoverability of TOU assets in light of recent developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business (Note 7). As a result, the Company recorded a $15.1 million non-operating charge to write off the TOU assets, as well as a $12.0 million charge to operations to write off other assets related to the TOU contract (Note 7), and the adjusted liability to transfer TOU to Leap Wireless of $15.1 million was reversed against equity as an adjustment to the Distribution.

    In connection with the Distribution, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24.2 million net of the related deferred tax liability. In March 1999, the Company agreed to reduce the number of shares under warrant to 4,500,000 in exchange for $3.0 million in consideration from Leap Wireless, resulting in a pre-tax loss of $3.3 million. The cancellation was done to give further assurance that Leap Wireless will meet the FCC criteria for designated entity status.

NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

ACCOUNTS RECEIVABLE (IN THOUSANDS):

                                              MARCH 28,     SEPTEMBER 27,
                                                1999            1998
                                              --------        --------
Accounts receivable, net:
  Trade, net of allowance for doubtful
      accounts of $22,231 and $21,933,
      respectively ...................        $543,580        $459,324
  Long-term contracts:
     Billed ..........................         177,901         101,868
     Unbilled ........................          92,328          49,784
  Other ..............................             404           1,233
                                              --------        --------
                                              $814,213        $612,209
                                              ========        ========


    Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

FINANCE RECEIVABLES (IN THOUSANDS):

                                            MARCH 28,       SEPTEMBER 27,
                                              1999              1998
                                            ---------         ---------
Finance receivables ................        $ 420,430         $ 348,907
Allowance for doubtful receivables .           (8,448)           (4,955)
                                            ---------         ---------
                                              411,982           343,952
Current maturities .................           59,457            56,201
                                            ---------         ---------
Non-current finance receivables, net        $ 352,525         $ 287,751
                                            =========         =========


    Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment.

    At March 28, 1999, commitments to extend long-term financing for possible future sales to customers totaled approximately $276 million through fiscal 2003. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. These commitments will be included in the total finance commitments provided in connection with the disposition of assets (Note 7).

INVENTORIES (IN THOUSANDS):

                                                  MARCH 28,           SEPTEMBER 27,
                                                    1999                  1998
                                                  --------              --------
Inventories, net:
     Raw materials .................              $152,067              $180,957
     Work-in-progress ..............                74,246                81,479
     Finished goods ................                28,164               124,100
                                                  --------              --------
                                                  $254,477              $386,536
                                                  ========              ========

NOTE 4 - INVESTMENTS IN OTHER ENTITIES

    In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC, a Delaware limited liability company. Wireless Knowledge intends to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $7.5 million during the first quarter of fiscal 1999 and will be required to provide $17.5 million in additional equity contributions through June 2000.

    In January 1999, Canbra Holdings S.A. ("Canbra"), a Brazilian company formed by a consortium, comprised of Bell Canada International Ltd., WLL International, SLI Wireless S.A., Taquari Participacoes S.A., and the Company, won a bid for an operating license to provide wireless and wireline telephone services in the northern region of Brazil. The Company invested $2.4 million during the second quarter of fiscal 1999 in connection with its 16.2% ownership interest in Canbra. The Company expects to make additional equity contributions of approximately $46 million over the next three years.

    During the first six months of fiscal 1999, the Company recognized a gain of $5.7 million from the sale of available-for-sale securities.

NOTE 5 - BANK LINES OF CREDIT

    On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit agreement ("Credit Facility I") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. Credit Facility I expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the $400 million credit commitment. Credit Facility I includes certain restrictive financial and operating covenants. As of March 28, 1999, there were $7.7 million letters of credit issued, and no amounts outstanding, under Credit Facility I.

    On March 4, 1999, the Company and a group of banks entered into a $200 million unsecured revolving credit agreement ("Credit Facility II") under which the banks are committed to make loans to the Company. Credit Facility II expires in March 2000. At the Company's option, amounts outstanding in March 2000 may be converted to a one-year term loan with a final maturity of March 2001. Interest is payable at the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The Company is currently obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the $200 million credit commitment. Credit Facility II includes certain restrictive financial and operating covenants. As of March 28, 1999, there were no amounts outstanding under Credit Facility II.

NOTE 6 - RESTRUCTURING

    During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan, and the Company recorded a pretax restructuring charge to operations of $14.6 million. The restructuring charge was comprised of employee termination benefits and facility exit costs resulting primarily from the Company's plan to exit certain activities in its infrastructure business. Facility exit costs include $3.5 million of asset impairments and $0.9 million of estimated net losses on subleases or lease cancellation penalties.

    The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 650 positions identified in the restructuring plan. Severance payments will continue beyond the end of the second quarter of fiscal 1999 due to the provisions of the severance program.

    The restructuring plan specifically identified seven facilities to be closed, including one administrative office and six international sales offices. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000.

    The following table sets forth the restructuring provision and related activity as of March 28, 1999 (in thousands):

                                      ACTIVITY TO DATE
----------------------------------------------------------------------------------
                                  PROVISION           COSTS          ACCRUAL AS OF
                                  RECORDED          INCURRED         MARCH 28, 1999
----------------------------------------------------------------------------------
Employee
    termination
   benefits                      $ 10,162           $ (7,982)           $  2,180
Facility exit
   costs                            4,397             (3,526)                871
----------------------------------------------------------------------------------
Total                            $ 14,559           $(11,508)           $  3,051
----------------------------------------------------------------------------------


NOTE 7 - DISPOSITION OF ASSETS AND OTHER CHARGES

    On March 24, 1999 the Company and Telefonaktiebolaget LM Ericsson ("Ericsson") entered into an Asset Purchase Agreement (the "Agreement") for the sale by the Company to Ericsson of certain assets related to the Company's terrestrial CDMA wireless infrastructure business. The Company and Ericsson also entered into various license and settlement agreements in connection therewith, all of which are effective upon the closing of the sale (the "Closing"). The Closing is subject to certain customary closing conditions. The Company recorded a charge of $60.4 million in other operating expenses to reflect the difference between the carrying value of the net assets and the consideration to be received from Ericsson, less costs to sell. The estimated loss before income taxes for the business to be disposed of included in the results of operations for the six months ended March 28, 1999 was approximately $110 million.

    In addition, the Company and Ericsson agreed to jointly support a single worldwide CDMA standard with three optional modes for the next generation of wireless communications and have agreed to settle all of the existing litigation between the companies and enter into cross-licenses for portions of their respective CDMA patent portfolios. As part of the agreements, the Company and Ericsson will each commit to the International Telecommunication Union ("ITU") and to other standard bodies to license their essential patents for the single CDMA standard or any of its modes to the rest of the industry on a fair and reasonable basis free from unfair discrimination.

    Pursuant to the Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson of cdmaOne or cdma2000 infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Russia, and Mexico or in other areas selected by Ericsson. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such cdmaOne or cdma2000 sales. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser amounts.

    As a result of the Ericsson transaction, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business. The Company recorded a charge of $20.8 million in other operating expenses to reduce the carrying value of certain other assets to their approximate net realizable value, including $12.0 million in other assets related to the TOU contract (Note 2). The Company also recorded $52.5 million in non-operating charges, including $37.4 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15.1 million related to the write-off of TOU assets (Note 2). The Company estimates that additional charges in the third quarter of fiscal 1999 relating to the disposition of the terrestrial CDMA wireless infrastructure business will total approximately $100 million (Note 10).

NOTE 8 - INCOME TAXES

   The Company's income tax provision for the six months ended March 28, 1999 reflects an adjustment for the retroactive reinstatement of the R&D tax credit in the first quarter of fiscal 1999. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LITIGATION

    On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against the Company's subsidiary QUALCOMM Personal Electronics ("QPE") in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. The suits were later amended to include a total of eleven Ericsson patents. By order dated July 24, 1998, the Dallas action was transferred to Marshall, Texas. In December 1996, QUALCOMM filed a countersuit alleging, among other things, breach of a nondisclosure agreement by Ericsson and a pattern of conduct intended to impede the acceptance and commercial deployment of QUALCOMM's CDMA technology and is seeking a judicial declaration that certain of Ericsson's patents are not infringed by QUALCOMM and are invalid. That countersuit has been consolidated with the Marshall, Texas action. On September 10, 1996, OKI America, Inc. ("OKI") filed a complaint against Ericsson seeking a judicial declaration that certain of OKI's CDMA subscriber products do not infringe nine patents of Ericsson and that such patents are invalid. The nine patents are among the eleven patents at issue in the litigation between the Company and Ericsson. The OKI case has not yet been set for trial. On October 14, 1998, Ericsson filed a dismissal with prejudice of all of its claims under three of the patents at issue in the Marshall, Texas case. On March 24, 1999, the Company and Ericsson entered into an Asset Purchase Agreement (Note 7) for the sale by the Company to Ericsson of certain assets related to the Company's terrestrial CDMA wireless infrastructure business and also entered into various license and settlement agreements in connection therewith, all of which are effective upon the Closing. The Closing is subject to certain customary closing conditions, including receipt of required regulatory approvals. Upon the Closing, the Company, QPE and Ericsson will dismiss with prejudice all of their respective claims and counterclaims against each other. Pending the Closing, the Company and Ericsson have agreed to a stay of all litigation effective March 25, 1999. In the event the Closing does not occur by July 25, 1999, the stay will be lifted.

    On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of 4 patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of 7 additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference on August 1, 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes Motorola's claims are without merit and will continue to vigorously defend the action.

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

    On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"), filed an industry-wide action in the United States District Court for the District of Arizona. The complaint names a total of 88 parties, including the Company, as defendants and purports to assert claims for infringement of 15 patents. The complaint alleges that application specific integrated circuit ("ASIC") devices sold by the Company, or the processes by which such devices are manufactured, infringe the asserted patents. Because all of the ASICs sold by the Company are manufactured for the Company by others, the Company will likely be entitled to be defended and indemnified by its vendors with respect to many, and perhaps all, of its ASIC products. The Company believes that the Lemelson claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company believes the Lemelson claims are without merit and will vigorously defend the action.

    On May 6, 1999, Thomas Sprague, an employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's employees who have been offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities (Note 7) and who have elected not to participate in a Retention Bonus Plan being offered to such employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class seeks to include employees of the Company who (among other things) "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. As of May 7, 1999, 94 percent or more of the 1,053 transitioning employees who have unvested stock options had chosen not to join the lawsuit and to participate instead in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options. Although the Company believes the complaint has no merit and intends to defend the action vigorously, there can be no assurance that an unfavorable outcome of the action would not have a material adverse impact on the Company's results of operations, liquidity or financial position.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

LETTERS OF CREDIT AND FINANCIAL GUARANTEES

    The Company has issued a letter of credit on behalf of its equity investee Globalstar, L.P. ("Globalstar") to support a guarantee of up to $22.5 million of borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 28, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

    In addition to the letter of credit on behalf of Globalstar, the Company has $33.0 million of letters of credit and $4.7 million of other financial guarantees outstanding, excluding those against which a reserve has been taken as of March 28, 1999, none of which are collateralized.

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

LEAP WIRELESS CREDIT FACILITY

    The Company has a funding commitment to Leap Wireless in the form of a $265 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At March 28, 1999, $45.2 million is outstanding under this facility.

NOTE 10 - SUBSEQUENT EVENTS

    In April 1999, the Company announced that it will provide certain compensation benefits to employees being transferred to Ericsson in connection with the proposed sale of assets related to the Company's terrestrial CDMA wireless infrastructure business (Note 7). The Company estimates that additional charges in the third quarter of fiscal 1999 relating to the disposition of the terrestrial CDMA wireless infrastructure business will total approximately $100 million, primarily related to employee compensation benefits. This estimate is largely based on the fair market value of the Company's common stock, and therefore is subject to market fluctuations.

    On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock. The stock dividend will be distributed on May 10, 1999 to stockholders of record on April 21, 1999. Pro forma earnings (loss) per common share, giving retroactive effect to the stock split, are as follows:

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             ------------------------------        ------------------------------
                                              MARCH 28,          MARCH 29,          MARCH 28,          MARCH 29,
                                                 1999               1998              1999               1998
                                             -----------        -----------        -----------        -----------
NET EARNINGS (LOSS) PER COMMON SHARE:
  Basic .............................        $     (0.29)       $      0.19        $      0.04        $      0.46
                                             ===========        ===========        ===========        ===========
  Diluted ...........................        $     (0.29)       $      0.18        $      0.04        $      0.43
                                             ===========        ===========        ===========        ===========
SHARES USED IN PER SHARE CALCULATION:
  Basic .............................            144,614            137,868            143,030            137,410
                                             ===========        ===========        ===========        ===========
  Diluted ...........................            144,614            146,286            146,526            147,285
                                             ===========        ===========        ===========        ===========

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

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: risks relating to the closing of the proposed Ericsson transaction, including the occurrence of required closing conditions; the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Code Division Multiple Access ("CDMA") technology; continued growth in the CDMA subscriber population and the scale-up and operations of CDMA systems; risks relating to the success of the Globalstar system; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; failure to satisfy performance obligations; as well as the other risks detailed in this section, in the sections entitled Results of Operations and Liquidity and Capital Resources, and in the Company's 1998 Annual Report on Form 10-K.

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

    The Company has manufactured CDMA infrastructure products for sale to wireless network operators worldwide. On March 24, 1999, QUALCOMM and Telefonaktiebolaget LM Ericsson ("Ericsson") entered into an Asset Purchase Agreement for the sale by the Company to Ericsson of certain assets related to the Company's terrestrial CDMA wireless infrastructure business, subject to certain customary closing conditions, including receipt of required regulatory approvals.

    The Company manufactures its CDMA subscriber products primarily through QUALCOMM Personal Electronics ("QPE"), a joint venture between the Company and a subsidiary of Sony Electronics, Inc. The Company, through QPE, is one of the largest manufacturers of CDMA handsets. The Company also generates substantial revenue from the design and sale of CDMA ASICs to its licensees for incorporation into their subscriber and infrastructure products.

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

    The Company has entered into a number of development and manufacturing contracts involving the Globalstar System. The Company's development agreement provides for the design and development of the ground communications stations ("gateways") and user terminals of the Globalstar System. Under the agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a contract to manufacture and supply commercial gateways for deployment in the Globalstar System. In March 1998, the Company entered into an agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System. The Globalstar system is still being deployed, and cannot begin commercial operations until at least 32 satellites are working in orbit, the necessary ground equipment and user terminals are in place and service providers are licensed in the countries to be served. Satellite launches are risky, with about 15% of attempts ending in failure. Globalstar has already had one launch failure, and more failures may occur within the course of its launch campaign. If another launch fails, the resulting increased costs, including those associated with delay, could have a material adverse effect on the financial condition and results of operations of Globalstar. The cost of installing the Globalstar system has been revised upward from the original estimates, and further increases are possible. Until the system is fully deployed and tested, it is not certain that it will perform as designed. Even if the system operates as it should, there is no certainty that the anticipated market will develop.

    Barring unexpected adverse developments, Globalstar will need approximately $600 million more capital before it can begin commercial service in September 1999 as planned. Any delay in raising the necessary funds will delay the start of commercial service. If the start of service is significantly delayed, a larger proportion of Globalstar's debt services requirements will become due before Globalstar has positive cash flow, which will increase the amount of money Globalstar needs.

    The value of the Company's investment in and future business with Globalstar, as well as its ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and losses are expected to continue at least until commercial operations of the Globalstar System commence, which is expected to be in calendar 1999. A substantial shortfall in meeting Globalstar's capital needs could prevent completion of the Globalstar System and could materially and adversely affect the Company's results of operations, liquidity and financial position. In addition, Globalstar can terminate its development agreement with the Company if Globalstar abandons its efforts to develop the Globalstar System.

    The manufacture of wireless communications products is a complex and precise process involving specialized material, manufacturing and testing equipment and processes. The majority of the Company's products are manufactured based upon a forecast of market demand. The Company cannot assure the accuracy of its market forecast or that it will be able to effectively meet customer demand in a timely manner. Factors that could materially and adversely affect the Company's ability to meet customer demand include defects or impurities in the components or materials used, delays in the delivery of such components or materials, equipment failures or other difficulties. The Company may experience component failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the Company's manufacturing capacity.

    Revenues from customers outside of the U.S. accounted for approximately 32% and 34% of total revenues for the six months ended March 28, 1999 and in fiscal 1998, respectively. Sales of subscriber, infrastructure and ASICs products, internationally, are subject to a number of risks, including delays in opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country in which such opportunity arises.

    Wireless and satellite network operators, both domestic and international, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. In providing such financing, the Company is exposed to risk from fluctuations in foreign currency and interest rates, which could impact the Company's results of operations and financial condition. QUALCOMM's financing on products and services is denominated in dollars and any significant change in the value of the dollar against the national currency where QUALCOMM is lending could result in the increase of costs to the debtors and could restrict the debtors from fulfilling their contractual obligations. Any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. In some developing countries, including Chile, Mexico, Brazil, and Russia, significant currency devaluations relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, the Company may experience economic loss with respect to the collectability of its receivables and the value of inventories as a result of exchange rate fluctuations.

    During the commercial start-up of its system in Chile with Chilesat Telefonia Personal, S.A. ("Chilesat PCS"), the Company's equipment experienced certain problems relating to the performance of the system. As a result, Chilesat PCS has claimed that the Company is in breach of warranty. The Company has tested and delivered a processor upgrade, which the Company believes resolves the claim. Although there can be no assurance that the Company's processor upgrade will resolve the claim until the system is at specified capacity, the Company does not believe that the resolution of this claim will have a material adverse effect on the Company. Subsequent to quarter end, Chilesat PCS became a wholly-owned subsidiary of Leap Wireless.

    The Russian economic environment has experienced severe volatility, which could negatively impact the Company's prospects and have a material adverse effect on the Company's business, results of operations, liquidity and financial position. The Company currently has approximately $17 million in Russian receivables and an additional $26 million in products and deployment services placed with carriers for which the Company has not yet recognized revenues. The Company cannot guarantee that these carriers will have sufficient resources to complete their planned projects. The failure of any of these emerging service carriers to obtain sufficient financing to meet their regulatory obligations could adversely affect the value of the Company's receivables and inventories relating to these customers.

    A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements--Note 9 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RECENT DEVELOPMENTS

    The Company's terrestrial CDMA wireless infrastructure business has continued to incur losses, and the recent financial crisis in developing markets has materially impacted infrastructure products sales in fiscal 1999. In January 1999, management approved a formal restructuring plan. As a result, the Company recorded a pretax restructuring charge to operations of $15 million. The charge was comprised of employee termination benefits and facility exit costs resulting primarily from the Company's plan to exit certain activities in its infrastructure business.

    On March 24, 1999, QUALCOMM and Ericsson entered into an Asset Purchase Agreement (the "Agreement") for the sale by the Company to Ericsson of certain assets related to the Company's terrestrial CDMA wireless infrastructure business. The Company and Ericsson also entered into various license and settlement agreements in connection therewith, all of which are effective upon the closing of the sale (the "Closing"). The Closing is subject to certain customary closing conditions. The Closing is expected to occur during the Company's third fiscal quarter of 1999. Under the Agreement, (a) QUALCOMM agreed to sell certain assets relating to its terrestrial CDMA wireless infrastructure business to Ericsson in exchange for cash and the assumption of certain liabilities, (b) QUALCOMM and Ericsson agreed to jointly support a single worldwide CDMA standard with three optional modes for the next generation of wireless communications and (c) all of the existing litigation between the companies will be settled and the companies will enter into royalty-bearing cross-licenses for their respective CDMA patent portfolios.

    Pursuant to the Agreement, Ericsson will purchase certain assets of QUALCOMM's terrestrial CDMA wireless infrastructure business, including its R&D resources, located in San Diego, Calif. and Boulder, Colo., and will assume selected customer commitments, including a portion of future vendor financing obligations, related assets and personnel. The Company recorded a charge of $60 million to reflect the difference between the carrying value of the net assets and the consideration to be received from Ericsson, less costs to sell. As part of the Agreement, the Company agreed to jointly finance with Ericsson certain sales by Ericsson of cdmaOne and cdma2000 infrastructure equipment and services (the "cdmaOne/2000 Sales").

    Pursuant to the Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson of cdmaOne or cdma2000 infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Russia, and Mexico, or in other areas selected by Ericsson. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases to Ericsson also financing a portion of such cdmaOne or cdma2000 sales. Commitments represent the estimated amounts to be financed under these arrangements, however, actual financing may be in lesser amounts.

    Effective upon the closing, the Agreement will settle the litigation between Ericsson and QUALCOMM and provide for cross-licensing of patents for all CDMA technologies, including cdmaOne, WCDMA and cdma2000. The cross-licenses are royalty bearing for CDMA subscriber units sold by Ericsson and QUALCOMM. QUALCOMM also will receive rights to sublicense certain Ericsson patents, including the patents asserted in the litigation, to QUALCOMM's Application Specific Integrated Circuits ("ASIC") customers.

    The Company expects to incur additional charges in the third quarter of fiscal 1999 relating to the disposition of the terrestrial CDMA wireless infrastructure business. The Company currently estimates these charges to be approximately $100 million, primarily related to compensation for employees being transferred to Ericsson in connection with the proposed sale of the Company's terrestrial CDMA wireless infrastructure business. This estimate is largely based on the fair market value of the Company's common stock, and therefore is subject to market fluctuations.

    As part of the Agreement, QUALCOMM and Ericsson have also agreed to jointly support approval by the International Telecommunications Union ("ITU") and the other standards bodies, including the U.S. Telecommunications Industry Association ("TIA") and the European Telecommunications Standards Institute ("ETSI"), of a single CDMA third generation ("3G") standard that encompasses three optional modes of operation: 1) direct sequence Frequency Division Duplex ("FDD"), 2) multi-carrier FDD, and 3) Time Division Duplex ("TDD"). Each mode supports operation with both GSM MAP and ANSI-41 networks. The Company believes that rapid adoption of the single CDMA standard is in the best interests of the industry and will allow each operator to select which mode of operation to deploy based on marketplace needs. As part of the Agreements, QUALCOMM and Ericsson will each commit to the ITU and to other standards bodies to license their essential patents for the single CDMA standard or any of its modes to the rest of the industry on a fair and reasonable basis free from unfair discrimination. Upon the Closing, each of the companies have agreed to notify the ITU and other relevant standards bodies that any intellectual property rights blocking currently in force will be immediately withdrawn.

    There can be no assurance that the Closing will occur or that the transactions contemplated under the Agreement will be consummated. There can be no assurance that the industry or any country will adopt such a single CDMA standard or that such a standard, if adopted, will be commercially deployed. The extent to which it is commercially deployed may have a material affect on the Company. The Company believes that its CDMA patent portfolio provides broad coverage and is applicable to any commercially viable CDMA wireless system, including modes of CDMA recommended for the proposed single CDMA 3G standard. The Company has informed standards bodies, including the ITU, TIA, ETSI and the Association of Radio Industries and Business ("ARIB"), that it holds essential patents for third generation CDMA systems that have been submitted to such standards bodies. Further, the Company intends to vigorously enforce and protect its intellectual property position against any infringement. However, despite the Company's position and the license agreements entered into by the Company with Ericsson and others which provide for royalties payable to the Company for certain products employing such CDMA standards, there can be no assurance that the Company's CDMA patents will be determined to be applicable to any proposed standard. The adoption of next generation CDMA standards, if any, which are determined not to rely on the

Company's intellectual property could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

    Upon consummation of the transaction with Ericsson, the Company will retain certain terrestrial CDMA wireless infrastructure business contracts. Equipment sales and deployment services under these contracts may be subcontracted to Ericsson. The Company will no longer develop terrestrial infrastructure products. Accordingly, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business.

    The Company had intended to transfer its equity ownership interest in Telesystems of Ukraine ("TOU") to Leap Wireless International ("Leap Wireless"). During March 1999, the Company reassessed the recoverability of its ownership interest in TOU and its working capital receivable from TOU ("TOU assets") in light of recent developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business. As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract.

    The Company recorded a charge of $21 million during the second quarter to reduce the carrying value of certain other assets to their approximate net realizable value, including the $12 million in other assets related to the TOU contract. The Company also recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain consolidated statements of operations data:


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  ----------------------      ----------------------
                                                  MARCH 28,     MARCH 29,     MARCH 28,     MARCH 29,
                                                    1999          1998          1999          1998
                                                    ----          ----          ----          ----
Revenues:
     Communications systems ................          83%           82%           85%           84%
     Contract services .....................           9             9             9             8
     License, royalty and development fees .           8             9             6             8
                                                    ----          ----          ----          ----
 Total revenues ............................         100%          100%          100%          100%
                                                    ----          ----          ----          ----

 Operating expenses:
     Communications systems ................          61%           64%           62%           64%
     Contract services .....................           6             6             6             6
     Research and development ..............          11            10            11            10
     Selling and marketing .................           6             8             7             7
     General and administrative ............           5             5             5             5
     Other .................................          10            --             5             1
                                                    ----          ----          ----          ----
 Total operating expenses ..................          99%           93%           96%           93%
                                                    ----          ----          ----          ----

 Operating income ..........................           1             7             4             7
 Interest income, net ......................          --            --            --            --
Net gain on sale of investments ............          --            --            --            --
Loss on cancellation of warrants ...........          --            --            --            --
Other ......................................          (6)           --            (3)           --
Distributions on trust convertible preferred
 securities of subsidiary trust ............          (1)           (1)           (1)           (1)
Minority interest in income of  consolidated
 subsidiaries ..............................          --            (3)           --            (1)
Equity in losses of investees ..............          (1)           --            --            --
                                                    ----          ----          ----          ----
Income (loss) before income taxes ..........          (7)            3            --             5
Income tax benefit (expense) ...............           2            --            --            (1)
                                                    ----          ----          ----          ----
Net income (loss) ..........................          (5)%           3%          --%             4%
                                                    ====          ====          ====          ====
Communications systems costs as a percentage
  of communications systems revenues .......          73%           78%           72%           76%
Contract services costs as a percentage
    of contract services revenues ..........          68%           76%           70%           74%


SECOND QUARTER OF FISCAL 1999 COMPARED TO SECOND QUARTER OF FISCAL 1998

    Total revenues for the second quarter of fiscal 1999 were $932 million, an increase of $171 million or 22% compared to total revenues of $761 million for the second quarter of fiscal 1998. Revenue growth was primarily due to the significant growth in the revenue related to communications systems.

    Communications systems revenues were $774 million in the second quarter of fiscal 1999, an increase of $148 million or 24% compared to $626 million for the same period in fiscal 1998. The increase represents the higher volume of sales of CDMA subscriber and ASICs products.

    Contract services revenues for the second quarter of fiscal 1999 were $81 million, a 25% increase compared to $65 million for the same period in fiscal 1998. The dollar increase resulted primarily from revenues from the development agreement with Globalstar.

    License, royalty and development fees for the second quarter of fiscal 1999 were $77 million, compared with revenues of $70 million for the same period in fiscal 1998. In the second quarter of 1999, shipments of CDMA equipment by licensees increased, resulting in increased royalty payments due to the Company. The increase in royalties was partially offset by a decline in up-front license payments. License, royalty and development fees may continue to fluctuate quarterly due to the timing and amount of up-front fees on new licenses, royalties from sales by the Company's licensees and changes in foreign currency exchange rates. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees.

    Costs of communications systems were $568 million or 73% of communications systems revenues for the second quarter of fiscal 1999 compared to $485 million or 78% of communications systems revenues for the second quarter of fiscal 1998. Costs of communications systems for the second quarter of fiscal 1999 include $10 million in non-recurring charges primarily related to additional infrastructure equipment contract costs to be incurred as a result of the Company's decision to sell its terrestrial CDMA wireless infrastructure business. Costs of communications systems as a percentage of communications systems revenues for the second quarter of fiscal 1999 decreased primarily as a result of cost improvements related to ASICs products. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

    Contract services costs for the second quarter of fiscal 1999 were $55 million or 68% of contract services revenues, compared to $49 million or 76% of contract services revenues for the second quarter of fiscal 1998. The dollar increase in contract services costs was primarily related to increased sales under the Globalstar development contract. Contract service costs as a percentage of contract services revenue decreased due to a change in the mix of labor and materials incurred on the Globalstar development contract.

    Research and development expenses were $103 million or 11% of revenues for the second quarter of fiscal 1999, compared to $77 million or 10% of revenues for the same period in fiscal 1998.

    Selling and marketing expenses were $54 million or 6% of revenues for the second quarter of fiscal 1999, compared to $60 million or 8% of revenues for the same period in fiscal 1998. The dollar decline in selling and marketing expense was due primarily to a decrease in marketing expense for infrastructure products, including reduced headcount and proposal activity.

    General and administrative expenses for the second quarter of fiscal 1999 were $51 million or 5% of revenues, compared to $38 million or 5% of revenues for the second quarter of fiscal 1998. The dollar increase was attributable to growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased legal, patent, and information technology expenses.

    Other operating expenses for the second quarter of fiscal 1999 were $96 million. During the second quarter of fiscal 1999, the Company recorded a pretax restructuring charge to operations of $15 million. The restructuring charge was comprised of employee termination benefits and facility exit costs resulting primarily from the Company's plan to exit certain activities in its infrastructure business. In March 1999, the Company entered into the Agreement with Ericsson to sell certain assets related to its terrestrial CDMA wireless infrastructure business and various license and settlement agreements in connection therewith. As a result, the Company recorded charges of $60 million to reflect the difference between the carrying value of the net assets to be sold and the consideration to be received, less costs to sell, and $21 million to reduce the carrying value of certain other assets relating to its terrestrial CDMA wireless infrastructure business.

    Interest income was $8 million for the second quarter of fiscal 1999, compared to $10 million for the same period in fiscal 1998 due to lower cash and investment balances.

    Interest expense was $5 million for the second quarter of fiscal 1999, compared to $2 million for the same period in fiscal 1998. The higher interest expense is due to higher average balances on the bank lines of credit.

    During the second quarter of fiscal 1999, the Company recorded a loss of $3 million in connection with the cancellation of warrants to purchase 1,000,000 common shares of Leap Wireless. The cancellation was done to give further assurance that Leap Wireless will meet the FCC criteria for designated entity status.

    During the second quarter of fiscal 1999, the Company recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets.

    Distributions on Trust Convertible Preferred Securities of $10 million for the second quarter of fiscal 1999 and 1998 relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in February 1997.

    The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony. The minority interest for the second quarter of 1998 includes the impact of restructuring QPE.

    The second quarter loss resulted in an income tax benefit of $23 million for the second quarter of fiscal 1999 compared to an income tax expense of $0.2 million for the same period in fiscal 1998. The annual effective tax rate for fiscal 1999 is currently estimated to be 35%, excluding the effect of the reinstatement of the R&D tax credit, compared to 30% for fiscal 1998, excluding an increase in certain estimated tax credits.

FIRST SIX MONTHS OF FISCAL 1999 COMPARED TO FIRST SIX MONTHS OF FISCAL 1998

    Total revenues for the first six months of fiscal 1999 were $1,874 million, an increase of $328 million or 21% over total revenues of $1,546 million for the first six months of fiscal 1999.

    Communications systems revenues for the first six months of fiscal 1999 were $1,591 million, a 22% increase compared to revenues of $1,302 million for the same period in fiscal 1998. The increase for the first six months of fiscal 1999 represents the higher volumes of sales of CDMA subscriber and ASICs products, increased revenues from the expansion of the installed OmniTRACS base in the U.S., and sales of commercial gateways for deployment in the Globalstar system.

    Contract services revenues for the first six months of fiscal 1999 increased to $161 million from $129 million for the same period in fiscal 1998, an increase of 25%. The increase of $32 million resulted primarily from the development agreement with Globalstar.

    License, royalty and development fees for the first six months of fiscal 1999 were $121 million, compared to $115 million for the same period in fiscal 1998, an increase of 5%. The increase was driven by increased royalties recognized in conjunction with the worldwide sales of subscriber units utilizing the Company's CDMA technology by the Company's licensees, partially offset by lower up front license fees. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees.

    Costs of communications systems for the first six months of fiscal 1999 were $1,153 million or 72% of communications systems revenues, compared to $993 million or 76% of communications systems revenues for the same period in fiscal 1998. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber and ASICs products, and sales of commercial gateways. Communications systems costs as a percentage of communications systems revenues decreased primarily as a result of cost improvements related to ASICs products. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

    Contract services costs for the first six months of fiscal 1999 were $113 million or 70% of contract services revenues, compared to $95 million or 74% of contract services revenues for the same period in fiscal 1998. The dollar increase in contract services costs was primarily related to the Globalstar development contract. Contract service costs as a percentage of contract services revenue decreased due to a change in the mix of labor and materials incurred on the Globalstar development contract.

    For the first six months of fiscal 1999, research and development expenses were $203 million or 11 % of revenues, compared to $152 million or 10% of revenues for the first six months of fiscal 1998.

    For the first six months of fiscal 1999, selling and marketing expenses were $123 million or 7% of revenues, compared to $116 million or 7% of revenues for the same period in fiscal 1998.

    General and administrative expenses for the first six months of fiscal 1999 were $102 million or 5% of revenues, compared to $75 million or 5% of revenues for the same period in fiscal 1998. The dollar increase for the first six months of fiscal year 1999 was attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations, increased litigation, patent and information technology expenses.

    During the first six months of fiscal 1999, other operating expenses were $96 million, compared to $12 million for the same period in fiscal 1998. During the first six months of fiscal 1999, the Company recorded a pretax restructuring charge to operations of $15 million. The restructuring charge was comprised of employee termination benefits and facility exit costs resulting primarily from the Company's plan to exit certain activities in its infrastructure business. In March 1999, the Company entered into the Agreement with Ericsson to sell certain assets related to its terrestrial CDMA wireless infrastructure business, and various license and settlement agreements in connection therewith. As a result, the Company recorded charges of $60 million to reflect the difference between the carrying value of the net assets to be sold and the consideration to be received, less costs to sell, and $21 million to reduce the carrying value of certain other assets relating to its terrestrial CDMA wireless infrastructure business and various license and settlement agreements in connection therewith.

    During the first six months of fiscal 1998, the Company acquired, for $10 million, substantially all of the assets of Now Software, Inc. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the same period, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

    For the first six months of fiscal 1999, interest income was $14 million compared to $22 million for the same period in fiscal 1998. The higher interest income for the first six months of fiscal 1998 was related to the interest earned on the proceeds from the private placement of Trust Convertible Preferred Securities which occurred during February 1997.

    For the first six months of fiscal 1999, interest expense was $9 million compared to $4 million for the same period in fiscal 1998, as a result of the interest charged on the higher average balances on the bank lines of credit.

    During the first six months of fiscal 1999, the Company recognized a gain of $6 million on the sale of available-for-sale securities, as compared to a net gain of $3 million during the same period in fiscal 1998, from the sale of, and other investing activities related to, investments in other entities.

    During the first six months of fiscal 1999, the Company recorded a loss of $3 million in connection with the cancellation of warrants to purchase 1,000,000 common shares of Leap Wireless. The cancellation was done to give further assurance that Leap Wireless will meet the FCC criteria for designated entity status.

    During the first six months of fiscal 1999, the Company recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write off of TOU assets.

    Distributions on Trust Convertible Preferred Securities of $20 million for the first six months of fiscal 1999 and 1998 relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in February 1997.

    The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony.

    Income tax expense was $0.1 million for the first six months of fiscal 1999 compared to $20 million for the same period in fiscal 1998, resulting primarily from the non-recurring charges for the first six months of fiscal 1999. The income tax expense for the first six months of fiscal 1999 reflects the benefit for the reinstatement of the R&D tax credit retroactive to July 1, 1998. The annual effective tax rate for fiscal 1999 is currently estimated to be 35%, excluding the effect of the reinstatement of the R&D tax credit, compared to 30% for fiscal 1998, excluding an increase in certain estimated tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that the cash and cash equivalents and investments balances of $205 million at March 28, 1999, including interest earned thereon, will be used to fund working and fixed capital requirements, financing for customers of its CDMA infrastructure products and investment in joint ventures or other companies and other assets to support the growth of its business. The Company contemplates raising additional funds from a combination of sources including potential debt and equity issuances. There can be no assurance that additional financing will be available on acceptable terms or at all. In addition, the Company's Credit Facilities as well as notes and indentures, place restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

    The Company has two unsecured credit facilities ("Credit Facilities") under which banks are committed to make up to $400 million and $200 million in revolving loans to the Company. The Credit Facilities expire in March 2001 and 2000, respectively. The $400 million facility may be extended on an annual basis upon maturity. At the Company's option, amounts outstanding under the $200 million facility may be converted to a one year term loan with a final maturity of March 2001. The Company is currently obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the Credit Facilities. The Credit Facilities include certain restrictive financial and operating covenants. At March 28, 1999, there were $8 million letters of credit issued, and no amounts outstanding, under the Credit Facilities.

    In the first six months of fiscal 1999, $23 million in cash was provided by operating activities, compared to the use of $61 million for operating activities the first six months of fiscal 1998. Cash used by operating activities in the first six months of fiscal 1999 and 1998 includes $221 million and $223 million, respectively, of net working capital requirements offset by $244 million and $162 million, respectively, of net cash flow provided by operations. Net working capital requirements of $221 million during the first six months of fiscal 1999 primarily reflect increases in accounts receivable and finance receivables and reductions in accounts payable and accrued liabilities, offset by a decrease in inventories. The increase in accounts receivable and finance receivables, and the decrease in accounts payable and accrued liabilities, during the first six months of fiscal 1999 primarily reflects the continued growth in products and component sales. The reduction in total inventory is primarily the result of inventory management programs.

    The Company has entered into strategic alliance agreements to support the design and manufacture of CDMA infrastructure products. In one of these agreements, in which QUALCOMM participates on a percentage basis with the prime contractor, outstanding finance receivables of $20 million from the prime contractor are being withheld subject to the end-customer's complete acceptance of the total system. There is currently a dispute between the prime contractor and the end-customer as to the contract language of the acceptance criteria. The Company believes it has met its obligations and is entitled to payment under the contract. The Company may be exposed to the extent the prime contractor is not successful in obtaining the customer's acceptance or negotiates a reduced payment.

    Investments in capital expenditures, intangible assets and other entities totaled $105 million in the first six months of fiscal 1999, compared to $170 million in the same period of fiscal 1998. Significant components in the first six months of fiscal 1999 consisted of the purchase of $95 million of capital assets, and the investment of $10 million in newly formed development stage entities. The Company expects to continue making investments in capital assets throughout fiscal 1999.

    In the first six months of fiscal 1999, the Company's financing activities provided $17 million. The Company and QPE repaid net amounts of $80 million and $7 million, respectively, on their outstanding credit facilities, and the Company realized $106 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first six months of fiscal 1998, the Company's financing activities used net cash of $30 million. The first six months of fiscal 1998 included $25 million from the issuance of common stock under the Company's stock option and employee stock purchase plans, offset by $54 million in net repayments on outstanding bank lines of credit.

    During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. At March 28, 1999, of approximately $105 million in interest bearing financed amounts and approximately $246 million in accounts receivable, including $80 million not yet billed, were outstanding from Globalstar.

    At March 28, 1999, commitments to extend long-term financing for possible future sales to customers totaled approximately $276 million through fiscal 2003. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. Pursuant to the Ericsson Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson. Commitments outstanding at March 28, 1999 will be included in the $400 million.

    The Company has committed to provide a guarantee of a working capital bank loan of $100 million to its customer, Pegaso Telecommunicaciones, S.A. de C.V. ("Pegaso"), to facilitate its network launch and purchase of equipment from the Company. In April 1999, the Company provided a $10 million working capital loan to Pegaso repayable within 30 days.

    The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 28, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

    As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by QUALCOMM of substantial equity in the operating company. At March 28, 1999, the Company has investments in Shinsegi Telecomm, Inc. (Korea) and Canbra Holdings, S. A. (Brazil).

    Canbra Holdings, S. A., a consortium comprised of Bell Canada International Inc. (34.4%), QUALCOMM Incorporated (16.2%), SLI Wireless S.A. (12.5%), Taquari Participaoes S.A. (2.5%) and WLL International (34.4%), announced on January 15, 1999 that it has won an operating license to provide wireless and wireline telephone services in the northeast region of Brazil. QUALCOMM invested $2.4 million during the second quarter of fiscal 1999 and expects to make additional equity contributions over the next three years in amounts approximating $46 million.

    A second consortium comprised of Bell Canada International Inc. (35.3%), QUALCOMM Incorporated (16.6%), SLI Wireless S.A. (12.8%), and WLL International (34.3%) announced on April 23, 1999 that it has won an operating license to provide wireless and wireline telephone services in the Sao Paulo State of Brazil. QUALCOMM will invest approximately $8 million over the next two years related to its interest in the consortium.

    In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC, a Delaware limited liability company. Wireless Knowledge intends to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $7.5 million during the first quarter of fiscal 1999 and will be required to provide an additional $17.5 million in equity contributions through June 2000.

    QUALCOMM has a substantial funding commitment to Leap Wireless in the form of a $265 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due on September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At March 28, 1999, $45.2 million was outstanding under this facility.

YEAR 2000 READINESS

    The Year 2000 ("Y2K") issue relates to the way computer systems and programs define calendar dates. A system could fail or miscalculate a date including "00" to mean 1900 rather than 2000. Also, other systems and products that are not typically recognized as computer or information technology related may contain embedded hardware or software that would be affected by this issue.

    The Company has been working on correcting Y2K problems since 1997. As part of this strategy, a Y2K Program Office was formed consisting of a Program Director and key individuals. In February 1999, the Company reorganized the Program Office and it is now led by the Company's Chief Information Officer ("CIO"). It is sponsored by each division President and is composed of Senior IT Managers / Directors within each division. These leaders are responsible for working within their divisions to ensure Y2K readiness with a primary focus on products and customers. Functional areas which support all divisions are also members of the Program Office. These include Supply Chain, Corporate Human Resources and Accounting, Logistics, Facilities, and certain elements of Information Technology. All Program Office members are focusing attention and required resources on the Company's Y2K issues. The Company has also engaged outside consulting firms to assist with the effort. All Y2K efforts are being tracked through the Program Office though plans have been developed and are being executed at the division and functional area levels. This strategy is expected to reduce the Company's level of uncertainty about the Y2K problem, and in particular, about the Y2K readiness of the Company's critical customers and suppliers. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

    As of March 28, 1999, the Company's Y2K Project ("Project"), designed to minimize the impact of Y2K problems on operations, is proceeding on the revised schedule. However, the Company is unable to completely determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. This is due to the general uncertainty inherent in the Y2K problems, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, customers and utility services.

    The members of the Company's Y2K Program Office are addressing the issues under four major sections: Internal Readiness, Supply Chain Assessment, Product Readiness and Customer Readiness. Each section is evaluated through four phases: Discovery, Assessment, Remediation and Post-Remediation. Discovery is the process of identifying potential Y2K issues throughout the Company's critical business process. Assessment is the process of categorizing issues that were identified in the Discovery phase into "ready," "not ready" or "needs more study." Remediation is the process of fixing and testing those items that must be ready for the Y2K. Post-Remediation is the process of addressing Y2K issues that were not previously or not adequately corrected.

    Internal Readiness addresses the computing and communications infrastructure, the tools and systems used to develop products and run the business, and internal service organizations. The Company has identified the majority of the critical systems and non-computer related items that are required to be Y2K ready. Using supplier data and internal discovery methods, remediation or replacement efforts have begun. Those items considered most critical to continuing operations are given the highest priority, and testing on these items is scheduled to be complete by October 1999. The Company has established a dedicated Y2K readiness testing lab for testing the Company's computing and communications infrastructure as well as the Company's critical business tools. The majority of non-ready critical systems are scheduled to be retired, replaced, or repaired by October 1999. At this time, no critical issues have been identified that will not be made ready by calendar year-end 1999.

    Supply Chain Assessment involves evaluating the Y2K readiness of QUALCOMM's suppliers and their ability to continue delivering materials and services after 1999. The Company has initiated formal communications with critical suppliers to determine the Company's vulnerability to suppliers' Y2K issues. The Company has requested that critical suppliers represent their products and services to be Y2K ready and that they have a program to test for that readiness. The Company has received initial Y2K readiness information from the majority of critical suppliers. On-site visits of key suppliers for the purpose of verifying Y2K readiness status are being conducted during the first two calendar quarters of 1999. Based on knowledge gained through communication with critical suppliers and in parallel with the supplier assessment process, the Company is developing contingency plans to ensure minimal interruption of supply. The Company is scheduled to assess the majority of its critical suppliers' state-of-readiness for Y2K by June 30, 1999. If the Company determines a critical supplier is not on track to be Y2K ready, the Company will solidify contingency plans relevant to those suppliers, while in parallel initiating a search for alternate solutions to avoid supply chain interruptions. At this time, no critical suppliers have been identified as not being Y2K ready, however, the assessment is not complete. In addition, the Company is participating in the High Technology Consortium - Year 2000 and Beyond, and leveraging that organization and resource pool to augment the Company's efforts.

    Product Readiness includes the review of QUALCOMM's products for Y2K readiness. The Company's program office has been working with individual business unit managers to review all QUALCOMM products for Y2K readiness. The Company believes the majority of its products are Y2K ready with further formal verification being initiated where required. The majority of testing for Y2K product readiness is scheduled for completion by September 1999. The Company expects to verify Y2K readiness for the majority of products and to have an upgrade or migration path available for legacy products by November 1999.

    Customer Readiness is the review of QUALCOMM's major customers for Y2K readiness. The Program Office has organized a review targeted to cover a significant portion of the Company's customers. Customer lists are being generated and survey work has begun. The Company does not currently have sufficient information concerning the Y2K readiness status of major customers. The Company is requesting information from customers to understand their state of Y2K readiness and has scheduled this process for completion by September 1999.

    While the Company expects these efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. The need for a contingency plan is recognized and plans will be developed to deal with issues such as "at risk" suppliers and interruption of utility and other services. The response of certain third parties is beyond the control of the Company. If the Company does not receive adequate Y2K readiness responses from its critical suppliers or customers prior to June 1999, contingency plans will be developed by September 1999. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting alternate shutdown and start-up schedules and other appropriate measures. At this time, the Company cannot estimate the additional cost, if any, from the implementation of such contingency plans.

    The Company believes its critical systems will be Y2K ready by October 1999. However, there is no guarantee that these results will be achieved. Specific factors contributing to this uncertainty include failure to identify all susceptible systems, non-readiness by third parties whose systems and operations impact the Company and other similar uncertainties. A worst case scenario might include one or more of the Company's internal systems, suppliers, products or customers not being Y2K ready. An event such as this could result in a material disruption to the Company's operations. Specifically, the Company could experience software application, computer network, manufacturing products and telephone system failures. Supply chain and product non-readiness could result in the failure of the Company to perform on contracts, delayed delivery of products to customers and inadequate customer service. Customer non-readiness could result in delayed payments for products and services and build up of inventories. Should a worst case scenario occur, it could, depending on its duration, have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

    To date the Company has spent an estimated $10 million on this Project. Total budgeted cost at this time is estimated at $28 million. The funding for this Project comes from operations and working capital. The Company does not have a project tracking system that tracks the cost and time that its employees spend on the Y2K project. However, the Company estimates the allocable time of employees using average hourly rates for each class of employee. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K Project.

FUTURE ACCOUNTING REQUIREMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

MARKET RISK

    A complete discussion and analysis of the Company's market risks is described in the Company's 1998 Annual Report on Form 10-K. Such risks include unfavorable movements in interest rates, equity prices, and foreign currency exchange rates. In regard to foreign exchange risk, foreign exchange financial instruments that are subject to the effects of currency fluctuations which may affect reported earnings include financial instruments which are not denominated in the currency of the legal entity holding the instruments. Such risk exists in connection with both equity investees and wholly-owned subsidiaries. Because of the rapid ramp up in operations during the first six months of fiscal 1999 by the Company's wholly-owned subsidiary, QUALCOMM do Brazil (QdB), accounts payable and receivable not denominated in the currency of QdB have increased dramatically since September 27, 1998. QdB uses the local currency, the Brazilian real, as its functional currency. During the second quarter of fiscal 1999, a significant devaluation occurred in the Brazilian real. As a result, the Company recorded a $29 million translation loss in equity. The Company also recorded a $2 million transaction gain which affected earnings as a result of local currency denominated price protection agreements. At March 28, 1999, the Company has $1 million in net payables at QdB which are not denominated in the local currency. The fair value of those net payables would increase by $0.1 million if the U.S. dollar were to depreciate against the Brazilian real by 10%. This hypothetical amount is suggestive of the effect on fair value, but not on future cash flows assuming that the Company does not sell QdB. At March 28, 1999, there have been no other material changes to the market risks described at September 27, 1998. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES


Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on February 23, 1999. At the Annual Meeting, the stockholders of the Company (i) elected five directors to hold office until the 2002 Annual Meeting of Stockholders or until his/her successor is elected, as listed below; (ii) approved the Company's 1991 Stock Option Plan, as amended; and (iii) ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 26, 1999. The Company had 70,864,528 shares of Common Stock outstanding as of December 28, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 63,012,349 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

                             Shares Voting         Shares
               Director      In Favor              Withheld
               --------      -------------         --------
        Robert E. Kahn       62,864,307            148,921
        Jerome S. Katzin     62,861,454            148,921
        Duane A. Nelles      62,864,235            148,921
        Frank Savage         62,863,974            148,921
        Brent Scowcroft      62,863,170            148,921

Directors whose term of office continued after the annual meeting are: Richard
C. Atkinson, Peter M. Sacerdote, Diana Lady Dougan, Marc I. Stern, Irwin Mark Jacobs, Andrew J. Viterbi, Adelia A. Coffman, and Neil Kadisha.

Proposal 2:  Approval of the 1991 Stock Option Plan, as Amended

             Votes in favor:        52,188,524
             Votes against:         10,628,365
             Abstentions:              195,460
             Broker non-votes:               0

Proposal 3:  Ratification of Selection of Independent Accountants

               Votes in favor:     62,856,912
               Votes against:          73,717
               Abstentions:            81,720

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    2.1 - Asset Purchase Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated as of March 24, 1999. (1) (2)

   10.1 - Credit Agreement dated as of March 4, 1999, among QUALCOMM Incorporated, as Borrower, the Lender Parties, Bank of America National Trust & Savings Association as Administrative Agent and Syndication Agent, and Citibank N.A., as Documentation Agent and Syndication Agent. (1)

   10.2 - Multi-Product License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999. (1)

   10.3 - Subscriber Unit License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999. (1)

   10.4 - Settlement Agreement and Mutual Release between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.

   10.5 - First Amendment to Revolving Credit Agreement between QUALCOMM Incorporated, Bank of America National Trust & Savings Association, et al, and Citibank N.A. dated March 24, 1999.

   27.0 -  Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

(1) Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions will be filed separately with the Securities and Exchange Commission.

(2) Schedules omitted pursuant to Rule 601(b)(2) of Regulation S-K of the Securities and Exchange Commission. Registrant undertakes to furnish such schedules and attachments thereto to the Securities and Exchange Commission upon request.