Form 10-Q
period 1999-06-27
QUALCOMM INC/DE
filed 1999-08-06
CIK 804328

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

                         COMMISSION FILE NUMBER 0-19528

                              QUALCOMM INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-3685934
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO)

5775 MOREHOUSE DR., SAN DIEGO, CALIFORNIA              92121-2779
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (858) 587-1121
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        FORMER ADDRESS: 6455 LUSK BLVD., SAN DIEGO, CALIFORNIA 92121-2779

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

        The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 3, 1999:

                  Class                             Number of Shares
Common Stock; $0.0001 per share par value               160,545,286

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUALCOMM Incorporated



                                        /s/        ANTHONY S. THORNLEY
                                        ----------------------------------------
                                                   Anthony S. Thornley
                                                Executive Vice President
                                                & Chief Financial Officer

Dated:  August 5, 1999

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets........................   4
                 Condensed Consolidated Statements of Income..................   5
                 Condensed Consolidated Statements of Cash Flows..............   6
                 Notes to Condensed Consolidated Financial Statements.........   7-15
        Item 2.  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition.......................   16-30

PART II. OTHER INFORMATION....................................................   31
        Item 1.  Legal Proceedings
        Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                        JUNE 27,        SEPTEMBER 27,
                                                                          1999               1998
                                                                       ----------       -------------
CURRENT ASSETS:

  Cash and cash equivalents ........................................   $  436,100        $   175,846
  Investments ......................................................       12,074            127,478
  Accounts receivable, net .........................................      747,059            612,209
  Finance receivables ..............................................       39,784             56,201
  Inventories, net .................................................      212,941            386,536
  Other current assets .............................................      245,238            178,950
                                                                       ----------        -----------
          Total current assets .....................................    1,693,196          1,537,220
Property, Plant and Equipment, Net .................................      541,178            609,682
Finance Receivables, Net ...........................................      454,678            287,751
Other Assets .......................................................      288,384            132,060
                                                                       ----------        -----------
Total Assets .......................................................   $2,977,436        $ 2,566,713
                                                                       ==========        ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities .........................   $  589,146        $   660,428
  Unearned revenue .................................................       60,697             67,123
  Bank lines of credit .............................................       98,000            151,000
  Current portion of long-term debt ................................        3,054              3,058
                                                                       ----------        -----------
          Total current liabilities ................................      750,897            881,609
LONG-TERM DEBT .....................................................        2,304              3,863
OTHER LIABILITIES ..................................................      106,602             25,115
                                                                       ----------        -----------
          Total liabilities ........................................      859,803            910,587
                                                                       ----------        -----------

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 9)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .....................       48,525             38,530
                                                                       ----------        -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST CONVERTIBLE
 PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY DEBT
 SECURITIES OF THE COMPANY .........................................      659,862            660,000
                                                                       ----------        -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.0001 par value ...............................           --                 --
  Common stock, $0.0001 par value ..................................           15                 14
  Paid-in capital ..................................................    1,326,963            959,260
  Retained earnings ................................................       64,858                 --
  Accumulated other comprehensive income (loss) ....................       17,410             (1,678)
                                                                       ----------        -----------
          Total stockholders' equity ...............................    1,409,246            957,596
                                                                       ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $2,977,436        $ 2,566,713
                                                                       ==========        ===========



            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             ---------------------------       -----------------------------
                                              JUNE 27,         JUNE 28,         JUNE 27,          JUNE 28,
                                                1999             1998             1999              1998
                                             -----------       ---------       -----------       -----------
REVENUES:
  Communications systems .................   $   823,561       $ 758,627       $ 2,414,923       $ 2,061,084
  Contract services ......................        87,860          69,947           249,126           198,905
  License, royalty and development fees ..        92,645          46,923           213,635           161,915
                                             -----------       ---------       -----------       -----------

          Total revenues .................     1,004,066         875,497         2,877,684         2,421,904
                                             -----------       ---------       -----------       -----------

OPERATING EXPENSES:

  Communications systems .................       539,092         574,053         1,692,457         1,566,671
  Contract services ......................        58,575          50,627           171,375           145,956
  Research and development ...............        93,791          92,810           296,866           244,557
  Selling and marketing ..................        50,460          64,693           173,824           180,519
  General and administrative .............        54,424          39,961           156,477           114,676
  Other (Notes 6 and 7) ..................       109,345              --           205,169            11,976
                                             -----------       ---------       -----------       -----------
          Total operating expenses .......       905,687         822,144         2,696,168         2,264,355
                                             -----------       ---------       -----------       -----------

OPERATING INCOME .........................        98,379          53,353           181,516           157,549

INTEREST INCOME ..........................        11,610          10,672            25,645            32,435
INTEREST EXPENSE .........................        (2,704)         (1,792)          (11,478)           (6,166)
NET GAIN ON SALE OF INVESTMENTS ..........            --              --             5,663             2,950
LOSS ON CANCELLATION OF WARRANTS
  (NOTE 2) ...............................            --              --            (3,273)               --
OTHER (NOTES 2 AND 7) ....................            --         (20,000)          (52,531)          (20,000)
DISTRIBUTIONS ON TRUST CONVERTIBLE
  PREFERRED SECURITIES OF
  SUBSIDIARY TRUST .......................        (9,694)         (9,771)          (29,397)          (29,496)
MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARIES ..............        (3,452)        (18,696)           (9,995)          (36,557)
EQUITY IN LOSSES OF INVESTEES ............        (3,450)         (5,537)           (9,445)           (9,707)
                                             -----------       ---------       -----------       -----------
INCOME BEFORE INCOME TAXES ...............        90,689           8,229            96,705            91,008
INCOME TAX EXPENSE .......................       (31,741)         (2,386)          (31,847)          (22,392)
                                             -----------       ---------       -----------       -----------
NET INCOME ...............................   $    58,948       $   5,843       $    64,858       $    68,616
                                             ===========       =========       ===========       ===========

NET EARNINGS PER COMMON SHARE:
  Basic ..................................   $      0.39       $    0.04       $      0.45       $      0.50
                                             ===========       =========       ===========       ===========
  Diluted ................................   $      0.35       $    0.04       $      0.42       $      0.47
                                             ===========       =========       ===========       ===========

SHARES USED IN PER SHARE CALCULATION:
  Basic ..................................       150,290         138,574           145,450           137,798
                                             ===========       =========       ===========       ===========
  Diluted ................................       187,883         147,956           154,256           147,509
                                             ===========       =========       ===========       ===========



            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                    ---------------------------
                                                                     JUNE 27,          JUNE 28,
                                                                       1999              1998
                                                                    ---------         ---------
OPERATING ACTIVITIES:
    Net income ..................................................   $  64,858         $  68,616
    Depreciation and amortization ...............................     126,784           100,871
    Acquired in-process research and development ................          --             6,976
    Restructuring, impairments, and other non-cash charges ......     234,993            25,000
    Gain on sale of available-for-sale securities ...............      (5,663)               --
    Minority interest in income of consolidated subsidiaries ....       9,995            36,557
    Equity in losses of investees ...............................       9,445             9,707
    Increase (decrease) in cash resulting from changes in:
        Accounts receivable, net ................................    (140,680)         (342,483)
        Finance receivables, net ................................    (212,116)          (66,404)
        Inventories, net ........................................      95,963          (168,649)
        Other assets ............................................     (17,826)          (54,189)
        Accounts payable and accrued liabilities ................      (5,114)          146,254
        Unearned revenue ........................................      (5,868)           47,410
        Other liabilities .......................................      13,036             8,296
                                                                    ---------         ---------
    Net cash provided (used) by operating activities ............     167,807          (182,038)
                                                                    ---------         ---------
INVESTING ACTIVITIES:
    Capital expenditures ........................................    (136,884)         (235,288)
    Purchases of investments ....................................     (26,025)         (255,427)
    Maturities of investments ...................................     141,429           585,368
    Issuance of notes receivable ................................    (131,826)          (15,000)
    Collection of notes receivable ..............................      42,474                --
    Purchases of intangible assets ..............................          --           (12,959)
    Net proceeds from sale of infrastructure business assets ....      98,097                --
    Proceeds from sale of available-for-sale securities and
        cancellation of warrants ................................      10,163                --
    Investments in other entities ...............................     (19,152)          (11,189)
                                                                    ---------         ---------
Net cash (used) provided by investing activities ................     (21,724)           55,505
                                                                    ---------         ---------
FINANCING ACTIVITIES:
    Net (repayments) borrowings under bank lines of credit ......     (53,000)           28,000
    Principal payments on long-term debt ........................      (1,563)           (3,274)
    Net proceeds from issuance of common stock ..................     182,624            32,273
    Other items, net ............................................        (703)              602
                                                                    ---------         ---------
Net cash provided by financing activities .......................     127,358            57,601
                                                                    ---------         ---------
Effect of exchange rate changes on cash .........................     (13,187)               --
                                                                    ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............     260,254           (68,932)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................     175,846           248,837
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 436,100         $ 179,905
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

        On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references in the financial statements and notes to number of shares and per share amounts have been restated to reflect this stock split.

        Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable as follows; upon exercise of outstanding stock options and warrants, calculated using the treasury stock method, and upon conversion of the Trust Convertible Preferred Securities, determined on an if converted method (in thousands):

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                             ----------------------     ---------------------
                                             JUNE 27,      JUNE 28,     JUNE 27,     JUNE 28,
                                                1999         1998         1999         1998
                                             --------      --------     --------     --------
Options ...................................   19,426        7,979        8,806        8,305
Warrants ..................................       --        1,403           --        1,406
Trust Convertible Preferred Securities ....   18,167           --           --           --
                                              ------        -----        -----        -----
                                              37,593        9,382        8,806        9,711
                                              ======        =====        =====        =====

        Options outstanding during the three months ended June 27, 1999 and June 28, 1998 to purchase approximately 35,000 shares and 7,400,000 shares of common stock, respectively, and options outstanding during the nine months ended June 27, 1999 and June 28, 1998 to purchase approximately 4,489,000 and 6,017,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for the three months ended June 27, 1999 is increased by $6 million representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The inclusion of additional common shares assuming the conversion of the Trust Convertible Preferred Securities for the nine months ended June 27, 1999, the three month and nine month periods ended June 28, 1998 would have been anti-dilutive.

        The Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," in the first quarter of fiscal 1999. As required by FAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Prior year financial statements have been reclassified to conform to the current period presentation. Total comprehensive income, which is comprised of net income and other comprehensive income (loss), amounted to approximately $108 million and $6 million for the three months ended June 27, 1999 and June 28, 1998, respectively, and $84 million and $68 million for the nine months ended June 27, 1999 and June 28, 1998, respectively. Components of other comprehensive income (loss) consist of the following:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                           ----------------------      -----------------------
                                           JUNE 27,      JUNE 28,      JUNE 27,       JUNE 28,
                                             1999          1998          1999           1998
                                           --------      --------      --------       --------
Foreign currency translation
  adjustments ...........................    8,273         (216)        (21,428)        (550)
Change in unrealized gains on
  marketable securities .................   67,752           --          67,752           --
Income tax expense ......................  (27,236)          --         (27,236)          --
                                           -------         ----         -------         ----
Other comprehensive income (loss) .......   48,789         (216)         19,088         (550)
                                           =======         ====         =======         ====

        During the third quarter of fiscal 1999, the Company recorded $41 million in unrealized gains, net of taxes, on available-for-sale securities as a result of the initial public offering of an investee. The securities had previously been recorded at cost The gain was recorded in other comprehensive income as a component of equity.

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

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

        NOTE 2 - SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

        On September 23, 1998, the Company completed the spin-off and distribution (the "Distribution" or "Leap Wireless Spin-off") to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation ("Leap Wireless") and recorded a $17 million liability in connection with its agreement to transfer its ownership interest in Telesystems of Ukraine ("TOU") and its working capital loan receivable from TOU ("TOU assets") to Leap Wireless if certain events occurred within 18 months of the Leap Wireless Spin-off. During the first six months of fiscal 1999, the Company provided an additional $2 million working capital loan to TOU and recorded 100% of the losses of TOU, net of eliminations, because the other investors' equity interests are depleted. During March 1999, the Company reassessed the recoverability of TOU assets in light of recent developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business (Note 7). As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract (Note 7), and the adjusted liability to transfer TOU to Leap Wireless of $15 million was reversed against equity as an adjustment to the Distribution. At June 27, 1999, all TOU assets were fully reserved or written off.

        In connection with the Distribution, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24 million net of the related deferred tax liability. In March 1999, the Company agreed to reduce the number of shares under warrant to 4,500,000 in exchange for $3 million in consideration from Leap Wireless, resulting in a pre-tax loss of $3 million. The cancellation was done to enable Leap Wireless to meet FCC regulatory requirements.

NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

        ACCOUNTS RECEIVABLE (IN THOUSANDS):

                                              JUNE 27,      SEPTEMBER 27,
                                                1999            1998
                                              --------      -------------
Accounts receivable, net:
  Trade, net of allowance for doubtful
      accounts of $21,178 and $21,933,
      respectively .........................  $486,132        $459,324
  Long-term contracts:
     Billed ................................   172,757         101,868
     Unbilled ..............................    87,731          49,784
  Other ....................................       439           1,233
                                              --------        --------
                                              $747,059        $612,209
                                              ========        ========

        Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

        FINANCE RECEIVABLES (IN THOUSANDS):

                                             JUNE 27,       SEPTEMBER 27,
                                               1999              1998
                                            ---------       -------------
Finance receivables .....................   $ 498,670         $ 348,907
Allowance for doubtful receivables ......      (4,208)           (4,955)
                                            ---------         ---------
                                              494,462           343,952
Current maturities ......................      39,784            56,201
                                            ---------         ---------
Non-current finance receivables, net ....   $ 454,678         $ 287,751
                                            =========         =========

        Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment.

        During the fourth quarter of fiscal 1999, the Company expects to finalize negotiations with Globalstar L.P. ("Globalstar") which could result in the deferral of up to $400 million of current and future contract payments under the development agreement, including $127 million in trade receivables which were reclassified to non-current finance receivables at June 27, 1999. Such deferrals are expected to be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral. At June 27, 1999, approximately $233 million in interest bearing financed amounts and approximately $201 million in accounts receivable, including $82 million in unbilled receivables, were outstanding from Globalstar.

        At June 27, 1999, commitments to extend long-term financing for possible future sales to customers, other than Globalstar, totaled approximately $432 million, which the Company expects to fund over the next four years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. These commitments include the total finance commitments associated with the disposition of assets (Note 7).

        INVENTORIES (IN THOUSANDS):

                                       JUNE 27,      SEPTEMBER 27,
                                         1999            1998
                                       --------      -------------
Inventories, net:
     Raw materials .................   $141,597        $180,957
     Work-in-progress ..............     43,992          81,479
     Finished goods ................     27,352         124,100
                                       --------        --------
                                       $212,941        $386,536
                                       ========        ========

NOTE 4 - INVESTMENTS IN OTHER ENTITIES

        In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC ("Wireless Knowledge"), a Delaware limited liability company. Wireless Knowledge has and will continue to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $8 million during the first quarter of fiscal 1999 and will be required to provide $17 million in additional equity contributions through June 2000.

        In January 1999, Canbra Holdings S.A. ("Canbra"), a Brazilian company formed by a consortium, comprised of Bell Canada International Ltd., WLL International, SLI Wireless S.A., Taquari Participacoes S.A., and the Company, won a bid for an operating license to provide wireless and wireline telephone services in the northern region of Brazil. The Company invested $4 million during the first nine months of fiscal 1999 in connection with its 16.2% ownership interest in Canbra. The Company expects to make additional equity contributions of approximately $46 million over the next three years.

        A second consortium, Megatel Holdings, S.A., comprised of Bell Canada International Ltd., SLI Wireless S.A., WLL International, and the Company, announced on April 23, 1999 that it had won an operating license to provide wireless and wireline telephone services in the Sao Paulo state of Brazil. QUALCOMM invested $3 million during the third quarter of fiscal 1999 and expects to make additional equity contributions over the next two years of approximately $5 million.

        During the first nine months of fiscal 1999, the Company recognized a gain of $6 million from the sale of available-for-sale securities.

NOTE 5 - BANK LINES OF CREDIT

        On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit agreement ("Credit Facility I") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. Credit Facility I expires in March 2001 and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the $400 million credit commitment. Credit Facility I includes certain restrictive financial and operating covenants. As of June 27, 1999, there were $8 million in letters of credit issued, and no amounts outstanding, under Credit Facility I.

        On March 4, 1999, the Company and a group of banks entered into a $200 million unsecured revolving credit agreement ("Credit Facility II") under which the banks are committed to make loans to the Company. Credit Facility II expires in March 2000. At the Company's option, amounts outstanding in March 2000 could be converted to a one-year term loan with a final maturity of March 2001. Interest was payable at the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The Company was obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the $200 million credit commitment. Credit Facility II included certain restrictive financial and operating covenants. As of June 27, 1999, there were no amounts outstanding under Credit Facility II. On August 2, 1999, the Company cancelled Credit Facility II.

NOTE 6 - RESTRUCTURING

        During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan, and the Company recorded a pretax restructuring charge to operations of $15 million during the second quarter of fiscal 1999. The accrued restructuring costs and amounts charged against the provision as of June 27, 1999 were as follows (in thousands):

                                            MARCH 28,                     JUNE 27,
                                              1999       DEDUCTIONS        1999
                                            ---------    ----------       --------
        Employee termination benefits .....  $2,180        $(2,014)        $166
        Facility exit costs ...............     871           (339)         532
                                             ------        -------         ----
        Total .............................  $3,051        $(2,353)        $698
                                             ======        =======         ====

NOTE 7 - DISPOSITION OF ASSETS AND OTHER CHARGES

        On May 24, 1999 (the "Closing Date"), the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Telefonaktiebolaget LM Ericsson ("Ericsson"). The Company and Ericsson also entered into various license and settlement agreements in connection therewith, pursuant to the March 24,

1999 Asset Purchase Agreement (the "Agreement"). The Company recorded charges of $6 million and $66 million in other operating expenses during the third quarter of fiscal 1999 and during the nine months ended June 27, 1999, respectively, to reflect the difference between the carrying value of the net assets and the consideration received from Ericsson, less costs to sell. Total consideration will be based on a final determination of net assets as of the Closing Date.

        In addition, the Company and Ericsson agreed to jointly support a single worldwide CDMA standard with three optional modes for the next generation of wireless communications and have agreed to settle all of the existing litigation between the companies and enter into cross-licenses for portions of their respective CDMA patent portfolios. As part of the agreements, the Company and Ericsson will each commit to the International Telecommunication Union ("ITU") and to other standards bodies to license their essential patents for the single CDMA standard or any of its modes to the rest of the industry on a fair and reasonable basis free from unfair discrimination.

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

        As a result of the Ericsson transaction, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business. The Company recorded charges of $22 million and $43 million in other operating expenses during the third quarter of fiscal 1999 and during the nine months ended June 27, 1999, respectively, to reduce the carrying value of certain other assets to their approximate net realizable value, including $12 million during the nine months ended June 27, 1999 related to the TOU contract (Note 2). The Company also recorded $52 million in non-operating charges during the nine months ended June 27, 1999, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets (Note 2).

        In April 1999, the Company and Ericsson announced that certain compensation benefits would be provided to employees transferred to Ericsson (Note 9). The Company recorded a $74 million charge in other operating expenses during the third quarter of fiscal 1999 relating to its share of the employee compensation benefits.

NOTE 8 - INCOME TAXES

        The Company's income tax provision for the nine months ended June 27, 1999 reflects an adjustment for the retroactive reinstatement of the R&D tax credit in the first quarter of fiscal 1999. Excluding this adjustment, the Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LITIGATION

        On September 23, 1996, Ericsson Inc. and Telefonaktiebolaget LM Ericsson ("Ericsson") filed suit against the Company in Marshall, Texas and on December 17, 1996, Ericsson also filed suit against the Company's subsidiary QUALCOMM Personal Electronics ("QPE") in Dallas, Texas with both complaints alleging that the Company's or QPE's CDMA products infringe one or more patents owned by Ericsson. On March 24, 1999, the Company and Ericsson entered into an Asset Purchase Agreement (Note 7) for the sale by the Company to Ericsson of certain assets related to the Company's terrestrial CDMA wireless infrastructure business and also entered into various license and settlement agreements in connection therewith, all of which became effective upon the closing of the transaction on May 24, 1999. On July 21, 1999, the Company, QPE and Ericsson dismissed with prejudice all of their respective claims and counterclaims against each other.

        On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of 4 patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of 7 additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. The cases have been set for a final pretrial conference in December 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes claims are without merit and will continue to vigorously defend the action.

        On July 20, 1999, the Company filed a lawsuit against Motorola, Inc. seeking a judicial determination that the Company has the right to terminate all licenses granted to Motorola under a 1990 Patent License Agreement, while retaining all licenses granted by Motorola to the Company under the same agreement. The Company's complaint was filed in the United States District Court for the Southern District of California where the earlier actions between the Company and Motorola described above have been pending for more than two years. The complaint alleges that Motorola has committed breaches of the Patent License Agreement that include pursuing a lawsuit against the Company for infringement of patents that are in fact licensed to the Company under the agreement and a failure to grant certain sublicenses to the Company in accordance with the terms of the agreement. The Company's new filing also seeks a ruling that upon termination of the Patent License Agreement, the patents formerly licensed to Motorola would be infringed by CDMA handsets, integrated circuits and network infrastructure equipment made and sold by Motorola.

        On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA, and for monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No schedule for the arbitration proceedings has been established. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that claims are without merit and will vigorously defend the action.

        On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson"), filed an industry-wide action in the United States District Court for the District of Arizona. The complaint names a total of 88 parties, including the Company, as defendants and purports to assert claims for infringement of 15 patents. The complaint alleges that application specific integrated circuit ("ASIC") devices sold by the Company, or the processes by which such devices are manufactured, infringe the asserted patents. Because all of the ASICs sold by the Company are manufactured for the Company by others, the Company will likely be entitled to be defended and indemnified by its vendors with respect to many, and perhaps all, of its ASIC products. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

        On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities (Note 7) and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company who (among other things) "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Over 1,000 of the 1,053 transitioning former employees who had unvested stock options elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

        On June 29, 1999, GTE Wireless, Incorporated ("GTE") filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

        The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

LETTERS OF CREDIT AND FINANCIAL GUARANTEES

        The Company has issued a letter of credit on behalf of its equity investee Globalstar to support a guarantee of up to $23 million of borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 27, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

        The Company has guaranteed $60 million of borrowings under bank financing commitments to Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso") (Mexico), a wireless telecommunications operating company investee of Leap Wireless. Pegaso is seeking to borrow an additional $40 million which the Company will either guarantee or finance directly.

        In addition to the letter of credit on behalf of Globalstar and the Pegaso guarantee, the Company has $31 million in letters of credit and $5 million in other financial guarantees outstanding, excluding those against which a reserve has been taken as of June 27, 1999, none of which are collateralized.

LEAP WIRELESS COMMITMENTS

        The Company has a funding commitment to Leap Wireless in the form of a $265 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $230 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At June 27, 1999, $97 million is outstanding under this facility.

NOTE 10 - SUBSEQUENT EVENT

        On July 27, 1999, the Company completed an offering of 6,900,000 shares of common stock at a price of $156.50 per share. The net proceeds of the offering were approximately $1 billion.

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

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Code Division Multiple Access ("CDMA") technology; risk that the rate of growth in the CDMA subscriber population will decrease; risks associated with the scale-up and operations of CDMA systems; risks associated with component shortages; risks associated with strategic opportunities or acquisitions and investments the Company may pursue; risks relating to the success of the Globalstar system; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; failure to satisfy performance obligations; as well as the other risks detailed in this section, in the sections entitled Results of Operations and Liquidity and Capital Resources, and in the Company's 1998 Annual Report on Form 10-K and the Registration Statement on Form S-3 filed on July 12, 1999.

        OVERVIEW

        QUALCOMM is a leading provider of digital wireless communications products, technologies and services. The Company generates revenues primarily from: license fees and royalties paid by licensees of the Company's CDMA technology; sales of CDMA subscriber, Application Specific Integrated Circuits ("ASICs") and non-terrestrial wireless infrastructure products to domestic and international wireless communications equipment suppliers and service providers; sales of OmniTRACS terminals and related software and services to OmniTRACS users; and contract development services, including the design and development of subscriber and ground communications equipment for Globalstar L.P. ("Globalstar"), a low-Earth-orbit satellite system utilizing CDMA technology (the "Globalstar System"). In addition, the Company generates revenues from the design, development, manufacture and sale of a variety of other communications products and services.

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

        The Company has manufactured CDMA infrastructure products for sale to wireless network operators worldwide. On May 24, 1999, QUALCOMM sold certain assets related to the Company's terrestrial CDMA wireless infrastructure business to Telefonaktiebolaget LM Ericsson ("Ericsson"). (See Recent Developments in this section.)

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

        The Company has entered into a number of development and manufacturing contracts involving the Globalstar System. The Company's development agreement provides for the design and development of the ground communications stations ("gateways") and user terminals of the Globalstar System. Under the agreement, the Company is reimbursed for its development services on a cost-plus basis. In addition, in April 1997 the Company was awarded a contract to manufacture and supply commercial gateways for deployment in the Globalstar System. In March 1998, the Company entered into an agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System. The Globalstar System is still being deployed, and cannot begin commercial operations until at least 32 satellites are working in orbit, the necessary ground equipment and user terminals are in place and service providers are licensed in the countries to be served. Satellite launches are risky, with about 15% of attempts ending in failure. Globalstar has already had one launch failure, and more failures may occur within the course of its launch campaign. If another launch fails, the resulting increased costs, including those associated with the delay, could have a material adverse effect on the financial condition and results of operations of Globalstar. The cost of installing the Globalstar System has been revised upward from the original estimates, and further increases are possible. Until the system is fully deployed and tested, it is not certain that it will perform as designed. Even if the system operates as it should, there is no certainty that the anticipated market will develop.

        Barring unexpected adverse developments, Globalstar will need approximately $600 million more capital before it can begin commercial service in September 1999 as planned. Globalstar Telecommunications, Ltd., created to raise funds for its sole business, Globalstar, filed a shelf registration statement for $500 million of securities on July 20, 1999 with the Securities and Exchange Commission. On June 23, 1999, Globalstar announced that it has arranged a $500 million credit facility for the build-out of the Globalstar System. The credit facility is guaranteed by two subsidiaries of Loral Space & Communications, which will pledge certain assets to support the transaction. The transaction is expected to close in August, subject to certain conditions. Any delay in raising the necessary funds will delay the start of commercial service. If the start of service is significantly delayed, a larger proportion of Globalstar's debt service requirements will become due before Globalstar has positive cash flow, which will increase the amount of capital Globalstar needs.

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

        The Company was affected during the third quarter of fiscal 1999 by the shortage of phone components that is currently impacting the industry due to increased demand for CDMA phones. The Company will continue to vigorously work this issue in an effort to satisfy demand, but the current shortage is anticipated to limit revenue growth from phone sales during the fourth quarter of fiscal 1999 and possibly the first quarter of fiscal 2000.

        Revenues from customers outside of the U.S. accounted for approximately 36% and 34% of total revenues for the nine months ended June 27, 1999 and for the year ended September 30, 1998, respectively. Sales of subscriber, infrastructure and ASICs products, internationally, are subject to a number of risks, including delays in opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country in which such opportunity arises.

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

        The Russian economic environment has experienced severe volatility, which could negatively impact the Company's prospects and have a material adverse effect on the Company's business, results of operations, liquidity and financial position. The Company currently has approximately $18 million in Russian receivables and an additional $27 million in products and deployment services placed with carriers for which the Company has not yet recognized revenues. The Company cannot guarantee that these carriers will have sufficient resources to complete their planned projects. The failure of any of these emerging service carriers to obtain sufficient financing to meet their regulatory obligations could adversely affect the value of the Company's receivables and inventories relating to these customers.

        A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements (see Notes to Condensed Consolidated Financial Statements - Note 9 Commitments and Contingencies). The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

RECENT DEVELOPMENTS

        On May 24,1999 (the "Closing Date"), QUALCOMM sold certain assets related to the Company's terrestrial CDMA wireless infrastructure business to Ericsson pursuant to the March 24, 1999 Asset Purchase Agreement (the "Agreement"). The Company and Ericsson also entered into various license and settlement agreements in connection therewith. Under the Agreement, (a) QUALCOMM agreed to sell certain assets relating to its terrestrial CDMA wireless infrastructure business to Ericsson in exchange for cash and the assumption of certain liabilities, (b) QUALCOMM and Ericsson agreed to jointly support a single worldwide CDMA standard with three optional modes for the next generation of wireless communications, and (c) all of the existing litigation between the companies was settled, and the companies entered into royalty-bearing cross-licenses for their respective CDMA patent portfolios.

        Pursuant to the Agreement, Ericsson purchased certain assets of QUALCOMM's terrestrial CDMA wireless infrastructure business, including its R&D resources, located in San Diego, CA and Boulder, CO, and assumed selected customer commitments, including a portion of future vendor financing obligations, related assets and personnel. The Company recorded charges of $66 million to reflect the difference between the carrying value of the net assets and the consideration received from Ericsson, less costs to sell. Total consideration will be based on a final determination of net assets as of the Closing Date. As part of the Agreement, the Company agreed to jointly finance with Ericsson certain sales by Ericsson of cdmaOne and cdma2000 infrastructure equipment and services.

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

        The Agreement settled the litigation between Ericsson and QUALCOMM and provides for cross-licensing of patents for all CDMA technologies, including cdmaOne, WCDMA and cdma2000. The cross-licenses are royalty bearing for CDMA subscriber units sold by Ericsson and QUALCOMM. QUALCOMM also will receive rights to sublicense certain Ericsson patents, including the patents asserted in the litigation, to QUALCOMM's ASICs customers.

        As part of the Agreement, QUALCOMM and Ericsson have also agreed to jointly support approval by the International Telecommunications Union ("ITU") and the other standards bodies, including the U.S. Telecommunications Industry Association ("TIA") and the European Telecommunications Standards Institute ("ETSI"), of a single CDMA third generation ("3G") standard that encompasses three optional modes of operation: 1) direct sequence Frequency Division Duplex ("FDD"), 2) multi-carrier FDD, and 3) Time Division Duplex ("TDD"). Each mode supports operation with both GSM MAP and ANSI-41 networks. The Company believes that rapid adoption of the single CDMA standard is in the best interests of the industry and will allow each operator to select which mode of operation to deploy based on marketplace needs. As part of the Agreements, QUALCOMM and Ericsson each committed to the ITU and to other standards bodies to license their essential patents for the single CDMA standard or any of its modes to the rest of the industry on a fair and reasonable basis free from unfair discrimination. On the Closing Date, each of the companies notified the ITU and other relevant standards bodies that any intellectual property rights blocking previously in force have been withdrawn.

        There can be no assurance that the industry or any country will adopt a single CDMA standard or that such a standard, if adopted, will be commercially deployed. The extent to which it is commercially deployed may have a material affect on the Company. The Company believes that its CDMA patent portfolio provides broad coverage and is applicable to any commercially viable CDMA wireless system, including modes of CDMA recommended for the proposed single CDMA 3G standard. The Company has informed standards bodies, including the ITU, TIA, ETSI and the Association of Radio Industries and Business ("ARIB"), that it holds essential patents for third generation CDMA systems that have been submitted to such standards bodies. Further, the Company intends to vigorously enforce and protect its intellectual property position against any infringement. However, despite the Company's position and the license agreements entered into by the Company with Ericsson and others which provide for royalties payable to the Company for certain products employing such CDMA standards, there can be no assurance that the Company's CDMA patents will be determined to be applicable to any proposed standard. The adoption of next generation CDMA standards, if any, which are determined not to rely on the Company's intellectual property could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

        The Company had intended to transfer its equity ownership interest in Telesystems of Ukraine ("TOU") to Leap Wireless International ("Leap Wireless"). During March 1999, the Company reassessed the recoverability of its ownership interest in TOU and its working capital receivable from TOU ("TOU assets") in light of recent developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business. As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract during the second quarter of fiscal 1999. At June 27, 1999, all TOU assets were fully reserved or written off.

        The Company has retained certain terrestrial CDMA wireless infrastructure business contracts. Equipment sales and deployment services under these contracts may be subcontracted to Ericsson. The Company has ceased its development and manufacture of terrestrial-based infrastructure base stations and has no present intention to re-enter that business. Accordingly, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business. The Company recorded charges of $22 million and $43 million in other operating expenses during the third quarter of fiscal 1999 and during the nine months ended June 27, 1999, respectively, to reduce the carrying value of certain other assets to their approximate net realizable value, including $12 million during the second quarter of fiscal 1999 related to the TOU contract. The Company also recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets.

        In April 1999, the Company and Ericsson announced that certain compensation benefits would be provided to employees transferred to Ericsson. The Company recorded a $74 million charge in other operating expenses during the third quarter of fiscal 1999 relating to its share of the employee compensation benefits.

        During the third quarter of fiscal 1999, the Company recorded $41 million in unrealized gains, net of taxes, on available-for-sale securities as a result of the initial public offering of an investee. The securities had previously been recorded at cost. The gain was recorded in other comprehensive income as a component of equity.

        On July 27, 1999, the Company completed an offering of 6,900,000 shares of common stock at a price of $156.50 per share. The net proceeds of the offering were approximately $1 billion.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain consolidated statements of operations data:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  ----------------------      ----------------------
                                                  JUNE 27,      JUNE 28,      JUNE 27,      JUNE 28,
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
Revenues:
    Communications systems .....................      82%           87%           84%           85%
    Contract services ..........................       9             8             9             8
    License, royalty and development fees ......       9             5             7             7
                                                    ----          ----          ----          ----
Total revenues .................................     100%          100%          100%          100%
                                                    ----          ----          ----          ----

Operating expenses:

    Communications systems .....................      54%           65%           59%           65%
    Contract services ..........................       6             6             6             6
    Research and development ...................       9            11            10            10
    Selling and marketing ......................       5             7             6             7
    General and administrative .................       5             5             5             5
    Other ......................................      11            --             7            --
                                                    ----          ----          ----          ----
Total operating expenses .......................      90%           94%           94%           93%
                                                    ----          ----          ----          ----

Operating income ...............................      10             6             6             7
Interest income, net ...........................       1             1            --             1
Other ..........................................      --            (2)           (2)           (1)
Distributions on trust convertible preferred
    securities of subsidiary trust .............      (1)           (1)           (1)           (1)
Minority interest in income of
    consolidated subsidiaries ..................      --            (2)           --            (2)
Equity in losses of investees ..................      --            (1)           --            --
                                                    ----          ----          ----          ----
Income before income taxes .....................       9             1             3             4
Income tax expense .............................      (3)           --            (1)           (1)
                                                    ----          ----          ----          ----
Net income .....................................       6%            1%            2%            3%
                                                    ====          ====          ====          ====
Communications systems costs as a percentage
    of communications systems revenues .........      65%           76%           70%           76%
Contract services costs as a percentage
    of contract services revenues ..............      67%           72%           69%           73%

        Note: Percentages for periods ended June 27,1999 do not sum due to rounding.

THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998

        Total revenues for the third quarter of fiscal 1999 were $1,004 million, an increase of $129 million or 15% compared to total revenues of $875 million for the third quarter of fiscal 1998. Revenue growth was primarily due to the significant growth in communications systems sales and royalties.

        Communications systems revenues were $824 million in the third quarter of fiscal 1999, an increase of $65 million or 9% compared to $759 million for the same period in fiscal 1998. The increase represents higher sales of ASICs, OmniTRACS units and CDMA phones. Communications systems revenues in the third quarter of fiscal 1998 included significantly higher revenues from Globalstar gateways, terrestrial CDMA wireless infrastructure products and QUALCOMM Personal Electronics (QPE) sales to Sony.

        Contract services revenues for the third quarter of fiscal 1999 were $88 million, a 26% increase compared to $70 million for the same period in fiscal 1998. The dollar increase resulted primarily from revenues on the development agreement with Globalstar.

        License, royalty and development fees for the third quarter of fiscal 1999 were $93 million, compared with revenues of $47 million for the same period in fiscal 1998. In the third quarter of 1999, shipments of CDMA equipment by licensees increased, resulting in increased royalty payments due to the Company. The increase in royalties was partially offset by a decline in up-front license payments. License, royalty and development fees may continue to fluctuate quarterly due to the timing and amount of up-front fees on new licenses, royalties from sales by the Company's licensees and changes in foreign currency exchange rates.

        Costs of communications systems were $539 million or 65% of communications systems revenues for the third quarter of fiscal 1999 compared to $574 million or 76% of communications systems revenues for the third quarter of fiscal 1998. Costs of communications systems for the third quarter of fiscal 1999 include $6 million in non-recurring charges primarily related to additional infrastructure equipment contract costs to be incurred as a result of the Company's decision to sell its terrestrial CDMA wireless infrastructure business. Costs of communications systems as a percentage of communications systems revenues for the third quarter of fiscal 1999 decreased primarily as a result of cost improvements related to ASICs and CDMA subscriber products. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

        Contract services costs for the third quarter of fiscal 1999 were $59 million or 67% of contract services revenues, compared to $51 million or 72% of contract services revenues for the third quarter of fiscal 1998. The dollar increase in contract services costs was primarily related to increased sales under the Globalstar development contract. Contract service costs as a percentage of contract services revenue decreased due to a change in the mix of labor and materials incurred on the Globalstar development contract.

        Research and development expenses were $94 million or 9% of revenues for the third quarter of fiscal 1999, compared to $93 million or 11% of revenues for the same period in fiscal 1998. Research and development expenses as a percent of revenues decreased as a result of a decrease in terrestrial CDMA wireless infrastructure product research and development. The dollar increase relates to product research and development in ongoing business efforts.

        Selling and marketing expenses were $50 million or 5% of revenues for the third quarter of fiscal 1999, compared to $65 million or 7% of revenues for the same period in fiscal 1998. The dollar decline in selling and marketing expense was due primarily to a decrease in marketing expense for terrestrial CDMA wireless infrastructure products, including reduced headcount and proposal activity.

        General and administrative expenses for the third quarter of fiscal 1999 were $54 million or 5% of revenues, compared to $40 million or 5% of revenues for the third quarter of fiscal 1998. The dollar increase was attributable to growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased patent and information technology expenses.

        Other operating expenses for the third quarter of fiscal 1999 were $109 million. In March 1999, the Company sold certain assets related to its terrestrial CDMA wireless infrastructure business to Ericsson. Other operating expenses during the third quarter of fiscal 1999 were primarily comprised of a $6 million charge to reflect the difference between the carrying value of the net assets sold to Ericsson and the net consideration received, a $22 million charge to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, and $74 million in compensation benefits provided to employees transferred to Ericsson.

        Interest income was $12 million for the third quarter of fiscal 1999, compared to $11 million for the same period in fiscal 1998 due to higher cash and investment balances.

        Interest expense was $3 million for the third quarter of fiscal 1999, compared to $2 million for the same period in fiscal 1998.

        During the third quarter of fiscal 1998, the Company recorded a $20 million charge to write off its investment in NextWave Telecom, Inc.

        Distributions on Trust Convertible Preferred Securities of $10 million for the third quarter of fiscal 1999 and 1998 relate to the $660 million of 5 3/4% mandatorily redeemable Trust Convertible Preferred Securities outstanding. During the third quarter of fiscal 1999, 2,755 securities were converted into common stock.

        The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony. Minority interests for the third quarter of fiscal 1999 were $3 million, compared to $19 million for the third quarter of fiscal 1998.

        Equity in losses of investees was $3 million for the third quarter of fiscal 1999, compared to $6 million for the same period in fiscal 1998. The equity in losses of investees for the third quarter of fiscal 1999 relates to the Company's investments in Wireless Knowledge and Canbra. The equity in losses of investees for the third quarter of fiscal 1998 relates to investments which were spun off in September 1998 to Leap Wireless.

        Income taxes for the third quarter of fiscal 1999 increased by $30 million as compared to the same period in 1998 primarily as a result of the increase in earnings before tax.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998

        Total revenues for the first nine months of fiscal 1999 were $2,878 million, an increase of $456 million or 19% over total revenues of $2,422 million for the first nine months of fiscal 1998.

        Communications systems revenues for the first nine months of fiscal 1999 were $2,415 million, a 17% increase compared to revenues of $2,061 million for the same period in fiscal 1998. The increase for the first nine months of fiscal 1999 represents the higher sales volumes of CDMA subscriber and ASICs products, increased revenues from the expansion of the installed OmniTRACS base in the U.S., and sales of commercial gateways for deployment in the Globalstar System.

        Contract services revenues for the first nine months of fiscal 1999 increased to $249 million from $199 million for the same period in fiscal 1998, an increase of 25%. The increase of $50 million resulted primarily from the development agreement with Globalstar.

        License, royalty and development fees for the first nine months of fiscal 1999 were $214 million, compared to $162 million for the same period in fiscal 1998, an increase of 32%. The increase was driven by increased royalties recognized in conjunction with the worldwide sales of subscriber units utilizing the Company's CDMA technology by the Company's licensees, partially offset by lower up front license fees. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees.

        Costs of communications systems for the first nine months of fiscal 1999 were $1,692 million or 70% of communications systems revenues, compared to $1,567 million or 76% of communications systems revenues for the same period in fiscal 1998. Costs of communications systems for the first nine months of fiscal 1999 include $16 million in non-recurring charges primarily related to additional infrastructure equipment contract costs to be incurred as a result of the Company's decision to sell its terrestrial CDMA wireless infrastructure business. The dollar increase in costs primarily reflects increased shipments of CDMA subscriber and ASICs products, and sales of commercial gateways. Communications systems costs as a percentage of communications systems revenues decreased primarily as a result of cost improvements related to ASICs and CDMA subscriber products. Communications systems costs as a percentage of communications systems revenues may fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

        Contract services costs for the first nine months of fiscal 1999 were $171 million or 69% of contract services revenues, compared to $146 million or 73% of contract services revenues for the same period in fiscal 1998. The dollar increase in contract services costs was primarily related to the Globalstar development contract. Contract service costs as a percentage of contract services revenue decreased due to a change in the mix of labor and materials incurred on the Globalstar development contract.

        For the first nine months of fiscal 1999, research and development expenses were $297 million or 10% of revenues, compared to $245 million or 10% of revenues for the first nine months of fiscal 1998. The dollar increase was primarily due to new ASICs product initiatives and software development efforts, offset by a decrease in terrestrial CDMA wireless infrastructure product research and development.

        For the first nine months of fiscal 1999, selling and marketing expenses were $174 million or 6% of revenues, compared to $181 million or 7% of revenues for the same period in fiscal 1998. The decrease was due primarily to a decrease in marketing expense for terrestrial CDMA wireless infrastructure products.

        General and administrative expenses for the first nine months of fiscal 1999 were $156 million or 5% of revenues, compared to $115 million or 5% of revenues for the same period in fiscal 1998. The dollar increase for the first nine months of fiscal year 1999 was attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations, increased patent and information technology expenses.

        During the first nine months of fiscal 1999, other operating expenses were $205 million, compared to $12 million for the same period in fiscal 1998. In March 1999, the Company sold certain assets related to its terrestrial CDMA wireless infrastructure business to Ericsson. Other operating expenses during the first nine months of fiscal 1999 were comprised primarily of $66 million in charges to reflect the difference between the carrying value of the net assets to be sold and the net consideration received and various license and settlement agreements in connection therewith, $43 million in charges to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, $15 million in restructuring charges and $74 million in compensation benefits provided to employees transferred to Ericsson.

        During the first nine months of fiscal 1998, the Company acquired, for $10 million, substantially all of the assets of Now Software, Inc. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the same period, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

        For the first nine months of fiscal 1999, interest income was $26 million compared to $32 million for the same period in fiscal 1998. The higher interest income for the first nine months of fiscal 1998 was related to the interest earned on the proceeds from the private placement of Trust Convertible Preferred Securities which occurred during February 1997.

        For the first nine months of fiscal 1999, interest expense was $11 million compared to $6 million for the same period in fiscal 1998, as a result of the interest charged on the higher average balances on the bank lines of credit.

        During the first nine months of fiscal 1999, the Company recognized a gain of $6 million on the sale of available-for-sale securities, as compared to a net gain of $3 million during the same period in fiscal 1998, from the sale of, and other investing activities related to, investments in other entities.

        During the first nine months of fiscal 1999, the Company recorded a loss of $3 million in connection with the cancellation of warrants to purchase 1,000,000 common shares of Leap Wireless. The cancellation was done to enable Leap Wireless to meet FCC regulatory requirements.

        During the first nine months of fiscal 1999, the Company recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write off of TOU assets. During the first nine months of fiscal 1998, the Company recorded a $20 million charge to write off its investment in NextWave Telecom, Inc.

        Distributions on Trust Convertible Preferred Securities of $29 million for the first nine months of fiscal 1999 and 1998 relate to the $660 million of 5 3/4% mandatorily redeemable Trust Convertible Preferred Securities outstanding. During the first nine months of fiscal 1999, 2,755 securities were converted into common stock.

        The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with a subsidiary of Sony.

        Equity in losses of investees was $9 million during the first nine months of fiscal 1999 compared to $10 million for the same period in fiscal 1998. The equity in losses of investees in fiscal 1999 relates to Wireless Knowledge, Canbra and TOU. The equity in losses of investees in fiscal 1998 relates to investments which were spun off in September 1998 to Leap Wireless.

        The effective tax rate for the Company was 33% for the nine-month period ended June 27, 1999 compared to 25% for the same period in 1998. The higher rate was a result of higher projected earnings relative to the growth of R&D tax credits. The annual effective tax rate for fiscal 1999 is currently estimated to be 35%, excluding the effect of the reinstatement of the 1998 R&D tax credit recorded in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        On July 27, 1999, the Company completed an offering of 6,900,000 shares of common stock at a price of $156.50 per share. The net proceeds of the offering were approximately $1 billion. The Company anticipates that the cash and cash equivalents and investments balances of $448 million at June 27, 1999 together with the net proceeds of the offering, including interest earned thereon, will be used to fund working and fixed capital requirements, financing for customers of its CDMA infrastructure products and investment in joint ventures or other companies and other assets to support the growth of its business. The Company may raise additional funds from a combination of sources including potential debt and equity issuances. There can be no assurance that additional financing will be available on acceptable terms or at all. In addition, the Company's Credit Facilities as well as notes and indentures, place restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

        The Company has an unsecured credit facility ("Credit Facility") under which banks are committed to make up to $400 million in revolving loans to the Company. The Credit Facility expires in March 2001. The Facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.2% per annum on the unused amount of the Credit Facility. The Credit Facility includes certain restrictive financial and operating covenants. At June 27, 1999, there were $8 million in letters of credit issued, and no amounts outstanding, under the Credit Facility. The Company previously had a $200 million credit facility which was cancelled August 2, 1999.

        In the first nine months of fiscal 1999, $168 million in cash was provided by operating activities, compared to the use of $182 million for operating activities the first nine months of fiscal 1998. Cash used by operating activities in the first nine months of fiscal 1999 and 1998 includes $273 million and $430 million, respectively, of net working capital requirements offset by $440 million and $248 million, respectively, of net cash flow provided by operations. Net working capital requirements of $440 million during the first nine months of fiscal 1999 primarily reflect increases in accounts receivable and finance receivables and reductions in accounts payable and accrued liabilities, offset by a decrease in inventories. The increase in accounts receivable and finance receivables, and the decrease in accounts payable and accrued liabilities, during the first nine months of fiscal 1999 primarily reflects the continued growth in products and component sales. The reduction in total inventory is primarily the result of ongoing inventory management programs.

        The Company has an agreement to manufacture certain CDMA infrastructure components. QUALCOMM participates on a percentage basis with the prime contractor. Outstanding finance receivables of $20 million from the prime contractor were withheld subject to the end-customer's complete acceptance of the total system. A dispute between the prime contractor and the end-customer as to the contract language of the acceptance criteria was recently settled. The Company believes it has met its obligations and is entitled to payment under the contract. The Company may be exposed to the extent the prime contractor has negotiated a reduced payment.

        Investments in capital expenditures, intangible assets and other entities totaled $156 million in the first nine months of fiscal 1999, compared to $259 million in the same period of fiscal 1998. Significant components in the first nine months of fiscal 1999 consisted of the purchase of $137 million of capital assets, and the investment of $19 million in newly formed development stage entities. The Company expects to continue making investments in capital assets throughout fiscal 1999.

        In the first nine months of fiscal 1999, the Company's financing activities provided $127 million. The Company repaid and QPE borrowed net amounts of $80 million and $27 million, respectively, on their outstanding credit facilities, and the Company realized $183 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first nine months of fiscal 1998, the Company's financing activities provided net cash of $58 million. The first nine months of fiscal 1998 included $32 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $28 million in net borrowings on outstanding bank lines of credit.

        During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5-3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. During the fourth quarter of fiscal 1999, the Company expects to finalize negotiations with Globalstar which could result in the deferral of up to $400 million of future contract payments under the development agreement, including $127 million in trade receivables which were reclassified to non-current finance receivables at June 27, 1999. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral. At June 27, 1999, approximately $233 million in interest bearing financed amounts and approximately $201 million in accounts receivable, including $82 million in unbilled receivables, were outstanding from Globalstar.

        At June 27, 1999, commitments to extend long-term financing for possible future sales to customers, other than Globalstar, totaled approximately $432 million, which the Company expects to fund over the next four years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. Pursuant to the Ericsson Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson. Commitments outstanding at June 27, 1999 are included in the $400 million.

        The Company has guaranteed $60 million of borrowings under bank financing commitments to Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso") (Mexico), a wireless telecommunications operating company investee of Leap Wireless. Pegaso is seeking to borrow an additional $40 million which the Company will either guarantee or finance directly.

        The Company has issued a letter of credit to support a guarantee of up to $23 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 27, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

        As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by

QUALCOMM of substantial equity in the operating company. At June 27, 1999, the Company has investments in Shinsegi Telecomm, Inc. (Korea), Canbra Holdings, S.
A. (Brazil), and Megatel Holdings, S.A. (Brazil).

        Canbra Holdings, S. A., a consortium comprised of Bell Canada International, Ltd., SLI Wireless S.A., Taquari Participaoes S.A., WLL International, and the Company, announced on January 15, 1999 that it has won an operating license to provide wireless and wireline telephone services in the northeast region of Brazil. QUALCOMM invested $4 million during the first nine months of fiscal 1999 and expects to make additional equity contributions over the next three years in amounts approximating $46 million.

        A second consortium, Megatel Holdings, S.A., comprised of Bell Canada International Ltd., SLI Wireless S.A., WLL International, and the Company, announced on April 23, 1999 that it had won an operating license to provide wireless and wireline telephone services in the Sao Paulo State of Brazil. QUALCOMM invested $3 million during the third quarter of fiscal 1999 and expects to make additional equity contributions over the next two years in amounts approximating $5 million.

        In November 1998, the Company and Microsoft Corporation entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in a newly formed development stage entity, Wireless Knowledge LLC, a Delaware limited liability company. Wireless Knowledge has and will continue to form strategic partnerships with computing, software and telecommunications companies, as well as with wireless carriers, for the purpose of enabling secure and airlink-independent internet access to mobile users. Pursuant to the joint venture agreement, QUALCOMM made a capital contribution of $8 million during the first quarter of fiscal 1999 and will be required to provide an additional $17 million in equity contributions through June 2000.

        QUALCOMM has a substantial funding commitment to Leap Wireless in the form of a $265 million secured credit facility. The credit facility consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $230 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due on September 23, 2006. QUALCOMM will have a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. At June 27, 1999, $97 million was outstanding under this facility.

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

        The Company has been working on the Y2K Project since 1997. As part of its strategy, a Y2K Program Office was formed and is led by the Company's Chief Information Officer ("CIO"). It is sponsored by each division President and is composed of Senior IT Managers / Directors within each division. These leaders are responsible for working within their divisions to ensure Y2K readiness with a primary focus on products and customers. Functional areas, which support all divisions, are also members of the Program Office Team. These include Supply Chain, Corporate Human Resources and Accounting, Logistics, Facilities, and certain elements of Information Technology. The Company works with outside consulting firms as well as certain industry consortiums to assist with the effort. All Y2K efforts have been tracked and managed by the Program Office, while detailed plans have been developed and are being executed at the division and functional area levels. This strategy has reduced the Company's level of uncertainty about the Y2K problem, and in particular, about the Y2K readiness of the Company's critical customers and suppliers. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

        As of June 27, 1999, the Company's Y2K Project ("Project"), designed to minimize the impact of Y2K problems on operations, is proceeding on schedule. However, the Company is unable to completely determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

        The members of the Company's Y2K Program Office have been addressing the issues under four major sections: Internal Readiness, Supply Chain Assessment, Product Readiness and Customer Readiness. Each section is evaluated through four phases: Discovery, Assessment, Remediation and Post-Remediation. Discovery is the process of identifying potential Y2K issues throughout the Company's critical business process. Assessment is the process of categorizing issues that were identified in the Discovery phase into "ready," "not ready" or "needs more study." Remediation is the process of fixing and testing those items that must be ready for the Y2K. Post-Remediation is the process of addressing Y2K issues that were not previously or not adequately corrected.

        Internal Readiness addresses the computing and communications infrastructure, the tools and systems used to develop products and run the business, and internal service organizations. The Company has identified what it believes to be the critical systems and non-computer related items that are required to be Y2K ready. Using supplier data and internal discovery methods, remediation or replacement efforts are well underway. Those items considered most critical to continuing operations have been given the highest priority, and testing on these items are scheduled to be complete by October 1999. The Company has a dedicated Y2K readiness-testing lab used for testing the Company's computing and communications infrastructure as well as the Company's critical business tools. Non-ready critical systems have already been or are scheduled to be retired, replaced, or repaired by October 1999. At this time, 80% of the Company's Internal Readiness section is complete. No critical issues have been identified that will not be made ready by calendar year-end 1999.

        Supply Chain Assessment involves evaluating the Y2K readiness of QUALCOMM's suppliers and their ability to continue delivering materials and services after 1999. The Company has completed formal communications with critical suppliers to determine the Company's vulnerability to suppliers' Y2K issues. The Company has been requesting that critical suppliers represent their products and services to be Y2K ready and that they have a program to test for that readiness. At this date, the Company has received Y2K readiness information from all critical suppliers. The Company has been engaging in Y2K information sharing meetings with all of its critical suppliers. On-site visits of key suppliers for the purpose of verifying Y2K readiness status have been conducted. Based on knowledge gained through communication with critical suppliers and in parallel with the supplier assessment process, the Company is developing contingency plans to ensure minimal interruption of supply. When the Company determines a critical supplier is not on track to be Y2K ready, the Company is solidifying contingency plans specifically relevant to those suppliers. At this time, 80% of the Company's Supply Chain Assessment section is complete. No critical suppliers have been identified as not being Y2K ready. In addition, the Company has been participating in the High Technology Consortium - Year 2000 and Beyond, and leveraging that organization and resource pool to augment the Company's efforts.

        Product Readiness includes the review of QUALCOMM's products for Y2K readiness. The Company's program office has been working with individual business unit managers to review all QUALCOMM products for Y2K readiness. At this time, 95% of the Company's Product Readiness section is complete. All Company products will have an upgrade or migration path available for legacy products by November 1999.

        Customer Readiness is the review of QUALCOMM's major customers for Y2K readiness. The Program Office has organized a review targeted to cover a significant portion of the Company's customers. Customer lists have been generated and survey work is being done. The Company does not currently have sufficient information concerning the Y2K readiness status of certain customers. At this time, 70% of the Company's Customer

Readiness section is complete. The Company has been actively requesting information from customers to understand their state of Y2K readiness and has scheduled this process for completion by September 1999.

        While the Company expects these efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. Contingency plans are being developed to deal with issues such as "at risk" suppliers and interruption of utility and other services. The response of certain third parties is beyond the control of the Company. Contingency plans are being developed for critical suppliers and customers who have not supplied adequate Y2K readiness information. Contingency plans include increasing inventory levels, securing alternate sources of supply, adjusting alternate shutdown and start-up schedules and other appropriate measures. At this time, he Company cannot estimate the additional cost, if any, from the implementation of such contingency plans.

        The Company believes its critical systems will be Y2K ready by October 1999. However, there is no guarantee that these results will be achieved. Specific factors contributing to this uncertainty include failure to identify all susceptible systems, non-readiness by third parties whose systems and operations impact the Company and other similar uncertainties. A worst case scenario might include one or more of the Company's critical systems, suppliers, products or major customers not being Y2K ready. This situation could result in a material disruption to the Company's operations. Specifically, the Company could experience software application, computer network, manufacturing products and telephone system failures. Supply chain and product non-readiness could result in the failure of the Company to perform on contracts, delayed delivery of products to customers and inadequate customer service. Customer non-readiness could result in delayed payments for products and services and build up of inventories. Should a worst case scenario occur, it could, depending on its duration, have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

        To date the Company has spent an estimated $14 million on this Project. Total budgeted cost at this time is estimated at $28 million including Post-Remediation efforts. The funding for this Project comes from operations and working capital. The Company does not have a project tracking system that tracks the cost and time that its employees spend on the Y2K Project. However, the Company estimates the allocable time of employees using average hourly rates for each class of employee. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K Project.

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

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

MARKET RISK

        Discussion and analysis of the Company's market risks is described in the Company's 1998 Annual Report on Form 10-K, and additional information is provided in the Company's Form 10-Q for the quarterly period ended March 28, 1999. At June 27, 1999, there have been no other material changes to the market risks described at September 27, 1998 and at March 28, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.0   -  Financial Data Schedule

(b)     Reports on Form 8-K

        Report on Form 8-K filed June 8, 1999, containing information related to QUALCOMM's disposition of certain of its assets related to its terrestrial CDMA wireless infrastructure business.

        Report on Form 8-K filed on July 19, 1999, containing QUALCOMM's earnings announcement for the third fiscal quarter of 1999.