Form 10-K405
period 1999-09-26
QUALCOMM INC/DE
filed 1999-11-17
CIK 804328

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-19528

                             QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                      95-3685934
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             5775 MOREHOUSE DRIVE                                92121-1714
            SAN DIEGO, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 587-1121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 1999 was $56,211,906,160.*

     The number of shares outstanding of the registrant's Common Stock was 164,957,845 as of November 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2000 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 26, 1999.

     Certain Exhibits filed with the registrant's (i) Registration Statement on Form S-1 (Registration No. 33-42782), as amended; (ii) Annual Report on Form 10-K for the fiscal year ended September 27, 1992; (iii) Registration Statement on Form S-3 (Registration No. 33-62724), as amended; (iv) Annual Report on Form 10-K for the fiscal year ended September 26, 1993; (v) Form 10-Q for the quarter ended March 27, 1994, as amended; (vi) Registration Statement on Form S-8 (Registration No. 333-2750); (vii) Registration Statement on Form S-8 (Registration No. 333-2752); (viii) Registration Statement on Form S-8 (Registration No. 333-2754); (ix) Registration Statement on Form S-8 (Registration No. 333-2756); (x) Current Report on Form 8-K dated as of September 26, 1995; (xi) Annual Report on Form 10-K for the fiscal year ended September 29, 1996; (xii) Registration Statement on Form S-3 (Registration No. 333-26069), as amended; (ix) Annual Report on Form 10-K for the fiscal year ended September 28, 1997; (x) Quarterly Report on Form 10-Q for the quarter ended March 29, 1998; (xi) Registration Statement on Form S-8 (Registration No. 333-69457); (xii) Quarterly Report on Form 10-Q for the quarter ended December 27, 1998; (xiii) Quarterly Report on Form 10-Q for the quarter ended March 28, 1999 and (xiv) Current report on Form 8-K dated May 24, 1999 are incorporated by reference into Part IV of this Report. In addition, certain Exhibits filed by Leap Wireless International, Inc. with that company's Registration Statement on Form 10, as amended (File No. 0- 29752), are incorporated by reference into Part IV of this Report.

- ---------------

     * Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 15, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                             QUALCOMM INCORPORATED

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    5
           Introduction................................................    5
           Wireless Telecommunications Industry Overview...............    6
           Strategy....................................................    8
           Operating Segments..........................................    8
           Research and Development....................................   12
           Competition.................................................   12
           Patents, Trademarks and Trade Secrets.......................   14
           Employees...................................................   16
           Executive Officers..........................................   16
           Risk Factors................................................   18
Item 2.    Properties..................................................   28
Item 3.    Legal Proceedings...........................................   29
Item 4.    Submission of Matters to a Vote of Security Holders.........   31

                                   PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................   32
Item 6.    Selected Consolidated Financial Data........................   33
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   34
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk...   44
Item 8.    Financial Statements........................................   46
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial   Disclosure..................................   46

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   47
Item 11.   Executive Compensation......................................   47
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   47
Item 13.   Certain Relationships and Related Transactions..............   47

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   48
           Signatures..................................................   52

                           TRADEMARKS AND TRADENAMES

     QUALCOMM(R), OmniTRACS(R), TruckMAIL(R), Eudora(R), Q Phone(TM), Thin Phone(TM), QCP-860(TM), QCP-1960(TM), QCP-2760(TM), pdQ(TM), pdQ smartphone(TM), MSM(TM), CSM(TM), MSM3000(TM), MSM3100(TM), RFT3100(TM), PM1000(TM),
SURF3100(TM), MSM5000(TM) and CSM5000(TM) are trademarks and/or servicemarks of the Company. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, OmniTRACS, QUALCOMM CDMA Technologies, QCT, QUALCOMM Wireless Systems, QWS, QUALCOMM Consumer Products and QCP are tradenames of the Company.

     QUALCOMM Personal Electronics and QPE are trademarks, servicemarks and tradenames of QUALCOMM Personal Electronics.

     cdmaOne(TM) is a trademark of the CDMA Development Group. Globalstar(TM) is a trademark and servicemark of Globalstar, L.P. Leap Wireless is a trademark, servicemark and tradename of Leap Wireless International, Inc.

     All other trademarks, servicemarks and/or tradenames appearing in this document are the property of their respective holders.

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM Incorporated's ("QUALCOMM" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the Code Division Multiple Access ("CDMA") technology; risk that the rate of growth in the CDMA subscriber population will decrease; risks associated with the scale-up, acceptance and operations of CDMA systems, including high data rate ("HDR") technology; risks associated with component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of Globalstar L.P.; developments in current or future litigation or arbitration; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; risks associated with international business activities; and risks related to customer receivables and performance obligations, as well as the other risks detailed in this Form 10-K. The Company's consolidated financial data includes QUALCOMM Personal Electronics ("QPE") and certain other consolidated subsidiaries of the Company.

     QUALCOMM was incorporated in 1985 under the laws of the state of California. In 1991, QUALCOMM reincorporated in the state of Delaware.

INTRODUCTION

     QUALCOMM is a leading provider of digital wireless communications products, technologies and services based on the Company's technology. The Company designs, develops, manufactures and markets CDMA subscriber products and designs, develops and markets CDMA chipsets and system software. The Company also licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company also has contracts with Globalstar L.P. ("Globalstar"), a low-Earth-orbit ("LEO") satellite system (the "Globalstar System") utilizing CDMA technology, to design, develop and manufacture subscriber products and ground communications systems and to provide contract development services.

     The Company's CDMA technology has been adopted as an industry standard for digital cellular, Personal Communications Services ("PCS") and other wireless services. Wireless networks based on the Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in more than 35 countries around the world, with 27 countries already in commercial deployments. The CDMA Development Group ("CDG") reports that CDMA carriers have signed nearly 35 million commercial subscribers worldwide, with extensive deployment in the U.S., Japan, Canada, and South Korea. In addition, CDMA networks are planned or deployed in a number of other countries and territories, including Australia, Brazil, Chile, the People's Republic of China, India, Mexico, the Philippines, Puerto Rico and Russia.

     QUALCOMM continues to invest in research and development projects focused on improving current CDMA applications and products, developing and commercializing next generation CDMA technology and products, interfacing with other digital cellular standards, and developing and commercializing new leading edge CDMA HDR technology, products and services. The Company believes HDR will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber loop cable and satellite networks. HDR is designed to enable existing cdmaOne and future CDMA third generation service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same access point.

     On September 14, 1999, QUALCOMM announced it is considering several strategic options for its terrestrial-based phone business that currently holds an industry leading position in CDMA handsets in the North American market. With increased competition, parts shortages and industry consolidation reducing margins in consumer products, QUALCOMM desires to transition the business to a manufacturer that will support its customer base and employees while providing economies of scale, a strong purchasing base and other operating efficiencies. Discussions are underway with a number of companies that have expressed interest. QUALCOMM has set an objective of completing discussions and entering an agreement before the end of calendar year 1999, which may result in a non-recurring charge to earnings. There can be no assurance the Company will be able to transition this business to another manufacturer or enter an agreement by the end of calendar year 1999, if at all.

WIRELESS TELECOMMUNICATIONS INDUSTRY OVERVIEW

     Demand for wireless telecommunications continues to grow at a significant rate. This demand is largely attributable to the widespread availability and increasing affordability of mobile telephone and other emerging wireless telecommunications services. Technological advances and a regulatory environment, more favorable to competition, have also served to stimulate market growth. In less developed countries, wireless services have become an alternative to fixed wireline services that are often characterized by poor quality, limited capacity and long installation waiting periods.

     Despite this rapid growth in the number of cellular subscribers, wireless minutes of use currently represent only a small percentage of total telecommunications traffic. The Company believes the anticipated lower cost and higher quality of wireless service, combined with technological improvements in handsets and high speed data transmission and Internet access will fuel further growth of the wireless market. In addition to lower prices, the Company believes increased voice quality, battery life and functionality, as well as awareness of the productivity, convenience, security and emergency communications capability, particularly associated with CDMA wireless services, will contribute to the growth in demand for wireless airtime.

     Technology. Wireless telecommunications service is currently available using either analog or digital technology. Analog technology has several limitations compared to digital technology, including limited capacity, less consistent service quality (e.g., lower voice quality and more dropped calls), limited effectiveness in preventing "eavesdropping," greater susceptibility to fraud and "cloning" and less reliability in data transfer. Digital wireless telecommunications systems address the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digital-based transfer systems to offer new and advanced services including greater call privacy, low-priced service options, greater fraud protection, single number service, integrated voice and paging and enhanced wireless data transmission services such as e-mail, facsimile and wireless connections to computer networks. Digital wireless systems generally operate at either 800 - 900 MHz (generally referred to as cellular) or 1800 - 1900 MHz (generally referred to as PCS).

     Two primary digital technologies are available for wireless applications and have been adopted as standards by the Telecommunications Industry Association ("TIA"): CDMA technology, developed by the Company, and Time Division Multiple Access ("TDMA") or variations of TDMA known as Global System for Mobile Communications ("GSM") technology. In July 1993, the TIA adopted a North American industry standard ("IS-95") for cellular and Personal Digital Communications ("PDC") telecommunications based on QUALCOMM's CDMA technology. In April 1995, the Company's CDMA technology was approved as a standard for PCS that was published as American National Standards Institute ("ANSI") standard J-STD-008. CDMA has been commercially deployed or is under development in more than 35 countries. TDMA has been deployed in the American continents, while GSM has been extensively utilized in Europe, much of Asia and certain other markets. Other digital wireless technologies, particularly GSM, to date, have been more widely adopted than CDMA and there can be no assurance that wireless service providers will select CDMA for their networks.

     Infrastructure and subscriber products for CDMA digital wireless technology are widely available from a number of large, well-capitalized telecommunication companies. Major providers of CDMA subscriber products include Motorola, Nokia, Samsung, LG Information & Communications, Toshiba and Sanyo. Significant CDMA wireless infrastructure product manufacturers include Ericsson, Lucent, Motorola and Nortel.

     Emerging Next Generation Digital Standards. Industry and government participants of the International Telecommunications Union ("ITU") recently considered a variety of standards which may be utilized in third generation wireless networks. Among those standards that were approved by the relevant ITU Study Group were three QUALCOMM advocated CDMA-based third generation standards that will accommodate both of the dominant network standards in use today. The Company cannot assure you that these CDMA standards will receive final approval by the ITU Radio Communications Assembly or will be fully adopted in all regions of the world or for use in all applicable frequency bands. The Company believes that the Company's CDMA patent portfolio is applicable to the CDMA systems that have been approved as third generation standards. The Company has informed standards bodies and the ITU that the Company holds essential intellectual property rights for the third generation proposals based on CDMA. Further, the Company intends to vigorously enforce and protect the Company's intellectual property position against any infringement. More than one dozen companies have entered into royalty bearing licenses for the Company's third generation CDMA systems patents. However, the Company cannot assure you that the Company's CDMA patents will be determined to be applicable to any proposed standard or that the Company will be able to redesign the Company's products on a cost-effective and timely basis to incorporate next generation wireless technology.

     The Company and Telefonaktiebolaget LM Ericsson ("Ericsson") concluded a comprehensive series of agreements that resolved certain disputes between the companies relating to CDMA technology. As a result of these agreements, QUALCOMM and Ericsson have agreed to jointly support approval by the ITU of CDMA third generation standards that encompass three optional modes of operation: (1) International Mobile Telecommunications ("IMT") 2000 DMA Direct Spread, (2) IMT-2000 CDMA Multi-Carrier including 1x and 3x, and (3) IMT-2000 CDMA Time Division Duplex ("TDD"), with each mode supporting operation with both GSM Multiple Access Protocol ("MAP") and ANSI-41 networks. The Company has committed to the ITU to license its essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.

  Advantages of CDMA

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

     Fewer Dropped Calls. The Company's CDMA technology allows for "soft hand-off" when a user switches from one cell site to another, thus reducing the number of dropped calls compared to analog and TDMA/GSM systems.

     Enhanced Privacy and Data Transmission. Because calls made over CDMA systems are low power, wide band and coded, the Company's CDMA technology inherently provides greatly improved privacy for users and virtually error free data transmission.

     Lower Power and Extended Talk Time. The Company's proprietary power control system constantly monitors and adjusts mobile telephone power output to the minimum level required to achieve high quality voice or data transmission. As a result, the average transmitted power required for CDMA is typically reduced from one-twenty-fifth to one-thousandth of the power required for analog systems. Lower average transmitted power results in longer talk time and lighter weight, lower cost portable phones.

     Lower Infrastructure Costs and Easier Transition. CDMA systems can achieve the same level of coverage as the current analog or TDMA/GSM based systems using fewer cells, reducing overall infrastructure cost and the subsequent maintenance cost of CDMA systems.

STRATEGY

     QUALCOMM's strategy is to be a leading provider of CDMA based wireless communications technology, products and services. Elements of our strategy include:

     Continue Leadership in Wireless Communications Technology Products and Services. QUALCOMM is currently the leading supplier of CDMA chipsets. As the developer of CDMA for commercial wireless networks, the Company believes it has unique expertise in designing and developing chipsets, system software and services for CDMA systems. The Company plans to continue to invest heavily in research and development in order to commercialize new leading-edge CDMA based technology products and services.

     Promote Worldwide Commercialization of CDMA. A major component of QUALCOMM's strategy is to promote the continued worldwide commercial implementation of the Company's CDMA technology in order to generate licensing and royalty revenues and product sales. To facilitate adoption of CDMA, the Company designs and markets proprietary CDMA chipsets. In addition, to promote the advantages of CDMA and position CDMA as an important part of evolving digital wireless technology standards, the Company actively seeks to license its CDMA technology to major telecommunications products manufacturers, works closely with wireless providers and regulatory bodies, and participates actively in various standards-setting groups and trade organizations.

     Focus on Core Technologies. One of QUALCOMM's primary objectives is to leverage its extensive intellectual property portfolio as a means of generating revenues for the Company. QUALCOMM's proprietary core technologies are used in a variety of digital wireless communications systems that are deployed in terrestrial, airborne and satellite-based products. The Company employs over 2,800 engineers and scientists focused on developing and expanding its core technology base, particularly as it relates to next generation digital wireless communications technology. The Company will continue to place strong emphasis on filing and obtaining U.S. and foreign patents and other forms of protection for licensing its technology.

     Leverage Industry Partnerships. The Company has an ongoing commitment to the evolution and expansion of its technologies and products through strategic partnerships and alliances. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. For example, in 1998, the Company announced the formation of Wireless Knowledge, a joint venture with Microsoft Corporation, which is focused on wireless data communications, information technology and computing. The Company announced an agreement with Lucent Technologies to jointly develop and promote standardization of a technology for locating the point of origin of an emergency wireless phone call. The Company has also entered into service and product supply agreements with numerous international partners, including Denso, to further the penetration of the OmniTRACS product around the world.

     Pursue Strategic Acquisitions. The Company continues to evaluate strategic acquisitions that could enhance or further develop existing QUALCOMM technologies. Potential acquisition candidates are evaluated on their potential to increase the financial returns of QUALCOMM.

OPERATING SEGMENTS

     - CDMA Technologies Segment ("QCT")

     QUALCOMM's CDMA Technologies segment provides highly integrated hardware, software and system support for CDMA wireless applications. QCT offers complete solutions for handsets and infrastructure products including CDMA chipsets and system software, and radio and power management devices.

     QCT supplies chipsets to the world's leading CDMA handset and infrastructure manufacturers. QCT is closely aligned with manufacturers and operators in product planning, design specifications and development timelines. During the 1999 fiscal year, QCT's shipments exceeded 39 million Mobile Station Modem ("MSM") chips to customers worldwide, including QPE, increasing cumulative shipments to date to more than 65 million MSM chips. During fiscal 1999, approximately 70% of QCT's chipset sales have been made to international customers, particularly in South Korea.

     QCT currently utilizes several leading independent semiconductor foundries, including IBM, Intel, Philips, Texas Instruments, TSMC and others, to manufacture all of its semiconductor products. Second sourcing for products allows the Company to adapt to meet its customer needs and changes in the marketplace. Through strategic partnerships with each of its foundries and an internal dedicated foundry engineering team, QCT has been able to deliver products with excellent quality and reliability.

     QCT's industry-leading CDMA chipsets and system software provide robust, highly integrated solutions enabling manufacturers to design very small, feature-rich handsets with longer standby times and support for higher data rate services.

     The Company has entered into royalty-bearing license arrangements with DSP Communications, LSI Logic Corporation and PrairieComm, Inc. covering certain patents belonging to QUALCOMM applicable to Application Specific Integrated Circuits ("ASICs"). Pursuant to these arrangements, such parties are licensed to manufacture and sell CDMA chips to subscriber licensees of the Company. To date, most subscriber licensees have chosen to purchase their CDMA chipset and system software requirements from the Company to ensure timely access to the latest generation technology. Under the terms of their agreements, Motorola and Lucent also have licenses under certain of the Company's patents to manufacture and sell CDMA chips to certain of the Company's licensees that hold separate licenses under all applicable intellectual property rights of the Company incorporated in such chips. In every case, the right of such licensees to use or resell such licensed ASICs or chips is subject to such licensees' payment of royalties to the Company on the products into which such ASICs or chips are incorporated.

     The Company believes it has established a significant advantage over other existing and potential providers of CDMA chipsets. The Company continues to lead the industry by delivering proven, leading edge, high-quality and cost effective solutions. With over ten years of proven CDMA hardware and software experience, the Company has an established record of on-time delivery and comprehensive product roadmaps for future generation products. To date, the Company's fifth generation MSM3000 chipset and system software has been selected by 29 handset manufacturers and eight CDMA handset manufacturers have begun volume shipments of handsets based on the MSM3000 chipset and system software to markets including Australia, Brazil, Canada, Japan, South Korea and the United States. Another 21 manufacturers are actively designing products based on the MSM3000 chipset and system.

     The MSM3000 solution was featured in handsets developed by three Japanese manufacturers for Japan's first nationwide cdmaOne network, which was jointly launched by DDI Corporation and IDO Corporation on April 14, 1999. In the summer of 1999, High Speed Packet Data ("HSPD") trials in Japan and commercial deployment in South Korea facilitated the use of handsets incorporating QUALCOMM's MSM3000 chipset and system software to transfer wireless data at speeds of up to 64 kbps.

     Accompanying the continued success of the MSM3000 solution was the on-time shipment of samples in September 1999 of QCT's sixth generation CDMA chipset and system software solution, including the MSM3100, the RFT3100 transmit processor, the PM1000 power management chip and the SURF3100 Subscriber Unit Reference Development System. This latest generation solution features an increased level of integration allowing a 50 percent reduction of the printed circuit board area and up to 300 hours of standby time, enabling manufacturers to quickly design very small, feature-rich handsets with longer standby times and support for higher data rate services. Production volume shipments are scheduled for the end of calendar 1999.

     The Company is developing solutions to support a single worldwide CDMA standard for third generation systems. Earlier this year, the Company announced the development of the world's first third generation

CDMA 1x Multi-Carrier chipset and system software solutions for handset and infrastructure products. The Company's seventh generation chipset and system software solution, including the MSM5000 and the CSM5000, are scheduled for field trials in early calendar 2000. These trials represent a significant step toward accelerating the commercial deployment of third generation systems. Chipsets and system software to support the two frequency division duplex ("FDD") modes including the Multi-Carrier mode, consisting of both 1x and 3x spreading bandwidths, and Direct Spread ("DS") mode are under development.

     - Technology Licensing Segment ("QTL")

     QUALCOMM's Technology Licensing segment generates revenue from its CDMA licenses in the form of up-front fees as well as ongoing royalties based on worldwide sales by licensees of CDMA products. Up-front fees are generally nonrefundable and may be paid in one or more installments. Ongoing royalties are non-refundable, generally based upon a percentage of the selling price of licensed products, and are recognized as income on a quarterly basis. Revenues generated from up-front fees and royalties are subject to quarterly and annual fluctuations. Fluctuations are the result of variations in the number of newly licensed manufacturers and the resulting up-front fees, the timing of recognition of CDMA up-front fees, product pricing and quantities of sales by the Company's licensees, the Company's ability to estimate such sales, and the impact of currency fluctuations associated with royalties generated from international licensees.

     - Wireless Systems Segment ("QWS")

     QUALCOMM's Wireless Systems segment is comprised of two divisions, Wireless Systems and Wireless Business Solutions. The Wireless Systems division designs, develops, manufactures, and deploys infrastructure products and handsets for the Globalstar System. In May 1999, the Company sold certain assets related to the Wireless Systems division's terrestrial CDMA wireless infrastructure business to Ericsson. The Wireless Business Solutions division (formerly OmniTRACS) provides satellite based two-way data messaging and position reporting equipment and services to transportation companies.

     In 1994, Loral Space and Communications, Ltd., QUALCOMM and other companies formed Globalstar to design, construct and operate a worldwide, low-Earth-orbit satellite system. Through a planned constellation of 48 satellites, this system will connect with existing terrestrial telecommunications systems to create a seamless global network, enabling users to call, fax and send data to and from virtually any place in the world. The Company holds an approximate 6.4% interest in Globalstar through certain limited partnerships.

     The Company has entered into a number of development and manufacturing contracts with Globalstar. The Company's development agreement provides for the design and development of the ground communications stations ("gateways") and user terminals for the Globalstar System. Under the development agreement, the Company is reimbursed for its services on a cost-plus basis. In April 1997, the Company was awarded a contract to manufacture the commercial gateways for deployment in the Globalstar System. In April 1998, the Company entered into an agreement with Globalstar to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System.

     QWS' OmniTRACS system provides satellite-based two-way data messaging and position reporting services for transportation companies. The OmniTRACS system was first introduced in the U.S. in 1988 and is currently operating in 37 countries. Through September 1999, the Company has sold over 300,000 OmniTRACS and TRUckMAIL systems worldwide. Message transmission and position tracking are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. This architecture provides a single network, eliminates the limited coverage and accuracy problems inherent in land-based systems and allows dispatchers to remain in close contact with their fleets at all times. The OmniTRACS system helps transportation companies improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals and vehicle and driving performance information.

     In the U.S., QWS manufactures and sells OmniTRACS mobile terminals and related software packages and provides ongoing messaging and maintenance services. Customers for U.S. operations include over 1,100 U.S. transportation companies, primarily in the trucking industry. QWS has sold OmniTRACS products for use by private trucking fleets, service vans, ships, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Message transmissions for U.S. operations are formatted and processed at a Network Management Facility in San Diego, California operated by QUALCOMM, with a fully capable backup Network Management Facility located in Las Vegas, Nevada. QWS estimates the Network Management Facilities worldwide currently process over seven million messages and position reports per day.

     Outside of the U.S., QWS works with telecommunications companies and operators to establish the OmniTRACS concept and products in foreign markets. The OmniTRACS system is currently operating throughout Europe and in the Middle East and in Argentina, Brazil, Canada, China, Japan, Malaysia, Mexico, Russia and South Korea. Internationally, QWS generates revenues from the OmniTRACS system through license fees, sales of network products and terminals, messaging royalties and service fees. Messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company.

     - Consumer Products Segment ("QCP")

     QUALCOMM's Consumer Products segment designs, manufactures, markets and sells digital wireless handsets and accessories utilizing CDMA technology for use in mobile, fixed, wireless and satellite networks. The Company was the first to market with a CDMA handset in 1995, and as of September 1999, QCP has shipped approximately 14 million CDMA phones to customers including AirTouch, Bell Atlantic Mobile, PrimeCo and Sprint PCS.

     QCP produces a range of CDMA digital wireless phones, including the Thin Phone and the pdQ smartphone. The Thin Phone series features an ultra-thin design with a permanent internal battery and hot-swappable battery options that support up to ten hours of talk time or up to 17 days of standby time. The Thin Phone, which weighs in at just over four ounces, is easily pocketable yet supports state-of-the-art phone, pager, voice-mail and data transfer features. The QUALCOMM Thin Phone series currently offers three handsets: the QCP-860, an 800 MHz dual-mode CDMA digital and analog cellular phone; the QCP-1960, a 1900 MHz CDMA digital PCS phone; and the QCP-2760, a dual-band, dual mode handset that can operate in both 1900 MHz CDMA digital PCS mode and 800 MHz analog cellular mode.

     QCP's pdQ smartphone combines the popular Palm Computing platform with a CDMA digital wireless phone that supports wireless Internet access and e-mail while giving customers access to the more than 1,000 applications available for the Palm Computing platform. The pdQ smartphone offers businesses and consumers end-to-end security for sensitive transactions through the use of standard Internet protocols. Users can input data three ways: through Palm Computing's Graffiti power writing software, the on-screen keyboard, or through a personal computer's keyboard when connected to the pdQ smartphone with the included HotSync technology. The pdQ smartphone series currently consists of the 800 MHz pdQ smartphone, a dual-mode CDMA digital and analog cellular smartphone, and the 1900 MHz pdQ smartphone, a CDMA digital PCS smartphone.

     On September 14, 1999, QUALCOMM announced it is considering several strategic options for its terrestrial-based phone business, which currently holds an industry-leading position in CDMA handsets in the North American market. With increased competition, parts shortages and industry consolidation reducing margins in consumer products, QUALCOMM desires to transition the business to a manufacturer that will support its customer base and employees while providing economies of scale, a strong purchasing base and other operating efficiencies. Discussions are underway with a number of companies that have expressed interest. QUALCOMM has set an objective of completing discussions and entering an agreement before the end of the 1999 calendar year, which may result in a non-recurring charge to earnings. There can be no assurance the Company will be able to transition this business to another manufacturer or enter an agreement on favorable terms by the end of calendar year 1999, if at all. In the interim, QUALCOMM is in the process of attempting to reduce expenses and improve margins in its terrestrial-based phone business.

     - Other

     The Company performs a variety of work for various departments and agencies of the U.S. Government involving communication-related technologies. The Company is currently under contract with the U.S. Government to develop CDMA terrestrial secure phones with a net broadcast capability that incorporates end-to-end encryption. Under the same contract, the Company is providing the same capabilities for a preliminary design of a Globalstar secure phone. Products from these and future development efforts would likely service a wide range of U.S. Government and potential commercial applications. In addition to the development efforts, OmniTRACS products and services are being marketed and sold worldwide for U.S. Government applications.

     Future government business, leveraging off existing and new technologies and products, continues to be an important element of the Company's overall strategy. Therefore, QUALCOMM will continue its pursuit of a wide range of opportunities within the U.S. Government where the Company's technologies can provide beneficial solutions to existing and future government applications.

     The Company is developing a Digital Cinema System which will combine QUALCOMM's expertise in advanced image compression, electronic security, network management, integrated circuit design and satellite communications to provide a complete electronic delivery system to support the motion picture industry. QUALCOMM is also marketing its system and technology to the motion picture industry and participating in the industry-wide standards setting process.

     The Company's Eudora Pro product is the leader in e-mail business and personal communications software. Eudora Pro provides a broad array of features that support Internet and multimedia standards. The Company sells the product directly to customers and through retailers, distributors, electronic resellers, Internet service providers and licensed original equipment manufacturers.

     A subsidiary of the Company and a subsidiary of Sony Electronics Inc. ("Sony") participate in a joint venture general partnership, QUALCOMM Personal Electronics ("QPE"), to manufacture CDMA handsets. The Company owns 51% of the joint venture and consolidates QPE in its financial statements. Revenues and expenses related to QPE's sales to Sony represent a separate nonreportable operating segment.

RESEARCH AND DEVELOPMENT

     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. The Company maintains a substantial program of research and product development. Company-sponsored research and development expenditures in fiscal years 1999, 1998 and 1997 totaled approximately $381 million, $349 million and $236 million, respectively. Most of these expenditures are related to the development of CDMA technology for wireless applications. The Company intends to continue to maintain a substantial research and development program. In addition to Company sponsored research and development, the Company performs contract research and development for various government agencies and commercial contractors, including Globalstar.

COMPETITION

     Competition in the wireless telecommunications industry in the United States and throughout the world continues to increase at a rapid pace, as businesses and foreign governments realize the market potential of telecommunications services. There can be no assurance that the Company will be able to compete successfully or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. Many of the Company's current and prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company. In addition, many of these companies are licensees of the Company's technology, and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. Many of the Company's customers currently face competition from existing telecommunication providers. A number of large foreign and domestic telecommunications companies are actively engaged in programs to develop and commercialize telecommunications services in both developing and developed countries. The Company may face competition throughout the world with new technologies and services introduced in the future. Although the Company intends to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render the technologies employed by the Company obsolete. The Company also expects that the price the Company charges for its products and services may continue to decline rapidly as competition intensifies.

     - CDMA Technologies Segment (QCT)

     The Company competes against its licensees in the manufacture of CDMA chipset products. The Company is facing increasing competition as more of its licensees introduce CDMA products. Many of the Company's licensees have longer operating histories and a greater market presence than the Company. Many of the major products suppliers have made substantial investments in TDMA and GSM technology including Lucent, Motorola, Nokia, Nortel, Siemens and Ericsson, all of whom are licensees of the Company. The Company's competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and those efforts may have a material adverse effect on the Company's results of operations, liquidity and financial position. Moreover, certain competitors may offer more attractive product pricing and/or financing terms than the Company as a means of gaining access to the wireless markets.

     The Company has entered into royalty-bearing license arrangements with DSP Communications, LSI Logic Corporation and PrairieComm, Inc. covering certain patents belonging to QUALCOMM applicable to Application Specific Integrated Circuits ("ASICs"). Pursuant to these arrangements, such parties are licensed to manufacture and sell CDMA chipsets to subscriber licensees of the Company. To date, most subscriber licensees have chosen to purchase their CDMA chipset requirements from the Company to ensure timely access to the latest generation technology. Under the terms of their agreements, Motorola and Lucent also have licenses under certain of the Company's patents to manufacture and sell CDMA chips to certain of the Company's licensees that hold separate licenses under all applicable intellectual property rights of the Company incorporated in such chips. In every case, the right of such licensees to use or resell such licensed ASICs or chips is subject to such licensees' payment of royalties to the Company on the products into which such ASICs or chips are incorporated.

     The Company faces additional competition in the development of components for next generation digital wireless technology and services. The Company supports a new CDMA based standard that is compatible with existing GSM and cdmaOne systems. Other industry participants are aggressively promoting the adoption of different standards.

     - Technology Licensing Segment (QTL)

     As part of the Company's strategy to generate new licensing revenues, significant resources are allocated to develop leading edge technology for the communications industry. There are no guarantees that the Company's technologies will continue to be adopted, the Company will be the first to market, or the Company will be able to secure patents for its technology to subsequently license. Furthermore, there are no guarantees that existing systems and applications cannot be replaced by competitors' technologies, thereby jeopardizing the Company's existing royalty and licensing revenues.

     On a worldwide basis, the Company competes primarily with two digital wireless technologies. TDMA has been deployed primarily in the U.S. and Latin America, while a variation of TDMA known as GSM, has been extensively utilized in Europe, much of Asia and certain other markets. Other digital wireless technologies, particularly GSM, to date, have been more widely adopted than CDMA, and there can be no assurance that wireless service providers will select CDMA for their networks.

     - Wireless Systems Segment (QWS)

     Existing competitors offering alternatives to the Company's OmniTRACS products are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those developed or being developed by the Company. Emergence of new competitors, particularly those offering low cost terrestrial-based products and future LEO satellite-based systems, may impact margins and intensify competition in new markets.

     Currently, three handset manufacturers have been selected by Globalstar to supply portable and fixed CDMA handsets and accessories that will operate on the Globalstar System. QUALCOMM is supplying a tri-mode mobile satellite phone which will operate with the Globalstar satellite, digital and North American analog networks. Ericsson and Telital will provide dual-mode phones that operate with both Globalstar satellite and GSM networks. There is no guarantee that the Company will receive future orders to produce phones for the expansion of the Globalstar subscriber network. Failure to receive future orders could have an impact on the Company's results of operations, liquidity and financial position.

     - Consumer Products Segment (QCP)

     QCP operates in a highly competitive environment manufacturing and marketing wireless handsets. Certain of QCP's competitors have greater manufacturing capacity, enjoy significant market share and have considerable purchasing power as a result of their size. Success in the wireless handset business market is dependent on several factors such as being first to market, product pricing and manufacturing capacity to meet carrier product demand. Furthermore, certain product providers may offer more attractive pricing or financing terms than the Company as a means of gaining more market share in the wireless handset business.

PATENTS, TRADEMARKS AND TRADE SECRETS

     The Company relies on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. The Company has been granted more than 300 patents and has over 700 patent applications pending in the United States. The vast majority of such patents and patent applications relate to the Company's CDMA digital wireless technology. The Company also actively pursues patent protection in other countries of interest to the Company. There can be no assurance that the pending patent applications will be granted, that the Company's patents or copyrights will provide adequate protection, or that the Company's competitors will not independently develop or initiate technologies that are substantially equivalent or superior to the Company's technologies. In addition, while the Company believes that its intellectual property rights regarding CDMA technology will be applicable to third generation CDMA systems, there can be no assurance that such will be the case. There can also be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and proprietary information will be adequate. The cost of defending the Company's intellectual property has been and may continue to be significant. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies which are claimed to be important to the industry or to the Company. In addition, from time to time third parties provide the Company with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies, and the Company evaluates such patents and the advisability of such licenses. If any of the Company's products were found to infringe on protected technology, the Company could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If the Company is unable to license protected technology used in the Company's products or to redesign such products, the Company could be prohibited from marketing such products.

     Ericsson, Motorola and InterDigital have each advised the TIA that they hold patent rights in technology embodied in IS-95. Lucent and OKI Electric have claimed patent rights in IS-96. In accordance with TIA guidelines, each company has confirmed to the TIA that it is willing to grant licenses under its rights on reasonable and nondiscriminatory terms. In connection with the settlement and dismissal of the Company's patent litigation with InterDigital, the Company received, among other rights, a fully-paid, royalty free license to use and to sublicense the use of those patents claimed by InterDigital to be essential to IS-95. If the Company and other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of the Company's CDMA technology.

     As part of QUALCOMM's strategy to generate licensing revenues and support worldwide adoption of its CDMA technology, the Company licenses to third parties the rights to design, manufacture and sell products utilizing its CDMA technology. The following table lists the majority of QUALCOMM's currently signed licensees:

INFRASTRUCTURE                   SUBSCRIBER EQUIPMENT             Siemens Rolm
Ericsson                         Acer Peripherals, Inc.             Communications Inc.
Fujitsu Limited                  Alps Electric Co./Alpine         Sierra Wireless, Inc.
Hitachi, Ltd.                      Electronics Inc.               SK Telecom Co., Ltd.
Hughes Network Systems, Inc.     Appeal Telecom Co., Ltd.         Sony Corporation
Hyundai Electronics Industries   Casio Computer Co., Ltd.         Standard Telecom Co., Ltd.
  Co. Ltd.                       Ericsson                         Synertek, Inc.
LG Information &                 Fujitsu Limited                  Telson Electronics Co., Ltd.
  Communications, Ltd.           GTRAN Incorporated               Toshiba Corporation
Lucent Technologies Inc.         Haitai Electronics Co., Ltd      Uniden Corporation
Motorola, Inc.                   Hanwha Corporation               United Computer &
NEC Corporation                  Hitachi, Ltd.                      Telecommunication, Inc.
Nortel Networks Corporation      Hughes Network Systems, Inc.     Wide Telecom Co., Ltd.
Samsung Electronics Co.          Hyundai Electronics Industries
                                   Co. Ltd.                       SUBSCRIBER EQUIPMENT
CABLE AND MISC. INFRASTRUCTURE   Kenwood Corporation                (GLOBALSTAR)
  EQUIPMENT                      Kokusai Electric Company         Ericsson OMC
Ortel Corporation                Kyocera Corporation              Telital S.r.l
Transcept                        LG Information &
                                   Communications, Ltd.           ASICS
TEST EQUIPMENT                   LG Electronics Inc.              DSP Communications, Inc.
Advantest Corporation            Lucent Technologies Inc.         LSI Logic Corporation
ANDO Electric Co., Ltd.          Matsushita Communication         PrairieComm Incorporated
Anritsu Corporation                Industrial Co.
Comarco Wireless Technologies,   Maxon Electronics Co., Ltd
  Inc.                           Mitsubishi Electric
Ericsson                           Corporation
Grayson Electronics Company      Motorola, Inc.
Hewlett-Packard Company          NEC Corporation
IFR Systems, Inc.                NIPPONDENSO Co., Ltd.
Japan Radio Co., Ltd.              (DENSO)
LCC Corporation                  Nokia Mobile Phones Ltd.
Motorola, Inc.                   Oki Electric Industry Co., Ltd
Racal Instruments Ltd.           Pantech Co., Ltd.
Rhode & Schwartz GmbH & Co.      Philips Electronics N.V.
Safco Corporation                Samsung Electronics Co.
Sage Instruments                 Sanyo Electric Co., Ltd.
Tektronix, Inc.                  Sewon Co., Ltd.
Wavetek GmbH                     Sharp Corporation
Willtech Incorporated

     The Company's CDMA license agreements generally provide cross-licenses to QUALCOMM to use certain of its licensees' technology to manufacture and sell certain CDMA products. In most cases, the Company's use of its licensees' technology is royalty free. However, under some of the licenses, if the Company incorporates certain of the licensed technology into certain of its products, it is obligated to pay royalties on the sale of such products. Motorola is entitled, subject to the terms of its license agreement, to share in a percentage of third-party royalties paid by licensees to the Company. Licensees are generally required to pay the Company up-front license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber, infrastructure, test and chipset products. Up-front license fees are paid in one or more installments, while royalties generally continue throughout the life of the underlying patents.

     The Company is currently engaged in patent and other infringement litigation relating to the Company's technology and products. See "Item 3 -- Legal Proceedings."

EMPLOYEES

     As of September 30, 1999, the Company and its consolidated subsidiaries employed approximately 9,700 full-time and temporary employees.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of September 30, 1999 are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Irwin Mark Jacobs....................  66    Chairman of the Board and Chief Executive
                                             Officer
Andrew J. Viterbi....................  64    Vice Chairman of the Board
Richard Sulpizio.....................  49    President and Chief Operating Officer
Anthony S. Thornley..................  53    Executive Vice President and Chief Financial
                                             Officer
Steven R. Altman.....................  38    Executive Vice President, General Counsel and
                                             General Manager, Technology Transfer and
                                               Strategic Alliances Division
Franklin P. Antonio..................  47    Executive Vice President and Chief Technology
                                             Officer
Gerald L. Beckwith...................  51    President, Wireless Systems Division
Paul E. Jacobs.......................  36    President, Consumer Products Division
Donald E. Schrock....................  54    President, CDMA Technologies Division
Philip H. White......................  37    President, Wireless Business Solutions Division

     Irwin Mark Jacobs, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He also held the title of President prior to May 1992. Before joining the Company, Dr. Jacobs was Executive Vice President and a Director of M/A-COM, Inc., a telecommunications company ("M/A-COM"). From October 1968 to April 1985, Dr. Jacobs held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was Chairman, President and Chief Executive Officer and was at all times a Director. Dr. Jacobs received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology ("MIT"). Dr. Jacobs is a member of the National Academy of Engineering and a recipient of the National Medal of Technology.

     Andrew J. Viterbi, one of the founders of the Company, has served as Vice Chairman of the Board of Directors since it began operations in July 1985. From July 1985 through July 1996 he also served as the Company's Chief Technical Officer. From July 1983 to April 1985, Dr. Viterbi was Senior Vice President and Chief Scientist of M/A-COM. From October 1968 to July 1983, Dr. Viterbi held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded, and served as President of the M/A-COM LINKABIT subsidiary of M/A-COM. During most of his period of service with LINKABIT, he was Vice-Chairman and was at all times a Director. Dr. Viterbi received his B.S. and M.S. degrees in Electrical Engineering from MIT and his Ph.D. degree from the University of Southern California. He is a member of both the National Academy of Engineering and the National Academy of Sciences and is currently a member of the President's Information Technology Advisory Committee.

     Richard Sulpizio currently serves as the Company's President and Chief Operating Officer. He was named President in July 1998 after having served as the Company's Chief Operating Officer since 1995.

Mr. Sulpizio was President of QUALCOMM Wireless Business Solutions (formerly QUALCOMM's OmniTRACS Division) from February 1994 to August 1995. Prior to his assignment in the OmniTRACS division, he held the Chief Operating Officer title from May 1992 to February 1994. Mr. Sulpizio joined the Company in May 1991 as Vice President, Information Systems and was promoted to Senior Vice President in September 1991. Prior to joining QUALCOMM, Mr. Sulpizio spent eight years with Unisys Corporation, a diversified computer and electronics company. He also spent ten years with Fluor Engineering and Construction, implementing computer systems worldwide. Mr. Sulpizio holds a bachelor's degree in Liberal Arts from California State University, Los Angeles and a master's degree in Systems Management from the University of Southern California.

     Anthony S. Thornley joined the Company as Vice President of Finance and Chief Financial Officer in March 1994, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to that, Mr. Thornley was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his bachelor's of Science degree in Chemistry from the University of Manchester, England.

     Steven R. Altman has served as General Counsel since joining the Company in October 1989. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. He was also named General Manager, Technology Transfer and Strategic Alliances Division in September 1995. Prior to joining the Company, Mr. Altman was a business lawyer in the San Diego law firm of Gray, Cary, Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctor from the University of San Diego.

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

     Gerald L. Beckwith, a Senior Vice President of the Company, was named President of the Company's Wireless Systems Division in November 1998. He served as President, Communications Systems from September 1994 to November 1998 and General Manager, Communications Systems from June 1991 to September 1994. Mr. Beckwith joined the Company in 1987 as Program Manager for the development of OmniTRACS, and was appointed Vice President of Commercial Programs in 1990. Prior to joining QUALCOMM, Mr. Beckwith held various positions at M/A-COM LINKABIT. Mr. Beckwith received his bachelor's and master's degrees in Electrical Engineering from San Diego State University.

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

     Donald E. Schrock, Senior Vice President of the Company, was named President, CDMA Technologies Division (formerly known as ASIC Products Division) in October 1997. He joined the Company in January 1996 as Corporate Vice President, in June 1996 was promoted to General Manager, ASIC Products Division and in February 1997 was named Senior Vice President. Prior to joining the Company, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuit Corporation. Mr. Schrock has also held positions as Vice President/Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a B.S.E.E. with Honors from the University of Illinois, as well as a M.S.E.E. and Advanced Business Administration degree from Arizona State University.

     Philip H. White was named President of QUALCOMM Wireless Business Solutions, formerly known as QUALCOMM's OmniTRACS Division, in January 1999 after serving as Senior Vice President and General Manager of OmniTRACS since March 1998. Within the OmniTRACS Division, he served as Vice President and General Manager from November 1997 to March 1998 and as Vice President and Assistant General Manager from April 1996 to November 1997. Mr. White joined the Company in October 1987 as Manager of Commercial Financial Controls, was appointed OmniTRACS Controller in June 1991, Vice President of Finance and Administration of OmniTRACS in July 1994 and Vice President and General Manager of OmniTRACS International Business in November 1994. Prior to joining QUALCOMM, he held various finance management positions at Hughes and M/A-COM LINKABIT. Mr. White holds bachelor's degrees in Business Administration and in History from the University of California, Santa Barbara.

RISK FACTORS

     This Risk Factor section is written to be responsive to the Securities and Exchange Commission's recently enacted "Plain English" guidelines. In this Risk Factors section and elsewhere in this document, the words "we", "our", "ours", and "us" refer only to QUALCOMM Incorporated and not any other person. Although we have experienced an increase in both revenues and profitability over the last several years, we have experienced and may continue to experience quarterly variability in operating results. As a result, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. Our future results will depend in part on the following factors:

  Delays or Defects in the Manufacture of Our CDMA Products Would Adversely Affect Our Business.

     The manufacture of wireless communications products is a complex and precise process involving specialized manufacturing and testing of equipment and procedures. Demand for, and our revenues from, CDMA wireless communications and consumer products increased substantially during fiscal 1999. Our manufacturing capacity is a critical element in meeting this demand. We cannot assure you that we will be able to effectively meet customer demand in a timely manner. Factors that could materially and adversely affect our ability to meet production demand include defects or impurities in the components or materials used, delays in the delivery of such components or materials, or equipment failures or other difficulties. We experienced component shortages in the last half of fiscal 1999. We expect shortages will continue, to some degree, in the first half of fiscal 2000, which could adversely affect our operating results. We may experience component failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of our manufacturing capacity.

     In addition, we cannot assure you that our foreign manufacturing facilities will be commercially successful given that we will be required to establish, manage and control operations in countries where we have limited or no operating experience. Additionally, our business, results of operations, liquidity and financial position could be materially and adversely affected if we are unable to manufacture CDMA consumer products at commercially acceptable costs and achieve acceptable yields. We also will be impacted negatively if we expand our manufacturing capacity but are unable to secure sufficient orders for our CDMA products.

     We primarily manufacture our CDMA consumer products through QPE, a majority-owned joint venture between us and Sony. The risks associated with the commercial manufacture of our consumer products that we describe in this document also apply to the manufacture of consumer products by QPE. Our business, results of operations, liquidity and financial position could be materially and adversely affected to the extent that QPE experiences any of the complications, delays or interruptions that we have described in this document.

  We May Engage in Strategic Transactions Which Could Adversely Affect Our Business.

     From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in September 1998 we completed the spin-off of Leap Wireless International, and in May 1999 we completed the sale of our terrestrial CDMA wireless infrastructure business to Ericsson. In September 1999, we announced that we are considering several strategic options for our terrestrial-based phone business, with an objective of completing discussions and entering into an agreement before the end of calendar year 1999. We will continue to evaluate other potential strategic transactions and alternatives which we believe may enhance stockholder value. These additional potential transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value or will not adversely affect our business or the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

  Our International Business Activities Subject Us to Risks that Could Adversely Affect Our Business.

     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their equipment providers and protective regulations, including local content and service requirements. In addition, our pursuit of such international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our projects and investments could be adversely affected by:

     - reversals or delays in the opening of foreign markets to new competitors;

     - unexpected changes in regulatory requirements;

     - export controls, tariffs and other barriers;

     - exchange controls;

     - currency fluctuations;

     - investment policies;

     - nationalization, expropriation and limitations on repatriation of cash;

     - social and political risks;

     - taxation; and

     - other factors, depending on the country in which such opportunity arises.

     Our revenues from international customers as a percentage of total revenues were approximately as follows in each of the fiscal years presented:

                        YEAR                          % OF TOTAL REVENUES
                        ----                          -------------------
1995................................................          20%
1996................................................          36%
1997................................................          30%
1998................................................          34%
1999................................................          38%

     In addition to the general risks associated with our international sales and operations, we will also be subject to risks specific to the individual countries in which we do business. We have significant sales in Asian countries with the largest concentration to South Korean customers. Sales to one South Korean customer, Samsung Electronics Company, by QCT and QTL segments comprised 9%, 11% and 9% of consolidated revenues in fiscal 1999, 1998 and 1997, respectively. At September 30, 1999, South Korean customer receivables generally were in accordance with agreed payment terms. Economies in Brazil, Chile and Mexico have been volatile and we do not know the extent to which these economies will continue to be negatively impacted by world economic events.

  Our Results of Operations May Be Harmed by Foreign Currency Fluctuations.

     We are exposed to risk from fluctuations in foreign currency which could impact our results of operations and financial condition. Financial instruments held by our consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Recently, exposures to emerging market currencies, such as the Brazilian real, have increased due to our expansion into such markets. At the present time, we only hedge those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could suffer unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic losses with respect to the recoverability of our investments. During fiscal 1999, a significant devaluation of the Brazilian real resulting in a $25 million translation loss, recorded as a component of other comprehensive income. We cannot assure you that foreign currency fluctuations which result in economic loss will not occur in the future.

     While we hedge certain transactions with non-U.S. customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies. Our financing is generally dollar-denominated. Any significant change in the value of the dollar against the debtors' functional currencies could result in an increase in the debtors' cash flow requirements and could thereby affect our ability to collect our receivables. Significant foreign currency fluctuations would have an adverse effect on our results of operations, liquidity and financial position.

  If We Are Unable to Manage Growth in Our Business, Our Business Will Suffer.

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

     In addition, inaccuracies in our demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Our international expansion plans will require us to establish, manage and control operations in countries where we have limited or no operating experience. Our experience in the expansion of production facilities and capacity is also limited. In order to accommodate planned growth, we expect that our operating expenses will continue to increase. We cannot assure you that our revenues will grow faster than our expenses. We must also continue to hire and retain qualified technical, engineering and other personnel in the face of strong demand from our competitors and others for such individuals. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, this could have a material adverse effect on our results of operations, liquidity and financial position.

  Our Business Depends on Product Sales and Sales to Certain Key Customers.

     - CDMA Technologies Segment (QCT)

     We are a major supplier of CDMA chipset products for wireless equipment manufacturers. In order to generate revenues and profits from sales of chipset and system software products, we must continue to make substantial investments and technological innovations, which are subject to a number of risks and uncertainties. Other digital wireless technologies, particularly GSM, to date have been more widely adopted than CDMA and we cannot assure you that wireless service providers will select CDMA for their networks or the growth pattern of CDMA subscribers will continue.

     CDMA chipset product revenue is, and is expected to continue to be, concentrated with a limited number of customers. As a result, our performance will depend on relatively large orders from a limited number of customers. Certain of these customers are licensees and have the right to manufacture CDMA chipsets for their own use. We cannot assure you that one or more significant QCT chipset customers will not begin to manufacture their own CDMA chipsets, or that other chipset manufacturing licensees will not begin the manufacture and sale of CDMA chipsets to current key customers of QCT. Our performance will also depend on the ability to gain additional customers within existing and new wireless markets. In fiscal 1999, three CDMA chipset customers accounted for approximately 50% of the segment's revenues. The loss of any significant existing customer or failure to gain additional customers could have a material adverse effect on our results of operations, liquidity and financial position.

     - Technology Licensing Segment (QTL)

     In order to generate revenues from licensing, licensees must continue to produce and sell licensed communications devices in significant volumes. There is no assurance that the demand for such wireless devices will continue. The reduction in such demand, the loss of key existing licensees, or our failure to gain additional licensees could have a material adverse effect on our results of operations, liquidity and financial position.

     - Wireless Systems Segment (QWS)

     Our sales to Globalstar accounted for 46% of the Wireless System segment revenue in 1999. To remain competitive in the handset business for the Globalstar System, new products must be first to market and in quantities to meet market demand at an acceptable price. We cannot guarantee that carrier demand will materialize or that we will be able to meet carrier demand at prices that will be competitive with products in demand at a particular point in time.

     Certain of our OmniTRACS contracts provide for performance guarantees to protect customers against late delivery of our products or a failure to perform. These performance guarantees generally provide for contract offsets to the extent the products are not delivered by scheduled delivery dates or the systems fail to meet specified performance criteria. We are dependent in part on the performance of our suppliers and strategic partners to provide products and services for the OmniTRACS system that are the subject of the guarantees. Thus, our ability to deliver such products in a timely manner may be outside of our control. If we are unable to meet our performance obligations, the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and on our results of operations, liquidity and financial position.

     - Consumer Products Segment (QCP)

     To remain competitive in the wireless handset business, new products must be first to market and in quantities to meet market demand at an acceptable price. We cannot guarantee that we will be able to meet carrier demand at prices that will be competitive with products that will be in demand at a particular point in time. Many of our competitors in the wireless handset business have substantially greater resources, longer manufacturing histories and more established reputations than we do.

  Our Business May Be Harmed if Our Customers Do Not Repay Vendor Financing.

     To the extent vendor financing is not repaid to us, it could have a material adverse effect on our results of operations, liquidity and financial position. We cannot assure you that our customers will not default on any financing arranged or provided by us for the purchase of our CDMA products and services, as well as future financing arrangements related to the sale of our terrestrial CDMA wireless infrastructure business.

     Many domestic and international wireless network operators to whom we have provided vendor financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and have limited financial resources. Due to currency fluctuations and international risks, foreign infrastructure customers utilizing our vendor financing programs may become unable to pay those debts from revenues generated from their infrastructure projects that are denominated in local currency. Further, we may not be permitted to retain a security interest in any licenses held by foreign wireless operators. These licenses initially may constitute the primary asset of many licensees.

  We May Need Additional Capital in the Future, and Such Additional Financing May Not Be Available.

     The design, development, manufacture and marketing of digital wireless communication products and services are highly capital intensive. In addition, wireless and satellite systems operators increasingly have required suppliers like us to arrange or provide long-term financing or provide equity to them as a condition to obtaining or bidding on projects. In particular we have substantial funding requirements to Ericsson and Leap Wireless. In May 1999, we sold our terrestrial CDMA wireless infrastructure business to Ericsson. The agreement settled our litigation with Ericsson and provides for cross licensing of intellectual property rights for all CDMA technologies. Pursuant to the agreement with Ericsson, we will extend up to $400 million in financing for possible future sales by Ericsson of cdmaOne or cdma2000 infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Russia and Mexico or in other areas selected by Ericsson. These commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of these cdmaOne or cdma2000 sales. To the extent that vendor financing is not repaid to us, it could have a material adverse effect on our results of operations, liquidity and financial position.

     We believe we may be required to raise additional funds from a combination of sources including potential debt or equity issuances. We cannot assure you that additional financing will be available on reasonable terms or at all. In addition, our credit facility places restrictions on our ability to incur additional indebtedness which could adversely affect our ability to raise additional capital through debt financing.

  Our Business May Be Harmed if Leap Wireless Does Not Meet its Repayment Obligations Under its Credit Facility with Us.

     In connection with our spin-off and distribution to our stockholders of Leap Wireless common stock, we made a substantial funding commitment to Leap Wireless in the form of a $265 million secured credit facility. Amounts borrowed under the credit facility will be due and payable on September 23, 2006. We cannot assure you that Leap Wireless will be able to meet its payment obligations to us. If Leap Wireless is unable to meet its payment obligations to us, our business, results of operations, liquidity and financial position may be materially adversely affected. Further, Leap Wireless may identify additional investment requirements or opportunities for which it needs funding and we may choose to participate in such funding.

  Our Industries Are Subject to Rapid Technological Change, and We Must Keep Pace With the Changes to Successfully Compete.

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

     Our future success will depend on our ability to continue to develop and introduce new products and product enhancements on a timely basis. As with our research and development efforts on HDR, there could be risks associated with obtaining manufacturers and operators for HDR. Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements and achieve market acceptance. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in product development, introduction or shipment of our products in commercial quantities, our competitive position could be damaged. This could have a material adverse effect on our business, results of operations, liquidity and financial position. In addition, new technological innovations generally require a substantial investment before they are commercially viable.

  If Our Industry Does Not Adopt CDMA Standards That are Compatible with Today's cdmaOne and its Supporting Network, Our Business May Suffer.

     Industry and government participants of the ITU and regional standards development organizations ("SDOs") are currently considering a variety of standards which may be utilized in third generation wireless networks. We are advocating the standardization of CDMA-based third generation standards that accommodate equally the dominant network standards in use today -- GSM-MAP and ANSI-41. Earlier this year, the Operator's Harmonization Group ("OHG") agreed to such an arrangement, which would offer network operators three CDMA modes of operation -- CDMA Multi-Carrier, which includes both 1x Radio Transmission Technology ("RTT") and 3x RTT per the original cdma2000 submission to the ITU; CDMA Direct Spread, which is a converged version of the earlier W-CDMA proposal that has been modified since its adoption by ETSI; and Time Division Duplex mode for use in unpaired bands of spectrum. Significantly, the third generation standard will be interoperable with both GSM-MAP and ANSI-41, per the Company's position. The third generation standard have since been approved by the relevant ITU Study Group, and we anticipate that it will receive final approval by the ITU Radio Communications Assembly and adopted as a third generation standard by the regional SDOs.

     We cannot assure you that we will be successful in promoting the worldwide adoption of the CDMA standards. We believe that our CDMA patent portfolio is applicable to all CDMA systems that have been approved as third generation standards. We have informed standards bodies and the ITU that we hold essential intellectual property rights for the third generation proposals based on CDMA. Further, we intend to vigorously enforce and protect our intellectual property position against any infringement. However, we cannot assure you that our CDMA patents will be determined to be applicable to any proposed standard or that we will be able to redesign our products on a cost-effective and timely basis to incorporate next generation wireless technology. If the wireless industry adopts next generation standards which are incompatible with our intellectual property, this could have a material adverse effect on our results of operations, liquidity and financial position.

  The Inadequacy of Our Intellectual Property Protection Could Adversely Affect Our Business.

     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. The vast majority of such patents and patent applications relate to our CDMA digital wireless technology and much of the remainder of such patents and patent applications relate to our OmniTRACS products. We also actively pursue patent protection in other countries of interest to us. We cannot assure you that the pending patent applications will be granted or that our patents or copyrights will provide adequate protection.

     Despite our extensive patent position and the license agreements we have entered into with Ericsson and others which provide for royalties payable to us for certain products employing such CDMA standards, there can be no assurance that our CDMA patents will be determined to be applicable to any proposed standard. The adoption of next generation CDMA standards, if any, which are determined not to rely on our patents could have a material adverse effect on our business, results of operations, liquidity and financial position.

     We cannot assure you that the confidentiality agreements upon which we rely to protect our trade secrets and proprietary information will be adequate. The cost of defending our intellectual property has been and may continue to be significant.

  Third-Party Claims of Infringement of Their Intellectual Property Could Adversely Affect Our Business.

     From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies that are claimed to be important to the industry or to us. In addition, from time to time third parties provide us with copies of their patents relating to wireless products and components and offer licenses to such technologies. We in turn evaluate such patents and the advisability of obtaining such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages or other compensation to the infringed party. If we are unable to license protected technology used in our products or if we were required to redesign such products, we could be prohibited from making and selling such products.

     A number of third parties have claimed to own patents essential to various proposed third generation CDMA standards and have committed to license such patents on a reasonable and nondiscriminatory basis. If we and other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA technology or our product margins or profitability.

     We are currently engaged in patent and other infringement litigation relating to our technology and products. See "Item 3 -- Legal Proceedings."

  If Globalstar and the Globalstar System Are Not Successful, Our Business May Be Harmed.

     We have entered into a number of development and manufacturing contracts involving the Globalstar System. Our development agreement provides for the design and development of the ground communications stations, known as gateways, and user terminals of the Globalstar System. The Globalstar System is in the first phase of deployment with 44 satellites in orbit. Satellite launches are risky, with about 15% of attempts ending in failure. Globalstar has already had one launch failure, and more failures may occur within the course of its launch campaign. The cost of installing the Globalstar System has been revised upward from the original estimates, and further increases are possible. Until the system is fully deployed and tested, it is not certain that it will perform as designed. Even if the system operates as it should, there is no certainty that the anticipated market will develop.

     Globalstar may need to raise substantial additional funds in order to operate the system as planned. If the start of service is significantly delayed, a larger proportion of Globalstar's debt service requirements will become due before Globalstar has positive cash flow, which will increase the amount of money Globalstar needs.

     The value of our investment in and future business with Globalstar, as well as our ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. As of September 30, 1999, our receivables from Globalstar were approximately $520 million. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and those losses are expected to continue through the start of service. A substantial shortfall in meeting Globalstar's capital needs could prevent completion of the Globalstar System and could adversely affect our results of operations, liquidity and financial position. In addition, Globalstar can terminate its development agreement with us if Globalstar abandons its efforts to develop the Globalstar System.

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

  The Loss of Third-Party Suppliers Could Adversely Affect Our Business.

     - CDMA Technologies Segment (QCT)

     We are highly reliant upon suppliers to produce our proprietary CDMA chipsets for incorporation into our subscriber products and sale to our licensees for use in their products. During fiscal 1999, approximately 36% of QCT's chipset purchases (in dollars) were from one supplier. Our reliance and the reliance of our licensees on sole or limited source vendors involve risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quantity and costs. The loss of any customer as a result of not being able to deliver product produced by our outside suppliers could have a material adverse effect on our results of operations, liquidity and financial position.

     - Technology Licensing Segment (QTL)

     The future revenues from licenses and royalties generated as a result of new successful patents is highly dependent on key individuals. We must continue to attract and retain high caliber individuals to develop new patentable technology for the telecommunications industry. We must also have the ability to fund significant capital for our research and development efforts. If we are not successful in our efforts to hire and retain key individuals and fund internal research and development, this could have a material adverse effect on our business, results of operations, liquidity and financial position.

     - Wireless Systems Segment (QWS)

     Several of the critical products and services used in our existing and proposed products, including chipsets, flash memory chips, radio frequency components and certain custom and semi-custom very large scale integrated circuits, other sophisticated electronic parts and major subassemblies used in the OmniTRACS system, are currently available only from single or limited sources. Our reliance and the reliance of our licensees on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, results of operations, liquidity and financial position.

     - Consumer Products Segment (QCP)

     Our manufacturing activities rely significantly on foreign suppliers. In certain cases we will be required to identify new local sources, due in part to foreign regulations governing product content, to supply our international manufacturing operations. The risks inherent in our ability to locate alternate suppliers will be complicated by our inexperience in product manufacturing in those countries. Business disruptions or financial difficulties of a sole or limited source supplier of any particular component could materially and adversely impact our operations by increasing the cost of goods sold or reducing the availability of such components. While we believe that we could obtain necessary components from other manufacturers, an unanticipated change in the source of supply of these components could result in significant shipment delays for our products. These delays could result in us being required to make performance guarantee payments.

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

  Our Business Depends on the Availability of Satellite and Other Networks for Our OmniTRACS System and Other Communication Products.

     Our OmniTRACS system currently operates in the U.S. market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2001. System enhancements currently under initial deployment should allow for increased utilization of transponder capacity. Based on results of the system enhancements, we believe that the U.S. OmniTRACS operations will not require additional transponder capacity in fiscal 2000. We believe that in the event additional transponder capacity would be required in fiscal 2000 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms on a timely basis. If we fail to maintain adequate satellite capacity this would have a material adverse effect on our business, results of operations, liquidity and financial position. Our Network Management Facility operations are subject to the risk that a failure or natural disaster could interrupt the OmniTRACS service and have a material adverse effect on the Company's results of operations. We maintain a fully operational Network Management Facility in Las Vegas, Nevada as a backup to our primary Network Management Facility in San Diego, California.

     Upon the commercial release of several new products planned in fiscal 2000, the service for these products will be reliant on various terrestrial communication networks not operated by QUALCOMM. We believe these terrestrial networks will be available for our products; however no assurance can be made on the continuing availability and performance of these networks. The lack of availability or nonperformance of these network systems could have a material adverse effect on our business, results of operations, liquidity and financial position.

  Our Business and Results of Operations May Be Harmed by Inflation and
Deflation.

     Inflation has had and may continue to have adverse effects on the economies and securities markets of certain emerging market countries and could have adverse effects on our customers and their start-up projects in those countries, including their ability to obtain financing. Brazil, Chile, and Mexico, for example, have periodically experienced relatively high rates of inflation. Significant inflation or deflation could have a material adverse effect on our business, results of operations, liquidity and financial position.

  Government Regulation May Adversely Affect Our Business.

     Our products are subject to various Federal Communications Commission regulations in the U.S. These regulations require that our products meet certain radio frequency emission standards not cause unallowable interference to other services, and in some cases must accept interference from other services. We are also subject to government regulations and requirements by local and international standards bodies outside the U.S., where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the U.S. Government and other governments, or exclusion of our technology by a standards body, could have a material adverse effect on our business, results of operations, liquidity and financial position. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information.

  The Loss of Key Technical or Management Personnel Could Adversely Affect the Performance of Our Stock.

     Our success depends in large part upon our ability to attract and retain highly qualified technical and management personnel. The loss of one or more of these employees could have a material adverse effect on our results of operations, liquidity and financial position. None of these individuals has an employment contract with us. Our success also depends upon our ability to continue to attract and retain highly qualified personnel in all disciplines. We cannot assure you that we will be successful in hiring or retaining requisite personnel.

  Product Liability Claims Could Harm Our Business.

     Testing, manufacturing, marketing and use of our products entail the risk of product liability. While we currently have product liability insurance that we believe is adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of our products. In addition, a product liability claim or recall could have a material adverse effect on our business, results of operations, liquidity and financial position.

     News reports have asserted that power levels associated with hand-held cellular telephones may pose certain health risks. We are not aware of any study that has concluded that there are any significant health risks from using hand-held cellular phones. If it were determined that electromagnetic waves carried through the antennas of cellular phones create a significant health risk, there could be a material adverse effect on our ability to market and sell our wireless phone products. In addition, there may also be certain safety risks associated with the use of hand-held cellular phones while driving. This could also have a material adverse effect on our ability to market and sell our wireless phones.

  Our Stockholders Rights Plan, Certificate of Incorporation and Delaware Law Could Adversely Affect the Performance of Our Stock.

     Our certificate of incorporation provides for cumulative voting in the election of directors. In addition, our certificate of incorporation provides for a classified board of directors and includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the classified board, cumulative voting or the transaction approval. Under our By-laws, stockholders are not permitted to call special meetings of stockholders of QUALCOMM. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

     The classified board, transaction approval, special meeting and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders' ability to approve transactions that they may deem to be in their best interests.

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

  Our Stock Price is Volatile.

     The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

     - future announcements concerning us or our competitors, including the selection of wireless technology by cellular, PCS and Wireless Local Loop service providers and the timing of roll-out of those systems;

     - receipt of substantial orders for subscriber and ASIC's products;

     - quality deficiencies in services or products;

     - announcements regarding financial developments or technological innovations;

     - new commercial products;

     - changes in recommendations of securities analysts;

     - government regulations;

     - proprietary rights or product or patent litigation; or

     - strategic transactions, such as acquisitions and divestitures.

     Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

  Our Business is Subject to Year 2000 Readiness Risks.

     We believe our critical systems are Year 2000 ("Y2K") ready. However, there is no guarantee that we have discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all susceptible systems, non-readiness by third parties whose systems and operations impact our operations and other similar uncertainties. A worst case scenario might include one or more of our critical systems, suppliers, products or major customers not being Y2K ready. This situation could result in a material disruption to our operations and have a material adverse effect on the results of operations, liquidity and financial position. See "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

     The Company is headquartered in San Diego, California where it occupies 27 properties totaling approximately 2,532,000 square feet. The Company owns ten of these properties totaling approximately 1,696,000 square feet and leases the remaining 17 properties. These facilities are used for manufacturing, engineering and administration. The Company owns and leases, to a third party, two additional properties in San Diego totaling 507,000 square feet and sublets another property totaling approximately 23,000 square feet.

     The Company leases approximately 168,000 square feet in 15 other U.S. locations including sales and support offices; engineering facilities in Boulder, Colorado; Boston, Massachusetts; Portland, Oregon; Santa Clara, California; Scotts Valley, California; and a backup Network Management Facility in Las Vegas, Nevada. The Company owns four properties in Boulder, Colorado; three of these properties totaling approximately 94,000 square feet are used for engineering and the remaining property is leased to another party. The Company also owns additional land in Boulder, Colorado. The Company leases office space internationally.

     The Company believes its facilities are adequate for its present needs. In the future, the Company may need to purchase, build or lease additional facilities to meet the requirements projected in its long-term business plan.

ITEM 3. LEGAL PROCEEDINGS

     On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q Phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q Phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. On August 6, 1999, the court granted the Company's motion for summary judgment that the Q Phone does not infringe two of Motorola's design patents. On October 5, 1999, the United States District Court in San Diego granted the Company's motions for summary judgment that the Q Phone does not infringe the last two Motorola design patents remaining in the case. As a consequence of these rulings and Motorola's decision to drop one utility patent from the case, there are no design patents and a total of ten utility patents remaining in the case. The cases have been set for a final pretrial conference in April 2000. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will continue to vigorously defend the action.

     On July 20, 1999, the Company filed a lawsuit against Motorola seeking a judicial determination that the Company has the right to terminate all licenses granted to Motorola under a 1990 Patent License Agreement, while retaining all licenses granted by Motorola to the Company under the same agreement. The Company's complaint was filed in the United States District Court for the Southern District of California where the earlier actions between the Company and Motorola described above have been pending for more than two years. The complaint alleges that Motorola has committed breaches of the Patent License Agreement that include pursuing a lawsuit against the Company for infringement of patents that are in fact licensed to the Company under the agreement and a failure to grant certain sublicenses to the Company in accordance with the terms of the agreement. The Company's new filing also seeks a ruling that upon termination of the Patent License Agreement, the patents formerly licensed to Motorola would be infringed by CDMA handsets, integrated circuits and network infrastructure equipment made and sold by Motorola. On August 5, 1999, the Company amended its complaint to allege that Motorola's CDMA wireless phones infringe three patents of the Company. The Company's new claims seek damages and an injunction against Motorola's sale of infringing phones. Motorola has filed counterclaims alleging breach of the Patent License Agreement and a DS-CDMA Technology License Agreement also signed in 1990.

     On or about June 5, 1997, Elisra Electronic Systems Ltd. ("Elisra") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement ("DSA") entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, and a briefing schedule has been set. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that claims made by Elisra are without merit and will vigorously defend against the claims.

     On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No schedule for the arbitration proceedings has been established. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

     On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership, ("Lemelson") filed an industry-wide action in the United States District Court for the District of Arizona. The complaint names a total of 88 parties, including the Company, as defendants and purports to assert claims for infringement of 15 patents. The complaint alleges that application specific integrated circuit ("ASIC") devices sold by the Company, or the processes by which such devices are manufactured, infringe the asserted patents. On October 1, 1999, the Company and Lemelson entered into a settlement agreement resolving all claims made against the Company in the complaint which will not have a material effect on the financial results of the Company.

     On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company who, among other things "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class has filed a Second Amended Complaint, including additional class representatives, and substantially the same allegations as the First Amended Complaint. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     On June 29, 1999, GTE Wireless, Incorporated ("GTE") filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the company's motion to transfer the action to the United States District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

     QUALCOMM has received notice from Ericsson that Ericsson intends to dispute the determination of the purchase price under the Asset Purchase Agreement dated as of March 24, 1999, as amended (the "Agreement"), pursuant to which Ericsson acquired certain assets related to the Company's terrestrial wireless infrastructure business in May 1999. QUALCOMM has also received notice from Ericsson that Ericsson intends to assert claims for indemnification under the Agreement. QUALCOMM and Ericsson are having on-going discussions aimed at potentially resolving these claims. In the event the parties are unable to resolve these claims, they are subject to dispute resolution procedures set forth in the Agreement. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend them.

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 26, 1999.

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

                                                            HIGH        LOW
                                                           -------    -------
FISCAL 1999
First Quarter............................................  $ 30.00    $ 18.88
  Second Quarter.........................................    59.97      25.31
  Third Quarter..........................................   137.50      54.25
  Fourth Quarter.........................................   199.00     125.13
FISCAL 1998
  First Quarter..........................................  $ 35.97    $ 22.75
  Second Quarter.........................................    29.22      22.50
  Third Quarter..........................................    30.28      23.32
  Fourth Quarter.........................................    33.69      20.47

     As of November 15, 1999, there were 2,651 holders of record of the Common Stock. On November 15, 1999, the last sale price reported on the Nasdaq National Market for the Common Stock was $368.00 per share. The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

     On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999. All references to per share amounts have been restated to reflect this stock split.

     On November 2, 1999, the Company's Board of Directors approved, subject to stockholders' approval, a four-for-one stock split of the Company's common stock and an increase in the number of authorized shares of common stock to three billion shares. The Board of Directors also authorized a special meeting of stockholders for the purposes of approving the stock split and the proposed share increase. The special stockholders meeting is expected to be held on or about December 20, 1999. If the stockholders approve the stock split and the proposed increase in the authorized number of shares, the stock split will be implemented as soon as practicable following the special meeting.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following statement of income and balance sheet data for the years ended September 30, 1999 -- 1995 has been derived from the Company's audited financial statements. Consolidated balance sheets at September 30, 1999 and 1998 and the related consolidated statements of income and of cash flows for each of the three years in the period ended September 30, 1999 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

                                                                  YEARS ENDED SEPTEMBER 30,(1)
                                                  ------------------------------------------------------------
                                                     1999         1998         1997         1996        1995
                                                  ----------   ----------   ----------   ----------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues........................................  $3,937,299   $3,347,870   $2,096,365   $  813,850   $386,612
                                                  ----------   ----------   ----------   ----------   --------
Operating expenses:
  Cost of revenues..............................   2,485,072    2,333,399    1,518,006      535,861    213,170
  Research and development......................     381,139      349,483      235,922      162,340     80,171
  Selling, general and administrative...........     425,941      410,347      236,188      123,085     72,672
  Other(2)......................................     240,007       11,976        8,792           --         --
                                                  ----------   ----------   ----------   ----------   --------
         Total operating expenses...............   3,532,159    3,105,205    1,998,908      821,286    366,013
                                                  ----------   ----------   ----------   ----------   --------
Operating income (loss).........................     405,140      242,665       97,457       (7,436)    20,599
  Interest expense..............................     (14,698)      (8,058)     (11,012)      (3,354)    (2,264)
  Investment income (expense), net..............      24,576      (46,663)      45,266       37,417     21,545
  Distributions on Trust Convertible Preferred
    Securities of subsidiary trust..............     (39,297)     (39,270)     (23,277)          --         --
  Other(3)......................................     (69,035)          --           --           --         --
                                                  ----------   ----------   ----------   ----------   --------
  Income before income taxes....................     306,686      148,674      108,434       26,627     39,880
  Income tax expense(4).........................    (105,807)     (40,142)     (16,500)      (5,600)    (9,700)
                                                  ----------   ----------   ----------   ----------   --------
  Net income....................................  $  200,879   $  108,532   $   91,934   $   21,027   $ 30,180
                                                  ==========   ==========   ==========   ==========   ========
Net earnings per common share(5):
  Basic.........................................  $     1.35   $     0.78   $     0.68   $     0.16   $   0.28
  Diluted.......................................  $     1.24   $     0.73   $     0.64   $     0.15   $   0.26
Shares used in per share calculations(5):
  Basic.........................................     148,678      138,406      134,670      131,115    106,833
  Diluted.......................................     162,472      147,924      143,774      140,669    115,114
BALANCE SHEET DATA:
Cash, cash equivalents and investments..........  $1,684,926   $  303,324   $  808,858   $  354,281   $578,996
Working capital.................................   2,101,861      655,611      982,117      425,231    599,633
Total assets....................................   4,534,950    2,566,713    2,274,680    1,185,330    940,717
Bank lines of credit............................     112,000      151,000      110,000       80,700
Other debt and capital lease obligations........       3,894        6,921       10,967       13,142     39,494
Company-obligated mandatorily redeemable Trust
  Convertible Preferred Securities of a
  subsidiary trust holding solely debt
  securities of the Company.....................     659,555      660,000      660,000           --         --
Total stockholders' equity......................   2,871,755      957,596    1,024,178      844,913    799,617

- ---------------
(1) The Company's fiscal years end on the last Sunday in September. As a result, fiscal 1996 includes 53 weeks.

(2) Consists of asset impairment and other charges related to the Ericsson transaction and restructuring charges in 1999, acquired in-process research and development and asset impairment charges in 1998, and asset impairment charges in 1997 (see Item 7 -- "Management Discussion and Analysis of Financial Condition and Results of Operations").

(3) Consists of non-operating charges related to financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and the write-off of assets related to an investment in the Ukraine and loans to an investee of Leap Wireless (see Item
    7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(4) Includes the tax benefit of $22 million in 1997 and $3 million in 1995 from a reduction in the valuation allowance to recognize deferred tax assets.

(5) Net earnings per common share and shares used in per share calculation were retroactively restated for 1997 -- 1995 in connection with the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See Note 1 of "Notes to Consolidated Financial Statements." On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999. All references to number of shares and per share amounts have been restated to reflect this stock split.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, avoiding delays in the commercial implementation of the CDMA technology; risk that the rate of growth in the CDMA subscriber population will decrease; risks associated with the scale-up, acceptance and operations of CDMA systems, including HDR technology; risks associated with component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of Globalstar; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with vendor financing; timing and receipt of license fees and royalties; risks associated with international business activities; and risks related to customer receivables and performance obligations, as well as the other risks detailed in this Form 10-K. The Company's consolidated financial data includes QPE and certain other consolidated subsidiaries of the Company.

RECENT DEVELOPMENTS

     On September 14, 1999, QUALCOMM announced it is considering several strategic options for its terrestrial-based phone business that currently holds an industry leading position in CDMA handsets in the North American market. With increased competition, parts shortages and industry consolidation reducing margins in consumer products, QUALCOMM desires to transition the business to a manufacturer that will support its customer base and employees while providing economies of scale, a strong purchasing base and other operating efficiencies. Discussions are underway with a number of companies that have expressed interest. QUALCOMM has set an objective of completing discussions and entering an agreement before the end of the calendar year, which may result in a non-recurring charge to earnings. There can be no assurance the Company will be able to transition this business to another manufacturer or enter an agreement by the end of calendar year 1999, if at all.

     On July 27, 1999, the Company completed an offering of 6,900,000 shares of common stock at a net price of $156.50 per share. The net proceeds of the offering were approximately $1 billion.

     On May 24,1999 (the "Closing Date"), QUALCOMM sold certain assets related to the Company's terrestrial CDMA wireless infrastructure business to Ericsson pursuant to the March 24, 1999 Asset Purchase Agreement (the "Agreement"), as amended. The Company and Ericsson also entered into various license and settlement agreements in connection therewith. Under the Agreement, (a) QUALCOMM agreed to sell certain assets relating to its terrestrial CDMA wireless infrastructure business to Ericsson in exchange for cash and the assumption of certain liabilities, (b) QUALCOMM and Ericsson agreed to jointly support a single worldwide CDMA standard with three optional modes for the next generation of wireless communications, and (c) all of the existing litigation between the companies was settled, and the companies entered into royalty-bearing cross-licenses for their respective CDMA patent portfolios, including cdmaOne, WCDMA and cdma2000. The cross-licenses are royalty bearing for CDMA subscriber units sold by Ericsson and QUALCOMM. QUALCOMM also will receive rights to sublicense certain Ericsson patents, including the patents asserted in the litigation, to QUALCOMM's chipset customers. See "Item
3 -- Legal Proceedings."

     As part of the Agreement, QUALCOMM and Ericsson have also agreed to jointly support approval by the International Telecommunications Union ("ITU") and the other standards bodies, including the U.S. Telecommunications Industry Association ("TIA") and the European Telecommunications Standards Institute ("ETSI"), of a single CDMA third generation standard that encompasses three optional modes of operation: 1) direct spread Frequency Division Duplex ("FDD"),
2) multi-carrier FDD, and 3) Time Division Duplex ("TDD"). Each mode supports operation with both GSM MAP and ANSI-41 networks. The Company believes that rapid adoption of the single CDMA standard is in the best interests of the industry and will allow each operator to select which mode of operation to deploy based on marketplace needs. As part of the Agreements, QUALCOMM and Ericsson each committed to the ITU and to other standards bodies to license their essential patents for the single CDMA standard or any of its modes to the rest of the industry on a fair and reasonable basis free from unfair discrimination. On the Closing Date, each of the companies notified the ITU and other relevant standards bodies that any intellectual property rights blocking previously in force have been withdrawn.

     Pursuant to the Agreement, Ericsson purchased certain assets related to the Company's terrestrial CDMA wireless infrastructure business, including its R&D resources, located in San Diego, California and Boulder, Colorado, and assumed selected customer commitments, including a portion of future vendor financing obligations, related assets and personnel. The Company recorded charges of $66 million to reflect the difference between the carrying value of the net assets and the consideration received from Ericsson, less costs to sell. Total consideration will be based on a final determination of net assets as of the Closing Date.

     QUALCOMM has received notice from Ericsson that Ericsson intends to dispute the determination of the purchase price under the Agreement, pursuant to which Ericsson acquired certain assets related to the Company's terrestrial wireless infrastructure business in May 1999. QUALCOMM has also received notice from Ericsson that Ericsson intends to assert claims for indemnification under the Agreement. QUALCOMM and Ericsson are having on-going discussions aimed at potentially resolving these claims. In the event the parties are unable to resolve these claims, they are subject to dispute resolution procedures set forth in the Agreement. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will defend them vigorously.

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

     The Company has retained certain terrestrial CDMA wireless infrastructure business contracts. Equipment sales and deployment services under these contracts may be subcontracted to Ericsson. The Company has ceased its development and manufacture of terrestrial-based infrastructure base stations and has no present intention to re-enter that business. Accordingly, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business. The Company recorded charges of $43 million in other operating expenses during fiscal 1999 to reduce the carrying value of certain other assets to their approximate net realizable value related to its terrestrial CDMA wireless infrastructure business. The Company also recorded $52 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets.

     The Company and Ericsson announced that certain compensation benefits would be provided to employees transferred to Ericsson. The Company recorded a $74 million charge in other operating expenses during fiscal 1999 relating to its share of the employee compensation benefits.

     On September 29, 1999, Leap Wireless announced its intention to withdraw its support for Metrosvyaz, Ltd. ("Metrosvyaz"), an investee in Russia, and that such withdrawal would result in the write-off of its investment in that entity. As a result of Leap Wireless' decision, the Company recorded a $51 million charge related to the impairment of receivables and products and deployment services placed with Metrosvyaz for which the Company had not yet recognized revenue, including $17 million in other non-operating expenses related to the impairment of non-trade receivables.

     On October 11, 1999, Globalstar officially introduced its mobile and fixed telephone service, which is expected to bring affordable, high-quality telephony service to virtually any place on earth. The satellite-based telecommunications system is initiating a phased roll-out of service in regions of the world covered by its first nine operational gateways, or ground stations. Globalstar initially will provide limited distribution of service to selected individuals during "friendly users" trials in the United States, Canada, Brazil, Argentina, China, Korea, South Africa and parts of Europe, allowing service providers to make final adjustments and refinements before launching full commercial service over the next few months. During this period, marketing, distribution and customer care systems in these locations will be tested and adjusted based on feedback from early users, with the goal of providing high quality service when Globalstar is more broadly introduced around the world in the coming months.

     On October 18, 1999, Globalstar announced the successful launch of an additional four LEO satellites, bringing the total number of Globalstar satellites now in space to 44. Globalstar remains on schedule to launch a further eight satellites on two launches in November and December of this year to complete its planned constellation of 48 satellites and four in-orbit spares.

     During fiscal 1999, the Company recorded $111 million in unrealized gains, net of taxes, on available-for-sale securities. The gain was recorded in other comprehensive income as a component of equity.

FISCAL 1999 COMPARED TO FISCAL 1998

     Total revenues for fiscal 1999 were $3,937 million, an increase of $589 million over total revenues of $3,348 million for fiscal 1998. Revenue growth for 1999 was primarily due to increased sales of CDMA chipsets and phone products, significant growth in royalties and deployment of commercial gateways in the Globalstar System.

     Cost of revenues for fiscal 1999, which consisted primarily of cost of sales of CDMA chipsets and phone products, was $2,485 million compared to $2,333 million for fiscal 1998. The dollar increase in costs primarily reflects increased shipments of phone products and deployment of commercial gateways. The decrease in cost of revenues as a percentage of revenues to 63% in fiscal 1999 from 70% in fiscal 1998 primarily reflects operational efficiencies, volume discounts obtained from suppliers and increased royalty revenue. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

     For fiscal 1999 research and development expenses were $381 million or 10% of revenues, compared to $349 million or 10% of revenues for fiscal 1998. The dollar increase was primarily due to new chipset product initiatives and software development efforts, offset by a decrease in terrestrial CDMA wireless infrastructure product research and development as a result of the sale of the business in May 1999.

     For fiscal 1999, selling, general and administrative expenses were $426 million or 11% of revenues, compared to $410 million or 12% of revenues for fiscal 1998. The dollar increase for fiscal 1999 was primarily attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased patent and information technology expenses, offset by a decrease in marketing expense for terrestrial CDMA wireless infrastructure products, including reduced headcount and proposal activity.

     During fiscal 1999, other operating expenses were $240 million, compared to $12 million for fiscal 1998. In March 1999, the Company sold certain assets related to its terrestrial CDMA wireless infrastructure business to Ericsson. Other operating expenses during fiscal 1999 were comprised primarily of $74 million in compensation benefits provided to employees transferred to Ericsson, $66 million in charges to reflect the difference between the carrying value of the net assets to be sold and the net consideration received and various license and settlement agreements in connection therewith, $43 million in charges to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, $34 million related to the impairment of receivables and other assets in connection with Leap Wireless' decision to withdraw its support for Metrosvyaz, Ltd., and $15 million in restructuring charges.

     During fiscal 1998, the Company acquired substantially all of the assets of Now Software, Inc. for $10 million. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the same period, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

     For fiscal 1999, interest expense was $15 million compared to $8 million for fiscal 1998. This increase is the result of increased bank borrowings during fiscal 1999.

     Investment income, net was $25 million in fiscal 1999 compared to investment expense, net of $47 million for fiscal 1998. During fiscal 1999, the Company recognized interest income of $50 million, minority interest in income of consolidated subsidiaries of $13 million, and $15 million equity in losses of investees as compared to interest income of $39 million, minority interest in income of consolidated subsidiaries of $48 million, and $21 million in equity in losses of investees in fiscal 1998. The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with Sony. Minority interest for fiscal 1998 includes the impact of restructuring QPE. Equity in losses of investees for all periods indicated relates to the Company's ownership interests in domestic and international CDMA based wireless telecommunications businesses and joint ventures. The majority of these investments were transferred to Leap Wireless as part of the spin-off. The Company also recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom Inc. during fiscal 1998 as a result of subsidiaries of NextWave Telecom, Inc. filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

     Distributions on Trust Convertible Preferred Securities of $39 million in each of fiscal 1999 and fiscal 1998 relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in February 1997.

     During fiscal 1999, the Company recorded $69 million in non-operating charges, including $37 million in reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction, $17 million related to the impairment of non-trade receivables from Metrosvyaz, and $15 million related to the write off of TOU assets.

     Income tax expense was $106 million for fiscal 1999 compared to $40 million for fiscal 1998, resulting primarily from higher pretax earnings and a higher effective tax rate for fiscal 1999 as compared to fiscal 1998. The annual effective tax rate for fiscal 1999 was 35%, excluding the effect of the reinstatement of the 1998 R&D tax credit recorded in fiscal 1999, compared to 30% for fiscal 1998. The higher tax rate was a result of higher earnings relative to the growth of R&D tax credits.

FISCAL 1998 COMPARED TO FISCAL 1997

     Total revenues for fiscal 1998 were $3,348 million, an increase of $1,252 million over total revenues of $2,096 million for fiscal 1997. Revenue growth for 1998 was primarily due to increased sales of CDMA chipsets, infrastructure and phone products, the sale of OmniTRACS products and services, growth in royalties and sales of commercial gateways for deployment in the Globalstar System.

     Cost of revenues for fiscal 1998, which consisted primarily of cost of sales of CDMA chipsets, infrastructure and phone products, was $2,333 million compared to $1,518 million for fiscal 1997. The dollar increase in costs primarily reflects increased shipments of CDMA chipsets, infrastructure and phone products and initial sales of commercial gateways. The decrease in cost of revenues as a percentage of revenues to 70% in fiscal 1999 from 72% in fiscal 1998 primarily reflects operational efficiencies, volume discounts obtained from suppliers and increased royalty revenue.

     For fiscal 1998 research and development expenses were $349 million or 10% of revenues, compared to $236 million or 11% of revenues for fiscal 1997.

     For fiscal 1998, selling, general and administrative expenses were $410 million or 12% of revenues, compared to $236 million or 11% of revenues for fiscal 1997. The dollar increase for fiscal 1998 was primarily attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations, increased litigation and information technology expenses, costs associated with the Leap Wireless Spin-off, and an increase in national and international marketing activities and advertising costs related to sales of CDMA phone products.

     During fiscal 1998, the Company acquired substantially all of the assets of Now Software, Inc. for $10 million. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date. This expense was included in other operating expenses. Also during the same period, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

     For fiscal 1998, interest expense was $8 million compared to $11 million for fiscal 1997. This decrease is the result of decreased bank borrowings during fiscal 1998 to support the working capital needs of QPE.

     Investment expense, net was $47 million in fiscal 1998 compared to investment income, net of $45 million for fiscal 1997. During fiscal 1998, the Company recognized interest income of $39 million, minority interest in income of consolidated subsidiaries of $48 million, and $21 million in equity in losses of investees as compared to interest income of $35 million and minority interest in income of consolidated subsidiaries of $3 million. The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE. During March 1998, QPE became solely a manufacturing venture. Previously, QPE had been a design and sales venture in addition to a manufacturing venture. Minority interest for fiscal 1998 includes the impact of restructuring QPE. Equity in losses of investees for all periods indicated relates to the Company's ownership interests in domestic and international CDMA based wireless telecommunications businesses and joint ventures. The Company also recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom Inc. during fiscal 1998 as a result of subsidiaries of NextWave Telecom, Inc. filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

     Distributions on Trust Convertible Preferred Securities of $39 million and $23 million for fiscal 1998 and fiscal 1997, respectively, relate to the private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities by QUALCOMM in February 1997.

     Income tax expense was $40 million for fiscal 1998 compared to $17 million for fiscal 1997, resulting primarily from higher pretax earnings for fiscal 1998 as compared to fiscal 1997 and the tax benefit from recognition, during the third quarter of fiscal 1997, of deferred tax assets that satisfied the "more likely than not" criteria for recognition established by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The annual effective tax rate for fiscal 1998 was 30%, excluding an increase in certain estimated tax credits, compared to 15% for fiscal 1997, which included the tax benefit from recognizing the deferred tax assets. The higher tax rate was a result of higher earnings relative to the growth of R&D tax credits.

QUALCOMM SEGMENT RESULTS

     The following should be read in conjunction with the 1999 financial results of each reporting segment as detailed in Note 15, "Segment Information" of the Consolidated Financial Statements and Notes.

  CDMA Technologies Segment (QCT)

     The QCT segment is a major supplier of components to manufacturers that need to design CDMA into their phones or infrastructure equipment. QCT continues its tradition of helping manufacturers produce smaller and more affordable products by bringing new chipsets to the market with more functionality in a substantially smaller package size. QCT's CDMA ASIC products include Mobile Station Modem ("MSM") chips for telephone handsets, Cell Site Modem ("CSM") chips for infrastructure base stations and a number of related chips that make digital voice transmission and processing possible.

     Segment revenues increased 29% to $1,133 million and earnings before taxes increased 66% to $428 million. Revenue and earnings before taxes growth was primarily due to increased customer demand for CDMA chipsets in the United States, Korea, and Japan and to new product releases. Over 39 million MSM chipsets were sold in fiscal 1999, contributing to the significant growth in both the revenue and earnings before tax for the fiscal year ended September 1999. MSM chipset sales increased by more than 20 million over the prior year, an increase of 160%.

     In September 1999, QCT announced an alliance with Lucent Technologies to commercialize a wireless technology designed to increase the capacity and data capabilities of Lucent's network equipment based on CDMA.

     In October 1999, QCT announced the development of MSM chipset and system software solutions that will feature integrated support for wireless position location technology. Called gpsOne, this MSM solution is intended to provide a highly cost-effective solution for wireless position technology in a mobile handset for CDMA cellular and PCS networks. In October 1999, QCT also announced further development plans for MSM solutions that will support the single worldwide CDMA standard for third generation systems. The new chipsets and systems will pave the way for QUALCOMM to deliver complete solutions to accelerate the global deployment of third generation CDMA products and services. These solutions will enable manufacturers and operators worldwide to easily and effectively evolve their products and services based on local market requirements and deliver a new breed of feature-rich, voice and data-centric wireless devices furthering the growth of the wireless industry.

  Technology Licensing Segment (QTL)

     QTL provides licenses to third parties related to the design, manufacture and sale of products using the Company's technologies.

     Segment revenues increased 57% to $454 million and earnings before taxes increased 58% to $405 million. Revenue and earnings before taxes growth was primarily due to royalties paid from licensees due to an increase in worldwide demand for CDMA technologies.

  Wireless Systems Segment (QWS)

     QWS designs, manufactures, markets and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging and position reporting equipment and services to transportation companies.

     Segment revenues decreased 10% to $940 million and earnings before taxes increased 138% to $20 million. Revenue decreased due to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson. Earnings before taxes growth was primarily due to deployment of Globalstar gateways and OmniTRACS domestic unit demand from existing customers and increase in messaging revenue due to expansion in customer base, offset by the impact of the sale of infrastructure contracts to Ericsson.

     In October 1999, QWS announced Chinese government approval of its contract with Guangdong South Satellite Telecommunications Service Co., Ltd. ("SST"), a subsidiary of Guangdong Nanfang Communications Group, to provide satellite data services in China. SST will offer QUALCOMM's OmniTRACS mobile information management system to China's transportation industry. In August 1999, QWS also announced a joint venture with AUTOTRAC Comercio e Telecomunicacoes S.A. of Brazil to bring the OmniTRACS mobile information management system to Argentina. This OmniTRACS system will provide two-way satellite-based communications, including real-time Global Positioning System ("GPS") monitoring and a satellite communications system to allow the transfer of data to and from a vehicle while en route.

  Consumer Products Segment (QCP)

     QCP designs, manufactures and markets wireless handsets and accessories using CDMA technology for use in mobile and fixed wireless networks.

     Segment revenues increased 72% to $1,470 million and earnings before taxes increased 76% to a $40 million loss. Revenue and earnings before taxes growth was primarily due to an increase in demand for CDMA handsets, new product releases, expanded manufacturing facilities with entrance into the Brazilian market and improved manufacturing efficiencies.

     In October 1999, QCP announced that Oracle Corporation, the world's leading supplier of software for information management technology, has chosen QUALCOMM's pdQ smartphone as one of the key platforms for its Customer Relationship Management ("CRM") mobile sales and service applications. Oracle CRM 3I is a complete suite of products for managing all aspects of customer relations, from marketing to sales to service. With Oracle's mobile sales and services applications, the pdQ smartphone provides enterprise companies with a completely portable management tool, from customer and contact data to sales forecasting and opportunity tracking plus clear CDMA voice capabilities.

     On September 14, 1999, QUALCOMM announced it is considering several strategic options for its terrestrial-based phone business. QUALCOMM desires to transition the business to a manufacturer that will support its customer base and employees while providing economies of scale, a strong purchasing base and other operating efficiencies. QUALCOMM has set an objective of completing discussions and entering an agreement before the end of the calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     On July 27, 1999, the Company completed an offering of 6,900,000 shares of common stock at a net price of $156.50 per share. The net proceeds of the offering were approximately $1 billion. The Company anticipates that its cash and cash equivalents and investments balances of $1,685 million at September 30, 1999, together with the net proceeds of the offering, including interest earned thereon, will be used to fund working and fixed capital requirements, including facilities related to the expansion of its operations, financing for customers of CDMA infrastructure products in accordance with the Agreement with Ericsson, and investment in joint ventures or other companies and other assets to support the growth of its business. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. There can, however, be no assurance that additional financing will be available on acceptable terms or at all. In addition, the Company's credit facility, as well as notes and indentures, place restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

     The Company has an unsecured credit facility ("Credit Facility") under which banks are committed to make up to $400 million in revolving loans to the Company. The Credit Facility expires in March 2001. The Facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the Credit Facility. The Credit Facility includes certain restrictive financial and operating covenants. At September 30, 1999, there were no amounts or letters of credit issued outstanding under the Credit Facility. The Company cancelled a $200 million credit facility on August 2, 1999.

     In fiscal 1999, $182 million in cash was provided by operating activities, compared to $25 million used by operating activities in fiscal 1998. Cash provided by operating activities in fiscal 1999 includes $554 million of net cash flow provided by operations offset by $372 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income resulting from increased revenues and gross margins. Net working capital requirements of $372 million primarily reflect increases in accounts receivable and finance receivables which were primarily offset by a decrease in inventories and an increase in accounts payable and accrued liabilities. The increase in accounts and finance receivables in fiscal 1999 reflects the continued growth in products and component sales, and the deferral of contract payments under the development agreement with Globalstar. The increase in accounts payable and accrued liabilities are primarily attributable to the growth of the business.

     Investments in capital expenditures and other entities totaled $224 million in fiscal 1999, compared to $429 million in fiscal 1998. Significant components in fiscal 1999 consisted of the purchase of $180 million of capital assets and the investment of $44 million in entities in which the Company holds less than a 50% interest. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, throughout fiscal 2000.

     In fiscal 1999, the Company's financing activities provided $1,270 million. Proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans provided $1,312 million, offset by a $39 million net repayment of bank lines of credit. In fiscal 1998, the Company's financing activities provided net cash of $86 million, including $52 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $41 million in net borrowing under bank lines of credit.

     During March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000, will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest. During the first quarter of fiscal 2000, the Company expects to finalize negotiations with Globalstar which could result in the deferral of up to $400 million of future contract payments under the development agreement, including $240 million in trade receivables which were reclassified to non-current finance receivables at September 30, 1999. Such deferrals will be interest bearing and paid by Globalstar over a period not exceeding four years from the date of the deferral. At September 30, 1999, approximately $349 million in interest bearing financed amounts and approximately $171 million in accounts receivable, including $59 million in unbilled receivables, were outstanding from Globalstar.

     At September 30, 1999, commitments to extend long-term financing for possible future sales to customers, other than Globalstar, totaled approximately $420 million, which the Company expects to fund over the next five years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. Pursuant to the Ericsson Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson. Commitments outstanding at September 30, 1999 include the commitment to Ericsson.

     The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. At September 30, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

     In addition to the letter of credit on behalf of Globalstar, the Company has $21 million of letters of credit and $103 million of other financial guarantees outstanding as of September 30, 1999, none of which are collateralized.

     As part of the Company's strategy of supporting the commercialization and sale of its CDMA technology and products, the Company may from time to time enter into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve the investment by QUALCOMM of substantial capital in the operating company. At September 30, 1999, the Company's investments include Shinsegi Telecomm Inc. (Korea), Vesper, S.A. (Brazil), Vesper Sao Paulo, S.A. (Brazil), and Wireless Knowledge, L.L.C. (a Delaware limited liability company). Funding commitments related to these investments total $119 million at September 30, 1999 which the Company expects to fund over three years. Such commitments are subject to the joint ventures meeting certain commitments; actual equity funding may be in lesser amounts.

     On October 29, 1999, the Company and Pegaso Telecomunicaciones ("Pegaso") executed a commitment letter, subject to Pegaso shareholder approval, in which the Company agreed to provide up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The Company currently has guaranteed a $100 million facility that would be refinanced by the $250 million senior secured facility. The debt facilities will have final maturities of seven to eight years.

     QUALCOMM has a funding commitment to Leap Wireless in the form of a $265 million secured credit facility, which consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $230 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due and payable on September 23, 2006. QUALCOMM has a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001; prior to such time, accrued interest shall be added to the principal amount outstanding. At September 30, 1999, $126 million was outstanding under this facility.

     In October 1999, 1,803,792 Trust Convertible Preferred Securities were converted into 2,482,739 shares of common stock. The conversion resulted in an approximate $90 million reduction in the recorded obligation to Trust Convertible Preferred Securities holders. The Company has the right and intends to redeem the Trust Convertible Preferred Securities on or after March 4, 2000. The holders of the Trust Convertible Preferred Securities have the option to convert the securities into common stock or to redeem the securities at the initial conversion price. A premium is payable over the conversion price if the Company redeems prior to March 4, 2002. Upon conversion of all outstanding Trust Convertible Preferred Securities, the approximately $660 million in Trust Convertible Preferred Securities will convert into common stock on or after March 4, 2000.

     On November 10, 1999 QUALCOMM entered into an agreement with Korea Telecom Freetel ("KT Freetel") pursuant to which QUALCOMM agreed to invest approximately $200 million in KT Freetel to purchase 1.95% of KT Freetel's common stock and zero coupon bonds of KT Freetel with warrants to purchase additional common shares. KT Freetel has agreed to commercially deploy HDR technology, subject to the successful completion of technical and marketing trials. If KT Freetel meets certain obligations related to HDR technology, QUALCOMM is required to purchase the shares underlying the warrants, for which the bond could be used as payment in full.

YEAR 2000 READINESS

     The Year 2000 ("Y2K") issue relates to the way computer systems and programs define calendar dates. A system could fail or miscalculate a date including "00" to mean 1900 rather than 2000. Also, other systems and products, not typically recognized as computer or information technology related, may contain embedded hardware or software that would be affected by this issue.

     The Company has been working on the Y2K Project ("Project") since 1997. As part of its strategy, a Y2K Program Office was formed and is led by the Company's Chief Information Officer ("CIO"). It is sponsored by each division President and is composed of Senior IT Managers/Directors within each division. These leaders are responsible for working within their divisions to ensure Y2K readiness with a primary focus on products and customers. Functional areas, which support all divisions, are also members of the Program Office Team. These include Supply Chain, Corporate Human Resources and Accounting, Logistics, Facilities, and certain elements of Information Technology. The Company works with outside consulting firms as well as certain industry consortiums to assist with the effort. All Y2K efforts have been tracked and managed by the Program Office, while detailed plans have been developed and are being executed at the division and functional area levels. This strategy has reduced the Company's level of uncertainty about the Y2K problem, and in particular, about the Y2K readiness of the Company's critical customers and suppliers. The Company believes that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

     The Company's Y2K Project, designed to minimize the impact of Y2K problems on operations, is proceeding on schedule. The members of the Company's Y2K Program Office have been addressing the issues under four major sections:
Internal Readiness, Supply Chain Assessment, Product Readiness and Customer Readiness. Each section is evaluated through four phases: Discovery, Assessment, Remediation and Post-Remediation. Discovery is the process of identifying potential Y2K issues throughout the Company's critical business process. Assessment is the process of categorizing issues that were identified in the Discovery phase into "ready," "not ready" or "needs more study." Remediation is the process of fixing and testing those items that must be ready for the Y2K. Post-Remediation is the process of addressing Y2K issues that were not previously or not adequately corrected.

     Internal Readiness addresses the computing and communications infrastructure, the tools and systems used to develop products and run the business, and internal service organizations. The Company has identified what it believes to be the critical systems and non-computer related items that are required to be Y2K ready. Using supplier data and internal discovery methods, remediation or replacement efforts are complete for our critical systems. The Company has a dedicated Y2K readiness-testing lab used for testing the Company's computing and communications infrastructure as well as the Company's critical business tools. Non-ready critical systems have been retired, replaced, or repaired. At this time, the Company's Internal Readiness of critical systems is complete. There is an ongoing project to address Y2K readiness for all non-critical computer and telecommunications systems by December 31, 1999.

     Supply Chain Assessment involves evaluating the Y2K readiness of QUALCOMM's suppliers and their ability to continue delivering materials and services after 1999. The Company has completed formal communications with critical suppliers to determine the Company's vulnerability to suppliers' Y2K issues. The Company has been requesting that critical suppliers represent their products and services to be Y2K ready and that they have a program to test for that readiness. At this date, the Company has received Y2K readiness information from all critical suppliers. The Company has engaged in Y2K information sharing meetings with all of its critical suppliers. On-site visits of key suppliers for the purpose of verifying Y2K readiness status have been conducted. At this time, 100% of the Company's critical suppliers have been assessed by questionnaire, information-sharing meetings, and/or on-site visits. Based on knowledge gained through the supplier assessment process, the Company is developing contingency plans as needed to ensure minimal interruption of supply. In addition, the Company has been participating in the High Technology Consortium -- Year 2000 and Beyond, and leveraging that organization and resource pool to augment the Company's efforts.

     Product Readiness includes the review of QUALCOMM's products for Y2K readiness. The Company's program office has been working with individual business unit managers to review all QUALCOMM products for Y2K readiness. At this time, all of the Company's Product Readiness section is complete. All Company products have an upgrade or migration path for legacy products.

     Customer Readiness is the review of QUALCOMM's major customers for Y2K readiness. The Program Office has organized a review targeted to cover a significant portion of the Company's customers. Customer lists have been generated and survey work is being done. At this time, all of the Company's Customer Readiness section is complete.

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

     The Company believes its critical systems are Y2K ready. However, there is no guarantee that we have discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all susceptible systems, non-readiness by third parties whose systems and operations impact the Company and other similar uncertainties. A worst case scenario might include one or more of the Company's critical systems, suppliers, products or major customers not being Y2K ready. This situation could result in a material disruption to the Company's operations. Specifically, the Company could experience software application, computer network, manufacturing products and telephone system failures. Supply chain and product non-readiness could result in the failure of the Company to perform on contracts, delayed delivery of products to customers and inadequate customer service. Customer non-readiness could result in delayed payments for products and services and build up of inventories. Should a worst case scenario occur, it could, depending on its duration, have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

     To date the Company has spent an estimated $17 million on this Project. Total budgeted cost at this time is estimated at $21 million including Post-Remediation efforts. The funding for this Project comes from operations and working capital. The Company estimates the allocable time of employees using average hourly rates for each class of employee. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K Project.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     INTEREST RATE MARKET RISK. The Company has fixed income investments consisting of investments in marketable debt securities. Interest income earned on the Company's short-term fixed income investment portfolio is affected by changes in the general level of U.S. interest rates, while interest income earned on long-term investments is not affected in the near term. The Company believes that it is not exposed to significant changes in fair value because such investments are classified as held-to-maturity. The fair value of each investment approximates its amortized cost. See Notes 3 to the Consolidated Financial Statements for information about investments in marketable debt securities.

     Finance receivables bear interest at both fixed and variable rates. See
Note 4 to the Consolidated Financial Statements for information about finance receivables. Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of U.S. interest rates and/or LIBOR. Fair values will vary as interest rates change.

     The Company has other credit facilities extended to third parties included in other assets, including the credit facility provided to Leap Wireless. These facilities bear interest at variable rates. See Note 14 to the Consolidated Financial Statements for information regarding the Leap Wireless credit facility. Interest earned on credit facilities included in other assets is affected by changes in LIBOR, and fair value will vary as interest rates change.

     The Company's bank lines of credit are at variable interest rates. See Note 6 to the Consolidated Financial Statements for information about the bank lines of credit. Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from increases in interest rates would be offset by corresponding increases in interest earned on the Company's short-term investments in debt securities.

     Distributions on Trust Convertible Preferred Securities are not affected by changes in interest rates because they accrue distributions at a fixed 5 3/4%. The Company believes that it is not exposed to significant changes in fair value because of the fixed redemption price of the preferred securities. The fixed redemption price and convertibility features are described in Note 7 to the Consolidated Financial Statements.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio, finance receivables, credit facilities in other assets and bank lines of credit, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed that its short-term investments are similar enough to aggregate those securities for presentation purposes.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE
                             (DOLLARS IN MILLIONS)

                                                                                                                 FAIR
                                          2000      2001      2002      2003      2004    THEREAFTER    TOTAL    VALUE
                                          ----      ----      ----      ----      ----    ----------    -----    -----
Marketable debt securities..............  $767      $68       $ --      $--       $--        $ --       $835     $835
Interest rate...........................   5.8%     6.3%        --       --        --          --
Finance receivables:
  Fixed rate............................  $ 23      $48       $ 51      $12       $--        $ --       $134     $120
  Interest rate.........................   5.5%     5.7%       6.2%     6.2%       --          --
  Variable rate (LIBOR).................  $  3      $23       $ 27      $40       $70        $ 48       $211     $218
  Margin over LIBOR.....................   5.4%     5.4%       5.5%     5.7%      6.5%        6.8%
  Variable rate (reference bank
    prime)..............................  $ --      $90       $120      $30       $--        $ --       $240     $203
  Margin over reference bank prime......    --      2.0%       2.0%     2.0%       --          --
Credit facilities in other assets.......  $ --      $ 5       $ --      $--       $--        $126       $131     $131
Margin over LIBOR.......................    --      5.3%        --       --        --         5.3%
Bank lines of credit....................  $112      $--       $ --      $--       $--        $ --       $112     $112
Margin over LIBOR.......................   0.5%      --         --       --        --          --

     EQUITY PRICE RISK. The Company recorded a warrant in connection with the Leap Wireless spin-off to purchase Leap Wireless common stock at $6.10625 per share. At September 30, 1999, the Company is entitled to purchase 4.5 million shares of Leap Wireless common stock. See Notes 1 and 2 to the Consolidated Financial Statements for a description of the Company's accounting policy for this instrument and further information. The recorded and fair values of the warrant are $28 million and $90 million, respectively, at September 30, 1999. The estimated fair value of the warrant, as calculated using the Black-Scholes option pricing model, would decrease by approximately 11% as of September 30, 2000 if the price of the Leap Wireless stock were to decrease by 10%. This hypothetical decrease is suggestive of the effect on fair values, but not on future cash flows. The Company will pay a fixed price per share if its warrant to purchase Leap Wireless common stock is exercised. The warrant is held for purposes other than trading.

     The Company holds available-for-sale securities subject to equity price risk. The recorded and fair value of available-for-sale securities are $190 million at September 30, 1999. The fair value of these securities would decrease by approximately 10% as of September 30, 2000 if the market prices of the securities were to decrease by 10%.

     The Company's investments in other entities consist substantially of investments accounted for under the equity and cost methods which are predominantly closely held and not publicly traded. Accordingly, the Company believes that its exposure to market risk from these investments is not material.

     FOREIGN EXCHANGE MARKET RISK. See Note 1 to the Consolidated Financial Statements for a description of the Company's currency translation and transaction accounting policies and information about the Company's currency exposure management practices held for purposes other than trading. The Company manages its exposure to foreign exchange market risks when deemed appropriate, through the use of derivative financial instruments, consisting primarily of forward contracts. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. At September 30, 1999, the Company had no foreign currency forward contracts outstanding.

     Financial instruments held by consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. Recently, exposures to emerging market currencies, such as the Brazilian real, have increased due to the Company's expansion into such markets. At the present time, the Company only hedges those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, the Company could suffer unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While the Company hedges certain transactions with non-U.S. customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because the Company's products may become more expensive to purchase in the countries of the affected currencies.

     Finance receivables from the Company's international customers which do not use the U.S. dollar as their functional currency subject the Company to credit risk. Because the Company's financing is generally dollar denominated, any significant change in the value of the dollar against the debtors' functional currencies could result in an increase in the debtor's cash flow requirements and could thereby affect the ability of the Company to collect its receivables. At September 30, 1999, receivables from international customers totaled $200 million.

     The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future risks.

ITEM 8. FINANCIAL STATEMENTS

     The Company's consolidated financial statements at September 30, 1999 and 1998 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on Form 10-K on pages F-1 through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the QUALCOMM Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on February 29, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth in
Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) Report of Independent Accountants.......................    F-1
     Consolidated Balance Sheets at September 30, 1999 and
      1998..................................................    F-2
     Consolidated Statements of Income for Fiscal 1999, 1998
      and 1997..............................................    F-3
     Consolidated Statements of Cash Flows for Fiscal 1999,
      1998 and 1997.........................................    F-4
     Consolidated Statements of Stockholders' Equity for
      Fiscal 1999, 1998 and 1997............................    F-5
     Notes to Consolidated Financial Statements.............    F-6
(2) Schedule II -- Valuation and Qualifying Accounts........    S-1

     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

EXHIBITS
 NUMBER                             DESCRIPTION
- --------                            -----------
  2.1       Separation and Distribution Agreement dated as of September
            23, 1998, between the Company and Leap Wireless
            International, Inc.(20)
  3.1       Restated Certificate of Incorporation.(1)
  3.2       Certificate of Amendment of Restated Certificate of
            Incorporation.(7)
  3.3       Certificate of Designation of Preferences.(15)
  3.4       Bylaws.(2)
  3.5       Amendment of the Bylaws.(17)
  4.1       Certificate of Trust of QUALCOMM Financial Trust I, filed
            with the Delaware Secretary of State on February 7,
            1997.(16)
  4.2       Declaration of Trust of QUALCOMM Financial Trust I, dated as of February 7, 1997, among QUALCOMM Incorporated, as
            Sponsor, Wilmington Trust Company, as Delaware Trustee and
            Property Trustee, and Irwin Mark Jacobs, Harvey P. White,
            and Anthony Thornley, as Regular Trustees.(16)
  4.3       Amended and Restated Declaration of Trust of QUALCOMM
            Financial Trust I, dated as of February 25, 1997, among
            QUALCOMM Incorporated, as Sponsor, Wilmington Trust Company,
            as Delaware Trustee and Property Trustee, and Irwin Mark
            Jacobs, Harvey P. White, and Anthony Thornley, as Regular
            Trustees.(16)
  4.4       Indenture for the 5 3/4% Convertible Subordinated Debt
            Securities, dated as of February 25, 1997, among QUALCOMM
            Incorporated and Wilmington Trust company, as Indenture
            Trustee.(16)
  4.5       Form of 5 3/4% Trust Convertible Preferred Securities
            (Included in Annex 1 to Exhibit 4.3 above).(16)
  4.6       Form of 5 3/4% Convertible Subordinated Debt Securities
            (Included in Annex 1 to Exhibit 4.3 above).(16)
  4.7       Preferred Securities Guarantee Agreement, dated as of
            February 25, 1997, between QUALCOMM Incorporated, as
            Guarantor, and Wilmington Trust Company, as Guarantee
            Trustee.(16)
 10.1       Form of Indemnity Agreement between the Company, each
            director and certain officers.(2)(14)
 10.2       1991 Stock Option Plan, as amended.(14)(21)
 10.4       Form of Supplemental Stock Option Grant under the 1991 Stock
            Option Plan.(2)(14)

EXHIBITS
 NUMBER                             DESCRIPTION
- --------                            -----------
 10.5       1991 Employee Stock Purchase Plan.(14)(21)
 10.6       Form of Employee Stock Purchase Plan Offering under the 1991
            Employee Stock Purchase Plan.(2)(14)
 10.8       Satellite Service Agreement dated March 5, 1991 between the
            Company and GTE Spacenet Corporation.(2)(3)
 10.9       Joint Venture Agreement dated January 24, 1990 between the
            Company and Alcatel Transmission par Faisceaux
            Hertizens.(2)(3)
 10.10      Agreement dated April 17, 1989 between the Company and
            PACTEL Corporation.(2)(3)
 10.11      CDMA Technology Agreement and related Patent License
            Agreement, each dated July 3, 1990 between the Company and
            American Telephone & Telegraph Company.(2)(3)
 10.12      DS-CDMA Technology Agreement and related Patent License
            Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)
 10.13      JSM Shareholders Agreement dated May 24, 1991 between the
            Company, C. Itoh, Ltd. and Nippon Steel Corporation.(2)(3)
 10.14      401(k) Plan.(2)
 10.15      Amendments dated January 15, 1992 and February 7, 1992 to
            that certain Technology Agreement dated July 3, 1990 with
            American Telephone & Telegraph Company.(4)
 10.16      Amendment dated January 21, 1992 to that certain Technology
            Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)
 10.17      Non-Employee Directors' Stock Option Plan (the "Directors'
            Plan").(14)(15)
 10.18      Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(14)
 10.19      Joint Venture and Partnership Agreement dated February 25,
            1994 between QUALCOMM Investment Company and Sony Electronic
            CDMA Investment, Inc.(7)(8)
 10.20      Contract dated March 18, 1994 between the Company and
            Globalstar, L.P.(7)(8)
 10.21      Executive Retirement Matching Contribution Plan, as
            amended.(14)
 10.22      1996 Non-qualified Employee Stock Purchase Plan.(13)(14)
 10.23      Stockholder Rights Plan.(9)
 10.24      Registration Rights Agreement, dated February 25, 1997,
            between QUALCOMM Financial Trust I and Lehman Brothers, Bear
            Stearns & Co., Inc., Alex Brown & Sons Incorporated,
            Goldman, Sachs & Co. and Merrill Lynch & Co., as Initial
            Purchasers.(16)
 10.25      Credit Agreement dated as of March 11, 1998, among QUALCOMM
            Incorporated, as Borrower, the Lender Parties, Bank of
            America N.T. & S.A., as Administrative Agent, Syndication
            Agent and Initial Issuing Bank, and Citibank, N.A., as
            Documentation Agent and Syndication Agent.(18)(19)
 10.26      Warrant dated as of September 23, 1998 issued to the Company by Leap Wireless International, Inc.(20)
 10.27      Credit Agreement dated as of September 23, 1998 between the
            Company and Leap Wireless International, Inc.(20)
 10.28      Master Agreement Regarding Equipment Procurement dated as of
            September 23, 1998 between the Company and Leap Wireless
            International, Inc.(20)
 10.29      1998 Non-Employee Director's Stock Option Plan.(14)(21)
 10.30      Employment Agreement dated May 15, 1997 between the Company and John E. Major.(14)(22)
 10.31      Asset Purchase Agreement between QUALCOMM Incorporated and
            Telefonaktiebolaget LM Ericsson dated as of March 24,
            1999.(23)

EXHIBITS
 NUMBER                             DESCRIPTION
- --------                            -----------
 10.32      Credit Agreement dated as of March 24, 1999, among QUALCOMM
            Incorporated, as Borrower, the Lender Parties, Bank of
            America National Trust & Savings Association as
            Administrative Agent and Syndication Agent, and Citibank
            N.A., as Documentation Agent and Syndication Agent.(23)
 10.33      Multi-Product License Agreement between QUALCOMM
            Incorporated and Telefonaktiebolaget LM Ericsson dated March
            24, 1999.(23)
 10.34      Subscriber Unit License Agreement between QUALCOMM
            Incorporated and Telefonaktiebolaget LM Ericsson dated March
            24, 1999.(23)
 10.35      Settlement Agreement and Mutual Release between QUALCOMM
            Incorporated and Telefonaktiebolaget LM Ericsson dated March
            24, 1999.(23)
 10.36      First Amendment to Revolving Credit Agreement between
            QUALCOMM Incorporated, Bank of America National Trust &
            Savings Association, et al, and Citibank N.A. dated March
            24, 1999.(23)
 10.37      Amendment No. 1 dated as of May 24, 1999 to the Asset
            Purchase Agreement dated as of March 24, 1999 between
            QUALCOMM Incorporated and Telefonaktiebolaget LM
            Ericsson(publ).(24)
 10.38      Amendment to Stockholder Rights Plan dated November 15,
            1999.
 21         Subsidiaries of the Company.
 23.1       Consent of PricewaterhouseCoopers LLP.
 24.1       Power of Attorney. Reference is made to page 46.
 27.0       Financial Data Schedule.

- ---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-62724) or amendments thereto and incorporated herein by reference.

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

(20) Filed as an exhibit to the Registration Statement on Form 10, as amended, filed by Leap Wireless International, Inc. (File No. 0-29752) and incorporated herein by reference.

(21) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-69457) filed on December 22, 1998.

(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

(23) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

(24) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 24, 1999.

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

November 15, 1999

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

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----
       /s/ IRWIN MARK JACOBS          Chief Executive Officer and Chairman  November 15, 1999
- ------------------------------------     (Principal Executive Officer)
         Irwin Mark Jacobs

       /s/ ANDREW J. VITERBI                     Vice-Chairman              November 15, 1999
- ------------------------------------
         Andrew J. Viterbi

      /s/ ANTHONY S. THORNLEY         Executive Senior Vice President and   November 15, 1999
- ------------------------------------   Chief Financial Officer (Principal
        Anthony S. Thornley            Financial and Accounting Officer)

      /s/ RICHARD C. ATKINSON                       Director                November 15, 1999
- ------------------------------------
        Richard C. Atkinson

       /s/ ADELIA A. COFFMAN                        Director                November 15, 1999
- ------------------------------------
         Adelia A. Coffman

       /s/ DIANA LADY DOUGAN                        Director                November 15, 1999
- ------------------------------------
         Diana Lady Dougan

          /s/ NEIL KADISHA                          Director                November 15, 1999
- ------------------------------------
            Neil Kadisha

         /s/ ROBERT E. KAHN                         Director                November 15, 1999
- ------------------------------------
           Robert E. Kahn

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----
        /s/ JEROME S. KATZIN                        Director                November 15, 1999
- ------------------------------------
          Jerome S. Katzin

        /s/ DUANE A. NELLES                         Director                November 15, 1999
- ------------------------------------
          Duane A. Nelles

       /s/ PETER M. SACERDOTE                       Director                November 15, 1999
- ------------------------------------
         Peter M. Sacerdote

          /s/ FRANK SAVAGE                          Director                November 15, 1999
- ------------------------------------
            Frank Savage

        /s/ BRENT SCOWCROFT                         Director                November 15, 1999
- ------------------------------------
          Brent Scowcroft

         /s/ MARC I. STERN                          Director                November 15, 1999
- ------------------------------------
           Mark I. Stern

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of QUALCOMM Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
November 10, 1999

                             QUALCOMM INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $  660,016    $  175,846
  Investments...............................................     954,415       127,478
  Accounts receivable, net..................................     883,640       612,209
  Finance receivables.......................................      26,377        56,201
  Inventories, net..........................................     257,941       386,536
  Other current assets......................................     195,849       178,950
                                                              ----------    ----------
          Total current assets..............................   2,978,238     1,537,220
Property, plant and equipment, net..........................     555,991       609,682
Investments.................................................      70,495            --
Finance receivables, net....................................     548,482       287,751
Other assets................................................     381,744       132,060
                                                              ----------    ----------
          Total assets......................................  $4,534,950    $2,566,713
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $  705,208    $  660,428
  Unearned revenue..........................................      56,070        67,123
  Bank lines of credit......................................     112,000       151,000
  Current portion of long-term debt.........................       3,099         3,058
                                                              ----------    ----------
          Total current liabilities.........................     876,377       881,609
Long-term debt..............................................         795         3,863
Other liabilities...........................................      74,872        25,115
                                                              ----------    ----------
          Total liabilities.................................     952,044       910,587
                                                              ----------    ----------
Commitments and contingencies (Note 14)

Minority interest in consolidated subsidiaries (Note 11)....      51,596        38,530
                                                              ----------    ----------
Company-obligated mandatorily redeemable Trust Convertible
  Preferred Securities of a subsidiary trust holding solely
  debt securities of the Company............................     659,555       660,000
                                                              ----------    ----------
Stockholders' Equity:
  Preferred stock, $0.0001 par value; issuable in series;
     8,000 shares authorized; none outstanding at September
     30, 1999 and 1998......................................          --            --
  Common stock, $0.0001 par value; 300,000 shares
     authorized; 161,591 and 141,181 shares issued and
     outstanding at September 30, 1999 and 1998 (Note 16)...          16            14
  Paid-in capital...........................................   2,587,948       959,260
  Retained earnings.........................................     200,879            --
  Accumulated other comprehensive income (loss).............      82,912        (1,678)
                                                              ----------    ----------
          Total stockholders' equity........................   2,871,755       957,596
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $4,534,950    $2,566,713
                                                              ==========    ==========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED SEPTEMBER 30
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Revenues...............................................  $3,937,299    $3,347,870    $2,096,365
                                                         ----------    ----------    ----------
Operating expenses:
  Cost of revenues.....................................   2,485,072     2,333,399     1,518,006
  Research and development.............................     381,139       349,483       235,922
  Selling, general and administrative..................     425,941       410,347       236,188
  Other................................................     240,007        11,976         8,792
                                                         ----------    ----------    ----------
Total operating expenses...............................   3,532,159     3,105,205     1,998,908
                                                         ----------    ----------    ----------
Operating income.......................................     405,140       242,665        97,457
Interest expense.......................................     (14,698)       (8,058)      (11,012)
Investment income (expense), net.......................      24,576       (46,663)       45,266
Distributions on Trust Convertible Preferred Securities
  of subsidiary trust..................................     (39,297)      (39,270)      (23,277)
Other..................................................     (69,035)           --            --
                                                         ----------    ----------    ----------
Income before income taxes.............................     306,686       148,674       108,434
Income tax expense.....................................    (105,807)      (40,142)      (16,500)
                                                         ----------    ----------    ----------
Net income.............................................  $  200,879    $  108,532    $   91,934
                                                         ==========    ==========    ==========
Net earnings per common share:
  Basic................................................  $     1.35    $     0.78    $     0.68
                                                         ==========    ==========    ==========
  Diluted..............................................  $     1.24    $     0.73    $     0.64
                                                         ==========    ==========    ==========
Shares used in per share calculations:
  Basic................................................     148,678       138,406       134,670
                                                         ==========    ==========    ==========
  Diluted..............................................     162,472       147,924       143,774
                                                         ==========    ==========    ==========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30
                                                          ------------------------------------
                                                             1999         1998         1997
                                                          ----------    ---------    ---------
OPERATING ACTIVITIES:
  Net income............................................  $  200,879    $ 108,532    $  91,934
  Depreciation and amortization.........................     158,429      141,892       93,598
  Acquired in-process research and development..........          --        6,976           --
  Restructuring, impairments and other non-cash
     charges............................................     269,449       25,000        8,792
  Gain on sale of trading securities....................          --           --      (13,400)
  Gain on sale of available-for-sale securities.........      (5,663)          --           --
  Minority interest in income of consolidated
     subsidiaries.......................................      13,066       48,366        2,979
  Equity in losses of investees.........................      15,140       20,731           --
  Deferred income tax benefit...........................     (96,595)     (55,581)     (62,086)
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable, net...........................    (275,846)    (166,827)    (227,949)
     Finance receivables, net...........................    (304,546)    (232,451)    (111,501)
     Inventories........................................      40,102     (161,380)     (53,645)
     Other assets.......................................      (7,048)     (66,603)     (36,416)
     Accounts payable and accrued liabilities...........     173,807      274,819      222,068
     Unearned revenue...................................     (10,495)      22,039       31,858
  Other liabilities.....................................      11,554        9,820       11,745
  Proceeds from sale of trading securities..............          --           --       23,129
  Purchase of trading securities........................          --           --       (9,729)
                                                          ----------    ---------    ---------
Net cash provided (used) by operating activities........     182,233      (24,667)     (28,623)
                                                          ----------    ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................    (180,237)    (321,566)    (163,115)
  Purchases of held-to-maturity investments.............    (858,108)    (269,833)    (978,745)
  Maturities of held-to-maturity investments............     150,873      702,376      662,862
  Proceeds from sale of available-for-sale securities...       7,163           --           --
  Issuance of notes receivable..........................    (171,982)    (124,765)          --
  Collection of notes receivable........................      45,754           --           --
  Disposition (acquisition) of assets, net of
     liabilities........................................      98,097       (9,992)          --
  Investments in other entities.........................     (43,568)    (107,225)     (57,887)
  Other items, net......................................      (3,350)      (2,995)          --
                                                          ----------    ---------    ---------
Net cash used by investing activities...................    (955,358)    (134,000)    (536,885)
                                                          ----------    ---------    ---------
FINANCING ACTIVITIES:
  Net (repayments) borrowings under bank lines of
     credit.............................................     (39,000)      41,000       29,300
  Net proceeds from issuance of common stock............   1,311,925       51,556       32,445
  Proceeds from issuance of Trust Convertible Preferred
     Securities of subsidiary trust, net of $18,624
     deferred offering costs............................          --           --      641,376
  Spin-off of Leap Wireless International, Inc..........          --      (10,000)          --
  Other items, net......................................      (2,621)       3,120        1,081
                                                          ----------    ---------    ---------
Net cash provided by financing activities...............   1,270,304       85,676      704,202
                                                          ----------    ---------    ---------
Effect of exchange rate changes on cash.................     (13,009)          --           --
                                                          ----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....     484,170      (72,991)     138,694
Cash and cash equivalents at beginning of year..........     175,846      248,837      110,143
                                                          ----------    ---------    ---------
Cash and cash equivalents at end of year................  $  660,016    $ 175,846    $ 248,837
                                                          ==========    =========    =========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                   COMMON STOCK                                  OTHER
                                 ----------------    PAID-IN     RETAINED    COMPREHENSIVE
                                 SHARES    AMOUNT    CAPITAL     EARNINGS    INCOME (LOSS)     TOTAL
                                 -------   ------   ----------   ---------   -------------   ----------
BALANCE AT SEPTEMBER 30,
  1996.........................  133,070    $14     $  819,049   $  25,864     $    (14)     $  844,913
Net income.....................       --     --             --      91,934           --          91,934
Exercise of stock options......    2,416     --         19,905          --           --          19,905
Tax benefit from exercise of
  stock options................       --     --         54,812          --           --          54,812
Issuance for Employee Stock
  Purchase and Executive
  Retirement Plans.............      762     --         12,540          --           --          12,540
Foreign currency translation...       --     --             --          --           74              74
                                 -------    ---     ----------   ---------     --------      ----------
BALANCE AT SEPTEMBER 30,
  1997.........................  136,248     14        906,306     117,798           60       1,024,178
Net income.....................       --     --             --     108,532           --         108,532
Exercise of stock options......    2,580     --         32,148          --           --          32,148
Tax benefit from exercise of
  stock options................       --     --         17,125          --           --          17,125
Issuance for Employee Stock
  Purchase and Executive
  Retirement Plans.............      943     --         19,408          --           --          19,408
Issuance of common stock upon
  exercise of warrant (Note
  8)...........................    1,410     --             --          --           --              --
Foreign currency translation...       --     --             --          --       (1,738)         (1,738)
Spin-off of Leap Wireless
  International, Inc. (Note
  2)...........................       --     --        (15,727)   (226,330)          --        (242,057)
                                 -------    ---     ----------   ---------     --------      ----------
BALANCE AT SEPTEMBER 30,
  1998.........................  141,181     14        959,260          --       (1,678)        957,596
Net income.....................       --     --             --     200,879           --         200,879
Exercise of stock options......   12,249      1        205,227          --           --         205,228
Tax benefit from exercise of
  stock options................       --     --        290,817          --           --         290,817
Issuance for Employee Stock
  Purchase and Executive
  Retirement Plans.............    1,249     --         31,571          --           --          31,571
Stock based compensation
  expense......................       --     --          8,613          --           --           8,613
Issuance of common stock.......    6,900      1      1,079,314          --           --       1,079,315
Issuance of common stock upon
  conversion of Trust
  Convertible Preferred
  Securities...................       12     --            445          --           --             445
Foreign currency translation...       --     --             --          --      (26,100)        (26,100)
Spin-off of Leap Wireless
  International, Inc. (Note
  2)...........................       --     --         12,701          --           --          12,701
Change in unrealized gain on
  securities, net of income
  taxes of $74,410.............       --     --             --          --      110,690         110,690
                                 -------    ---     ----------   ---------     --------      ----------
BALANCE AT SEPTEMBER 30,
  1999.........................  161,591    $16     $2,587,948   $ 200,879     $ 82,912      $2,871,755
                                 =======    ===     ==========   =========     ========      ==========

                            See accompanying notes.

                             QUALCOMM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

     QUALCOMM Incorporated (the "Company" or "QUALCOMM"), a Delaware corporation, designs, develops, manufactures, and markets digital wireless communications products and services based on its Code Division Multiple Access ("CDMA") technology. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications suppliers. The Company has contracts with Globalstar L.P. ("Globalstar"), a partnership formed to build and operate a worldwide, low-Earth-orbit satellite-based telecommunications system, to design, develop and manufacture consumer and ground communications equipment.

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

  Revenues

     Revenues on product sales are generally recognized at the time units are shipped and over the period during which message and warranty services are provided, except for shipments under arrangements involving significant acceptance requirements. Under such arrangements, revenue is recognized when the Company has substantially met its performance obligations. Revenue from long-term contracts and revenue earned under license and development agreements with continuing performance obligations is recognized using the percentage-of-completion method, based either on costs incurred to date compared with total estimated costs at completion or using a units of delivery methodology. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined.

     Non-refundable license fees are recognized when delivery requirements have been met and collection is probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made. Beginning with the second quarter of fiscal 1998, the Company began to accrue its estimate of certain royalty revenues earned that previously could not be reasonably estimated prior to being reported by its licensees.

  Concentrations

     A significant portion of the Company's revenues are concentrated with a limited number of customers as the worldwide market for wireless telephone systems and products is dominated by a small number of large

                             QUALCOMM INCORPORATED
corporations and government agencies. The Company also derives significant revenues from the North American trucking industry, particularly providers of long-haul transportation of goods and equipment.

     Revenues from international customers, consisting of export sales and license and royalty fees, were approximately 38%, 34% and 30% of total revenues in fiscal 1999, 1998 and 1997, respectively. Such revenues included $1,041 million, $697 million and $522 million from Asia, respectively. During fiscal 1998, sales to one South Korean customer comprised 11% of consolidated revenues. During fiscal 1999, 1998 and 1997, revenues from Globalstar (Note 11) accounted for 11%, 11% and 10% of revenues, respectively.

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, certificates of deposit, commercial paper and loan participations. The carrying amounts approximate fair value due to the short maturities of these instruments.

     The Company's policy is to place its cash, cash equivalents and investments with high quality financial institutions, government agencies and corporate entities and to limit the amount of credit exposure.

  Investments

     Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

  Warrants

     The Company holds warrants to purchase equity interests in certain other companies. Warrants to purchase equity interests are carried at cost.

  Inventories

     Inventories are valued at the lower of cost or market using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Direct external and internal computer software development costs subsequent to the preliminary stage of development are capitalized. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from two to five years. Maintenance, repairs and minor renewals and betterments are charged to expense.

  Investments in Other Entities

     Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant

                             QUALCOMM INCORPORATED
influence, and for less than 50.1% ownership interests in partnerships. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee.

  Intangible Assets

     Intangible assets are recorded at cost and amortized over their estimated useful lives, which currently range from three to twenty years.

     During November 1997, the Company acquired substantially all the assets of Now Software, Inc., a developer of advanced scheduling and calendaring software products, for $10 million. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date.

  Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

  Warranty

     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

  Stock-Based Compensation

     The Company measures compensation expense for its stock-based employee and non-employee directors compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense.

     Equity instruments issued for goods or services to non-employees are accounted for at fair value and are marked to market until a performance commitment date is reached.

  Foreign Currency

     Local currencies are generally considered to be the functional currency for operations outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates; income and expenses are translated at average rates of exchange prevailing during the year. The functional currency of the Company's foreign investees that operate in highly inflationary economies is the U.S. dollar. The monetary assets and liabilities of these foreign investees are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the statement of income. During fiscal 1999, a significant devaluation of the Brazilian real resulted in a $25 million translation loss which was recorded as a component of other comprehensive income.

     The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction. The

                             QUALCOMM INCORPORATED

Company had no foreign currency forward contracts outstanding as of September 30, 1999 or 1998. During fiscal 1999, net foreign currency transaction gains were not material. During fiscal 1998 and 1997, net foreign currency transaction gains included in the Company's statements of income totaled approximately $6 million and $1 million, respectively.

  Income Taxes

     Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to "more likely than not" be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," in the first quarter of fiscal 1999. As required by FAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Prior year financial statements have been reclassified to conform to the current year presentation. Total comprehensive income, which is comprised of net income and other comprehensive income (loss), amounted to approximately $285 million, $107 million and $92 million for fiscal years 1999, 1998, and 1997, respectively. Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                            1999       1998      1997
                                                          --------    -------    ----
Foreign currency translation............................  $(27,778)   $(1,678)   $60
Change in unrealized gain on securities, net of income
taxes...................................................   110,690         --     --
                                                          --------    -------    ---
                                                          $ 82,912    $(1,678)   $60
                                                          ========    =======    ===

  Stock Split

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

  Net Earnings Per Common Share

     Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share ("diluted

                             QUALCOMM INCORPORATED

EPS") reflect the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants, as follows (in thousands):

                                                              YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                              1999       1998      1997
                                                             -------    ------    ------
Options....................................................  13,794     8,248     7,720
Warrants...................................................      --     1,270     1,384
                                                             ------     -----     -----
                                                             13,794     9,518     9,104
                                                             ======     =====     =====

     Options outstanding during the years ended September 30, 1999, 1998 and 1997 to purchase approximately 3,373,000, 7,161,000, and 3,526,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. The conversion of the Trust Convertible Preferred Securities (Note 7) is not assumed for purposes of computing diluted EPS for fiscal 1999, 1998 and 1997 since its effect would be anti-dilutive.

  Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

NOTE 2. SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

     On September 23, 1998, the Company completed the spin-off and distribution (the "Distribution" or "Leap Wireless Spin-off") to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation ("Leap Wireless").

     In connection with the Distribution, the Company transferred to Leap Wireless its joint venture and equity interests in certain domestic and international emerging terrestrial-based wireless telecommunications operating companies and recorded a $17 million liability in connection with its agreement to transfer its ownership interest in Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine, and its working capital loan receivable from TOU ("TOU assets") to Leap Wireless if certain events occurred within 18 months of the Leap Wireless Spin-off. During the first six months of fiscal 1999, the Company provided an additional $2 million working capital loan to TOU and recorded 100% of the losses of TOU, net of eliminations, because the other investors' equity interests were depleted. During March 1999, the Company reassessed the recoverability of TOU assets in light of recent developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business (Note 13). As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract (Note 13), and the adjusted liability to transfer TOU to Leap Wireless of $15 million was reversed against equity as an adjustment to the Distribution. As of September 30, 1999, all TOU assets were written off.

     In connection with the Distribution, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24 million net of the related deferred tax liability. In March 1999, the Company agreed to reduce the number of shares under warrant to 4,500,000 in exchange for $3 million in consideration from Leap Wireless, resulting in a pre-tax loss of $3 million. The Company agreed to the cancellation to

                             QUALCOMM INCORPORATED
enable Leap Wireless to meet Federal Communications Commission regulatory requirements. The estimated fair value of the warrant at September 30, 1999 is $90 million, as calculated using the Black-Scholes option-pricing model.

     At September 30, 1999, the Company holds warrants to purchase approximately 1,400,000 shares of the Class B common stock (approximately 13.9% of equity) of Chase Telecommunications, Inc. ("Chase"), an investee of Leap Wireless, at a price of $0.01 per share. The warrants vest based upon a percentage of usage of a $25 million credit facility provided to Chase by QUALCOMM and subsequently transferred to Leap Wireless. At September 30, 1999, warrants to purchase approximately 1,300,000 shares are vested. The warrants will expire in 2008. Because Chase is a private company, it is not practicable to estimate the fair value of the warrants. There are no recorded amounts related to these warrants at September 30, 1999.

     On September 29, 1999, Leap Wireless announced its intention to withdraw its support for Metrosvyaz, Ltd. ("Metrosvyaz"), an investee in Russia, and that such withdrawal would result in the write-off of its investment in that entity. As a result of Leap Wireless' decision, the Company recorded a $51 million charge related to the impairment of receivables and products and deployment services placed with Metrosvyaz for which the Company had not yet recognized revenue, including $17 million in other non-operating expenses related to the impairment of non-trade receivables.

NOTE 3. INVESTMENTS

     At September 30, 1999 and 1998, investments consisted of the following (in thousands):

                                                          CURRENT               NONCURRENT
                                                    --------------------    ------------------
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    --------------------    ------------------
                                                      1999        1998       1999       1998
                                                    --------    --------    -------    -------
Held-to-maturity:
  Certificates of deposit.........................  $193,534    $  1,388    $10,000    $    --
  Commercial paper................................   465,953      19,576         --         --
  U.S. government securities......................        --      64,949         --         --
  Corporate medium-term notes.....................   107,662      41,565     57,564         --
                                                    --------    --------    -------    -------
                                                     767,149     127,478     67,564         --
Available-for-sale:
  Equity securities...............................   187,266          --      2,931         --
                                                    --------    --------    -------    -------
                                                    $954,415    $127,478    $70,495    $    --
                                                    ========    ========    =======    =======

     At September 30, 1999, held-to-maturity debt securities of $767 million and $68 million have maturities of one year or less and maturities of more than one year through five years, respectively.

     At September 30, 1999, the cost basis and gross unrealized gains on available-for-sale securities are approximately $5 million and $185 million, respectively.

                             QUALCOMM INCORPORATED

NOTE 4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Accounts receivable, net:
Trade, net of allowance for doubtful accounts of
  $22,276 and $21,933, respectively....................  $674,211    $459,324
Long-term contracts:
  Billed...............................................   128,208     101,868
  Unbilled.............................................    69,409      49,784
Other..................................................    11,812       1,233
                                                         --------    --------
                                                         $883,640    $612,209
                                                         ========    ========

     Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

     Predominantly all of the trade receivables at September 30, 1999 and 1998 are from customers in the wireless telecommunications industry.

                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Finance receivables....................................  $585,482    $348,907
Allowance for doubtful receivables.....................   (10,623)     (4,955)
                                                         --------    --------
                                                          574,859     343,952
Current maturities.....................................    26,377      56,201
                                                         --------    --------
Noncurrent finance receivables, net....................  $548,482    $287,751
                                                         ========    ========

     Finance receivables result from sales under arrangements in which the Company has agreed to provide customers with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment.

     At September 30, 1999 and 1998, the fair value of finance receivables approximated $541 million and $336 million, respectively. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

     Maturities of finance receivables at September 30, 1999 are as follows (in thousands):

             FISCAL YEAR ENDING SEPTEMBER 30,
             --------------------------------
2000......................................................  $ 26,377
2001......................................................   160,948
2002......................................................   198,260
2003......................................................    81,547
2004......................................................    70,297
Thereafter................................................    48,053
                                                            --------
                                                            $585,482
                                                            ========

     At September 30, 1999, commitments to extend long-term financing for possible future sales to customers, other than Globalstar (Note 11), totaled approximately $420 million, which the Company expects to fund over the next five years. Such commitments are subject to the customers meeting certain conditions

                             QUALCOMM INCORPORATED
established in the financing arrangements. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. These commitments include the total finance commitments associated with the sale of certain assets to Ericsson (Note 13).

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Inventories, net:
  Raw materials.............................................  $ 161,481    $ 180,957
  Work-in-process...........................................     51,003       81,479
  Finished goods............................................     45,457      124,100
                                                              ---------    ---------
                                                              $ 257,941    $ 386,536
                                                              =========    =========
Property, plant and equipment, net:
  Land......................................................  $  36,310    $  36,310
  Buildings and improvements................................    285,762      250,883
  Computer equipment........................................    244,605      340,623
  Machinery and equipment...................................    274,353      257,516
  Furniture and office equipment............................     16,515       26,910
  Leasehold improvements....................................     33,207       27,074
                                                              ---------    ---------
                                                                890,752      939,316
  Less accumulated depreciation and amortization............   (334,761)    (329,634)
                                                              ---------    ---------
                                                              $ 555,991    $ 609,682
                                                              =========    =========

     At September 30, 1999, buildings and leasehold improvements with a net book value of $54 million, including accumulated depreciation of $14 million, are leased or held for lease to third parties.

NOTE 5. INVESTMENT INCOME (EXPENSE), NET

     Investment income (expense), net for the years ended September 30 is comprised as follows (in thousands):

                                                        1999        1998       1997
                                                      --------    --------    -------
Interest income.....................................  $ 50,392    $ 39,484    $34,845
Realized gains on marketable securities.............     5,663       2,950     13,400
Loss on cancellation of warrants (Note 2)...........    (3,273)         --         --
Write-off of investment in other entity.............        --     (20,000)        --
Minority interest in income of consolidated
  subsidiaries......................................   (13,066)    (48,366)    (2,979)
Equity in losses of investees.......................   (15,140)    (20,731)        --
                                                      --------    --------    -------
                                                      $ 24,576    $(46,663)   $45,266
                                                      ========    ========    =======

NOTE 6. DEBT AND CREDIT FACILITIES

     On March 11, 1998, the Company and a group of banks entered into a $400 million unsecured revolving credit facility (the "Credit Facility") under which the banks are committed to make loans to the Company and to extend letters of credit on behalf of the Company. The Credit Facility expires in March 2001, and may be extended on an annual basis thereafter, subject to approval of a requisite percentage of the lenders. At the Company's option, interest is at the applicable LIBOR rate or the greater of the administrative agent's reference rate or 0.5% plus the Federal Funds effective rate, each plus an applicable margin. The amount available for borrowing is reduced by letters of credit outstanding. The Company is currently obligated to pay

                             QUALCOMM INCORPORATED
commitment fees equal to 0.175% per annum on the unused amount of the Credit Facility. The Credit Facility includes certain restrictive financial and operating covenants. The weighted average interest rates were 5.8% and 6.2% on outstanding borrowings during fiscal 1999 and 1998, respectively. At September 30, 1999, there were no amounts or letters of credit outstanding under the Credit Facility. At September 30, 1998, there were borrowings of $80 million and letters of credit of $8 million outstanding under the Credit Facility; the weighted average interest rate on outstanding borrowings was 6.2%.

     Under terms of two identical revolving credit agreements, negotiated in 1996 and expiring in July 2000, QUALCOMM Personal Electronics ("QPE") (Note 11) may borrow a total of $150 million. Borrowings under the facilities, which are drawn in equal amounts, totaled $112 million and $71 million at September 30, 1999 and 1998, respectively. The interest rate under the facilities is at the applicable LIBOR rate plus 0.5%. The weighted average interest rate on outstanding borrowings was 5.9%, 6.2% and 6.0% during fiscal 1999, 1998 and 1997, respectively, and 6.0% and 6.4% at September 30, 1999 and 1998, respectively. The credit facilities include covenants which, among other things, require QPE to maintain a minimum tangible net worth. The credit facilities are non-recourse to the Company and the minority interest holder in QPE and are collateralized by QPE's accounts receivable which, at September 30, 1999, on a consolidated basis, amounted to $65 million. Under the terms of the credit facilities, amounts that QPE may borrow outside of the credit facilities are limited.

     The fair value of the Company's bank lines of credit are estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. At September 30, 1999 and 1998, the estimated fair value of the Company's bank lines of credit approximated their carrying value.

     The annual principal installments for capital leases and other obligations are $3 million in fiscal 2000 and $1 million in 2001.

     Cash amounts paid for interest were $11 million in each of fiscal years 1999, 1998 and 1997.

NOTE 7. TRUST CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

     In February 1997, QUALCOMM Financial Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities. The sole assets of the Trust are QUALCOMM Incorporated
5 3/4% Convertible Subordinated Debentures due February 24, 2012. The obligations of the Trust related to the Trust Convertible Preferred Securities are fully and unconditionally guaranteed by the Company. The Trust Convertible Preferred Securities are convertible into Company common stock at the rate of
1.3764 shares of Company common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $36.328215 per share of common stock). Distributions on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The Company has the right and intends to redeem the Trust Convertible Preferred Securities, in whole or in part, on or after March 4, 2000. The Company will pay a premium over the initial conversion price if securities are redeemed prior to March 4, 2002. As a result of the Leap Wireless Spin-off, and pursuant to a resolution of the Board of Directors of QUALCOMM, each QUALCOMM Trust Convertible Preferred Security is convertible, subject and pursuant to the terms of the Convertible Subordinated Debentures, into both QUALCOMM common stock and Leap Wireless common stock at the rate of 1.3764 and
0.17205 shares, respectively, for each QUALCOMM Trust Convertible Preferred Security.

     The Company may cause the Trust to defer the payment of distributions for successive periods of up to twenty consecutive quarters. During such periods, accrued distributions on the Trust Convertible Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common

                             QUALCOMM INCORPORATED
stock or debt securities that rank equal or junior to the Convertible Subordinated Debentures. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into the Company's common stock, the holder will not receive any cash related to the deferred distribution.

     During fiscal 1997, issuance costs of $19 million related to the Trust Convertible Preferred Securities were deferred and are being amortized over the period until mandatory redemption of the securities in February 2012.

     During fiscal 1999, 8,910 Trust Convertible Preferred Securities were converted into common stock. The Company has reserved 18,156,000 shares of common stock as of September 30, 1999 for possible conversion of the Trust Convertible Preferred Securities at the option of the holders (Note 16).

     As of September 30, 1999 and 1998, the estimated fair value of the Trust Convertible Preferred Securities was approximately $3,571 million and $552 million, respectively, based on the last reported bid price.

NOTE 8. CAPITAL STOCK

  Preferred Stock

     The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company's Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 1999 and 1998, no shares of preferred stock were outstanding.

  Common Stock Warrants

     In November 1991, the Company issued seven-year warrants to purchase 1,564,000 shares of common stock at $2.75 per share to a company for the relinquishment of all its claims to participate in certain future royalties, license fees and profits. During August 1998, the Company issued 1,410,000 shares of common stock upon the full net exercise of the warrants.

  Preferred Share Purchase Rights Plan

     During fiscal 1996, the Board of Directors implemented a Preferred Share Purchase Rights Plan ("Rights Plan") to protect stockholders' rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding as of October 16, 1995. Similar Rights will generally be issued in respect to common stock subsequently issued. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-hundredth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250. In November 1999, the Rights Plan was amended to provide that the purchase price be set at $1,600, subject to adjustment to $400 upon consummation of the four-for-one stock split approved by the Company's Board of Directors in November 1999 (Note 16). The Rights are exercisable only if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company's common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.005 per Right.

                             QUALCOMM INCORPORATED

NOTE 9. INCOME TAXES

     The components of income tax provision for the years ended September 30 are as follows (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Current provision:
  Federal..........................................  $143,534    $ 86,488    $ 71,891
  State............................................    22,211       1,916       2,288
  Foreign..........................................    36,657       7,319       4,407
                                                     --------    --------    --------
                                                      202,402      95,723      78,586
                                                     --------    --------    --------
Deferred benefit:
  Federal..........................................   (86,996)    (46,862)    (51,186)
  State............................................    (9,599)     (8,719)    (10,900)
                                                     --------    --------    --------
                                                      (96,595)    (55,581)    (62,086)
                                                     --------    --------    --------
                                                     $105,807    $ 40,142    $ 16,500
                                                     ========    ========    ========

     The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense for the years ended September 30 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Expected income tax expense at federal statutory
  tax rate.........................................  $107,363    $ 52,036    $ 37,956
State income tax expense, net of federal benefit...    15,951       7,732       5,639
Foreign taxes......................................    36,657       7,075       4,407
Permanent differences..............................     2,108       5,754       3,523
Tax benefit from recognition of deferred tax
  assets...........................................        --          --     (21,531)
Tax credits........................................   (56,800)    (34,015)    (16,201)
Other..............................................       528       1,560       2,707
                                                     --------    --------    --------
Actual income tax expense..........................  $105,807    $ 40,142    $ 16,500
                                                     ========    ========    ========

     At September 30, 1999 and 1998, the Company had net deferred tax assets as follows (in thousands):

                                                            1999       1998
                                                          --------    -------
Income recognition differences..........................  $116,179    $84,793
Unused net operating losses.............................    73,962      1,497
Tax credits.............................................    51,864      6,959
                                                          --------    -------
                                                          $242,005    $93,249
                                                          ========    =======

     At September 30, 1999, the Company had unused net operating losses, manufacturing, research, foreign tax and alternative minimum tax credits expiring from 2002 through 2019. The unused net operating tax losses were generated by the exercise of non-qualified employee stock options.

     Cash amounts paid for income taxes were $68 million, $58 million and $18 million for fiscal 1999, 1998 and 1997, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

  Employee Savings and Retirement Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its

                             QUALCOMM INCORPORATED
discretion, make additional contributions based upon earnings. The Company's contribution expense for fiscal 1999, 1998 and 1997 was $17 million, $10 million and $6 million, respectively.

  Stock Option Plans

     The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the date of grant. The 1991 Stock Option Plan (the "Plan"), as amended, authorizes up to 73,800,000 shares to be granted no later than August 2001. The Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over a one to six year period and are exercisable for up to ten years from the grant date. At September 30, 1999, options for 8,209,000 shares were exercisable at prices ranging from $7.58 to $34.22 for an aggregate exercise price of $151 million.

     The Company has a Non-Employee Directors' Stock Option Plan which authorizes 2,140,000 shares to be granted no later than February 2013. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 1999, options for 800,000 shares were exercisable at prices ranging from $11.13 to $23.54 per share for an aggregate exercise price of $11 million.

     A summary of stock option transactions for the plans follows (number of shares in thousands):

                                                              OPTIONS OUTSTANDING
                                                    ----------------------------------------
                                        OPTIONS                   EXERCISE PRICE PER SHARE
                                       AVAILABLE     NUMBER      ---------------------------
                                       FOR GRANT    OF SHARES         RANGE          AVERAGE
                                       ---------    ---------    ----------------    -------
SEPTEMBER 30, 1996...................     4,210       32,146      $0.25 to $26.22    $15.78
Additional shares reserved...........    10,800           --                   --        --
  Options granted....................    (8,582)       8,582       18.75 to 31.19     23.65
  Options canceled...................     1,348       (1,348)       3.41 to 30.13     18.64
  Options exercised..................        --       (2,416)       0.25 to 23.16      8.22
                                        -------      -------
SEPTEMBER 30, 1997...................     7,776       36,964      $2.50 to $31.19    $18.00
  Additional shares reserved.........    10,940           --                   --        --
  Options granted....................   (12,308)      12,308       22.28 to 34.98     29.10
  Options canceled...................     1,618       (1,618)       7.75 to 34.98     21.61
  Options exercised..................        --       (2,580)       3.41 to 28.88     12.47
                                        -------      -------
SEPTEMBER 23, 1998(A)................     8,026       45,074      $2.50 to $34.98    $21.21
  Options granted....................       (96)          96        8.99 to 34.22     24.44
  Options canceled...................        26          (26)      20.45 to 31.18     26.93
                                        -------      -------
SEPTEMBER 30, 1998...................     7,956       45,144      $2.45 to $34.22    $20.75
  Additional shares reserved.........     7,000           --                   --        --
  Options granted....................    (4,741)       4,741      19.80 to 192.40     52.12
  Options canceled...................     6,334       (6,334)      2.45 to 117.56     23.39
  Options exercised..................        --      (12,248)       2.45 to 34.22     17.55
                                        -------      -------
SEPTEMBER 30, 1999...................    16,549       31,303     $4.37 to $192.40    $26.23
                                        =======      =======

- ---------------
(a) On September 23, 1998, in connection with the Leap Wireless Spin-off, the Company adjusted the option exercise prices to maintain the economic value of the options that existed at the time of the Spin-off. The range and weighted average exercise prices of options outstanding at September 23, 1998 were $2.45 to $34.22 and $20.75, respectively, as adjusted in connection with the Leap Wireless Spin-off.

                             QUALCOMM INCORPORATED

     The following table summarizes information about fixed stock options outstanding at September 30, 1999 (number of shares in thousands):

                                          OPTIONS OUTSTANDING
                                  ------------------------------------
                                                WEIGHTED                   OPTIONS EXERCISABLE
                                                 AVERAGE                  ---------------------
                                                REMAINING     WEIGHTED                 WEIGHTED
                                               CONTRACTUAL    AVERAGE                  AVERAGE
                                   NUMBER         LIFE        EXERCISE     NUMBER      EXERCISE
    RANGE OF EXERCISE PRICES      OF SHARES    (IN YEARS)      PRICE      OF SHARES     PRICE
    ------------------------      ---------    -----------    --------    ---------    --------
$ 4.37 to $ 16.51...............    6,885          4.6        $ 12.84       4,430       $12.53
$16.75 to $ 22.46...............    6,841          6.7          19.81       1,939        19.70
$22.50 to $ 27.35...............    6,242          7.6          24.30       1,602        23.86
$27.42 to $ 29.47...............    5,961          8.7          27.97         691        28.11
$29.99 to $ 77.00...............    4,871          8.6          43.13         347        31.59
$95.31 to $192.40...............      503          9.8         136.24          --         0.00
                                   ------                                   -----
$ 4.37 to $192.40...............   31,303          7.1          26.23       9,009        18.02
                                   ======                                   =====

  Employee Stock Purchase Plans

     The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1991 Employee Stock Purchase Plan, as amended, authorizes up to 8,400,000 shares to be granted no later than August 2001. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 50,000 shares to be granted at anytime. During fiscal 1999, 1998 and 1997, shares totaling 1,193,000, 878,000 and 741,000 were issued under the plans at an average price of $21.79, $22.07 and $16.89 per share, respectively. At September 30, 1999, 3,437,000 shares were reserved for future issuance.

  Executive Retirement Plans

     The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, participants receive up to a 10% match of their deferral in the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plans authorize up to 200,000 shares to be allocated to participants at anytime. During fiscal 1999, 1998 and 1997, approximately 55,000, 66,000 and 21,000 shares, respectively, were allocated under the plans and the Company's matching contribution during fiscal 1999, 1998 and 1997 amounted to $1 million, $2 million and $1 million, respectively. At September 30, 1999, 45,000 shares were reserved for future allocation.

                             QUALCOMM INCORPORATED

  Accounting for Stock-Based Compensation

     Pro forma information regarding net income and net earnings per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                      EMPLOYEE STOCK
                                            STOCK OPTION PLANS        PURCHASE PLANS
                                           --------------------    --------------------
                                           1999    1998    1997    1999    1998    1997
                                           ----    ----    ----    ----    ----    ----
Risk-free interest rate..................   5.2%    5.5%    6.3%    4.7%    5.1%    5.1%
Volatility...............................  51.0%   50.0%   50.0%   51.0%   50.0%   50.0%
Dividend yield...........................   0.0%    0.0%    0.0%    0.0%    0.0%    0.0%
Expected life (years)....................   6.0     6.0     6.0     0.5     0.5     0.5

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during fiscal years 1999, 1998 and 1997 were $28.56, $15.88 and $13.19 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plans during fiscal years 1999, 1998 and 1997 were $11.18, $7.95 and $6.79, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The Company's pro forma information for the years ended September 30 are as follows (in thousands, except for net earnings per share):

                                             1999                      1998                      1997
                                    -----------------------   -----------------------   -----------------------
                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                    -----------   ---------   -----------   ---------   -----------   ---------
Net income........................   $200,879     $149,100     $108,532      $57,747      $91,934      $73,197
Net earnings per common share:
  Basic...........................   $   1.35     $   1.00     $   0.78      $  0.42      $  0.68      $  0.54
  Diluted.........................   $   1.24     $   0.92     $   0.73      $  0.39      $  0.64      $  0.51

     Pro forma net income for fiscal 1997 includes the recognition of the tax benefit relating to fiscal 1997 pro forma compensation expense and the recognition of the previously unrecognized fiscal 1996 tax benefit. Pro forma net income for fiscal 1998 includes tax effected pro forma compensation expense of $8 million related to the modification of options in connection with the Leap Wireless Spin-off. The effects on pro forma disclosures of applying the fair value method are not likely to be representative of the effects on pro forma disclosures of future years because the fair value method is applicable only to options granted subsequent to September 30, 1995.

NOTE 11. INVESTMENTS IN OTHER ENTITIES

  QUALCOMM Personal Electronics

     In fiscal 1994, a subsidiary of the Company and a subsidiary of Sony Electronics Inc. ("Sony Electronics") entered into a joint venture general partnership, QPE, to manufacture CDMA consumer equipment for cellular, PCS and other wireless applications. The Company owns 51% of the joint venture and consolidates QPE in its financial statements. Sony Electronics' 49% general partnership share in QPE is presented as a minority interest in the Company's financial statements.

                             QUALCOMM INCORPORATED

     During fiscal 1999, 1998 and 1997, QPE sales to Sony Electronics amounted to $249 million, $684 million and $57 million, respectively. Purchases of inventory and capital equipment from Sony Electronics and other Sony affiliates amounted to $79 million and $1 million, respectively during fiscal 1999, $69 million and $69 million, respectively, during fiscal 1998 and $92 million and $6 million, respectively, during fiscal 1997. At September 30, 1999 and 1998, outstanding accounts receivable from Sony Electronics amounted to $26 million and $52 million, respectively, and accounts payable to all Sony Electronics affiliated companies amounted to $14 million and $51 million, respectively.

  Globalstar L.P.

     Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.4% partnership interest in Globalstar, a limited partnership formed to develop, own and operate the Globalstar low-Earth-orbit satellite system utilizing CDMA technology ("the Globalstar System"). The Company accounts for its investment under the equity method.

     As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company's intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company's investment in the intermediate partnerships had no basis during each of fiscal 1999, 1998 and 1997, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

     Subject to certain conditions, the Company, through an intermediate partnership, may be required to purchase approximately 97,000 additional shares from another investor in Globalstar for up to $5 million, a price discounted from the price paid by such investor. The Company is unable to predict the likelihood of the occurrence of any of the conditions which would require the additional investment.

     In return for providing a guarantee under a Globalstar bank financing agreement (Note 14), the Company received warrants to purchase 734,262 shares of common stock in Globalstar Telecommunications Limited ("GTL"), a general partner in Globalstar, at an exercise price of $13.25 per share (shares and exercise price reflect a two-for-one stock split of GTL common stock that occurred in May
1997). On February 12, 1997, the Company and GTL entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the Company's warrants to purchase GTL common stock. The Company exercised such warrants in March 1997, and classified the GTL shares as trading securities, consistent with the Company's intent to sell the GTL shares on a near term basis. The Company sold the GTL common stock during the third quarter of fiscal 1997 resulting in an aggregate realized gain of $13 million.

     The Company and Globalstar have entered into a development agreement under which Globalstar is funding the Company to design and develop the consumer equipment and ground communications segments of the Globalstar System and production agreements to manufacture and supply ground communication and consumer equipment and to supply related services to Globalstar. Revenues resulting from the agreements with Globalstar for fiscal 1999, 1998 and 1997 were $435 million, $373 million and $205 million, respectively. In March 1998, the Company agreed to defer up to $100 million of contract payments, with interest accruing at 5 3/4% capitalized quarterly, as customer financing under its development contract with Globalstar. Financed amounts outstanding as of January 1, 2000 will be repaid in eight equal quarterly installments commencing as of that date, with final payment due October 1, 2001, accompanied by all then unpaid accrued interest.

     The Company expects to finalize negotiations with Globalstar during the first quarter of fiscal 2000 which could result in the deferral of up to $400 million of current and future contract payments under the development agreement, including $240 million in trade receivables which were reclassified to non-current finance receivables at September 30, 1999. Such deferrals are expected to be interest bearing and paid by Globalstar over a period not exceeding four years from the deferral. At September 30, 1999 and 1998,

                             QUALCOMM INCORPORATED
approximately $349 million and $90 million in interest bearing financed amounts and approximately $171 million and $141 million in accounts receivable, including $59 million and $47 million in unbilled receivables, were outstanding from Globalstar, respectively.

     The value of the Company's investment in and future business with Globalstar, as well as its ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. From its inception, Globalstar has incurred net losses and those losses are expected to continue through the start of service. A substantial shortfall in meeting Globalstar's capital needs could prevent completion of the Globalstar System and could adversely affect the Company's results of operations, liquidity and financial position. In addition, Globalstar can terminate its development agreement with the Company if Globalstar abandons its efforts to develop the Globalstar System.

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

  Other Joint Ventures

     The Company has entered into other domestic and international joint ventures providing advanced communications systems, products and services based on wireless technology. The Company's combined investment in these joint ventures as of September 30, 1999 and 1998, amounted to $51 million and $27 million, respectively. At September 30, 1999, effective ownership interests in the joint ventures ranged from 2% to 34%. Unfunded equity commitments totaled $119 million at September 30, 1999, which the Company expects to fund over three years. Such commitments are subject to the joint ventures meeting certain conditions; actual equity funding may be in lesser amounts.

     It is not practicable to estimate the total fair value of the Company's investment in these other joint ventures as the investments are predominantly closely-held and not publicly traded. The Company's investees are principally engaged in development of new products, commercial deployment and expansion of wireless networks and services. An investee's failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company's investment in the investee. There can be no assurance that the investees will be successful in their efforts.

                             QUALCOMM INCORPORATED

NOTE 12. RESTRUCTURING

     During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan, and the Company recorded a restructuring charge to operations of $15 million. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities in its infrastructure equipment business. The Company eliminated 651 positions as a result of the plan. Facility exit costs include approximately $3 million of asset impairments and $1 million of estimated net losses on subleases or lease cancellation penalties. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000. The accrued restructuring costs and amounts charged against the provision as of September 30, 1999 were as follows (in thousands):

                                                                               SEPTEMBER 30,
                                                   PROVISIONS    DEDUCTIONS        1999
                                                   ----------    ----------    -------------
Employee termination costs.......................   $10,162       $(10,162)        $ --
Facility exit costs..............................     4,397         (3,866)         531
                                                    -------       --------         ----
Total............................................   $14,559       $(14,028)        $531
                                                    =======       ========         ====

NOTE 13. DISPOSITION OF ASSETS AND OTHER CHARGES

     On May 24, 1999 (the "Closing Date"), the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Telefonaktiebolaget LM Ericsson ("Ericsson"). The Company and Ericsson also entered into various license and settlement agreements in connection therewith, pursuant to the March 24, 1999 Asset Purchase Agreement (the "Agreement"), as amended. The Company recorded charges of $66 million in other operating expenses during fiscal 1999 to reflect the difference between the carrying value of the net assets and the consideration received from Ericsson, less costs to sell. Total consideration will be based on a final determination of net assets as of the Closing Date. The Company has received notice of Ericsson's intention to dispute the purchase price (Note 14).

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

     Pursuant to the Agreement, the Company will extend up to $400 million in financing for possible future sales by Ericsson of cdmaOne or cdma2000 infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such cdmaOne or cdma2000 sales. Commitments represent the estimated amounts to be financed under these arrangements; however, actual financing may be in lesser amounts.

     As a result of the Ericsson transaction, the Company reassessed the recoverability of the carrying value of remaining assets relating to its terrestrial CDMA wireless infrastructure business. The Company recorded charges of $117 million in other operating expenses during fiscal 1999, including $74 million for compensation benefits provided to employees transferred to Ericsson, $31 million to reduce the carrying value of certain other assets to their approximate net realizable value and $12 million related to the TOU contract (Note 2). The Company also recorded $52 million in non-operating charges during fiscal 1999, including $37 million in

                             QUALCOMM INCORPORATED
reserves provided for financial guarantees on projects which the Company will no longer pursue as a result of the Ericsson transaction and $15 million related to the write-off of TOU assets (Note 2).

     The Company leases certain facilities to Ericsson under noncancelable operating leases, with provisions for cost-of-living increases. The leases expire on May 31, 2004 and provide for renewal options thereafter. Future minimum rentals in each of the next five years from fiscal 2000 to 2004 are $10 million, $10 million, $10 million, $11 million and $7 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

  Litigation

     On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q Phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q Phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. On August 6, 1999, the court granted the Company's motion for summary judgment that the Q Phone does not infringe two of Motorola's design patents. On October 5, 1999, the United States District Court in San Diego granted the Company's motions for summary judgment that the Q Phone does not infringe the last two Motorola design patents remaining in the case. As a consequence of these rulings and Motorola's decision to drop one utility patent from the case, there are no design patents and a total of ten utility patents remaining in the case. The cases have been set for a final pretrial conference in April 2000. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will continue to vigorously defend the action.

     On July 20, 1999, the Company filed a lawsuit against Motorola seeking a judicial determination that the Company has the right to terminate all licenses granted to Motorola under a 1990 Patent License Agreement, while retaining all licenses granted by Motorola to the Company under the same agreement. The Company's complaint was filed in the United States District Court for the Southern District of California where the earlier actions between the Company and Motorola described above have been pending for more than two years. The complaint alleges that Motorola has committed breaches of the Patent License Agreement that include pursuing a lawsuit against the Company for infringement of patents that are in fact licensed to the Company under the agreement and a failure to grant certain sublicenses to the Company in accordance with the terms of the agreement. The Company's new filing also seeks a ruling that upon termination of the Patent License Agreement, the patents formerly licensed to Motorola would be infringed by CDMA handsets, integrated circuits and network infrastructure equipment made and sold by Motorola. On August 5, 1999, the Company amended its complaint to allege that Motorola's CDMA wireless phones infringe three patents of

                             QUALCOMM INCORPORATED
the Company. The Company's new claims seek damages and an injunction against Motorola's sale of infringing phones. Motorola has filed counterclaims alleging breach of the Patent License Agreement and a DS-CDMA Technology License Agreement also signed in 1990.

     On or about June 5, 1997, Elisra Electronic Systems Ltd. ("Elisra") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement ("DSA") entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, and a briefing schedule has been set. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit and will vigorously defend against the claims.

     On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement dated April 30, 1992 ("JDA") between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. No schedule for the arbitration proceedings has been established. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

     On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership, ("Lemelson") filed an industry-wide action in the United States District Court for the District of Arizona. The complaint names a total of 88 parties, including the Company, as defendants and purports to assert claims for infringement of 15 patents. The complaint alleges that application specific integrated circuit ("ASIC") devices sold by the Company, or the processes by which such devices are manufactured, infringe the asserted patents. On October 1, 1999, the Company and Lemelson entered into a settlement agreement resolving all claims made against the Company in the complaint which will not have a material effect on the financial results of the Company.

     On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company who, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the

                             QUALCOMM INCORPORATED
original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class have indicated that they will be filing a Second Amended Complaint, including additional class representatives, and substantially the same allegations as the First Amended Complaint. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     On June 29, 1999, GTE Wireless, Incorporated ("GTE") filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the company's motion to transfer the action to the United States District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

     QUALCOMM has received notice from Ericsson that Ericsson intends to dispute the determination of the purchase price under the Agreement, pursuant to which Ericsson acquired certain assets related to the Company's terrestrial wireless infrastructure business in May 1999. QUALCOMM has also received notice from Ericsson that Ericsson intends to assert claims for indemnification under the Agreement. QUALCOMM and Ericsson are having on-going discussions aimed at potentially resolving these claims. In the event the parties are unable to resolve these claims, they are subject to dispute resolution procedures set forth in the Agreement. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend them.

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

  Leap Wireless Commitments

     QUALCOMM has a funding commitment to Leap Wireless in the form of a $265 million secured credit facility, which consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $230 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due and payable on September 23, 2006. QUALCOMM has a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001; prior to such time, accrued interest shall be added to the principal amount outstanding. At September 30, 1999 and 1998, $126 million and $5 million were outstanding under this facility, respectively. At September 30, 1999 and 1998, the fair value of the credit facility approximated the recorded value. The Company estimates fair value by discounting the future cash flows using current interest rates at which similar financing would be provided to similar companies for the same remaining maturities.

                             QUALCOMM INCORPORATED

  Operating Leases

     QPE has entered into an operating lease agreement, under which manufacturing equipment may be leased under separate schedules, each with approximately five-year terms. The lease agreement is non-recourse to the Company and the minority interest holder in QPE. Equipment under lease has both early and end-of-term purchase options. If the purchase options have not been exercised by the end of the lease term and if proceeds from the sale of the equipment fall below specified amounts, QPE may be required to pay certain contingent payments. The maximum amount of contingent payments for equipment leased as of September 30, 1999 is approximately $55 million. Rental expense under this lease, including an accrual for such contingent payments, amounted to $16 million, $13 million and $13 million during fiscal 1999, 1998 and 1997, respectively. As of September 30, 1999 and 1998, the Company had accrued $33 million and $21 million, respectively, in other liabilities for such contingent payments. As of September 30, 1999, future rental payments under the lease, excluding contingent payments, are $4 million in each of 2000 and 2001 and $1 million in 2002.

     The Company leases certain of its other facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 1999, 1998 and 1997 was $17 million, $11 million and $7 million, respectively. Future minimum lease payments in each of the next five years from fiscal 2000 through 2004 are $16 million, $14 million, $12 million, $8 million and $5 million, respectively, and $4 million thereafter.

  Purchase Obligations

     The Company has agreements with certain suppliers to purchase certain components, and estimates its noncancelable obligations under these agreements to be approximately $34 million through fiscal 2002. The Company also has a commitment to purchase communications services for approximately $23 million annually through fiscal 2001 and $2 million in fiscal 2002.

  Letters of Credit and Financial Guarantees

     The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar (Note 11) borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of September 30, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

     In addition to the letter of credit on behalf of Globalstar, the Company has $21 million of letters of credit and $103 million of other financial guarantees outstanding as of September 30, 1999, none of which are collateralized.

  Performance Guarantees

     Certain of the Company's contracts provide for performance guarantees to protect customers against late delivery of its products or a failure to perform. These performance guarantees generally provide for contract offsets to the extent the products are not delivered by scheduled delivery dates or the systems fail to meet specified performance criteria. The Company is dependent in part on the performance of its suppliers and strategic partners to provide products and services that are the subject of the guarantees. Thus, the Company's ability to deliver such products and services in a timely manner may be outside of its control. If the Company is unable to meet its performance obligations, the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and the Company's results of operations, liquidity and financial position.

                             QUALCOMM INCORPORATED

NOTE 15. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires disclosure of selected information about operating segments to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The adoption of FAS 131 did not affect results of operations or financial position.

     The Company is organized on the basis of products and services. The Company's segments are divisions that offer different products and services. Three segments have been aggregated into the Wireless Systems segment. Reportable segments are as follows:

     CDMA Technologies (QCT) -- designs and supplies CDMA chipsets and software solutions.

     Technology Licensing (QTL) -- provides licenses to third parties related to the design, manufacture and sale of products using the Company's CDMA technology.

     Wireless Systems (QWS) -- designs, manufactures, markets and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies.

     Consumer Products (QCP) -- designs, manufactures and markets wireless handsets and accessories using CDMA technology for use in mobile and fixed wireless networks.

     The Company evaluates the performance of its segments based on earnings before income taxes ("EBT"). EBT includes the allocation of certain corporate expenses to the segments. Segment data includes intersegment revenues. The table below presents information about reported segments for the years ending September 30 (in thousands):

                                                                               RECONCILING
                                QCT         QTL         QWS          QCP          ITEMS        TOTAL
                             ----------   --------   ----------   ----------   -----------   ----------
1999:
Revenues...................  $1,133,422   $454,163   $  939,780   $1,469,637   $  (59,703)   $3,937,299
EBT........................     427,994    404,947       20,220      (39,983)    (506,492)      306,686
Total assets...............     187,517     91,368      868,143      566,218    2,821,704     4,534,950
1998:
Revenues...................  $  879,858   $289,934   $1,048,957   $  855,101   $  274,020    $3,347,870
EBT........................     258,369    256,401      (53,054)    (168,714)    (144,328)      148,674
Total assets...............     156,626     49,728      599,166      446,994    1,314,199     2,566,713
1997:
Revenues...................  $  549,681   $215,966   $  645,325   $  520,985   $  164,408    $2,096,365
EBT........................      62,188    195,172      (65,664)     (61,505)     (21,757)      108,434
Total assets...............     100,318     11,465      342,357      263,702    1,556,838     2,274,680

     Segment assets are comprised of accounts receivable, finance receivables and inventory. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets.

                             QUALCOMM INCORPORATED

     Other reconciling items for the years ended September 30 are comprised as follows (in thousands):

                                                    1999         1998         1997
                                                  ---------    ---------    ---------
REVENUES
Elimination of intersegment revenue.............  $(382,796)   $(458,259)   $(249,732)
Other products..................................    323,093      732,279      414,140
                                                  ---------    ---------    ---------
  Reconciling items.............................  $ (59,703)   $ 274,020    $ 164,408
                                                  =========    =========    =========
EARNINGS BEFORE INCOME TAXES
Unallocated corporate expenses..................  $(337,723)   $ (19,413)   $  (6,699)
Unallocated interest expense....................    (11,595)      (4,579)      (5,822)
Unallocated investment income, net..............     26,610       22,434       48,245
Distributions on Trust Convertible Preferred
  Securities of subsidiary trust................    (39,297)     (39,270)     (23,277)
Intracompany profit.............................   (130,676)    (102,418)     (14,022)
Other...........................................    (13,811)      (1,082)     (20,182)
                                                  ---------    ---------    ---------
  Reconciling items.............................  $(506,492)   $(144,328)   $ (21,757)
                                                  =========    =========    =========

     Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof, with the exception of QCT's sales to QCP which are recorded by QCP at QCT's cost. Intracompany profit eliminations include the elimination of profits recorded on QCT's sales to QCP. Unallocated corporate expenses in fiscal 1999 include $331 million in charges related to the sale of certain assets related to the Company's terrestrial CDMA wireless infrastructure business to Ericsson, restructuring charges, and the impairment of assets in connection with Leap Wireless' decision to withdraw its support of Metrosvyaz.

     Specified items included in segment EBT for the years ending September 30 are as follows (in thousands):

                                               QCT        QTL         QWS          QCP
                                             --------   --------   ----------   ----------
1999:
Revenues from external customers...........  $896,484   $343,242   $  928,696   $1,445,784
Intersegment revenues......................   236,938    110,921       11,084       23,853
Interest income............................        --         --       16,889           --
Equity in losses of investees..............        --         --       (7,074)          --

1998:
Revenues from external customers...........  $583,111   $218,480   $1,012,344   $  801,656
Intersegment revenues......................   296,747     71,454       36,613       53,445
Equity in losses of investees..............        --         --      (20,551)          --

1997:
Revenues from external customers...........  $361,502   $156,318   $  645,017   $  519,388
Intersegment revenues......................   188,179     59,648          308        1,597

     Sales information by geographic area for the years ended September 30 is as follows (in thousands):

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
United States..................................  $2,459,838    $2,213,738    $1,469,051
South Korea....................................     881,494       633,142       451,989
Other Foreign..................................     595,967       500,990       175,325
                                                 ----------    ----------    ----------
                                                 $3,937,299    $3,347,870    $2,096,365
                                                 ==========    ==========    ==========

                             QUALCOMM INCORPORATED

     The Company distinguishes revenues from external customers by geographic areas based on customer location.

     The net book value of long-lived assets located outside of the United States was $16 million, $15 million and $1 million at September 30, 1999, 1998 and 1997, respectively.

NOTE 16. SUBSEQUENT EVENTS

     In October 1999, 1,803,792 Trust Convertible Preferred Securities were converted into 2,482,739 shares of common stock. The conversion resulted in an approximate $90 million reduction in the recorded obligation to Trust Convertible Preferred Securities holders.

     On November 2, 1999, the Company's Board of Directors approved, subject to stockholders' approval, a four-for-one stock split of the Company's common stock and an increase in the number of authorized shares of common stock to three billion shares. The Board of Directors also authorized a special meeting of stockholders for the purposes of approving the stock split and the proposed share increase. The special stockholders meeting is expected to be held on or about December 20, 1999. If the stockholders approve the stock split and the proposed increase in the authorized number of shares, the stock split will be implemented as soon as practicable following the special meeting. Common stock shares outstanding (in thousands), giving retroactive effect to the stock split, at September 30, 1999 and 1998 are 646,363 and 564,726, respectively (unaudited). Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows (shares in thousands):

                                                        YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                               (UNAUDITED)
Net earnings per common share:
  Basic............................................  $   0.34    $   0.20    $   0.17
                                                     ========    ========    ========
  Diluted..........................................  $   0.31    $   0.18    $   0.16
                                                     ========    ========    ========
Shares used in per share calculations:
  Basic............................................   594,714     553,623     538,681
                                                     ========    ========    ========
  Diluted..........................................   649,889     591,697     575,097
                                                     ========    ========    ========

     On November 10, 1999, QUALCOMM entered into an agreement with Korea Telecom Freetel ("KT Freetel") pursuant to which QUALCOMM agreed to invest approximately $200 million in KT Freetel to purchase 1.95% of KT Freetel's common stock and zero coupon bonds of KT Freetel with warrants to purchase additional common shares. KT Freetel has agreed to commercially deploy high data rate ("HDR") technology, subject to the successful completion of technical and marketing trials. If KT Freetel meets certain obligations related to HDR technology, QUALCOMM is required to purchase the shares underlying the warrants, for which the bond could be used as payment in full.

                             QUALCOMM INCORPORATED

NOTE 17. SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1999 and 1998 is as follows (in thousands, except per share data):

                                                 1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                 -----------   -----------   -----------   -----------
1999
Revenues.......................................   $941,223      $932,395     $1,004,066    $1,059,615
Gross profit(1)................................    298,833       308,620        406,399       438,375
Operating income...............................     77,948         5,189         98,379       223,624
Net income (loss)..............................     48,530       (42,620)        58,948       136,021
Basic net earnings (loss) per common
  share(2).....................................   $   0.34      $  (0.29)    $     0.39    $     0.86
Diluted net earnings (loss) per common
  share(2).....................................   $   0.33      $  (0.29)    $     0.35    $     0.73

1998
Revenues.......................................   $785,854      $760,553     $  875,497    $  925,966
Gross profit(1)................................    232,239       226,221        250,817       305,194
Operating income...............................     52,895        51,301         53,353        85,116
Net income.....................................     36,762        26,011          5,843        39,916
Basic net earnings per common share(2).........   $   0.27      $   0.19     $     0.04    $     0.28
Diluted net earnings per common share(2).......   $   0.25      $   0.18     $     0.04    $     0.27

- ---------------
(1) Gross profit is calculated by subtracting cost of revenues from total revenues.

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

                                                                     SCHEDULE II

                             QUALCOMM INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT     CHARGED TO                            BALANCE AT
                                       BEGINNING OF    COSTS AND                               END OF
                                        PERIOD(A)       EXPENSES     DEDUCTIONS    OTHER     PERIOD(A)
                                       ------------    ----------    ----------    ------    ----------
Year ended September 30, 1997
  Allowance for doubtful accounts:
  -- trade receivables...............    $ 8,223        $17,980       $ 7,311      $   --     $18,892
  Inventory reserves.................     19,032         32,277        15,285          --      36,024
                                         -------        -------       -------      ------     -------
                                         $27,255        $50,257       $22,596      $   --     $54,916
                                         =======        =======       =======      ======     =======
Year ended September 30, 1998
  Allowance for doubtful accounts:
  -- trade receivables...............    $18,892        $ 5,508       $ 2,467      $   --     $21,933
  -- finance receivables.............         --          4,955            --          --       4,955
  Inventory reserves.................     36,024         47,597        40,835          --      42,786
                                         -------        -------       -------      ------     -------
                                         $54,916        $58,060       $43,302      $   --     $69,674
                                         =======        =======       =======      ======     =======
Year ended September 30, 1999
  Allowance for doubtful accounts:
  -- trade receivables...............    $21,933        $ 2,154       $ 1,766      $   45(B)  $22,276
  -- finance receivables.............      4,955          5,909           241          --      10,623
  Inventory reserves.................     42,786         22,840        16,284       4,458(B)   44,884
                                         -------        -------       -------      ------     -------
                                         $69,674        $30,903       $18,291      $4,503     $77,783
                                         =======        =======       =======      ======     =======

- ---------------
(A) The Company's fiscal year ends on the last Sunday of September.

(B) Disposition in connection with sale of assets related to the terrestrial CDMA wireless infrastructure business in May 1999.