Form 10-Q
period 1999-12-26
QUALCOMM INC/DE
filed 2000-01-28
CIK 804328

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________TO___________.

                         COMMISSION FILE NUMBER 0-19528

                              QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                               95-3685934
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO)

       5775 MOREHOUSE DR., SAN DIEGO, CALIFORNIA          92121-1714
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

        The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on January 24, 2000:

                   Class                                    Number of Shares
                   -----                                    ----------------
Common Stock; $0.0001 per share par value                      708,241,290

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALCOMM Incorporated




                                            /s/ ANTHONY S. THORNLEY
                                     -------------------------------------------
                                                Anthony S. Thornley
                                              Executive Vice President
                                             & Chief Financial Officer




Dated: January 28, 2000

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                  PAGE
                                                                                  ----
      PART I. FINANCIAL INFORMATION
            Item 1. Condensed Consolidated Financial Statements
                    (Unaudited)
                    Condensed Consolidated Balance Sheets ..................       4
                    Condensed Consolidated Statements of Income ............       5
                    Condensed Consolidated Statements of Cash Flows ........       6
                    Notes to Condensed Consolidated Financial Statements....       7-15
            Item 2. Management's Discussion and Analysis of Results of
                    Operations and Financial Condition .....................       16-21

      PART II. OTHER INFORMATION............................................       22
            Item 1. Legal Proceedings ......................................       22
            Item 2. Changes in Securities ..................................       22
            Item 3. Defaults Upon Senior Securities ........................       22
            Item 4. Submission of Matters to a Vote of Security Holders ....       22
            Item 5. Other Information ......................................       22
            Item 6. Exhibits and Reports on Form 8-K .......................       22-23

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUALCOMM INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                       ASSETS

                                                                  DECEMBER 26,        SEPTEMBER 26,
                                                                      1999                1999
                                                                  ------------        -------------
Current Assets:
  Cash and cash equivalents                                        $  303,978          $  660,016
  Investments                                                       1,087,164             954,415
  Accounts receivable, net                                            998,200             883,640
  Finance receivables                                                  24,167              26,377
  Inventories, net                                                    259,968             257,941
  Other current assets                                                201,825             195,849
                                                                   ----------          ----------
          Total current assets                                      2,875,302           2,978,238

Property, plant and equipment, net                                    537,482             555,991
Investments                                                           165,338              70,495
Finance receivables, net                                              680,090             548,482
Other assets                                                          727,223             381,744
                                                                   ----------          ----------
          Total assets                                             $4,985,435          $4,534,950
                                                                   ==========          ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                         $  715,546          $  705,208
  Unearned revenue                                                     64,625              56,070
  Bank lines of credit                                                124,000             112,000
  Current portion of long-term debt                                     3,109               3,099
                                                                   ----------          ----------
         Total current liabilities                                    907,280             876,377

Long-term debt                                                              -                 795
Other liabilities                                                      64,587              74,872
                                                                   ----------          ----------
         Total liabilities                                            971,867             952,044
                                                                   ----------          ----------

Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                         54,910              51,596
                                                                   ----------          ----------

Company-obligated mandatorily redeemable Trust
  Convertible Preferred Securities of a subsidiary trust
  holding solely debt securities of the Company                       269,895             659,555
                                                                   ----------          ----------

Stockholders' Equity:
  Preferred stock, $0.0001 par value                                        -                   -
  Common stock, $0.0001 par value                                          70                  65
  Paid-in capital                                                   3,196,953           2,587,899
  Retained earnings                                                   377,998             200,879
  Accumulated other comprehensive income                              113,742              82,912
                                                                   ----------          ----------
       Total stockholders' equity                                   3,688,763           2,871,755
                                                                   ----------          ----------
       Total liabilities and stockholders' equity                  $4,985,435          $4,534,950
                                                                   ==========          ==========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                      ----------------------------------
                                                      DECEMBER 26,          DECEMBER 27,
                                                          1999                  1998
                                                      -----------           -----------
Revenues                                              $ 1,120,073           $   941,223
                                                      -----------           -----------
Operating expenses:
  Cost of revenues                                        648,748               642,390
  Research and development                                 83,404               100,362
  Selling, general and administrative                     101,848               120,523
  Other                                                    26,152                     -
                                                      -----------           -----------
Total operating expenses                                  860,152               863,275
                                                      -----------           -----------
Operating income                                          259,921                77,948
Interest expense                                           (2,673)               (3,315)
Investment income (expense), net                           36,247                 6,750
Distributions on Trust Convertible
    Preferred Securities of subsidiary trust              (11,045)               (9,799)
                                                      -----------           -----------
Income before income taxes                                282,450                71,584
Income tax expense                                       (105,331)              (23,054)
                                                      -----------           -----------
Net income                                            $   177,119           $    48,530
                                                      ===========           ===========

Net earnings per common share:
   Basic                                              $      0.27           $      0.09
                                                      ===========           ===========
   Diluted                                            $      0.23           $      0.08
                                                      ===========           ===========
Shares used in per share calculations:
   Basic                                                  664,586               565,780
                                                      ===========           ===========
   Diluted                                                790,827               593,749
                                                      ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                   -------------------------------
                                                                   DECEMBER 26,       DECEMBER 27,
                                                                       1999                1998
                                                                   ------------       ------------
OPERATING ACTIVITIES:
  Net income                                                        $ 177,119           $  48,530
  Depreciation and amortization                                        35,082              44,448
  Impairments and other non-cash charges and credits                   24,784                   -
  Gain on sale of available-for-sale securities                        (2,574)             (5,663)
  Minority interest in income of consolidated subsidiaries              3,314               3,698
  Equity in losses of investees                                         4,571               1,021
  Deferred income tax provision                                       105,331                   -
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable, net                                         (114,571)           (240,279)
    Finance receivables, net                                         (126,398)            (29,866)
    Inventories                                                        (2,895)             51,464
    Other current assets                                              (27,479)             (4,812)
    Accounts payable and accrued liabilities                           (6,288)             (2,081)
    Unearned revenue                                                    8,555              (8,633)
  Other liabilities                                                     2,852               3,877
                                                                    ---------           ---------
Net cash provided (used) by operating activities                       81,403            (138,296)
                                                                    ---------           ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                (38,079)            (62,884)
  Purchases of held-to-maturity investments                          (293,435)            (10,363)
  Maturities of held-to-maturity investments                          118,814              32,358
  Proceeds from sale of available-for-sale securities                   2,607               7,163
  Issuance of notes receivable                                       (145,555)            (25,021)
  Collection of notes receivable                                            -              16,835
  Investments in other entities                                      (120,511)             (7,500)
  Other items, net                                                     (3,023)                  -
                                                                    ---------           ---------
Net cash used by investing activities                                (479,182)            (49,412)
                                                                    ---------           ---------
FINANCING ACTIVITIES:
  Net borrowings under bank lines of credit                            12,000             137,000
  Net proceeds from issuance of common stock                           31,484               7,953
  Other items, net                                                     (1,231)             (1,151)
                                                                    ---------           ---------
Net cash provided by financing activities                              42,253             143,802
                                                                    ---------           ---------
Effect of exchange rate changes on cash                                  (512)                  -
                                                                    ---------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (356,038)            (43,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      660,016             175,846
                                                                    ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 303,978           $ 131,940
                                                                    =========           =========

 See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

   The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the "Company" or "QUALCOMM"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at September 26, 1999 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a period ending on the last Sunday of each month.

   In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

   The Company effected a two-for-one stock split in May 1999 and a four-for-one stock split in December 1999. Stockholders' equity has been restated to give retroactive recognition to the stock splits for all periods presented by reclassifying the par value of the additional shares arising from the splits from paid-in capital to common stock. All references in the financial statements and notes to number of shares and per share amounts have been restated to reflect these stock splits.

   Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect, calculated using the treasury stock method, of 68,626,000 and 27,969,000 additional common shares that are issuable upon exercise of outstanding stock options for the three months ended December 26, 1999 and December 27, 1998, respectively, and the potential dilutive effect of Trust Convertible Preferred Securities convertible into 57,615,000 shares of common stock, determined on an if-converted basis, for the three months ended December 26, 1999.

   Options outstanding during the three months ended December 26, 1999 and December 27, 1998 to purchase approximately 1,821,000 shares and 53,111,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for the three months ended December 26, 1999 is increased by $7 million representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The inclusion of additional common shares assuming the conversion of the Trust Convertible Preferred Securities for the three months ended December 27, 1998 would have been anti-dilutive.

   During the first quarter of fiscal 2000, 7,793,182 Trust Convertible Preferred Securities were converted into 42,906,040 shares of common stock. The conversions resulted in a $390 million reduction in the recorded obligation to Trust Convertible Preferred Securities holders (Note 11).

   The Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive income, which is comprised of net income and other comprehensive income (loss), amounted to approximately $208 million and $48 million for the three months ended December 26, 1999 and December 27, 1998, respectively. Components of other comprehensive income (loss) consist of the following (in thousands):

                                                                          THREE MONTHS ENDED
                                                                     ------------------------------
                                                                     DECEMBER 26,      DECEMBER 27,
                                                                        1999               1998
                                                                     ------------      ------------
Foreign currency translation                                          $   (866)          $   (403)
Change in unrealized gain on securities, net of income taxes            33,292                  -
Reclassification adjustment for gains included in net income,
  net of income taxes                                                   (1,596)                 -
                                                                      --------           --------
                                                                      $ 30,830           $   (403)
                                                                      ========           ========

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

NOTE 2 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

   Accounts receivable, net are comprised as follows (in thousands):

                                                        DECEMBER 26,      SEPTEMBER 26,
                                                            1999              1999
                                                        ------------      -------------
Trade, net of allowance for doubtful accounts
  of $20,201 and $22,276, respectively                    $782,248          $674,211
Long-term contracts:
   Billed                                                  133,456           128,208
   Unbilled                                                 68,325            69,409
Other                                                       14,171            11,812
                                                          --------          --------
                                                          $998,200          $883,640
                                                          ========          ========

   Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

   Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Ericsson (Note 7) with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables are comprised as follows (in thousands):

                                              DECEMBER 26,       SEPTEMBER 26,
                                                  1999                1999
                                              ------------       -------------
Finance receivables                            $ 714,876           $ 585,482
Allowance for doubtful receivables               (10,619)            (10,623)
                                               ---------           ---------
                                                 704,257             574,859
Current maturities                                24,167              26,377
                                               ---------           ---------
Noncurrent finance receivables, net            $ 680,090           $ 548,482
                                               =========           =========

At December 26, 1999, commitments to extend long-term financing to CDMA customers of Ericsson (Note 7) totaled approximately $355 million, which the Company expects to fund over the next five years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such sales. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts. Inventories are comprised as follows (in thousands):

                                      DECEMBER 26,     SEPTEMBER 26,
                                         1999              1999
                                      ------------     -------------
Raw materials                          $ 87,678          $161,481
Work-in-process                          35,759            51,003
Finished goods                          136,531            45,457
                                       --------          --------
                                       $259,968          $257,941
                                       ========          ========

NOTE 3 - INVESTMENT INCOME (EXPENSE), NET
   Investment income (expense) is comprised as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   DECEMBER 26,       DECEMBER 27,
                                                       1999               1998
                                                   ------------       ------------

Interest income                                      $ 41,558           $  5,806
Realized gains on marketable securities                 2,574              5,663
Minority interest in income of consolidated
   subsidiaries                                        (3,314)            (3,698)
Equity in losses of investees                          (4,571)            (1,021)
                                                     --------           --------
                                                     $ 36,247           $  6,750
                                                     ========           ========

NOTE 4 - INVESTMENTS IN OTHER ENTITIES

Globalstar L.P.

   Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.4% partnership interest in Globalstar L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-Earth-orbit ("LEO") satellite system utilizing CDMA technology ("the Globalstar System").

   At December 26 and September 26, 1999, $405 million and $349 million in interest bearing financed amounts and $189 million and $171 million in accounts receivable, including $54 million and $59 million in unbilled receivables, were outstanding from Globalstar, respectively. The Company is finalizing negotiations with Globalstar which will result in the financing of current and future contract payments. Such financing is expected to be interest bearing and paid by Globalstar in quarterly installments beginning January 15, 2001 through August 15, 2003. As a result of these negotiations, the Company changed its estimate of amounts collectible under the Globalstar development contract and recorded previously unrecognized revenue of $9 million and interest income of $9 million during the first quarter of fiscal 2000. Interest bearing financed amounts include $296 million at December 26, 1999 and $240 million at September 26, 1999 in trade receivables which were reclassified to non-current finance receivables in anticipation of such financing. At December 26, 1999, $104 million in future contract payments are expected to be eligible for financing under the anticipated financing agreement with Globalstar.

Korea Telecom Freetel

   On November 24, 1999, the Company invested approximately $196 million in Korea Telecom Freetel ("KT Freetel") and received 2,565,000 common shares, representing a 1.9% interest in KT Freetel, and a zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. The exercise price of the warrants is expected to be paid by tendering the bond as payment in full.
KT Freetel has agreed to commercially deploy high data rate ("HDR") technology, subject to the successful completion of technical and marketing trials. If KT Freetel meets certain obligations related to HDR technology, QUALCOMM is required to exercise the warrants. If KT Freetel does not meet such obligations, QUALCOMM will have the right to redeem the bond at a premium equal to 10% per annum.

Other Investments

   The Company has entered into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve investment by QUALCOMM of capital in these operating companies. Funding commitments related to these investments total $103 million at December 26, 1999, which the Company expects to fund over three years. Such commitments are subject to the operating companies meeting certain conditions; actual equity funding may be in lesser amounts.

NOTE 5 - BANK LINES OF CREDIT

   The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The credit facility expires in March 2001. The facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the credit facility. The credit facility includes certain restrictive financial and operating covenants. At December 26, 1999, there were no amounts or letters of credit issued or outstanding under the credit facility.

   Under terms of two identical revolving credit agreements, negotiated in 1996 and expiring in July 2000, QUALCOMM Personal Electronics ("QPE"), a 51% owned consolidated subsidiary of the Company, may borrow a total of $150 million. Borrowings under the facilities, which are drawn in equal amounts, totaled $124 million and $112 million at December 26 and September 26, 1999, respectively. The interest rate under the facilities is at the applicable LIBOR rate plus 0.5%. The credit facilities include covenants, which, among other things, require QPE to maintain a minimum tangible net worth.

NOTE 6 - RESTRUCTURING

   During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan, and the Company recorded charges to operations of $15 million during the second quarter of fiscal 1999, including $10 million in employee termination costs, $3 million in asset impairments and $1 million in estimated net losses on subleases or lease cancellation penalties. The following table (in thousands) presents the roll forward from the initial provision during the second quarter of fiscal 1999 to September 26, 1999, and from September 26, 1999 to December 26, 1999:

                                                                       SEPTEMBER 26,                        DECEMBER 26,
                                   Provisions        Deductions            1999           Deductions           1999
                                   -------------     ----------          --------         ----------          ------
Employee termination costs          $ 10,162          $(10,162)          $      -          $      -           $    -
Facility exit costs                    4,397            (3,866)               531              (414)             117
                                    --------           --------          --------           --------          ------
Total                               $ 14,559          $(14,028)          $    531          $   (414)          $  117
                                    ========           ========          ========           ========          ======

NOTE 7 - DISPOSITION OF ASSETS AND OTHER CHARGES

   On December 22, 1999, QUALCOMM announced an agreement with Kyocera Corporation ("Kyocera") which will result in Kyocera acquiring QUALCOMM's terrestrial-based wireless CDMA consumer phone business, including its phone inventory, manufacturing equipment and customer commitments. Under the Kyocera agreement, Kyocera has agreed to purchase at least a majority of its CDMA chipset requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close by the end of February 2000.

   As part of the Kyocera agreement, QUALCOMM will form a new subsidiary with a substantial number of employees from QUALCOMM Consumer Products to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. Selected employees of QPE will be transferred to Kyocera. Upon the close of the transaction, it is anticipated that QPE manufacturing assets will be liquidated. QUALCOMM recorded $27 million in charges in the first quarter of fiscal 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell. The Company estimates that additional charges in the second quarter of fiscal 2000 relating to the disposition of the terrestrial-based wireless CDMA phone business could total approximately $50 million. The additional charges will primarily relate to Kyocera's right under the agreement to exclude certain properties and equipment and employee termination costs.

   In May 1999, the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Telefonaktiebolaget LM Ericsson ("Ericsson") and entered into various license and settlement agreements with Ericsson. The Company has received notice of Ericsson's intention to dispute the purchase price (Note 9). Pursuant to the Company's agreement with Ericsson, the Company will extend financing for possible future sales by Ericsson of infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson (Note 2).

NOTE 8 - INCOME TAXES

   The Company's income tax provisions for the first quarters of fiscal 2000 and 1999 reflect adjustments for the retroactive reinstatements of the R&D tax credit. Excluding the adjustments, the Company currently estimates its annual effective income tax rate to be approximately 38% for fiscal 2000, compared to 35% for fiscal 1999. NOTE 9 - COMMITMENTS AND CONTINGENCIES Litigation

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denies such allegations and seeks a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company (the "Motorola Complaint"), alleging claims based primarily on the above-alleged infringement. The Company's motion to transfer the Motorola Complaint to the U.S. District Court for the Southern District of California was granted on April 3, 1997. On April 24, 1997, the court denied Motorola's motion for a preliminary injunction thereby permitting the Company to continue to manufacture, market and sell the Q Phone. On April 25, 1997, Motorola appealed the denial of its motion for a preliminary injunction. On January 16, 1998 the U.S. Court of Appeals for the Federal Circuit denied Motorola's appeal and affirmed the decision of the U.S. District Court for the Southern District of California refusing Motorola's request to enjoin QUALCOMM from manufacturing and selling the Q Phone. On June 4, 1997, Motorola filed another lawsuit alleging infringement by QUALCOMM of four patents. Three of the patents had already been alleged in previous litigation between the parties. On August 18, 1997, Motorola filed another complaint against the Company alleging infringement by the Company of seven additional patents. All of the Motorola cases have been consolidated for pretrial proceedings. On August 6, 1999, the court granted the Company's motion for summary judgment that the Q Phone does not infringe two of Motorola's design patents. On October 5, 1999, the U.S. District Court in San Diego granted the Company's motions for summary judgment that the Q Phone does not infringe the last two Motorola design patents remaining in the case. As a consequence of these rulings and Motorola's decision to drop one utility patent from the case, there are no design patents and a total of ten utility patents remaining in the case. The cases have been set for a final pretrial conference in April 2000. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will continue to vigorously defend the action.

   On July 20, 1999, the Company filed a lawsuit against Motorola seeking a judicial determination that the Company has the right to terminate all licenses granted to Motorola under a 1990 Patent License Agreement, while retaining all licenses granted by Motorola to the Company under the same agreement. The Company's complaint was filed in the U.S. District Court for the Southern District of California where the earlier actions between the Company and Motorola described above have been pending for more than two years. The complaint alleges that Motorola has committed breaches of the Patent License Agreement that include pursuing a lawsuit against the Company for infringement of patents that are in fact licensed to the Company under the agreement and a failure to grant certain sublicenses to the Company in accordance with the terms of the agreement. The Company's new filing also seeks a ruling that upon termination of the Patent License Agreement, the patents formerly licensed to Motorola would be infringed by CDMA handsets, integrated circuits and network infrastructure equipment made and sold by Motorola. On August 5, 1999, the Company amended its complaint to allege that Motorola's CDMA wireless phones infringe three patents of the Company. The Company's new claims seek damages and an injunction against Motorola's sale of infringing phones. Motorola has filed counterclaims alleging breach of the Patent License Agreement and a DS-CDMA Technology License Agreement also signed in 1990. On January 14, 2000, the court entered an order staying the 1999 case pending resolution of the consolidated 1997 cases.

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

   On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement ("JDA") dated April 30, 1992, between ETRI and the Company. In the Request, ETRI alleges that the Company has breached certain provisions of the JDA and seeks monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. The arbitration hearing is scheduled to commence July 5, 2000. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

   On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company who, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class filed a Second Amended Complaint, including substantially the same allegations as the First Amended Complaint, on November 1, 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

   On June 29, 1999, GTE Wireless, Incorporated ("GTE") filed an action in the U.S. District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the company's motion to transfer the action to the U.S. District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

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

Letters of Credit and Financial Guarantees

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar (Note 4) borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of December 26, 1999, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   In addition to the letter of credit on behalf of Globalstar, the Company has $21 million of letters of credit and $103 million of other financial guarantees outstanding as of December 26, 1999, none of which are collateralized.

Leap Wireless Commitments

   QUALCOMM has a funding commitment to Leap Wireless in the form of a $265 million secured credit facility, which consists of two sub-facilities. The first sub-facility enables Leap Wireless to borrow up to $35 million from QUALCOMM, solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries, overhead and credit facility fees, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital products, and/or the acquisition of telecommunications licenses. The other sub-facility enables Leap Wireless to borrow up to $230 million from QUALCOMM, solely to use as investment capital to make certain identified portfolio investments. Amounts borrowed under the credit facility will be due and payable on September 23, 2006. QUALCOMM has a first priority security interest in, subject to minor exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the credit facility. Amounts borrowed under the credit facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001; prior to such time, accrued interest shall be added to the principal amount outstanding. At December 26, 1999, the remaining commitment under this facility is $90 million.

NOTE 10. SEGMENT INFORMATION

   The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies ("QCT") designs and supplies chipsets and software solutions to handset and infrastructure manufacturers; QUALCOMM Technology Licensing ("QTL") provides licenses to third parties related to the design, manufacture, and sale of products using the Company's technologies; QUALCOMM Wireless Systems ("QWS") designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies; and QUALCOMM Consumer Products ("QCP") designs, manufactures, and markets wireless handsets and accessories using CDMA technology for use in mobile and fixed wireless networks (Note 7).

   The table below presents revenues and earnings before taxes ("EBT") for reported segments for the three months ended December 26, 1999 and December 27, 1998 (in thousands):

                          QCT           QTL             QWS             QCP      RECONCILING ITEMS    TOTAL
                      ----------     ----------     ----------      ----------   -----------------  ----------
DECEMBER 26, 1999
 Revenues             $  352,395     $  177,545     $  214,964      $  442,294      $  (67,125)     $1,120,073
 EBT                     127,690        162,590         66,147         (17,546)        (56,431)        282,450
DECEMBER 27, 1998
 Revenues             $  193,315     $   74,066     $  300,081      $  382,602      $   (8,841)     $  941,223
 EBT                      63,924         62,296        (14,875)           (130)        (39,631)         71,584

Reconciling items in the above table are comprised as follows (in thousands):

                                                  THREE MONTHS ENDED
                                              --------------------------
                                              December 26,  December 27,
                                                 1999           1998
                                              ------------  ------------
Revenues
Elimination of intersegment revenue            $(101,034)     $ (99,788)
Other products                                    33,909         90,947
                                               ---------      ---------
  Reconciling items                            $ (67,125)     $  (8,841)
                                               =========      =========

EARNINGS BEFORE INCOME TAXES
(Unallocated) allocated corporate expenses     $ (27,570)     $   4,551
Unallocated investment income, net                26,031          5,602
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust       (11,045)        (9,799)
Intracompany profit                              (31,905)       (34,786)
Other                                            (11,942)        (5,199)
                                               ---------      ---------
Reconciling items                              $ (56,431)     $ (39,631)
                                               =========      =========

   Revenues from external customers and intersegment revenues are as follows (in thousands):

                                       QCT           QTL         QWS           QCP
                                     --------     --------     --------     --------
DECEMBER 26, 1999
Revenues from external customers     $285,975     $143,861     $214,964     $441,364
Intersegment revenues                  66,420       33,684            -          930
DECEMBER 27, 1998
Revenues from external customers     $139,766     $ 50,221     $290,754     $369,535
Intersegment revenues                  53,549       23,845        9,327       13,067

NOTE 11 - SUBSEQUENT EVENT

   On January 6, 2000, the Company announced its intention to redeem its remaining 5,397,908 outstanding Trust Convertible Preferred Securities as of March 6, 2000. The redemption price is $51 per share plus accrued interest. The holders of the Trust Convertible Preferred Securities have the option to convert each such security into 5.5056 shares of the Company's common stock and 0.17205 shares of the common stock of Leap Wireless. The Company expects substantially all holders to convert the Trust Convertible Preferred Securities rather than allow redemption.

   On January 26, 2000, QUALCOMM announced an agreement to acquire SnapTrack, Inc. ("SnapTrack"), a company which designs and develops wireless position location technology. Under the agreement, SnapTrack will become a wholly owned subsidiary of QUALCOMM. QUALCOMM will pay approximately $1 billion in stock for the acquisition of SnapTrack. The final purchase price may differ based on the average trading price of QUALCOMM stock used to settle the transaction. Completion of the agreement, which is subject to regulatory approval and other customary closing conditions, is expected to occur in March, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended September 26, 1999 contained in the Company's 1999 Annual Report on Form 10-K.

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; the risk that the rate of growth in the CDMA subscriber population will decrease; risks associated with the scale-up, acceptance and operations of CDMA systems, including HDR technology; risks associated with component shortages and inventory balancing by customers; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of Globalstar; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; and risks associated with the timing and receipt of license fees and royalties; risk associated with international business activities; and risks related to customer receivables, as well as the other risks detailed in this Form 10-Q and in the Company's 1999 Annual Report on Form 10-K. The Company's consolidated financial data includes QPE and certain other consolidated subsidiaries of the Company.

OVERVIEW

   QUALCOMM is a leading provider of digital wireless communications products, technologies and services based on the Company's technology. The Company designs, develops, and markets CDMA chipsets and system software and designs, develops, manufactures, and markets CDMA subscriber products. The Company also licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company also has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services.

   The Company's CDMA technology has been adopted as an industry standard for digital cellular, Personal Communications Services ("PCS") and other wireless services. Wireless networks based on the Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in more than 35 countries around the world, with 27 countries already in commercial deployments. In December 1999, the CDMA Development Group ("CDG") reported that CDMA carriers now have over 41 million commercial subscribers worldwide as of September 1999.

   QUALCOMM continues to invest in research and development projects focused on improving current CDMA applications and products, developing and commercializing next generation CDMA technology and products, interfacing with other digital cellular standards, and developing and commercializing new leading edge CDMA HDR technology, products and services. The Company believes HDR will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber loop, cable, and satellite networks. HDR is designed to enable existing cdmaOne and future CDMA third-generation service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same access point.

   QUALCOMM has entered into a number of development and manufacturing contracts involving the Globalstar System. QUALCOMM's development agreement provides for the design and development of the ground communications stations, known as gateways, and user terminals of the Globalstar System. Since telephone systems using LEO satellites are a new commercial technology, demand for Globalstar's service is uncertain. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it will be unable to fund its operating costs or service its debt.

   The value of QUALCOMM's investment in and future business with Globalstar, as well as QUALCOMM's ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. See "Notes to Condensed Consolidated Financial Statements - Note 4 Investments in Other Entities."

   From time to time the Company considers strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in September 1998, the Company completed the spin-off of Leap Wireless and in May 1999, the Company completed the sale of its terrestrial CDMA wireless infrastructure business to Ericsson. In December 1999, the Company announced an agreement with Kyocera relating to the sale of its terrestrial-based phone business and in January 2000, the Company announced that it will acquire SnapTrack. The Company will continue to evaluate other potential strategic transactions and alternatives which management believes may enhance stockholder value. These additional potential transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. There can be no assurance that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value or will not adversely affect the Company's business or the trading price of our stock. Any such transaction may require the Company to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect the Company's business and financial results.

RECENT DEVELOPMENTS

   On November 24, 1999, the Company invested approximately $196 million in KT Freetel. See "Notes to Condensed Consolidated Financial Statements - Note 4 Investments in Other Entities."

   In December 1999, the Company effected a four-for-one stock split of its common stock. See "Item 4 Submission of Matters to a Vote of Security Holders."

   On December 22, 1999, QUALCOMM announced an agreement with Kyocera that will result in Kyocera's acquiring QUALCOMM's terrestrial-based wireless CDMA consumer phone business. See "Notes to Condensed Consolidated Financial Statements - Note 7 Disposition of Assets and Other Charges."

   On January 26, 2000, QUALCOMM announced that it will acquire SnapTrack. See "Notes to Condensed Consolidated Financial Statements - Note 11 Subsequent Event."

FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

   Total revenues for the first quarter of fiscal 2000 were $1,120 million compared to $941 million for the first quarter of fiscal 1999. Revenue growth for the first quarter of fiscal 2000 was primarily due to increased sales of CDMA chipsets and phone products, and significant growth in royalties, offset by the decrease in terrestrial CDMA wireless infrastructure product revenue as a result of the sale of this business in May 1999. Sales to one South Korean customer, Samsung Electronics Company, by QCT and QTL segments comprised 11% of total revenues in first quarter of fiscal 2000.

   The Company anticipates that shipments of its phone chips in the second quarter of fiscal 2000 may be lower than the first quarter of fiscal 2000 due to seasonal factors, inventory balancing by customers due to continued shortages of other phone components, and customers transitioning to next generation chips. In addition, the Company anticipates that shipments of its handsets in the second quarter of fiscal 2000 may be lower than the first quarter of fiscal 2000 due to the sale of this business in the quarter, as well as seasonal factors.

   Cost of revenues for the first quarter of fiscal 2000 was $649 million compared to $642 million for the first quarter of fiscal 1999. The decrease in cost of revenues as a percentage of revenues to 58% in the first quarter of fiscal 2000 from 68% in the first quarter of fiscal 1999 primarily reflects an increase in royalty revenue, a decrease in terrestrial CDMA wireless infrastructure cost as a result of the sale of this business in May 1999, and improved operational efficiencies.

   For the first quarter of fiscal 2000, research and development expenses were $83 million or 7% of revenues, compared to $100 million or 11% of revenues for the first quarter of fiscal 1999. The dollar and percent decreases were due to a decrease in terrestrial CDMA wireless infrastructure product research and development as a result of the sale of this business in May 1999, offset by increased chipset product initiatives and development of HDR products.

   For the first quarter of fiscal 2000, selling, general and administrative expenses were $102 million or 9% of revenues, compared to $121 million or 13% of revenues for the first quarter of fiscal 1999. The dollar and percent decreases from the first quarter of fiscal 1999 were due to a decrease in marketing expense for terrestrial CDMA wireless infrastructure products as a result of the sale of this business, offset by continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased patent and information technology expenses.

   Interest expense was $3 million for each of the first quarters of fiscal 2000 and 1999.

   Investment income, net was $36 million in the first quarter of fiscal 2000 compared to $7 million for the first quarter of fiscal 1999. The increase was largely due to the $1 billion in cash proceeds from a stock offering in July 1999, interest from finance receivables, higher interest rates, and a change in the estimate of amounts collectible under the Globalstar development contract. See "Notes to Condensed Consolidated Financial Statements - Note 4 Investment in Other Entities."

   Distributions on Trust Convertible Preferred Securities of $11 million for the first quarter of fiscal 2000 compared to $10 million for the first quarter of fiscal 1999 relate to the 5 3/4% Trust Convertible Preferred Securities outstanding. See "Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

   Income tax expense was $105 million for the first quarter of fiscal 2000 compared to $23 million for the first quarter of fiscal 1999, resulting primarily from higher pretax earnings and a higher effective tax rate for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The Company's income tax provisions for the first quarters of fiscal 2000 and 1999 reflect adjustments for the retroactive reinstatements of the R&D tax credit. Excluding the adjustments, the Company currently estimates its annual effective income tax rate to be approximately 38% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate is the result of higher earnings relative to the growth of R&D tax credits.

SEGMENT RESULTS FOR THE FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

   The following should be read in conjunction with the first quarter financial results of fiscal 2000 for each reporting segment. See "Notes to Condensed Consolidated Financial Statements - Note 10 Segment Information."

CDMA Technologies Segment ("QCT")

   The QCT segment is a major supplier of chipsets and software solutions to handset and infrastructure manufacturers. QCT helps manufacturers produce smaller and more affordable products by bringing new chipsets to the market with more functionality in a substantially smaller package size. QCT's CDMA ASIC products include Mobile Station Modem ("MSM") chips for telephone handsets, Cell Site Modem ("CSM") chips for infrastructure base stations and a number of related chips that make digital voice transmission and processing possible.

   QCT segment revenues for the first quarter of fiscal 2000 were $352 million compared to $193 million for the first quarter of fiscal 1999. Earnings before taxes for the first quarter of fiscal 2000 were $128 million compared to $64 million for the first quarter of fiscal 1999. Revenue and earnings before taxes growth was primarily due to increased customer demand for CDMA chipsets in the United States, Korea, and Japan and to new product releases. Over 14 million MSM chipsets were sold during the first quarter of fiscal 2000, contributing to the significant growth in both the revenue and earnings before tax. The Company anticipates that shipments of its phone chips in the second quarter of fiscal 2000 may be lower than the first quarter of fiscal 2000 due to seasonal factors, inventory balancing by customers due to continued shortages of other phone components, and customers transitioning to next generation chips.

Technology Licensing Segment ("QTL")

   QTL provides licenses to third parties related to the design, manufacture and sale of products using the Company's technologies.

   QTL segment revenues for the first quarter of fiscal 2000 were $178 million compared to $74 million for the first quarter of fiscal 1999. Earnings before taxes for the first quarter of fiscal 2000 were $163 million compared to $62 million for the first quarter of fiscal 1999. Revenue and earnings before taxes growth was primarily due to royalties paid from licensees resulting from an increase in worldwide demand for CDMA products.

Wireless Systems Segment ("QWS")

   QWS designs, manufactures, markets and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment, and services to transportation companies.

   QWS segment revenues for the first quarter of fiscal 2000 were $215 million compared to $300 million for the first quarter of fiscal 1999. Earnings before taxes for the first quarter of fiscal 2000 were $66 million compared to $15 million loss for the first quarter of fiscal 1999. Revenues decreased while earnings before taxes increased due to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business in May 1999 to

   Ericsson and the completion of production of Globalstar gateways, offset by OmniTRACS domestic unit demand from existing customers and increase in messaging revenue due to an increase in customer base.

Consumer Products Segment ("QCP")

   QCP designs, manufactures and markets wireless handsets and accessories using CDMA technology for use in mobile and fixed wireless networks.

   QCP segment revenues for the first quarter of fiscal 2000 were $442 million compared to $383 million for the first quarter of fiscal 1999. For the first quarter of fiscal 2000, QCP recorded a loss of $18 million compared to breaking even for the first quarter of fiscal 1999. Revenue growth was primarily due to an increase in demand for CDMA handsets and new product releases. Losses were a result of declining average sales prices per handset, which were not fully offset by decreases in related manufacturing cost. The Company anticipates that shipments of its handsets in the second quarter of fiscal 2000 may be lower than the first quarter of fiscal 2000 due to the sale of this business in the quarter, as well as seasonal factors.

   QUALCOMM has entered into an agreement with Kyocera that will result in Kyocera's acquiring QUALCOMM's terrestrial-based wireless CDMA consumer phone business. See "Notes to Condensed Consolidated Financial Statements - Note 7 Disposition of Assets and Other Charges."

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that its cash and cash equivalents and investments balances of $1,556 million at December 26, 1999, including interest earned thereon, will be used to fund its working and other capital requirements, including investments in other entities and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and facilities related to the expansion of the Company's operations. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. There can, however, be no assurance that additional financing will be available on acceptable terms or at all. In addition, the Company's credit facility places restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

   The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The facility expires in March 2001 and may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the facility. The facility includes certain restrictive financial and operating covenants. At December 26, 1999, there were no amounts or letters of credit issued or outstanding under the facility.

   In the first quarter of fiscal 2000, $81 million in cash was provided by operating activities, compared to $138 million used by operating activities in the first quarter of fiscal 1999. Cash provided by operating activities in the first quarter of fiscal 2000 includes $350 million of net cash flow provided by operations offset by $269 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income resulting from increased revenues and gross margins. Net working capital requirements of $269 million primarily reflect increases in accounts receivable, finance receivables, and other current assets. The increases in accounts and finance receivables in the first quarter of fiscal 2000 result from the continued growth in products and component sales and the deferral of contract payments under the development agreement with Globalstar.

   Investments in capital expenditures and other entities and issuance of notes receivable totaled $304 million in the first quarter of fiscal 2000, compared to $95 million in the first quarter of fiscal 1999. Significant components in first quarter of fiscal 2000 consisted of the purchase of $38 million of capital assets, the investment of $121 million in entities in which the Company holds less than a 50% interest, and the issuance of $146 million in notes receivable. The Company expects to continue making significant investments in capital assets, including new facilities and building improvements, and in other entities throughout fiscal 2000.

   In the first quarter of fiscal 2000, the Company's financing activities provided $42 million, including $31 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $12 million in net borrowing under bank lines of credit. In the first quarter of fiscal 1999, the Company's financing activities provided net cash of $144 million, including $8 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $137 million in net borrowing under bank lines of credit.

   The Company is finalizing negotiations with Globalstar which will result in the financing of current and future contract payments. See "Notes to Condensed Consolidated Financial Statements - Note 4 Investments in Other Entities."

   On October 29, 1999, the Company and Pegaso Telecomunicaciones ("Pegaso") executed a commitment letter, subject to Pegaso shareholder approval, in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The Company currently has guaranteed a $100 million facility that would be refinanced by the $250 million senior secured facility. The debt facilities are expected to have final maturities of seven to eight years.

   During the first quarter of fiscal 2000, 7,793,182 Trust Convertible Preferred Securities were converted into 42,906,040 shares of common stock. The conversions resulted in a $390 million reduction in the recorded obligation to Trust Convertible Preferred Securities holders. On January 6, 2000, the Company announced its intention to redeem its remaining 5,397,908 outstanding Trust Convertible Preferred Securities as of March 6, 2000. The redemption price is $51 per share plus accrued interest. The holders of the Trust Convertible Preferred Securities have the option to convert each such security into 5.5056 shares of the Company's common stock and 0.17205 shares of the common stock of Leap Wireless. The Company expects substantially all holders to convert the Trust Convertible Preferred Securities rather than allow redemption.

   Information regarding the Company's financial commitments at December 26, 1999 is provided in the Notes to the Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements - Note 2 Composition of Certain Balance Sheet Captions and Note 9 Commitments and Contingencies."

YEAR 2000

   The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of January 27, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

   The Company believes all its critical systems are Y2K ready. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties.

   Contingency plans are complete and will be implemented if required. Should a significant problem occur, the Company would revert to standard manual contingency procedures to continue operation until the problem is corrected.

   To date, the Company has spent an estimated $20 million on this Project. The funding for this Project comes from operations and working capital. The Company estimates the allocable time of employees using average hourly rates for each class of employee. None of the Company's other mission critical information projects has been delayed due to the implementation of the Y2K Project.

   The Company identified and fixed several Y2K system bugs. In addition, the Company received other benefits from the Y2K Project, including acceleration of the development of alternative sourcing for our supply base risk mitigation plans which are valid and beneficial to long term supply assurance, refinement of the Company's Disaster Recovery Plan, improvement of diagnostic procedures for core information technology services and asset management, and establishment of a more consistent computer desktop environment which should ultimately reduce support costs.

FUTURE ACCOUNTING REQUIREMENTS

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

MARKET RISK

   Discussion and analysis of the Company's market risks is described in the Company's 1999 Form 10-K. At December 26, 1999, there have been no other material changes to the market risks described at September 26, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements - Note 9 Commitments and Contingencies." The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 2, 1999, the Company's Board of Directors approved, subject to stockholders' approval, a four-for-one stock split of the Company's common stock and an increase in the number of authorized shares of common stock to three billion shares. The Board of Directors also authorized a special meeting of stockholders for the purposes of approving the stock split and the proposed share increase. The special stockholders meeting was held on December 20, 1999. Stockholders approved the stock split and the increase in the authorized number of shares. The stock was distributed on December 30, 1999 to stockholders of record on December 20, 1999.

   The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares from 300 million to three billion received the following votes:

   For:                121,573,417    73.69%
   Against:             22,601,301    13.69%
   Abstain:                983,472     0.60%
   Broker Non-votes:             0

   The foregoing proposal was approved and accordingly ratified.

   The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to effect a four-for-one stock split received the following votes:

   For:                141,553,720    85.80%
   Against:                124,730     0.08%
   Abstain:                526,807     0.32%
   Broker Non-votes:     2,952,933     1.78%

   The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


      2.2 Asset Purchase Agreement, among QUALCOMM Incorporated, KII Acquisition Company and Kyocera International, Inc., dated as of December 22, 1999. (1) (2)

      3.2     Certificate of Amendment of Restated Certificate of Incorporation.
              (3)

     10.21    Executive Retirement Matching Contribution Plan, as amended.

     27.0      Financial Data Schedule.


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

    (3) Previously filed as an exhibit to QUALCOMM's Current Report on Form 8-K dated December 20, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

    Report on Form 8-K dated December 20, 1999, containing information relating to the approval by QUALCOMM's stockholders of an amendment to QUALCOMM's Restated Certificate of Incorporation to effect a four-for-one stock split of the Common Stock and to increase the number of authorized shares of Common Stock.