Form 10-Q
period 2000-03-26
QUALCOMM INC/DE
filed 2000-04-26
CIK 804328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                    FORM 10-Q
                              -------------------

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended March 26, 2000

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

[Open]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

        The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 24, 2000:

                    Class                                    Number of Shares
   Common Stock; $0.0001 per share par value                   741,035,738

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUALCOMM Incorporated


                                -----------------------------------------------
                                            Anthony S. Thornley
                                         Executive Vice President
                                         & Chief Financial Officer

Dated: April 26, 2000

                              QUALCOMM INCORPORATED

                                      INDEX

                                                                                  Page
                                                                                  ----
          PART I. FINANCIAL INFORMATION
                Item 1. Condensed Consolidated Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets ................     4
                        Condensed Consolidated Statements of Income ..........     5
                        Condensed Consolidated Statements of Cash Flows ......     6
                        Notes to Condensed Consolidated Financial Statements..     7-17
                Item 2. Management's Discussion and Analysis of Results of
                        Operations and Financial Condition ...................     18-25

          PART II. OTHER INFORMATION..........................................     26
                Item 1. Legal Proceedings ....................................     26
                Item 2. Changes in Securities ................................     26
                Item 3. Defaults Upon Senior Securities ......................     26
                Item 4. Submission of Matters to a Vote of Security Holders ..     26
                Item 5. Other Information ....................................     26
                Item 6. Exhibits and Reports on Form 8-K .....................     26-27

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              QUALCOMM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                              MARCH 26,     SEPTEMBER 26,
                                                                2000            1999
                                                             -----------     -----------
Current Assets:
  Cash and cash equivalents                                  $   772,548     $   660,016
  Investments                                                    935,778         954,415
  Accounts receivable, net                                       659,297         883,640
  Finance receivables                                             23,597          26,377
  Inventories, net                                                77,902         257,941
  Other current assets                                           332,297         195,849
                                                             -----------     -----------
          Total current assets                                 2,801,419       2,978,238
Property, plant and equipment, net                               440,195         555,991
Investments                                                      318,566          70,495
Finance receivables, net                                         784,297         548,482
Goodwill, net                                                    942,293           1,833
Deferred income taxes                                            443,194         123,788
Other assets                                                     413,760         256,123
                                                             -----------     -----------
          Total assets                                       $ 6,143,724     $ 4,534,950
                                                             ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                   $   507,532     $   705,208
  Unearned revenue                                                81,617          56,070
  Bank lines of credit                                                 -         112,000
  Current portion of long-term debt                                  200           3,099
                                                             -----------     -----------
         Total current liabilities                               589,349         876,377
Long-term debt                                                       343             795
Other liabilities                                                 49,085          74,872
                                                             -----------     -----------
         Total liabilities                                       638,777         952,044
                                                             -----------     -----------
Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiaries                    45,695          51,596
                                                             -----------     -----------

Company-obligated mandatorily redeemable Trust
  Convertible Preferred  Securities of a subsidiary trust
  holding solely debt securities of the Company                        -         659,555
                                                             -----------     -----------

Stockholders' Equity:
  Preferred stock, $0.0001 par value                                   -               -
  Common stock, $0.0001 par value                                     74              65
  Paid-in capital                                              4,897,967       2,587,899
  Retained earnings                                              577,714         200,879
  Accumulated other comprehensive income (loss)                  (16,503)         82,912
                                                             -----------     -----------
       Total stockholders' equity                              5,459,252       2,871,755
                                                             -----------     -----------
       Total liabilities and stockholders' equity            $ 6,143,724     $ 4,534,950
                                                             ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   -----------------------------         ------------------------------
                                                    MARCH 26,          MARCH 28,          MARCH 26,          MARCH 28,
                                                      2000               1999               2000               1999
                                                   -----------        -----------        -----------        -----------
Revenues                                           $   727,741        $   932,395        $ 1,847,814        $ 1,873,618
                                                   -----------        -----------        -----------        -----------
Operating expenses:
  Cost of revenues                                     350,396            623,775            999,144          1,266,165
  Research and development                              90,153            102,713            173,557            203,075
  Selling, general and administrative                   97,398            104,592            199,174            224,813
  Amortization of goodwill and other
    acquisition-related intangible assets               20,536                302             20,608                604
  Purchased in-process technology                       60,030                  -             60,030                  -
  Other                                                 37,437             95,824             63,589             95,824
                                                   -----------        -----------        -----------        -----------
Total operating expenses                               655,950            927,206          1,516,102          1,790,481
                                                   -----------        -----------        -----------        -----------

Operating income                                        71,791              5,189            331,712             83,137

Interest expense                                        (1,213)            (5,459)            (3,886)            (8,774)
Investment income (expense), net                       333,749             (2,863)           369,996              3,887
Distributions on Trust Convertible
    Preferred Securities of subsidiary trust            (1,994)            (9,904)           (13,039)           (19,703)
Other                                                   (3,265)           (52,531)            (3,265)           (52,531)
                                                   -----------        -----------        -----------        -----------
Income (loss) before income taxes                      399,068            (65,568)           681,518              6,016
Income tax (expense) benefit                          (199,352)            22,948           (304,683)              (106)
                                                   -----------        -----------        -----------        -----------
Net income (loss)                                  $   199,716        $   (42,620)       $   376,835        $     5,910
                                                   ===========        ===========        ===========        ===========

Net earnings (loss) per common share:
   Basic                                           $      0.28        $     (0.07)       $      0.55        $      0.01
                                                   ===========        ===========        ===========        ===========
   Diluted                                         $      0.25        $     (0.07)       $      0.48        $      0.01
                                                   ===========        ===========        ===========        ===========
Shares used in per share calculations:
   Basic                                               716,818            578,457            690,702            572,118
                                                   ===========        ===========        ===========        ===========
   Diluted                                             801,388            578,457            796,107            586,103
                                                   ===========        ===========        ===========        ===========

            See Notes to Condensed Consolidated Financial Statements.

                              QUALCOMM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                         -------------------------
                                                                         MARCH 26,       MARCH 28,
                                                                           2000            1999
                                                                         ---------       ---------
OPERATING ACTIVITIES:
  Net income                                                             $ 376,835       $   5,910
  Depreciation and amortization                                             81,394          86,719
  Purchased in-process technology                                           60,030               -
  Restructuring, impairments and other non-cash charges and credits         73,673         152,684
  Gain on sale of available-for-sale securities                           (270,061)         (5,663)
  Minority interest in income of consolidated subsidiaries                   3,614           6,543
  Equity in losses of investees                                              5,614           5,995
  Deferred income tax provision (benefit)                                  276,666         (45,178)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable, net                                               180,890        (207,641)
    Finance receivables, net                                              (230,035)        (68,030)
    Inventories                                                            (55,365)        126,024
    Other current assets                                                   (46,631)        (24,944)
    Accounts payable and accrued liabilities                              (144,182)         (4,868)
    Unearned revenue                                                        23,210          (4,265)
                                                                         ---------       ---------
Net cash provided by operating activities                                  335,652          23,286
                                                                         ---------       ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                    (115,104)        (95,048)
  Purchases of available-for-sale securities                              (964,823)              -
  Maturities of available-for-sale investments                             436,249               -
  Proceeds from sale of available-for-sale securities                      353,679           7,163
  Purchases of held-to-maturity investments                               (607,996)        (15,894)
  Maturities of held-to-maturity investments                               652,330          59,977
  Issuance of notes receivable                                            (199,021)        (55,374)
  Collection of notes receivable                                           228,763          22,475
  Proceeds from sale of business                                           216,144               -
  Business acquisitions and investments in other entities                 (189,633)         (9,939)
  Other items, net                                                          (6,488)          3,000
                                                                         ---------       ---------
Net cash used by investing activities                                     (195,900)        (83,640)
                                                                         ---------       ---------
FINANCING ACTIVITIES:
  Net reduction in borrowings under bank lines of credit                  (112,000)        (87,000)
  Net proceeds from issuance of common stock                                85,059         105,961
  Other items, net                                                          (3,458)         (1,824)
                                                                         ---------       ---------
Net cash (used) provided by financing activities                           (30,399)         17,137
                                                                         ---------       ---------
Effect of exchange rate changes on cash                                      3,179         (11,376)
                                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       112,532         (54,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           660,016         175,846
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 772,548       $ 121,253
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

   In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary to provide a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

   Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and the potential dilutive effect for the period prior to conversion of shares issuable upon conversion of Trust Convertible Preferred Securities, determined on an if-converted basis, as follows (in thousands):

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               -------------------------      --------------------------
                                               MARCH 26,       MARCH 28,      MARCH 26,        MARCH 28,
                                                 2000            1999           2000             1999
                                               ---------       ---------      ---------        ---------
Options                                          69,727             -           69,177           13,985
Trust Convertible Preferred Securities           14,843             -           36,229                -
                                                -------          ----          -------          -------
                                                 84,570             -          105,406           13,985
                                                =======          ====          =======          =======

   Options outstanding during the three months ended March 26, 2000 and March 28, 1999 to purchase approximately 70,000 shares and 617,000 shares of common stock, respectively, and options outstanding during the six months ended March 26, 2000 and March 28, 1999 to purchase approximately 945,000 and 26,864,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. In addition, diluted shares for the three months ended March 28, 1999 exclude approximately 44,116,000 additional common shares issuable upon exercise of outstanding stock options that were anti-dilutive because of the net loss during that period. Net income in the computation of diluted EPS for the three and six month periods ended March 26, 2000 is increased by $1 million and $7 million, respectively, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The inclusion of additional common shares assuming the conversion of the Trust Convertible Preferred Securities for the three and six month periods ended March 28, 1999 would have been anti-dilutive.

   During the first and second quarters of fiscal 2000 approximately 7,793,000 and 5,398,000 Trust Convertible Preferred Securities were converted into approximately 42,906,000 and 29,716,000 shares of common stock, respectively. All Trust Convertible Preferred Securities have been converted into common stock.

   The Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive income (loss), which is comprised of net income and other comprehensive loss, amounted to approximately $69 million and ($72) million for the three months ended March 26, 2000 and March 28, 1999, respectively, and $277 million and ($24) million for the six months ended March 26, 2000 and March 28, 1999, respectively. Components of other comprehensive loss consist of the following (in thousands):

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        -------------------------           ------------------------
                                                        MARCH 26,       MARCH 28,           MARCH 26,      MARCH 28,
                                                           2000            1999                2000            1999
                                                        ---------       ---------           ---------      ---------
Foreign currency translation                            $   7,002       $ (29,298)          $   6,136      $ (29,701)
Change in unrealized gain on securities,
   net of income taxes                                     22,892               -              56,239              -
Reclassification adjustment for gains
   included in net income, net of income taxes           (160,139)              -            (161,790              -
                                                        ---------       ---------           ---------      ---------
                                                        $(130,245)      $ (29,298)          $ (99,415      $ (29,701)
                                                        =========       =========           =========      =========

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 for fiscal 2000. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

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

NOTE 2 - ACQUISITIONS

SnapTrack, Inc.

   On March 1, 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. ("SnapTrack"), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issuable to effect the purchase, the value of vested and unvested options and warrants assumed at the closing date and estimated transaction costs of $2 million. The preliminary allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities and an independent appraisal of intangible assets, reflects acquired goodwill of $948 million, other intangible assets of $34 million and purchased in-process technology of $60 million. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of four years. These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's Current Report on Form 8-K/A, which was filed with the SEC on April 11, 2000.

   Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of in-process technology was calculated by identifying research projects in areas for which technological feasibility has not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

   The condensed consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of SnapTrack had been made at the beginning of the periods presented, are as follows (in thousands):

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              --------------------------------       --------------------------------
                                                MARCH 26,          MARCH 28,           MARCH 26,          MARCH 28,
                                                   2000               1999                2000               1999
                                              -------------      -------------       -------------      -------------
Revenues                                      $     727,761      $     932,395       $   1,848,153      $   1,873,634
                                              -------------      -------------       -------------      -------------
Net income (loss)                             $     154,515      $    (104,198)      $     268,549      $    (117,882)
                                              =============      =============       =============      =============
Basic earnings (loss) per common share        $        0.21      $       (0.18)      $        0.39      $       (0.20)
                                              =============      =============       =============      =============
Diluted earnings (loss) per common share      $        0.19      $       (0.18)      $        0.34      $       (0.20)
                                              =============      =============       =============      =============

   These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Technology Development Group of Tellit Communications Ltd.

   On February 25, 2000, the Company purchased the Technology Development Group of Tellit Communications Limited ("Tellit"), a U.K.-based company. The initial purchase price of $13 million was paid in cash. An additional $9 million in consideration is payable in cash through March 31, 2001 if certain performance and other milestones are reached. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill of $11 million, assembled workforce of $1 million, and net tangible assets of $1 million. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and assembled workforce are amortized on a straight-line basis over their estimated useful lives of three years. The condensed consolidated financial statements include the operating results of the new QUALCOMM subsidiary formed to purchase the Technology Development Group from Tellit from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

NOTE 3 - COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

   Accounts receivable, net are comprised as follows (in thousands):

                                                       MARCH 26,        SEPTEMBER 26,
                                                         2000              1999
                                                       --------          --------
Trade, net of allowance for doubtful accounts
   of $14,699 and $22,276, respectively                $489,944          $674,211
Long-term contracts:
   Billed                                                98,452           128,208
   Unbilled                                              67,605            69,409
Other                                                     3,296            11,812
                                                       --------          --------
                                                       $659,297          $883,640
                                                       ========          ========

   Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

   Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access ("CDMA") customers of Telefonaktiebolaget LM Ericsson ("Ericsson") (Note 9) with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables are comprised as follows (in thousands):

                                             MARCH 26,         SEPTEMBER 26,
                                               2000                1999
                                             ---------           ---------
Finance receivables                          $ 818,513           $ 585,482
Allowance for doubtful receivables             (10,619)            (10,623)
                                             ---------           ---------
                                               807,894             574,859
Current maturities                              23,597              26,377
                                             ---------           ---------
Noncurrent finance receivables, net          $ 784,297           $ 548,482
                                             =========           =========

   At March 26, 2000, commitments to extend long-term financing to CDMA customers of Ericsson (Note 9) totaled approximately $306 million, which the Company expects to fund over the next five years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such sales. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

   Inventories are comprised as follows (in thousands):

                                             MARCH 26,         SEPTEMBER 26,
                                               2000                1999
                                             ---------           ---------
   Raw materials                             $  19,054           $ 161,481
   Work-in-process                               6,811              51,003
   Finished goods                               52,037              45,457
                                             ---------           ---------
                                             $  77,902           $ 257,941
                                             =========           =========

NOTE 4 - INVESTMENTS

   In February 2000, the Company purchased 308,000 units of Leap Wireless International Inc.'s ("Leap Wireless") senior discount notes with warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5%. The warrants are detachable after six months and entitle each holder to 2.503 common shares per unit held. The exercise price is $96.80 per share. The carrying value of the senior discount notes with warrants is $159 million at March 26, 2000. Leap Wireless used $227 million of the proceeds from the issuance of senior discount notes and senior notes to pay down its credit facility with QUALCOMM. The credit facility was cancelled in the second quarter of fiscal 2000.

NOTE 5 - INVESTMENT INCOME (EXPENSE), NET

   Investment income (expense) is comprised as follows (in thousands):

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                              --------------------------        --------------------------
                                              MARCH 26,        MARCH 28,        MARCH 26,        MARCH 28,
                                                2000             1999             2000             1999
                                              ---------        ---------        ---------        ---------
Interest income                               $  67,605        $   8,229        $ 109,163        $  14,035
Realized gains on marketable securities         267,487                -          270,061            5,663
Loss on cancellation of warrants                      -           (3,273)               -           (3,273)
Minority interest in income of
   consolidated subsidiaries                       (300)          (2,845)          (3,614)          (6,543)
Equity in losses of investees                    (1,043)          (4,974)          (5,614)          (5,995)
                                              ---------        ---------        ---------        ---------
                                              $ 333,749        $  (2,863)       $ 369,996        $   3,887
                                              =========        =========        =========        =========

NOTE 6 - INVESTMENTS IN OTHER ENTITIES

Globalstar L.P.

   Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.2% partnership interest in Globalstar L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-Earth-orbit ("LEO") satellite system utilizing CDMA technology ("the Globalstar System").

   At March 26, 2000 and September 26, 1999, $472 million and $349 million in interest bearing financed amounts and $149 million and $171 million in accounts receivable, including $56 million and $59 million in unbilled receivables, were outstanding from Globalstar, respectively. In March 2000, the Company reached an agreement with Globalstar to finance current and future contract payments. Such financing will be interest bearing and payable in quarterly installments beginning January 15, 2001 through August 15, 2003. As a result of the agreement, the Company changed its estimate of amounts collectible under Globalstar contracts and recorded previously unrecognized interest income of $4 million during the second quarter of fiscal 2000 and previously unrecognized revenue of $8 million and interest income of $10 million during the first six months of fiscal 2000. At March 26, 2000, $70 million in future contract payments are expected to be eligible for financing under the financing agreement with Globalstar.

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

Ignition, LLC

   In March 2000, the Company purchased 42 million Series B Preferred units, representing an approximate 13% undiluted interest, in Ignition, LLC ("Ignition"), a venture firm formed to fund, mentor and build wireless Internet start-up companies. The Company also received a warrant to purchase four million common units at $0.46 per unit. The Company made an initial capital contribution of $8 million and will be required to provide $34 million in additional equity contributions over five years. The Company accounts for its investment in Ignition under the equity method.

Other Investments

   The Company has entered into strategic alliances with domestic and international emerging wireless telecommunications operating companies. These alliances often involve investment by QUALCOMM of capital in these operating companies. Funding commitments related to these investments total $93 million at March 26, 2000, which the Company expects to fund over three years. Such commitments are subject to the operating companies meeting certain conditions; actual equity funding may be in lesser amounts.

NOTE 7 - BANK LINE OF CREDIT

   The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The credit facility expires in March 2001. The facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the credit facility. The credit facility includes certain restrictive financial and operating covenants. At March 26, 2000, there were no amounts or letters of credit issued or outstanding under the credit facility.

NOTE 8 - RESTRUCTURING

   During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan, and the Company recorded charges to operations of $15 million during the second quarter of fiscal 1999, including $10 million in employee termination costs, $3 million in asset impairments and $1 million in estimated net losses on subleases or lease cancellation penalties. The activities related to the restructuring have been completed. The following table presents the rollforward from the initial provision during the second quarter of fiscal 1999 to March 26, 2000 (in thousands):

                                                                       MARCH 26,
                                   PROVISIONS         DEDUCTIONS         2000
                                 --------------    ---------------   --------------
Employee termination costs          $ 10,162          $(10,162)         $      -
Facility exit costs                    4,397            (4,397)         $      -
                                    --------          --------          --------
Total                               $ 14,559          $(14,559)         $      -
                                    ========          ========          ========

NOTE 9 - DISPOSITION OF ASSETS AND OTHER CHARGES

   In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera Corporation ("Kyocera"). Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA chipsets and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $216 million in cash on February 22, 2000. Total consideration to be paid will be based on a final determination of the value of the net assets actually sold. At March 26, 2000, approximately $33 million in net assets held for sale to Kyocera in connection with the pending sale of certain foreign business operations and assets is included in other current assets.

   As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary, that has a substantial number of employees from QUALCOMM Consumer Products business, to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. Selected employees of QUALCOMM Personal Electronics ("QPE"), a 51% owned consolidated subsidiary of the company and manufacturer of phones for QUALCOMM, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. The Company anticipates that remaining QPE manufacturing assets will be liquidated. QUALCOMM recorded $56 million and $83 million in charges during the three months and six months ended March 26, 2000, respectively, to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs.

   In May 1999, the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Ericsson and entered into various license and settlement agreements with Ericsson. Ericsson has notified the Company that it is disputing the purchase price (Note 11). Pursuant to the Company's agreement with Ericsson, the Company has and will extend financing for possible future sales by Ericsson of infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson (Note
3).

NOTE 10 - INCOME TAXES

   The Company currently estimates its annual effective income tax rate to be approximately 45% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate for fiscal 2000 is primarily a result of higher pretax earnings, non-deductible charges for purchased in-process technology and amortization of goodwill.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

   On March 5, 1997, the Company filed a complaint against Motorola, Inc. ("Motorola"). The complaint was filed in response to allegations by Motorola that the Company's then, recently announced, Q Phone infringes design and utility patents held by Motorola as well as trade dress and common law rights relating to the appearance of certain Motorola wireless telephone products. The complaint denied such allegations and sought a judicial declaration that the Company's products do not infringe any patents held by Motorola. On March 10, 1997, Motorola filed a complaint against the Company alleging claims based primarily on the above-alleged infringement. In 1997 and 1999, Motorola and the Company filed additional claims and counterclaims for patent infringement and related causes of action, all of which were consolidated for pretrial proceedings in the United States District Court in San Diego.

   On March 23, 2000, the Company and Motorola entered into an agreement to settle all of their outstanding litigation by dismissing all claims and counterclaims in the lawsuits. No payments were made in consideration for the dismissals. In addition, the Company and Motorola agreed to a three-year moratorium on patent infringement lawsuits with respect to each company's CDMA subscriber products, network equipment, chipsets and test equipment. Under the settlement, the Company and Motorola agreed to leave unmodified the financial terms of their original 1990 royalty-bearing license agreement for CDMA applications that covered certain patents filed before July 3, 1995 and extended their cross-licenses to include certain patents after that date. The licenses granted by Motorola to the Company under the 1990 agreements for subscriber and infrastructure products were terminated since the Company has since sold its subscriber and infrastructure businesses. The new accord covers certain patents filed after July 3, 1995 and licenses patents for CDMA standards. Motorola will pay royalties to the Company at rates that are generally paid by the industry to the Company for using newly licensed patents, including patents of the Company that had been at issue in the lawsuits, for CDMA subscriber products across all licensed CDMA standards.

   On or about June 5, 1997, Elisra Electronic Systems Ltd. ("Elisra") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement ("DSA") entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, and post-hearing briefs have been filed. Oral argument on the liability phase is currently scheduled for May 31, 2000. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit and will vigorously defend against the claims.

   On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement ("JDA") dated April 30, 1992, between ETRI and the Company. In the Request, ETRI alleged that the Company breached certain provisions of the JDA and sought monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. In accordance with the JDA, the arbitration will take place in San Diego. The arbitration hearing is scheduled to commence July 5, 2000. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

   On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company whom, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class filed a Second Amended Complaint, including substantially the same allegations as the First Amended Complaint, on November 1, 1999. On March 10, 2000, counsel for plaintiffs and QUALCOMM filed a Stipulation of Settlement with the court that would allocate a settlement payment of $9 million, which will be funded by third parties, to all plaintiffs who do not elect to opt out of the settlement on or before April 17, 2000. QUALCOMM has the right to void the settlement if the number of employees electing to opt out exceeds a certain number, based upon the number of unvested stock options held by the employees at the time their employment with QUALCOMM terminated. To date, the number of employees electing to opt out has exceeded the limit, giving the Company the right to elect to void the settlement prior to the approval of the settlement by the court, however the Company has not yet given notice of its election to accept or void the settlement. A settlement hearing has been set for April 28, 2000, in which the Court shall consider the proposed stipulation of settlement. Although there can be no assurance that the court will approve the Stipulation of Settlement, or that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

   QUALCOMM and Ericsson are currently participating in an arbitration in which Ericsson is disputing the determination of the purchase price under the asset purchase agreement pursuant to which Ericsson acquired certain assets related to the Company's terrestrial wireless infrastructure business in May 1999. QUALCOMM has also received notice from Ericsson that Ericsson intends to assert claims for indemnification under the subject asset purchase agreement. QUALCOMM and Ericsson are having on-going discussions aimed at potentially resolving these claims. In the event the parties are unable to otherwise resolve these claims, the pending arbitration with respect to the purchase price determination shall continue to proceed forward and Ericsson's claims for indemnification will be subject to resolution pursuant to the dispute resolution procedures set forth in the asset purchase agreement. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend them.

   On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for their general release of claims against the company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code ss. 200, violation of Labor Code ss. 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

   The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

Letters of Credit and Financial Guarantees

   The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar (Note 6) borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of March 26, 2000, Globalstar had no borrowings outstanding under the existing bank financing agreement.

   In addition to the letter of credit on behalf of Globalstar, the Company has $22 million of letters of credit and $200 million of other financial guarantees outstanding as of March 26, 2000, none of which are collateralized.

Metrosvyaz Ltd.

   In September 1999, the Company recorded $51 million in charges to reflect the impairment of assets related to Metrosvyaz Ltd. ("Metrosvyaz"), a company formed to develop and manage investments in wireless operating companies in Russia, as a result of Leap Wireless' announcement of its intention to withdraw its support for Metrosvyaz. In February 2000, as a result of ongoing discussions and QUALCOMM's continued interest in promoting CDMA in Russia, the Company signed a Memorandum of Understanding ("MOU") with Metrosvyaz, pursuant to which, the Company advanced $6 million under a previously existing loan facility. The amount advanced was deemed to be nonrecoverable, and the $6 million charge was recorded as other non-operating expense. The MOU provides specific milestones that Metrosvyaz and its investors must meet to obtain an additional $10 million in funding. If the additional funding occurs, QUALCOMM will receive a right to obtain a 35% interest in Metrosvyaz if certain performance goals are met. The Company also has a commitment to provide approximately $30 million in vendor financing to Metrosvyaz related to potential future sales made by Ericsson to Metrosvyaz (Note 3).

NOTE 12 - SEGMENT INFORMATION

   The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies ("QCT") designs and supplies chipsets and software solutions to handset and infrastructure manufacturers; QUALCOMM Technology Licensing ("QTL") licenses third parties to design, manufacture, and sell products incorporating the Company's technologies; and QUALCOMM Wireless Systems ("QWS") designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment, QUALCOMM Consumer Products ("QCP"), to Kyocera in February 2000 (Note 9).

   The table below presents revenues and earnings before taxes ("EBT") for reported segments (in thousands):

                                                                           RECONCILING
                                 QCT             QTL            QWS           ITEMS            TOTAL
                             ------------   ------------   ------------   --------------   --------------
For the three months ended:
March 26, 2000
 Revenues                    $   279,186    $   167,652    $   188,302     $    92,601     $   727,741
 EBT                              89,977        150,423         83,034          75,634         399,068
March 28, 1999
 Revenues                    $   263,411    $   106,476    $   202,781     $   359,727     $   932,395
 EBT                             109,006         93,771        (24,200)       (244,145)        (65,568)

For the six months ended:
March 26, 2000
 Revenues                    $   631,581    $   345,197    $   403,266     $   467,770     $ 1,847,814
 EBT                             217,667        313,013        149,181           1,657         681,518
March 28, 1999
 Revenues                    $   456,726    $   180,542    $   502,862     $   733,488     $ 1,873,618
 EBT                             172,930        156,067        (39,075)       (283,906)          6,016

   Reconciling items in the above table are comprised as follows (in thousands):

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   --------------------------        --------------------------
                                                   MARCH 26,        MARCH 28,        MARCH 26,       MARCH 28,
                                                      2000             1999             2000             1999
                                                   ---------        ---------        ---------        ---------
REVENUES
Revenues from external customers of
   QCP segment sold                                $ 100,492        $ 325,224        $ 541,856        $ 694,759
Elimination of intersegment revenue                  (41,951)         (79,365)        (142,055)        (166,086)
Other products                                        34,060          113,868           67,969          204,815
                                                   ---------        ---------        ---------        ---------
  Reconciling items                                $  92,601        $ 359,727        $ 467,770        $ 733,488
                                                   =========        =========        =========        =========

EARNINGS BEFORE INCOME TAXES
Unallocated corporate expenses                     $(155,750)       $(162,365)       $(183,320)       $(157,814)
EBT of QCP segment sold                              (62,676)         (30,645)         (80,222)         (30,775)
Unallocated investment income (expense), net         299,577           (1,549)         325,608            7,175
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust            (1,994)          (9,904)         (13,039)         (19,703)
Intracompany profit                                  (10,548)         (31,042)         (42,453)         (65,828)
Other                                                  7,025           (8,640)          (4,917)         (16,961)
                                                   ---------        ---------        ---------        ---------
  Reconciling items                                $  75,634        $(244,145)       $   1,657        $(283,906)
                                                   =========        =========        =========        =========

    Unallocated corporate expenses during the three months and six months ended March 26, 2000 include $56 million and $83 million, respectively, related to the sale of the terrestrial-based CDMA phone business, $60 million for in-process technology related to the SnapTrack acquisition, and $21 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses include $166 million for the three months and six months ended March 28, 1999 related to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business and restructuring charges.

   Revenues from external customers and intersegment revenues are as follows (in thousands):

                                         QCT           QTL           QWS
                                      --------      --------      --------
FOR THE THREE MONTHS ENDED:
MARCH 26, 2000
Revenues from external customers      $257,794      $150,575      $184,820
Intersegment revenues                   21,392        17,077         3,482
MARCH 28, 1999
Revenues from external customers      $211,003      $ 80,739      $201,561
Intersegment revenues                   52,408        25,737         1,220

FOR THE SIX MONTHS ENDED:
MARCH 26, 2000
Revenues from external customers      $543,769      $294,436      $399,784
Intersegment revenues                   87,812        50,761         3,482
MARCH 28, 1999
Revenues from external customers      $350,769      $130,960      $492,315
Intersegment revenues                  105,957        49,582        10,547

   Segment assets were presented in the Company's 1999 Annual Report on Form 10-K. QWS segment assets increased to $1,107 million at March 26, 2000 from $868 million at September 26, 1999, principally as a result of the financing of Globalstar contract payments (Note 6) and capitalized interest on other finance receivables.

Note 13 - Subsequent Event

   In April 2000, the Company purchased 11,499,627 shares of the common stock of NetZero, Inc. ("NetZero"), representing a 9.9% interest, for $144 million in cash. NetZero is a publicly-traded company that provides Internet access and services to consumers and on-line direct marketing services to advertisers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 26, 1999 contained in the Company's 1999 Annual Report on Form 10-K.

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; risk that the rate of growth in the CDMA subscriber base will decrease; risks associated with the scale-up, acceptance and operations of CDMA systems, including HDR technology; risks associated with component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of the Globalstar business; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with the timing and receipt of license fees and royalties; risk associated with international business activities; and risks related to accounts receivable and finance receivables, as well as the other risks detailed in this section, "Liquidity and Capital Resources," and in the Company's 1999 Annual Report on Form 10-K. The Company's consolidated financial data includes QPE and certain other consolidated subsidiaries of the Company.

OVERVIEW

   QUALCOMM is a leading provider of digital wireless communications products, technologies and services based on the Company's technology. The Company designs, develops, and markets CDMA chipsets and system software. The Company also licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company also has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services. The Company also recently announced a new business model for the Company's Eudora e-mail software product. The Company will provide the Eudora e-mail software to users for free and generate revenues from sponsor advertising within the program.

   The Company is increasing its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. The Company generally invests in start-up companies that have developed or are developing innovative technologies for the wireless industry, venture firms that invest in similar start-up companies and CDMA carrier companies.

   The Company's CDMA technology has been adopted as an industry standard for digital cellular, Personal Communications Services and other wireless services. Wireless networks based on the Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in more than 35 countries around the world, with 27 countries already in commercial deployments. In February 2000, the CDMA Development Group reported that CDMA carriers now have over 50 million commercial subscribers worldwide as of December 1999, a growth of 118% in one year.

   QUALCOMM continues to invest in research and development projects focused on improving current CDMA applications and products, developing and commercializing next generation CDMA technology and products, interfacing with other digital cellular standards, and developing and commercializing new leading edge HDR technology, products and services. The Company believes HDR will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber loop, cable, and satellite networks. HDR is designed to enable existing wireless operators and future CDMA third-generation service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same base station. The Company is developing a Digital Cinema System which will combine QUALCOMM's expertise in advanced image compression, electronic security, network management, integrated circuit design and satellite communications to provide a complete electronic delivery system to support the motion picture industry. QUALCOMM is also marketing its system and technology to the motion picture industry and participating in the industry-wide standards setting process.

   QUALCOMM has entered into a number of development and manufacturing contracts involving the Globalstar System. QUALCOMM's development agreement provides for the design and development of the ground communications stations, known as gateways, and user terminals of the Globalstar System. Since telephone systems using LEO satellites are a new commercial technology, demand for Globalstar's service is uncertain. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it might be unable to fund its operating costs or service its debt.

   The value of QUALCOMM's investment in and future business with Globalstar, as well as QUALCOMM's ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. See "Notes to Condensed Consolidated Financial Statements - Note 6 - Investments in Other Entities."

RECENT DEVELOPMENTS

   In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business (the former QCP operating segment) to Kyocera. See "Notes to Condensed Consolidated Financial Statements - Note 9 - Disposition of Assets and Other Charges."

   On February 25, 2000, the Company purchased the Technology Development Group of Tellit Communications Limited, a U.K.-based company. The initial purchase price of $13 million was paid in cash. An additional $9 million in consideration is payable in cash through March 31, 2001 if certain performance and other milestones are reached. See "Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions."

   On March 1, 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, a developer of wireless position location technology, in a transaction accounted for as a purchase. See "Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions."

   In March 2000, the Company purchased 42 million Series B Preferred units, representing an approximate 13% undiluted interest, in Ignition, a venture firm formed to fund, mentor and build wireless Internet start-up companies. The Company made an initial capital contribution of $8 million and will be required to provide $34 million in additional equity contributions. See "Notes to Condensed Consolidated Financial Statements - Note 6 Investments in Other Entities."

   In April 2000, the Company purchased 11,499,627 shares of the common stock of NetZero, representing a 9.9% interest, for $144 million in cash. See "Notes to Condensed Consolidated Financial Statements - Note 13 - Subsequent Event."

SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

   Total revenues for the second quarter of fiscal 2000 were $728 million compared to $932 million for the second quarter of fiscal 1999. The decrease in revenue for the second quarter of fiscal 2000 was primarily due to a decrease in the terrestrial-based CDMA wireless consumer phone product revenue as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product revenue related to the sale of this business in May 1999, and a decrease in average selling prices of chipsets, offset by increases in royalty revenues and CDMA chipset shipments.

   The Company's shipments of its chipsets in the second quarter of fiscal 2000 were lower than the first quarter of fiscal 2000 due to seasonal factors, inventory balancing by customers due to continued shortages of other phone components, and customers transitioning to next generation chips.

   Cost of revenues for the second quarter of fiscal 2000 was $350 million compared to $624 million for the second quarter of fiscal 1999. The dollar decrease was primarily due to a decrease in the terrestrial-based CDMA consumer product phone costs as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product costs related to the sale of this business in May 1999, and a reduction in the unit cost of chipsets, offset by an increase in CDMA chipsets unit volume. Cost of revenues decreased as a percentage of revenues to 48% in the second quarter of fiscal 2000 from 67% in the second quarter of fiscal 1999. This is primarily due to higher revenues from high margin chipsets and software, royalties and OmniTRACS, offset by lower revenues from lower gross margin CDMA terrestrial-based phones and infrastructure. During second quarter of fiscal 2000, cost of revenues included $19 million in charges related to the sale of the terrestrial-based CDMA consumer phone business, as compared to $10 million for the same period in fiscal 1999 related to the sale of the wireless infrastructure product business.

   For the second quarter of fiscal 2000, research and development expenses were $90 million or 12% of revenues, compared to $103 million or 11% of revenues for the second quarter of fiscal 1999. The dollar decrease was due to a decrease in terrestrial-based CDMA consumer phone product research and development as a result of the sale of this business in February 2000 and a decrease in terrestrial CDMA wireless infrastructure product research and development related to the sale of this business in May 1999, offset by increased chipset product initiatives and software development efforts and new HDR products.

   For the second quarter of fiscal 2000, selling, general and administrative expenses were $97 million or 13% of revenues, compared to $105 million or 11% of revenues for the second quarter of fiscal 1999. The dollar decrease from the second quarter of fiscal 1999 was due to a decrease in marketing costs in terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000, and a decrease in selling, general and administrative expenses for terrestrial CDMA wireless infrastructure products as a result of the sale of this business in May 1999, partially offset by continued growth in personnel and associated overhead expenses necessary to support growth in other business operations, and increased patent, litigation, employer payroll tax on employee non-qualified stock option exercises and public reporting expenses.

   Amortization of goodwill and other acquisition-related intangible assets increased to $21 million for the second quarter of fiscal 2000 compared to $0.3 million for the second quarter of fiscal 1999, primarily due to the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements - Note 2
- Acquisitions."

   Purchased in-process technology of $60 million in the second quarter of fiscal 2000 resulted from the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions."

   For the second quarter of fiscal 2000, other operating expenses were $37 million, compared to $96 million in the second quarter of fiscal 1999. Other operating expenses during the second quarter of fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs. During the second quarter of fiscal 1999, the Company recorded a $15 million restructuring charge and $81 million in charges relating to the sale of the terrestrial CDMA wireless infrastructure business to Ericsson. See "Notes to Condensed Consolidated Financial Statements - Note 9 Disposition of Assets and Other Charges."

   Interest expense was $1 million for the second quarter of fiscal 2000, compared to $5 million for the second quarter of fiscal 1999. The decrease was due to the payoff and cancellation of the QPE bank lines of credit in February 2000.

   Net investment income was $334 million in the second quarter of fiscal 2000 compared to a $3 million expense, net for the second quarter of fiscal 1999. The increase was primarily due to a $267 million realized gain on the sale of marketable securities, interest earned on the $1 billion in cash proceeds from a stock offering in July 1999 and cash provided by operating activities, interest earned on Globalstar finance receivables and changes in the estimate of amounts collectible under the Globalstar contracts. See "Notes to Condensed Consolidated Financial Statements - Note 6 - Investments in Other Entities."

   Distributions on Trust Convertible Preferred Securities decreased to $2 million for the second quarter of fiscal 2000 compared to $10 million for the second quarter of fiscal 1999 as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   During the second quarter of fiscal 2000, the Company recorded $3 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz (see "Notes to Condensed Consolidated Financial Statements - Note 11 Commitments and Contingencies"), offset by a $3 million release of reserves as a result of a settlement related to a non-operating liability. During the second quarter of fiscal 1999, the Company recorded $53 million in non-operating charges, including $37 million related to the Ericsson transaction and $15 million related to the write-off of non-operating assets.

   Income tax expense was $199 million for the second quarter of fiscal 2000 compared to a tax benefit of $23 million for the second quarter of fiscal 1999. The annual effective tax rate is currently estimated to be 45% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate is primarily a result of higher pretax earnings, non-deductible charges for purchased in-process technology and amortization of goodwill.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO FIRST SIX MONTHS OF FISCAL 1999

   Total revenues for the first six months of fiscal 2000 were $1,848 million compared to $1,874 million for the first six months of fiscal 1999. The decrease in revenue for the first six months of fiscal 2000 was primarily due to a decrease in the terrestrial-based CDMA consumer product revenue as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product revenue related to the sale of this business in May 1999 and a decrease in average selling prices of chipsets, offset by significant increases in royalty revenues and in sales of CDMA chipsets. Revenue from one South Korean customer, Samsung Electronics Company, by the QCT and QTL segments comprised 10% of total revenues in the first six months of fiscal 2000.

   Cost of revenues for the first six months of fiscal 2000 was $999 million compared to $1,266 million for the first six months of fiscal 1999. The dollar decrease was primarily due to a decrease in the terrestrial-based CDMA wireless consumer phone product costs as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product costs related to the sale of this business in May 1999, and a reduction in the unit cost of chipsets, offset by an increase in CDMA chipsets unit volume. Cost of revenues decreased as a percentage of revenues to 54% in the first six months of fiscal 2000 from 68% in the second quarter of fiscal 1999. This is primarily due to higher revenues from high margin chipsets and software, royalties and OmniTRACS, offset by lower revenues from lower gross margin CDMA terrestrial-based phones and infrastructure. During the first six months of fiscal 2000, cost of revenues included $20 million in charges related to the sale of the terrestrial-based CDMA consumer phone business, as compared to $10 million for the same period in fiscal 1999 related to the sale of the wireless infrastructure product business.

   For the first six months of fiscal 2000, research and development expenses were $174 million or 9% of revenues, compared to $203 million or 11% of revenues for the first six months of fiscal 1999. The dollar decrease was due to a decrease in terrestrial CDMA wireless infrastructure product research and development as a result of the sale of this business in May 1999, offset by increased chipset product initiatives and software development efforts and new HDR products.

   For the first six months of fiscal 2000, selling, general and administrative expenses were $199 million or 11% of revenues, compared to $225 million or 12% of revenues for the first six months of fiscal 1999. The dollar decrease from the first six months of fiscal 1999 was due to a decrease in marketing costs in terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000 and a decrease in selling, general and administrative expenses for terrestrial CDMA wireless infrastructure products as a result of the sale of this business in May 1999, partially offset by continued growth in personnel and associated overhead expenses necessary to support other growing business operations and increased patent, litigation, employer payroll tax on employee non-qualified stock option exercises and public reporting expenses.

   Amortization of goodwill and other acquisition-related intangible assets increased to $21 million for the first six months of fiscal 2000 compared to $1 million for the first six months of fiscal 1999, primarily due to the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions."

   Purchased in-process technology of $60 million in the first six months of fiscal 2000 resulted from the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions."

   For the first six months of fiscal 2000, other operating expenses were $64 million, compared to $96 million in the first six months of fiscal 1999. Other operating expenses during the first six months of fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs. During the first six months of fiscal 1999, the Company recorded a $15 million restructuring charge and $81 million in charges relating to the sale of the terrestrial CDMA wireless infrastructure business to Ericsson. See "Notes to Condensed Consolidated Financial Statements - Note 9 Disposition of Assets and Other Charges."

   Interest expense was $4 million for the first six months of fiscal 2000, compared to $9 million for the first six months of fiscal 1999. The decrease was due to decreased bank borrowings by QPE and the subsequent payoff and cancellation of the QPE bank lines of credit in February 2000.

   Net investment income was $370 million in the first six months of fiscal 2000 compared to $4 million for the first six months of fiscal 1999. The increase was primarily due to a $270 million realized gain on the sale of marketable securities, interest earned on the $1 billion in cash proceeds from a stock offering in July 1999 and on cash provided by operating activities, higher interest rates, and changes in the estimate of amounts collectible under the Globalstar contracts. See "Notes to Condensed Consolidated Financial Statements
- Note 6 - Investment in Other Entities."

   Distributions on Trust Convertible Preferred Securities decreased to $13 million for the first six months of fiscal 2000 compared to $20 million for the first six months of fiscal 1999 as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities outstanding into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   During the first six months of fiscal 2000, the Company recorded $3 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz (see "Notes to Condensed Consolidated Financial Statements - Note 11 Commitments and Contingencies"), offset by a $3 million release of non-operating reserves due to a settlement. During the first six months of fiscal 1999, the Company recorded $53 million in non-operating charges, including $37 million related to the Ericsson transaction and $15 million related to the write-off of non-operating assets.

   Income tax expense was $305 million for the first six months of 2000 compared to $0.1 million for the first six months of 1999. The Company's income tax provisions for the first six months of fiscal 2000 and 1999 reflect adjustments for the retroactive reinstatements of the R&D tax credit.

QUALCOMM SEGMENT RESULTS FOR THE SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

   The following should be read in conjunction with the second quarter financial results of fiscal 2000 for each reporting segment. See "Notes to Condensed Consolidated Financial Statements - Note 12 - Segment Information."

CDMA Technologies Segment ("QCT")

   The QCT segment is a major supplier of chipsets and software solutions to handset and infrastructure manufacturers. QCT helps manufacturers produce smaller and more affordable products by bringing new chipsets to the market with more functionality in a substantially smaller package size. QCT's CDMA ASIC products include Mobile Station Modem ("MSM") chips for telephone handsets, Cell Site Modem chips for infrastructure base stations and a number of related chips that make digital voice transmission and processing possible.

   QCT segment revenues for the second quarter of fiscal 2000 were $279 million compared to $263 million for the second quarter of fiscal 1999. Earnings before taxes for the second quarter of fiscal 2000 were $90 million compared to $109 million for the second quarter of fiscal 1999. Revenue growth was primarily due to increased customer demand for CDMA chipsets in the United States, Korea, and Japan, offset by a decrease in average selling prices of chipsets. The decrease in earnings before taxes was due to increased research and development chipset product initiatives and software development efforts and the decrease in the average sales prices per chipset. Over 11 million MSM chipsets were sold during the second quarter of fiscal 2000, compared to 9 million in the second quarter of fiscal 1999.

   The Company's shipments of its chipsets in the second quarter of fiscal 2000 were lower than the first quarter of fiscal 2000 due to seasonal factors, inventory balancing by customers due to continued shortages of other phone components, and customers transitioning to next generation chips.

Technology Licensing Segment ("QTL")

   QTL licenses third parties to design, manufacture and sell products incorporating the Company's technologies.

   QTL segment revenues for the second quarter of fiscal 2000 were $168 million compared to $106 million for the second quarter of fiscal 1999. Earnings before taxes for the second quarter of fiscal 2000 were $150 million compared to $94 million for the second quarter of fiscal 1999. Revenue and earnings before taxes growth was primarily due to royalties received from licensees resulting from an increase in worldwide demand for CDMA products and an increase in up-front license fees.

   In March 2000, the Company reached an agreement with Motorola to extend cross-licenses and to dismiss claims and counterclaims in the series of patent infringement lawsuits between the companies and to resolve certain items resulting from the companies' audits of each others' royalty payments. The settlement resulted in the reversal of accruals of certain royalty related items.

   Royalty revenue declined from the first quarter of fiscal 2000 as a result of seasonal and other factors that also impacted the QCT segment in the quarter.

Wireless Systems Segment ("QWS")

   QWS designs, manufactures, markets and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment, and services to transportation companies.

   QWS segment revenues for the second quarter of fiscal 2000 were $188 million compared to $203 million for the second quarter of fiscal 1999. Earnings before taxes for the second quarter of fiscal 2000 were $83 million compared to $24 million loss for the second quarter of fiscal 1999. Revenues decreased due to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson and the completion of the production and sale of Globalstar gateways, offset by increased OmniTRACS domestic and international unit demand and messaging revenue due to an increase in the customer base. The Company shipped 16,460 OmniTRACS and other related communication systems during the second quarter of fiscal 2000, compared to 10,700 in the second quarter of fiscal 1999. In addition, during the second quarter of fiscal 2000, QWS recognized approximately $15 million in revenue as a result of revisions in estimated costs related to its contracts with Globalstar based on gateway equipment performance to date and accumulated cost data.

   Earnings before taxes increased due to the sale of certain assets related to the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson and an increase in interest income and fees on finance receivables. (See "Notes to Condensed Consolidated Financial Statements - Note 6 - Investments in Other Entities.") During the second quarter of fiscal 2000, the Company recognized previously unamortized loan fees in connection with the pay off and cancellation of certain credit facilities, including the Leap facility. See "Notes to Condensed Consolidated Financial Statements - Note 4 - Investments."

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates that its cash and cash equivalents and investments balances of $2,027 million at March 26, 2000, including interest earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and facilities related to the expansion of the Company's operations. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance.

   The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The facility expires in March 2001 and may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the facility. The facility includes certain restrictive financial and operating covenants. At March 26, 2000, there were no amounts or letters of credit issued or outstanding under the facility.

   In the first six months of fiscal 2000, $336 million in cash was provided by operating activities, compared to $23 million in cash provided by operating activities in the first six months of fiscal 1999. Cash provided by operating activities in the first six months of fiscal 2000 includes $608 million of net cash flow provided by operations offset by $272 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income resulting from improved gross margins and investment income. Net working capital requirements of $272 million primarily reflect increases in finance receivables and a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. The increase in finance receivables in the first six months of fiscal 2000 resulted from the financing of contract payments under the development agreement with Globalstar, and the decrease in accounts payable and accrued liabilities and accounts receivable is primarily attributed to the sale of the terrestrial-based CDMA wireless consumer phone business.

   In the first six months of fiscal 2000, $196 million in cash was used by the Company in investing activities, including $190 million for business acquisitions and investments in entities in which the Company holds less than a 50% interest, the issuance of $199 million in notes receivable, $131 million in net purchases of marketable securities and $115 million in capital expenditures, offset by $216 million in proceeds from the sale of the terrestrial-based CDMA wireless consumer phone business and $229 million collected on notes receivable. The Company is increasing its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. The Company expects to continue making significant investments in other entities and in capital assets, including new facilities and building improvements, throughout fiscal 2000.

   The Company also makes equity and debt investments generally aimed at promoting the worldwide adoption of CDMA technology products and the growth of wireless data and wireless Internet products and solutions. The Company generally invests in start-up companies that have developed or are developing innovative technologies for the wireless industry, venture firms that invest in similar start-up companies and CDMA carrier companies.

   In the first six months of fiscal 2000, the Company's financing activities used $30 million, including $112 million in net repayments under bank lines of credit, offset by $85 million from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first six months of fiscal 1999, the Company's financing activities provided net cash of $17 million. The Company and QPE repaid net amounts of $80 million and $7 million, respectively, on their outstanding credit facilities, and the Company realized $106 million in proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans.

   On October 29, 1999, the Company and Pegaso executed a commitment letter, subject to Pegaso shareholder approval, in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The Company currently has guaranteed a $175 million facility that could be refinanced by the $250 million senior secured facility. The debt facilities are expected to have final maturities of seven to eight years.

   Information regarding the Company's financial commitments at March 26, 2000 is provided in the Notes to the Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements - Note 3 - Composition of Certain Balance Sheet Captions, Note 6 - Investments in Other Entities, and Note 11 - Commitments and Contingencies."

YEAR 2000

   The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of April 24, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

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

   To date, the Company has spent an estimated $20 million on this Project. The funding for this Project comes from operations and working capital. The Company estimates the allocable time of employees using average hourly rates for each class of employee. None of the Company's other mission-critical information projects have been delayed due to the implementation of the Y2K Project.

   As a result of the Y2K Project, the Company identified and fixed several system issues. In addition, the Company received other benefits from the Y2K Project, including acceleration of the development of alternative sourcing for our supply base risk mitigation plans which are valid and beneficial to long term supply assurance, refinement of the Company's Disaster Recovery Plan, improvement of diagnostic procedures for core information technology services and asset management, and establishment of a more consistent computer desktop environment which should ultimately reduce support costs.

FUTURE ACCOUNTING REQUIREMENTS

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 for fiscal 2000. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Financial market risks related to interest rates, foreign currency exchange rates and equity price risks on investments held by the Company are described in the Company's 1999 Annual Report on Form 10-K. At March 26, 2000, there have been no other material changes to the market risks described at September 26, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements - Note 11 - Commitments and Contingencies." The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

   On March 1, 2000, the Company completed the acquisition of all the outstanding capital stock of SnapTrack, Inc. in exchange for the issuance of 7,433,792 shares of common stock of the Company; provided, however, that 10% of the total shares will be subject to an escrow for a period of one year (which one-year period may be extended in the event any claims are made) to satisfy any indemnification obligations of the SnapTrack security holders. Each of the individuals that received common stock of the Company in the exchange was, alone or with the purchasers representative, an "accredited investor" within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company relied on the exemption provided by Section 4(2) under the Securities Act.

   On March 17, 2000, the Company completed the acquisition of all the outstanding capital stock of Within Technology, Inc. in exchange for the issuance of 22,590 shares of common stock of the Company. Each of the individuals that received common stock of the Company in the exchange was an "accredited investor" within the meaning of Rule 501(a) promulgated under the Securities Act. The Company relied on the exemption provided by Section 4(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of QUALCOMM Incorporated was convened on March 7, 2000 at 9:30 a.m. There were issued and outstanding on January 12, 2000, the record date, 702,838,277 shares of Common Stock. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 630,317,211 shares of Common Stock entitled to vote thereat, constituting a quorum. The proposal to elect four Class III directors to hold office until the 2003 Annual Meeting of Stockholders received the following votes:

                                  For        Against
  Richard C. Atkinson          627,625,794   2,691,417
  Diana Lady Dougan            627,674,949   2,642,262
  Peter M. Sacerdote           625,372,821   4,944,390
  Marc I. Stern                627,722,636   2,594,575

   The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants received the following vote:

                                  For        Against     Abstain
                               626,722,889   628,826    2,965,496

   The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.29 1998 Non-Employee Directors' Stock Option Plan and forms of nonstatutory stock option agreement for initial and annual option grants thereunder.

        27.0   Financial Data Schedule.

(b)     Reports on Form 8-K

        Report on Form 8-K dated March 7, 2000, containing information relating to the Asset Purchase Agreement, among QUALCOMM Incorporated, KII Acquisition Company and Kyocera International, Inc. (1) (2) Report on Form 8-K dated March 15, 2000, containing information relating to acquisition of SnapTrack, Inc., among QUALCOMM Incorporated, Falcon Acquisition Company, wholly-owned subsidiary of QUALCOMM, and SnapTrack, Inc. Report on Form 8-K/A dated April 11, 2000, amending the Form 8-K dated March 15, 2000, containing information relating to the acquisition of SnapTrack, Inc. among QUALCOMM Incorporated, Falcon Acquisition Company, wholly-owned subsidiary of QUALCOMM, and SnapTrack, Inc.

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