Form 10-Q
period 2000-06-25
QUALCOMM INC/DE
filed 2000-07-25
CIK 804328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM______________ TO ______________.

                         COMMISSION FILE NUMBER 0-19528

                            ------------------------

                             QUALCOMM INCORPORATED

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       95-3685934
      (State or other jurisdiction of              (I.R.S. Employer Identification No.)
      incorporation or organization)

 5775 MOREHOUSE DR., SAN DIEGO, CALIFORNIA                      92121-1714
 (Address of principal executive offices)                       (Zip Code)

                                 (858) 587-1121
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 20, 2000:

CLASS                                                         NUMBER OF SHARES
-----                                                         ----------------
Common Stock $0.0001 per share par value....................     745,059,404

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Condensed Consolidated Financial Statements (Unaudited)
                     Condensed Consolidated Balance Sheets.....................       3
                     Condensed Consolidated Statements of Income...............       4
                     Condensed Consolidated Statements of Cash Flows...........       5
                     Notes to Condensed Consolidated Financial Statements......    6-20
          Item 2.  Management's Discussion and Analysis of Results of
                     Operations and Financial Condition........................   21-29
          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................      29

PART II.  OTHER INFORMATION....................................................      30
          Item 1.  Legal Proceedings...........................................      30
          Item 2.  Changes in Securities and Use of Proceeds...................      30
          Item 3.  Defaults Upon Senior Securities.............................      30
          Item 4.  Submission of Matters to a Vote of Security Holders.........      30
          Item 5.  Other Information...........................................      30
          Item 6.  Exhibits and Reports on Form 8-K............................      30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             QUALCOMM INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                  (UNAUDITED)

                                                               JUNE 25,    SEPTEMBER 26,
                                                                 2000          1999
                                                              ----------   -------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  712,709    $  660,016
  Marketable securities.....................................     849,882       954,415
  Accounts receivable, net..................................     672,649       883,640
  Finance receivables.......................................      54,167        26,377
  Inventories, net..........................................      73,949       257,941
  Other current assets......................................     253,087       195,849
                                                              ----------    ----------
    Total current assets....................................   2,616,443     2,978,238
Property, plant and equipment, net..........................     437,631       555,991
Marketable securities.......................................     705,771        70,495
Finance receivables, net....................................     784,066       548,482
Goodwill, net...............................................     883,197         1,833
Deferred income taxes.......................................     515,855       123,788
Other assets................................................     428,632       256,123
                                                              ----------    ----------
Total assets................................................  $6,371,595    $4,534,950
                                                              ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  432,697    $  708,307
  Unearned revenue..........................................      83,919        56,070
  Bank lines of credit......................................          --       112,000
                                                              ----------    ----------
    Total current liabilities...............................     516,616       876,377
  Other liabilities.........................................      35,082        75,667
                                                              ----------    ----------
    Total liabilities.......................................     551,698       952,044
                                                              ----------    ----------
Commitments and contingencies (Notes 3, 6 and 10)

Minority interest in consolidated subsidiaries..............      46,354        51,596
                                                              ----------    ----------
Company-obligated mandatorily redeemable Trust Convertible
  Preferred Securities of a subsidiary trust holding solely
  debt securities of the Company............................          --       659,555

Stockholders' equity:
  Preferred stock, $0.0001 par value........................          --            --
  Common stock, $0.0001 par value...........................          74            65
  Paid-in capital...........................................   5,080,375     2,587,899
  Retained earnings.........................................     732,415       200,879
  Accumulated other comprehensive (loss) income.............     (39,321)       82,912
                                                              ----------    ----------
    Total stockholders' equity..............................   5,773,543     2,871,755
                                                              ----------    ----------
    Total liabilities and stockholders' equity..............  $6,371,595    $4,534,950
                                                              ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 ----------------------   -----------------------
                                                 JUNE 25,     JUNE 27,     JUNE 25,     JUNE 27,
                                                   2000         1999         2000         1999
                                                 ---------   ----------   ----------   ----------
Revenues.......................................  $ 713,521   $1,004,066   $2,561,335   $2,877,684
                                                 ---------   ----------   ----------   ----------
Operating expenses:
  Cost of revenues.............................    274,952      597,667    1,274,096    1,863,832
  Research and development.....................     80,933       93,719      254,490      296,653
  Selling, general and administrative..........     76,696      104,808      275,870      329,762
  Amortization of goodwill and other
    acquisition-related intangible assets......     63,506          148       84,114          752
  Purchased in-process technology..............         --           --       60,030           --
  Other........................................         --      109,345       63,589      205,169
                                                 ---------   ----------   ----------   ----------
Total operating expenses.......................    496,087      905,687    2,012,189    2,696,168
                                                 ---------   ----------   ----------   ----------
Operating income...............................    217,434       98,379      549,146      181,516
Interest expense...............................       (608)      (2,704)      (4,494)     (11,478)
Investment income, net.........................     64,448        4,708      434,444        8,595
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust.....         --       (9,694)     (13,039)     (29,397)
Other..........................................         --           --       (3,265)     (52,531)
                                                 ---------   ----------   ----------   ----------
Income before income taxes.....................    281,274       90,689      962,792       96,705
Income tax expense.............................   (126,573)     (31,741)    (431,256)     (31,847)
                                                 ---------   ----------   ----------   ----------
Net income.....................................  $ 154,701   $   58,948   $  531,536   $   64,858
                                                 =========   ==========   ==========   ==========
Net earnings per common share:
  Basic........................................  $    0.21   $     0.10   $     0.75   $     0.11
                                                 =========   ==========   ==========   ==========
  Diluted......................................  $    0.19   $     0.09   $     0.67   $     0.11
                                                 =========   ==========   ==========   ==========
Shares used in per share calculations:
  Basic........................................    741,735      601,159      707,713      581,798
                                                 =========   ==========   ==========   ==========
  Diluted......................................    805,507      751,532      799,241      617,023
                                                 =========   ==========   ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                               JUNE 25,     JUNE 27,
                                                                 2000         1999
                                                              -----------   ---------
OPERATING ACTIVITIES:
  Net income................................................  $   531,536   $  64,858
  Depreciation and amortization.............................      164,072     126,784
  Purchased in-process technology...........................       60,030          --
  Restructuring, impairments and other non-cash charges and
    credits.................................................       74,646     244,052
  Realized gains on sale of available-for-sale securities...     (269,962)     (5,663)
  Minority interest in income of consolidated
    subsidiaries............................................        4,273       9,995
  Equity in losses of investees.............................        8,965       9,445
  Deferred income tax provision (benefit)...................      413,705     (45,178)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable, net................................      167,538    (140,680)
    Finance receivables, net................................     (284,697)   (212,116)
    Inventories, net........................................      (57,434)     95,963
    Other current assets....................................      (20,800)    (17,826)
    Accounts payable and accrued liabilities................     (241,892)     44,041
    Unearned revenue........................................       25,512      (5,868)
                                                              -----------   ---------
Net cash provided by operating activities...................      575,492     167,807
                                                              -----------   ---------
INVESTING ACTIVITIES:
  Capital expenditures......................................     (143,717)   (136,884)
  Purchases of available-for-sale securities................     (859,379)         --
  Proceeds from sale of available-for-sale securities.......      538,888       7,163
  Purchases of held-to-maturity securities..................   (1,014,933)    (26,025)
  Maturities of held-to-maturity securities.................      927,051     141,429
  Issuance of notes receivable..............................     (202,248)   (131,826)
  Collection of notes receivable............................      229,567      42,474
  Proceeds from sale of businesses..........................      246,990      98,097
  Business acquisitions and investments in other entities...     (247,956)    (19,152)
  Other items, net..........................................        5,179       3,000
                                                              -----------   ---------
Net cash used by investing activities.......................     (520,558)    (21,724)
                                                              -----------   ---------
FINANCING ACTIVITIES:
  Net reduction in borrowings under bank lines of credit....     (112,000)    (53,000)
  Net proceeds from issuance of common stock................      108,514     182,103
  Other items, net..........................................       (2,958)     (1,745)
                                                              -----------   ---------
Net cash (used) provided by financing activities............       (6,444)    127,358
                                                              -----------   ---------
Effect of exchange rate changes on cash.....................        4,203     (13,187)
                                                              -----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       52,693     260,254
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      660,016     175,846
                                                              -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   712,709   $ 436,100
                                                              ===========   =========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                               THREE MONTHS           NINE MONTHS
                                                   ENDED                 ENDED
                                            -------------------   -------------------
                                            JUNE 25,   JUNE 27,   JUNE 25,   JUNE 27,
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
Options...................................   63,772     77,704     67,375     35,225
Trust Convertible Preferred Securities....       --     72,669     24,153         --
                                             ------    -------     ------     ------
                                             63,772    150,373     91,528     35,225
                                             ======    =======     ======     ======

    Options outstanding during the three months ended June 25, 2000 and June 27, 1999 to purchase approximately 2,051,000 shares and 141,000 shares of common stock, respectively, and options outstanding during the nine months ended June 25, 2000 and June 27, 1999 to purchase approximately

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
1,314,000 and 17,957,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for the three months ended June 27, 1999 and the nine months ended June 25, 2000 is increased by $6 million and $7 million, respectively, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The additional common shares assuming the conversion of the Trust Convertible Preferred Securities have not been included for the nine month period ended June 27, 1999 because the effect would have been anti-dilutive.

    During the first nine months of fiscal 2000 approximately 13,191,000 Trust Convertible Preferred Securities were converted into approximately 72,622,000 shares of common stock. All Trust Convertible Preferred Securities have been converted into common stock.

    The Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive income consists of the following (in thousands):

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      -------------------   --------------------
                                                      JUNE 25,   JUNE 27,   JUNE 25,    JUNE 27,
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   --------
Net income..........................................  $154,701   $ 58,948   $ 531,536   $ 64,858
                                                      --------   --------   ---------   --------
Other comprehensive (loss) income:
  Foreign currency translation......................    (1,824)     8,273       4,312    (21,428)
  Change in unrealized gain on securities, net of
    income taxes....................................   (21,067)    67,752      35,180     67,752
  Reclassification adjustment for gains included in
    net income, net of income taxes.................        65    (27,236)   (161,725)   (27,236)
                                                      --------   --------   ---------   --------
Total other comprehensive (loss) income.............   (22,826)    48,789    (122,233)    19,088
                                                      --------   --------   ---------   --------
Total comprehensive income..........................  $131,875   $107,737   $ 409,303   $ 83,946
                                                      ========   ========   =========   ========

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED) completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operation.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

NOTE 2--ACQUISITIONS

SNAPTRACK, INC.

    In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. ("SnapTrack"), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million. The preliminary allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities and an independent appraisal of intangible assets, reflects acquired goodwill of $948 million, purchased in-process technology of $60 million and other intangible assets of $34 million. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of four years. The acquisition has been treated as a non-cash transaction in the statement of cash flows.

    Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of purchased in-process technology was calculated by identifying research projects in areas for which technological feasibility has not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

    The condensed consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 2--ACQUISITIONS (CONTINUED)
acquisition of SnapTrack had been made at the beginning of the periods presented, are as follows (in thousands, except per share data):

                                             THREE          NINE MONTHS ENDED
                                          MONTHS ENDED   -----------------------
                                            JUNE 27,      JUNE 25,     JUNE 27,
                                              1999          2000         1999
                                          ------------   ----------   ----------
Revenues................................   $1,004,066    $2,561,674   $2,877,700
                                           ----------    ----------   ----------
Net (loss) income.......................   $   (2,885)   $  483,681   $ (121,073)
                                           ==========    ==========   ==========
Basic (loss) earnings per common
  share.................................   $       --    $     0.68   $    (0.21)
                                           ==========    ==========   ==========
Diluted (loss) earnings per common
  share.................................   $       --    $     0.61   $    (0.21)
                                           ==========    ==========   ==========

    These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

TECHNOLOGY DEVELOPMENT GROUP OF TELLIT COMMUNICATIONS LTD.

    In February 2000, the Company purchased the Technology Development Group of Tellit Communications Limited ("Tellit"), a U.K.-based company. QUALCOMM paid the initial purchase price of $12 million in cash. An additional $9 million in consideration is payable in cash through March 31, 2001 if certain performance and other milestones are reached. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill of $11 million and other intangible assets of $1 million. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Any adjustments to the purchase price related to contingent consideration are expected to increase goodwill. Amounts allocated to goodwill and assembled workforce are amortized on a straight-line basis over their estimated useful lives of three years. The condensed consolidated financial statements include the operating results of the Technology Development Group of Tellit from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 3--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

    Accounts receivable, net are comprised as follows (in thousands):

                                                       JUNE 25,   SEPTEMBER 26,
                                                         2000         1999
                                                       --------   -------------
Trade, net of allowance for doubtful accounts of
  $12,374 and $22,276, respectively..................  $535,503     $674,211
Long-term contracts:
  Billed.............................................    86,716      128,208
  Unbilled...........................................    42,886       69,409
Other................................................     7,544       11,812
                                                       --------     --------
                                                       $672,649     $883,640
                                                       ========     ========

    Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

    Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access ("CDMA") customers of Telefonaktiebolaget LM Ericsson ("Ericsson") (Note 8) with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables are comprised as follows (in thousands):

                                                       JUNE 25,   SEPTEMBER 26,
                                                         2000         1999
                                                       --------   -------------
Finance receivables..................................  $848,852     $585,482
Allowance for doubtful receivables...................   (10,619)     (10,623)
                                                       --------     --------
                                                        838,233      574,859
Current maturities...................................    54,167       26,377
                                                       --------     --------
Noncurrent finance receivables, net..................  $784,066     $548,482
                                                       ========     ========

    At June 25, 2000, commitments to extend long-term financing to CDMA customers of Ericsson (Note 8) totaled approximately $301 million, which the Company expects to fund over the next five years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such sales. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 3--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (CONTINUED)

    Inventories are comprised as follows (in thousands):

                                                        JUNE 25,   SEPTEMBER 26,
                                                          2000         1999
                                                        --------   -------------
Raw materials.........................................  $34,120      $161,481
Work-in-process.......................................    7,780        51,003
Finished goods........................................   32,049        45,457
                                                        -------      --------
                                                        $73,949      $257,941
                                                        =======      ========

    At June 25, 2000, goodwill is presented net of $83 million in accumulated amortization.

NOTE 4--MARKETABLE SECURITIES

    In April 2000, the Company purchased 11,499,627 shares of the common stock of NetZero, Inc. ("NetZero"), representing a 9.9% interest, for $144 million in cash. NetZero is a publicly traded company that provides Internet access and services to consumers and on-line direct marketing services to advertisers. The recorded value of the NetZero investment is $66 million at June 25, 2000.

    In February 2000, the Company purchased 308,000 units of Leap Wireless International Inc.'s ("Leap Wireless") senior discount notes with warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5%. The warrants are detachable after six months and entitle each holder to purchase
2.503 common shares per each senior discount note unit held. The exercise price is $96.80 per common share. Leap Wireless used $227 million of the proceeds from the issuance of senior discount notes and senior notes to pay down its credit facility with QUALCOMM. The credit facility was cancelled in the second quarter of fiscal 2000. The recorded value of the senior discount notes with warrants is $134 million at June 25, 2000.

    In November 1999, the Company purchased 2,565,000 common shares of Korea Telecom Freetel ("KT Freetel"), representing a 1.9% interest, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares in KT Freetel. If KT Freetel meets certain obligations related to the commercial deployment of high data rate, or 1xEV technology, the Company will be required to exercise the warrants. The exercise price of the warrants is expected to be paid by tendering the bond as payment in full. If KT Freetel does not meet such obligations, the Company will have the right to redemption of the bond at face value plus a premium equal to 10% per annum. The Company uses the cost method to account for 1,924,000 of the common shares and warrants to purchase 1,389,000 additional shares as those securities and the securities underlying the warrants are restricted through June 1, 2002. The remaining shares and warrants are recorded at fair value. The recorded value of the KT Freetel investments is $204 million at June 25, 2000, including
$147 million related to restricted securities classified as other noncurrent assets.

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 5--INVESTMENT INCOME (EXPENSE), NET

    Investment income (expense) is comprised as follows (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         -------------------   -------------------
                                                         JUNE 25,   JUNE 27,   JUNE 25,   JUNE 27,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Interest income........................................  $68,557    $11,610    $177,720   $25,645
Realized gains on marketable securities................      (99)        --     269,962     5,663
Loss on cancellation of warrants.......................       --         --          --    (3,273)
Minority interest in income of consolidated
  subsidiaries.........................................     (659)    (3,452)     (4,273)   (9,995)
Equity in losses of investees..........................   (3,351)    (3,450)     (8,965)   (9,445)
                                                         -------    -------    --------   -------
                                                         $64,448    $ 4,708    $434,444   $ 8,595
                                                         =======    =======    ========   =======

NOTE 6--INVESTMENTS IN OTHER ENTITIES

GLOBALSTAR L.P.

    Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.0% partnership interest in Globalstar L.P. ("Globalstar"), a limited partnership formed to develop, own and operate the Globalstar low-Earth-orbit ("LEO") satellite system utilizing CDMA technology (the "Globalstar System").

    At June 25, 2000 and September 26, 1999, $509 million and $349 million in interest bearing financed amounts and $105 million and $171 million in accounts receivable, including $30 million and $59 million in unbilled receivables, respectively, were outstanding from Globalstar. In May 2000, the Company and Globalstar signed definitive agreements to finance current and future contract payments. The financing bears interest at 6% and is payable in quarterly installments beginning January 15, 2001 through August 15, 2003. The Company received warrants to purchase 3,450,000 ordinary partnership interests in Globalstar as part of the financing arrangement for $42.25 per unit, which approximates the market value of the common shares of Globalstar Telecommunications Ltd. on the transaction date assuming a just over one-to-four relationship. Fifty percent of the warrants are vested and the remaining warrants vest in 25% increments on September 1, 2000 and 2001. The vested warrants were recorded at an estimated fair value of $24 million, resulting in a corresponding discount to the finance receivables. The Company changed its estimate of amounts collectible under Globalstar contracts and recorded previously unrecognized revenue of $8 million and interest income of $10 million during the first nine months of fiscal 2000. At June 25, 2000, $31 million in future contract billings, including unbilled receivables at June 25, 2000, are expected to be eligible for financing under the financing agreement with Globalstar (Note 12).

IGNITION, LLC

    In March 2000, the Company purchased 42 million Series B Preferred units, representing an approximate 13% undiluted interest, in Ignition, LLC ("Ignition"), a venture firm formed to fund, mentor and build wireless Internet start-up companies. The Company also received a warrant to purchase four million common units at $0.46 per unit. The Company made capital contributions of $17 million during the first nine months of fiscal 2000 and will be required to provide $25 million in

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 6--INVESTMENTS IN OTHER ENTITIES (CONTINUED) additional equity contributions over five years. The Company accounts for its investment in Ignition under the equity method.

OTHER INVESTMENTS

    The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA and high date rate, or 1xEV ("1xEV"), systems. Funding commitments related to these investments total $74 million at June 25, 2000, which the Company expects to fund over three years. Such commitments may be subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

NOTE 7--BANK LINE OF CREDIT

    The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The credit facility expires in March 2001. The facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the credit facility. The credit facility includes certain restrictive financial and operating covenants. At
June 25, 2000, there were no amounts or letters of credit issued or outstanding under the credit facility.

NOTE 8--DISPOSITION OF ASSETS AND OTHER CHARGES

    In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera Corporation ("Kyocera"). Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuits and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $216 million on February 22, 2000 and an additional $26 million during the third quarter of fiscal 2000 based on finalization of the recorded values of net assets actually sold. At June 25, 2000, approximately $10 million in net assets are held in connection with the pending transfer of certain foreign assets to Kyocera, and a corresponding liability has been recorded as a result of Kyocera's payment for these assets during the third quarter of fiscal 2000.

    As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business, to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. Selected employees of QUALCOMM Personal Electronics ("QPE"), a 51% owned consolidated subsidiary of the Company and manufacturer of phones for QUALCOMM, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. The Company anticipates that remaining QPE manufacturing assets will be liquidated. QUALCOMM recorded $83 million in charges during the nine months ended June 25, 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs.

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 8--DISPOSITION OF ASSETS AND OTHER CHARGES (CONTINUED)
    In May 1999, the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Ericsson and entered into various license and settlement agreements with Ericsson. Pursuant to the Company's agreement with Ericsson, the Company has and will extend financing for possible future sales by Ericsson of infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson (Note 3). The Company recorded charges of $108 million and $251 million during the three month and the nine month periods ended June 27, 1999, respectively, related to the sale of its terrestrial CDMA wireless infrastructure business. Ericsson has notified the Company that it is disputing the purchase price (Note 10).

NOTE 9--INCOME TAXES

    The Company currently estimates its annual effective income tax rate to be approximately 45% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate for fiscal 2000 is primarily a result of higher pretax earnings, non-deductible charges for purchased in-process technology and amortization of goodwill.

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On or about June 5, 1997, Elisra Electronic Systems Ltd. ("Elisra") submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement ("DSA") entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, post-hearing briefs have been filed, and the parties have submitted oral argument. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit and will vigorously defend against the claims.

    On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea ("ETRI") submitted to the International Chamber of Commerce a Request for Arbitration (the "Request") of a dispute with the Company arising out of a Joint Development Agreement ("JDA") dated April 30, 1992, between ETRI and the Company. In the Request, ETRI alleged that the Company breached certain provisions of the JDA and sought monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. The arbitration hearing commenced on July 5, 2000 in San Diego. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company whom, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class filed a Second Amended Complaint, including substantially the same allegations as the First Amended Complaint, on November 1, 1999. On March 10, 2000, counsel for plaintiffs and QUALCOMM filed a Stipulation of Settlement with the court that would allocate a settlement payment of $9 million, which will be funded by third parties, to all plaintiffs who do not elect to opt out of the settlement on or before April 17, 2000. The number of employees electing to opt out exceeded the limit, and the Company has elected to void the settlement. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

    QUALCOMM and Ericsson are currently participating in an arbitration in which Ericsson is disputing the determination of the purchase price under the asset purchase agreement pursuant to which Ericsson acquired certain assets related to the Company's terrestrial wireless infrastructure business in May 1999. QUALCOMM has also received notice from Ericsson that Ericsson intends to assert claims for indemnification under the subject asset purchase agreement. QUALCOMM and Ericsson are having on-going discussions aimed at potentially resolving these claims. In the event the parties are unable to otherwise resolve these claims, the pending arbitration with respect to the purchase price determination shall continue to proceed forward and Ericsson's claims for indemnification will be subject to resolution pursuant to the dispute resolution procedures set forth in

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) the asset purchase agreement. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend them.

    On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for their general release of claims against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code
Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On
June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 13, 2000, Van May, Ruth Ann Feldman, Jeffrey Alan MacGuire and Maurice Clark filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics ("QPE"), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE's Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory relief. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

LETTERS OF CREDIT, FINANCIAL GUARANTEES AND OTHER FINANCIAL COMMITMENTS

    The Company has issued a letter of credit to support a guarantee of up to $22.5 million of Globalstar (Note 6) borrowings under an existing bank financing agreement. The guarantee will expire in December 2000. The letter of credit is collateralized by a commensurate amount of the Company's investments in debt securities. As of June 25, 2000, $250 million was outstanding under the existing bank financing agreement (Note 12).

    On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"), a wireless telecommunications operating company investee of Leap Wireless, executed

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) commitment letters, in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The debt facilities are expected to have final maturities of seven to eight years. The Company currently has guaranteed a $175 million facility that will be prepaid and cancelled upon funding of the $250 million senior secured facility.

    In addition to the letter of credit on behalf of Globalstar, the Company has $3 million of letters of credit and $189 million of other financial guarantees outstanding as of June 25, 2000, none of which are collateralized.

METROSVYAZ LTD.

    In September 1999, the Company recorded $51 million in charges to reflect the impairment of assets related to Metrosvyaz Ltd. ("Metrosvyaz"), a company formed to develop and manage investments in wireless operating companies in Russia, as a result of Leap Wireless' announcement of its intention to withdraw its support for Metrosvyaz. In February 2000, as a result of ongoing discussions and QUALCOMM's continued interest in promoting CDMA in Russia, the Company signed a Memorandum of Understanding ("MOU") with Metrosvyaz, pursuant to which, the Company advanced $6 million under a previously existing loan facility. The amount advanced was deemed to be nonrecoverable, and the $6 million charge was recorded as other non-operating expense. In March 2000, the parties agreed to modify certain provisions of the MOU, and as a result, QUALCOMM would receive a 30% interest in Metrosvyaz, in exchange for a contribution by QUALCOMM of all its outstanding Metrosvyaz indebtedness before Metrosvyaz meets additional funding milestones. The MOU provides specific milestones that Metrosvyaz must meet to obtain an additional $10 million in funding. If the additional funding occurs, QUALCOMM would receive an additional 5% interest in Metrosvyaz. The Company also has a commitment to Ericsson to provide up to approximately
$30 million in vendor financing to Metrosvyaz related to potential future sales made by Ericsson to Metrosvyaz (Note 3).

NOTE 11--SEGMENT INFORMATION

    The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies ("QCT") is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software solutions for voice and data communications products and services; QUALCOMM Technology Licensing ("QTL") licenses third parties to design, manufacture, and sell products incorporating the Company's technologies; and QUALCOMM Wireless Systems ("QWS") designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment, QUALCOMM Consumer Products ("QCP"), to Kyocera in February 2000 (Note 8).

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 11--SEGMENT INFORMATION (CONTINUED)
    The table below presents revenues and earnings before taxes ("EBT") for reported segments (in thousands):

                                                                          RECONCILING
                                           QCT        QTL        QWS         ITEMS        TOTAL
                                         --------   --------   --------   -----------   ----------
FOR THE THREE MONTHS ENDED:
JUNE 25, 2000
Revenues...............................  $338,132   $174,245   $167,184   $   33,960    $  713,521
EBT....................................   109,573    152,384     65,129      (45,812)      281,274

JUNE 27, 1999
Revenues...............................  $318,324   $126,019   $228,283   $  331,440    $1,004,066
EBT....................................   129,496    112,820      7,624     (159,251)       90,689

FOR THE NINE MONTHS ENDED:
JUNE 25, 2000
Revenues...............................  $969,713   $519,442   $570,450   $  501,730    $2,561,335
EBT....................................   327,240    465,397    214,310      (44,155)      962,792

JUNE 27, 1999
Revenues...............................  $775,050   $306,561   $731,145   $1,064,928    $2,877,684
EBT....................................   302,426    268,887    (31,451)    (443,157)       96,705

    Reconciling items in the above table are comprised as follows (in thousands):

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   --------------------   ----------------------
                                                   JUNE 25,   JUNE 27,    JUNE 25,     JUNE 27,
                                                     2000       1999        2000         1999
                                                   --------   ---------   ---------   ----------
REVENUES:
Revenues from external customers of QCP segment
  sold...........................................  $     --   $ 354,174   $ 541,856   $1,048,933
Elimination of intersegment revenue..............   (22,785)    (99,603)   (164,840)    (265,689)
Other products...................................    56,745      76,869     124,714      281,684
                                                   --------   ---------   ---------   ----------
  Reconciling items..............................  $ 33,960   $ 331,440   $ 501,730   $1,064,928
                                                   ========   =========   =========   ==========
EARNINGS BEFORE INCOME TAXES
Unallocated corporate expenses...................  $(67,194)  $(123,251)  $(250,514)  $ (281,065)
EBT of QCP segment sold..........................        --       5,481     (80,222)     (25,294)
Unallocated investment income (expense), net.....    32,221       5,456     357,829       12,631
Distributions on Trust Convertible Preferred
  Securities of subsidiary trust.................        --      (9,694)    (13,039)     (29,397)
Intracompany profit..............................   (17,076)    (26,392)    (59,529)     (92,214)
Other............................................     6,237     (10,851)      1,320      (27,818)
                                                   --------   ---------   ---------   ----------
  Reconciling items..............................  $(45,812)  $(159,251)  $ (44,155)  $ (443,157)
                                                   ========   =========   =========   ==========

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 11--SEGMENT INFORMATION (CONTINUED)

    Unallocated corporate expenses for the three months ended June 25, 2000 include $64 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for the nine months ended June 25, 2000 include $83 million in charges related to the sale of the terrestrial-based CDMA wireless consumer products business, $60 million for in-process technology related to the SnapTrack acquisition, and $84 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for the three months and nine months ended
June 27, 1999 include $163 million and $280 million, respectively, related to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business and restructuring charges.

    Revenues from external customers and intersegment revenues are as follows (in thousands):

                                                  QCT        QTL        QWS
                                                --------   --------   --------
FOR THE THREE MONTHS ENDED:

JUNE 25, 2000

Revenues from external customers..............  $330,793   $159,443   $166,540

Intersegment revenues.........................     7,339     14,802        644

JUNE 27, 1999

Revenues from external customers..............  $247,721   $ 97,104   $228,198

Intersegment revenues.........................    70,603     28,915         85

FOR THE NINE MONTHS ENDED:

JUNE 25, 2000

Revenues from external customers..............  $874,562   $453,879   $566,324

Intersegment revenues.........................    95,151     65,563      4,126

JUNE 27, 1999

Revenues from external customers..............  $598,490   $228,064   $720,513

Intersegment revenues.........................   176,560     78,497     10,632

    Segment assets were presented in the Company's 1999 Annual Report on Form 10-K. QWS segment assets increased to $1.078 billion at June 25, 2000 from $868 million at September 26, 1999, principally as a result of the financing of Globalstar contract payments (Note 6) and financing under the agreement with Ericsson (Note 8).

NOTE 12--SUBSEQUENT EVENTS

    On June 30, 2000, Globalstar defaulted on a $250 million bank facility that QUALCOMM partially guaranteed in 1996 (Note 10). As a result of this default, QUALCOMM's guaranty was called, and QUALCOMM paid $22 million to the subject banks. Pursuant to an agreement entered into in April 1996, with respect to the original provision of this guaranty, Globalstar has the right, under certain conditions, to cause QUALCOMM to accept, in satisfaction of QUALCOMM's subrogation rights, a subordinated promissory note issued by Globalstar with a principal amount equal to the

                             QUALCOMM INCORPORATED

                                  (UNAUDITED)

NOTE 12--SUBSEQUENT EVENTS (CONTINUED)
amount QUALCOMM paid under its guaranty (the "Globalstar Promissory Note"). Globalstar has elected to exercise this right. The Globalstar Promissory Note bears interest at LIBOR plus 3%, and principal and interest are due and payable in full on June 30, 2003.

    On July 25, 2000, QUALCOMM announced that it will spin-off a business consisting primarily of its integrated circuit and system software solutions business. In connection with this announcement, QUALCOMM has filed a Current Report on Form 8-K.

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

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; risk that the rate of growth in the Code Division Multiple Access ("CDMA") subscriber base will decrease; risks associated with the scale-up, acceptance and operations of CDMA systems, including high data rate, or 1xEV ("1xEV"), technology; risks associated with component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of the Globalstar business; developments in current or future litigation; the Company's ability to effectively manage growth and the intense competition in the wireless communications industry; risks associated with the timing and receipt of license fees and royalties; risk associated with international business activities; and risks related to accounts receivable and finance receivables, as well as the other risks detailed in this section, "Liquidity and Capital Resources," and in the Company's 1999 Annual Report on Form 10-K. The Company's consolidated financial data includes QPE and certain other consolidated subsidiaries of the Company.

OVERVIEW

    QUALCOMM is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software solutions for voice and data communications products and services. QUALCOMM's CDMA-based products include system software and baseband, radio frequency, intermediate frequency, and power amplification integrated circuit products for wireless handset manufacturers. For wireless infrastructure manufacturers, QUALCOMM offers base-band integrated circuit products and system software solutions which provide wireless-standards compliant processing of voice and data signals to and from wireless handsets.

    The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company also has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services. The Company also recently announced a new business model for the Company's Eudora e-mail software product. The Company provides the Eudora e-mail software to users for free and generate revenues from sponsor advertising within the program.

    The Company is increasing its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. The Company generally enters into strategic transactions with start-up companies that have developed or are developing innovative technologies for the wireless industry, other companies that enter into similar transactions with start-up companies and CDMA carrier companies.

    The Company's CDMA technology has been adopted as an industry standard for digital cellular, Personal Communications Services and other wireless services. Wireless networks based on the

Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in more than 35 countries around the world, with 27 countries already in commercial deployments. In May 2000, the CDMA Development Group reported that CDMA carriers now have over 57 million commercial subscribers worldwide as of March 2000, a growth of 101% in one year.

    QUALCOMM continues to invest in research and development projects focused on improving current CDMA applications and products, developing and commercializing next generation CDMA technology and products, compatible with multiple wireless technologies (multi-mode products) to enable world-wide roaming and are in the process of developing and commercializing third generation wireless communication technology to handle the increase in mobile Internet usage and wireless multimedia applications. The Company believes 1xEV will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber loop, cable, and satellite networks. 1xEV is designed to enable existing wireless operators and future CDMA third-generation service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same base station.

    In June 2000, QUALCOMM announced an agreement with Technicolor Digital Cinema, Inc. ("Technicolor") to form a joint venture, Technicolor Digital Cinema, LLC, which will work with the motion picture industry as a technology enabler and service provider while supporting open standards for the digital delivery of movies and the existing studio-to-theater business model. Both Technicolor and QUALCOMM will take an active role in the initial management of the entity's day-to-day operations. Technicolor will maintain a majority ownership of the entity.

    QUALCOMM continues to provide services and sell products under a number of development and manufacturing contracts involving the Globalstar System. QUALCOMM's development agreement provides for the design and development of the ground communications stations, known as gateways, and user terminals of the Globalstar System. Since telephone systems using low-Earth-orbit satellites are a new commercial technology, demand for Globalstar's service is uncertain. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it might be unable to fund its operating costs or service its debt. On June 30, 2000, Globalstar defaulted on a $250 million bank facility that QUALCOMM partially guaranteed in 1996. See "Notes to Condensed Consolidated Financial Statements--Note 12--Subsequent Events."

    At June 25, 2000, the Company had approximately $608 million in net asset exposure related to its business with Globalstar, including receivables, inventory, unearned revenues, investment-related assets and the $22 million guarantee. The value of QUALCOMM's investment in and future business with Globalstar, as well as QUALCOMM's ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. See "Notes to Condensed Consolidated Financial Statements--Note 6--Investments in Other Entities."

    In June 2000, the Federal Communications Commission ("FCC") awarded a
$125 million "Auction Discount Voucher" ("ADV") to QUALCOMM to use in any FCC spectrum auction, for one or more licenses over a period of up to three years. Fully transferable, the ADV may be used in whole or in part by any entity in any auction, including those in which QUALCOMM is not a participant. The FCC award is in response to a July 1999 U.S. Court of Appeals decision in which the FCC was ordered to designate QUALCOMM a "pioneer" under the Commission's Pioneer's Preference program, and grant QUALCOMM spectrum forthwith. The FCC awarded the ADV to QUALCOMM in lieu of granting spectrum. Two preliminary auctions, one in the 700 MHz band and one for licenses reclaimed from former C-block license holders, have been scheduled by the FCC over the next several months. The Company is currently exploring opportunities to participate in these auctions on its own or through a partnership or consortium with other parties or to sell the ADV to a third party. The Company will not recognize the value of the ADV until it is utilized or sold.

THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

    Total revenues for the third quarter of fiscal 2000 were $714 million compared to $1.004 billion for the third quarter of fiscal 1999. The decrease in revenue for the third quarter of fiscal 2000 was primarily due to a decrease in the terrestrial CDMA wireless consumer product revenue as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product revenue related to the sale of this business in May 1999, and a decrease in average selling prices of integrated circuits, offset by increases in royalty revenues and CDMA integrated circuits shipments. Based on recent feedback from South Korean customers and operators, the Company may experience lower integrated circuits shipments and royalty revenue in the fourth quarter of fiscal 2000 due to an anticipated decrease in domestic South Korean phone sales related to the elimination of phone subsidies.

    Cost of revenues for the third quarter of fiscal 2000 was $275 million compared to $598 million for the third quarter of fiscal 1999. The dollar decrease was primarily due to a decrease in the terrestrial CDMA wireless consumer product costs as a result of the sale of the business in February 2000, a decrease in the terrestrial CDMA wireless infrastructure product costs related to the sale of this business in May 1999, and a reduction in the unit cost of integrated circuits, offset by an increase in CDMA integrated circuits unit volume. Cost of revenues decreased as a percentage of revenues to 39% in the third quarter of fiscal 2000 from 60% in the third quarter of fiscal 1999. This is primarily due to higher revenues from high margin integrated circuits and software, royalties, OmniTRACS unit sales and messaging services, offset by lower revenues from lower gross margin terrestrial CDMA wireless phones and infrastructure.

    For the third quarter of fiscal 2000, research and development expenses were $81 million or 11% of revenues, compared to $94 million or 9% of revenues for the third quarter of fiscal 1999. The dollar decrease was due to a decrease in terrestrial CDMA consumer product research and development as a result of the sale of this business in February 2000 and a decrease in terrestrial CDMA wireless infrastructure product research and development related to the sale of this business in May 1999, offset by increased integrated circuits product initiatives and software development efforts and new 1xEV products.

    For the third quarter of fiscal 2000, selling, general and administrative expenses were $77 million or 11% of revenues, compared to $105 million or 10% of revenues for the third quarter of fiscal 1999. The dollar decrease from the third quarter of fiscal 1999 was due to a decrease in marketing costs in terrestrial CDMA wireless consumer products as a result of the sale of the business in February 2000, and a decrease in selling, general and administrative expenses for terrestrial CDMA wireless infrastructure products as a result of the sale of this business in May 1999, partially offset by continued growth in personnel and associated overhead expenses necessary to support growth in other business operations, and increased patent, litigation and employer payroll tax on employee non-qualified stock option exercises expenses.

    Amortization of goodwill and other acquisition-related intangible assets increased to $64 million for the third quarter of fiscal 2000 compared to $0.1 million for the third quarter of fiscal 1999, primarily due to the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements--Note 2--Acquisitions."

    For the third quarter of fiscal 2000, there were no other operating expenses. During the third quarter of fiscal 1999, the Company recorded a $6 million charge to reflect the difference between the carrying value of the net assets sold to Ericsson and the net consideration received, a $22 million charge to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, and $74 million in compensation benefits provided to employees transferred to Ericsson. See "Notes to Condensed Consolidated Financial Statements--Note 8--Disposition of Assets and Other Charges."

    Net investment income was $64 million in the third quarter of fiscal 2000 compared to a $5 million expense, net for the third quarter of fiscal 1999. The increase was primarily due to interest earned on higher cash balances, interest earned on Globalstar and other finance receivables and changes in the estimate of amounts collectible under certain finance receivables as a result of a letter of credit provided to backstop those receivables. See "Notes to Condensed Consolidated Financial Statements--Note 6--Investments in Other Entities."

    For the third quarter of fiscal 2000, there were no distributions on Trust Convertible Preferred Securities expenses, compared to $10 million for the third quarter of fiscal 1999, as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock. See "Liquidity and Capital Resources."

    Income tax expense was $127 million for the third quarter of fiscal 2000 compared to $32 million for the third quarter of fiscal 1999. The annual effective tax rate is currently estimated to be 45% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate is primarily a result of higher pretax earnings, non-deductible charges for purchased in-process technology and amortization of goodwill.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL 1999

    Total revenues for the first nine months of fiscal 2000 were $2.561 billion compared to $2.878 billion for the first nine months of fiscal 1999. The decrease in revenue for the first nine months of fiscal 2000 was primarily due to a decrease in the terrestrial CDMA consumer product revenue as a result of the sale of the business in February 2000, a decrease in the terrestrial CDMA wireless infrastructure product revenue related to the sale of this business in May 1999 and a decrease in average selling prices of integrated circuits, offset by significant increases in royalty revenues and in sales of CDMA integrated circuits. Revenue from one South Korean customer, Samsung Electronics Company, by the QCT and QTL segments comprised 11% of total revenues in the first nine months of fiscal 2000.

    Cost of revenues for the first nine months of fiscal 2000 was $1.274 billion compared to $1.864 billion for the first nine months of fiscal 1999. The dollar decrease was primarily due to a decrease in the terrestrial CDMA wireless consumer phone product costs as a result of the sale of the business in February 2000, a decrease in the terrestrial CDMA wireless infrastructure product costs related to the sale of this business in May 1999, and a reduction in the unit cost of integrated circuits, offset by an increase in CDMA integrated circuits unit volume. Cost of revenues decreased as a percentage of revenues to 50% in the first nine months of fiscal 2000 from 65% in the first nine months of fiscal 1999. This is primarily due to higher revenues from high margin integrated circuits and software, royalties, offset by lower revenues from lower gross margin terrestrial CDMA phones and infrastructure.

    For the first nine months of fiscal 2000, research and development expenses were $254 million or 10% of revenues, compared to $297 million or 10% of revenues for the first nine months of fiscal 1999. The dollar decrease was due to a decrease in terrestrial CDMA wireless infrastructure product research and development as a result of the sale of this business in May 1999, offset by increased integrated circuits product initiatives and software development efforts and new 1xEV products.

    For the first nine months of fiscal 2000, selling, general and administrative expenses were $276 million or 11% of revenues, compared to $330 million or 11% of revenues for the first nine months of fiscal 1999. The dollar decrease from the first nine months of fiscal 1999 was due to a decrease in marketing costs in terrestrial CDMA wireless consumer phone products as a result of the sale of the business in February 2000 and a decrease in selling, general and administrative expenses for terrestrial CDMA wireless infrastructure products as a result of the sale of this business in May 1999, partially offset by continued growth in personnel and associated overhead expenses necessary to support other growing business operations and increased patent, litigation, employer payroll tax on employee non-qualified stock option exercises and investor relations expenses.

    Amortization of goodwill and other acquisition-related intangible assets increased to $84 million for the first nine months of fiscal 2000 compared to $1 million for the first nine months of fiscal 1999, primarily due to the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements--Note 2--Acquisitions."

    Purchased in-process technology of $60 million in the first nine months of fiscal 2000 resulted from the acquisition of SnapTrack. See "Notes to Condensed Consolidated Financial Statements--Note 2--Acquisitions."

    For the first nine months of fiscal 2000, other operating expenses were $64 million, compared to $205 million in the first nine months of fiscal 1999. Other operating expenses during the first nine months of fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs. During the first nine months of fiscal 1999, the Company recorded $66 million in charges to reflect the difference between the carrying value of the net assets to be sold to Ericsson and the net consideration received and various license and settlement agreements in connection therewith, $43 million in charges to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, $15 million in restructuring charges and $74 million in compensation benefits provided to employees transferred to Ericsson. See "Notes to Condensed Consolidated Financial
Statements--Note 8--Disposition of Assets and Other Charges."

    Interest expense was $4 million for the first nine months of fiscal 2000, compared to $11 million for the first nine months of fiscal 1999. The decrease was due to decreased bank borrowings by QPE and the subsequent payoff and cancellation of the QPE bank lines of credit in February 2000.

    Net investment income was $434 million in the first nine months of fiscal 2000 compared to $9 million for the first nine months of fiscal 1999. The increase was primarily due to a $270 million realized gain on the sale of marketable securities, interest earned on higher cash balances, interest earned on Globalstar and other finance receivables, changes in the estimate of amounts collectible under the Globalstar contracts and changes in the estimate of amounts collectible under certain finance receivables as a result of a letter of credit provided to backstop those receivables. See "Notes to Condensed Consolidated Financial Statements--Note 6--Investment in Other Entities."

    Distributions on Trust Convertible Preferred Securities decreased to
$13 million for the first nine months of fiscal 2000 compared to $29 million for the first nine months of fiscal 1999 as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities outstanding into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock. See "Liquidity and Capital Resources."

    During the first nine months of fiscal 2000, the Company recorded
$3 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz (see "Notes to Condensed Consolidated Financial Statements--Note 10--Commitments and Contingencies"), offset by a $3 million release of non-operating reserves due to a settlement. During the first nine months of fiscal 1999, the Company recorded $53 million in non-operating charges, including $37 million related to the Ericsson transaction and $15 million related to the write-off of non-operating assets.

    Income tax expense was $431 million for the first nine months of 2000 compared to $32 million for the first nine months of 1999. The Company's income tax provisions for the first nine months of fiscal 2000 and 1999 reflect adjustments for the retroactive reinstatements of the R&D tax credit.

QUALCOMM SEGMENT RESULTS FOR THE THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

    The following should be read in conjunction with the third quarter financial results of fiscal 2000 for each reporting segment. See "Notes to Condensed Consolidated Financial Statements--Note 11--Segment Information."

CDMA TECHNOLOGIES SEGMENT ("QCT")

    The QCT segment is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system and applications software solutions for voice and data communications products and services. QCT's CDMA-based products include system software and base-band, radio frequency, intermediate frequency, and power amplification integrated circuit products for wireless handset manufacturers. For wireless infrastructure manufacturers, QCT offers base-band integrated circuit products and system software solutions which provide wireless-standards compliant processing of voice and data signals to and from wireless handsets. QCT provides reference designs and system design tools that enable manufactures to customize their product features and user interface, integrate CDMA-based solutions with other components incorporated into their product and test inter-operability with existing and planned standardized CDMA networks.

    QCT segment revenues for the third quarter of fiscal 2000 were $338 million compared to $318 million for the third quarter of fiscal 1999. Earnings before taxes for the third quarter of fiscal 2000 were $110 million compared to $129 million for the third quarter of fiscal 1999. Revenue growth was primarily due to increased customer demand for CDMA chipsets in the United States, Korea, and Japan, offset by a decrease in average selling prices of integrated circuits. The decrease in earnings before taxes was due to increased research and development related to integrated circuit product initiatives, including new 1xEV products, and software development efforts. Approximately 15 million MSM integrated circuits were sold during the third quarter of fiscal 2000, compared to 11 million in the third quarter of fiscal 1999. As previously announced, based on recent feedback from South Korean customers and operators, the Company may experience lower integrated circuit shipments in the fourth quarter of fiscal 2000 due to an anticipated decrease in domestic South Korean phone sales related to the elimination of phone subsidies. The Company expects cell site modem ("CSM") infrastructure chip shipments to decline in the fourth quarter of fiscal 2000 compared to the third quarter of fiscal 2000; CSM chip shipment volumes are inconsistent, and third quarter shipments were high.

TECHNOLOGY LICENSING SEGMENT ("QTL")

    QTL licenses third parties to design, manufacture and sell products incorporating the Company's technologies.

    QTL segment revenues for the third quarter of fiscal 2000 were $174 million compared to $126 million for the third quarter of fiscal 1999. Earnings before taxes for the third quarter of fiscal 2000 were $152 million compared to $113 million for the third quarter of fiscal 1999. Growth in revenue and earnings before taxes was primarily due to additional license fees and royalties received from licensees resulting from an increase in worldwide demand for CDMA products. Based on the anticipated decrease in domestic South Korean phone sales related to the elimination of phone subsidies, the Company may experience lower royalty revenue in the fourth quarter of fiscal 2000.

WIRELESS SYSTEMS SEGMENT ("QWS")

    QWS designs, manufactures, markets and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment, and services to transportation companies.

    QWS segment revenues for the third quarter of fiscal 2000 were $167 million compared to $228 million for the third quarter of fiscal 1999. Earnings before taxes for the third quarter of fiscal 2000 were $65 million compared to $8 million for the third quarter of fiscal 1999. Revenues decreased due to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson and the completion of the production and sale of Globalstar gateways, offset by increased OmniTRACS domestic and international unit demand and messaging revenue due to an increase in the customer base and increased Globalstar phone sales. The Company shipped approximately 14,000 OmniTRACS and other related communication systems during the third quarter of fiscal 2000, compared to approximately 12,000 in the third quarter of fiscal 1999. The Company shipped approximately 31,000 Globalstar phones in the third quarter of fiscal 2000, for a cumulative total of over 71,000 Globalstar phone shipments since production began in September 1999.

    Earnings before taxes increased due to the sale of certain assets related to the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson and an increase in interest income and fees on finance receivables. (See "Notes to Condensed Consolidated Financial Statements--Note 6--Investments in Other Entities.") During the first nine months of fiscal 2000, the Company recognized previously unamortized loan fees in connection with the pay off and cancellation of certain credit facilities, including the Leap facility. See "Notes to Condensed Consolidated Financial Statements--Note 4--Investments."

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that its cash and cash equivalents and marketable securities balances of $2.268 billion at June 25, 2000, including interest earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and other commitments. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance.

    On July 25, 2000, QUALCOMM announced that it will spin-off a business consisting primarily of its integrated circuit and system software solutions business.

    The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The facility expires in March 2001 and may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the facility. The facility includes certain restrictive financial and operating covenants. At June 25, 2000, there were no amounts or letters of credit issued or outstanding under the facility.

    In the first nine months of fiscal 2000, $575 million in cash was provided by operating activities, compared to $168 million in cash provided by operating activities in the first nine months of fiscal 1999. Cash provided by operating activities in the first nine months of fiscal 2000 includes $987 million of net cash flow provided by operations offset by $412 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income resulting from improved gross margins and investment income. Net working capital requirements of $412 million primarily reflect increases in finance receivables and a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. The increase in finance receivables in the first nine months of fiscal 2000 resulted from the financing of contract payments under the development agreement with Globalstar and customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and the decrease in accounts payable and accrued liabilities and accounts receivable is primarily attributed to the sale of the terrestrial-based CDMA wireless consumer products business.

    In the first nine months of fiscal 2000, $521 million in cash was used by the Company in investing activities, including $248 million for business acquisitions and investments in entities in which the Company holds less than a 50% interest, the issuance of $202 million in notes receivable, $408 million in net purchases of marketable securities and $144 million in capital expenditures, offset by $247 million in proceeds from the sale of the terrestrial CDMA wireless consumer products business. The Company is increasing its strategic investment activities to promote the worldwide adoption of CDMA technology products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. The Company generally invests in start-up companies that have developed or are developing innovative technologies for the wireless industry, venture firms that invest in similar start-up companies and CDMA carrier companies. The Company expects to continue making significant investments in other entities.

    In the first nine months of fiscal 2000, the Company's financing activities used $6 million, including $112 million in net repayments under bank lines of credit, offset by $109 million from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first nine months of fiscal 1999, the Company's financing activities provided net cash of $127 million.

    Information regarding the Company's financial commitments at March 26, 2000 is provided in the Notes to the Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements--Note 3--Composition of Certain Balance Sheet Captions, Note 6--Investments in Other Entities, and
Note 10--Commitments and Contingencies."

YEAR 2000

    The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of July 24, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

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

    As a result of the Y2K Project, the Company identified and corrected several system issues. In addition, the Company received other benefits from the Y2K Project, including acceleration of the development of alternative sourcing for our supply base risk mitigation plans which are valid and beneficial to long term supply assurance, refinement of the Company's Disaster Recovery Plan, improvement of diagnostic procedures for core information technology services and asset management, and establishment of a more consistent computer desktop environment which should ultimately reduce support costs.

FUTURE ACCOUNTING REQUIREMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operation.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Financial market risks related to interest rates, foreign currency exchange rates and equity price risks on investments held by the Company are described in the Company's 1999 Annual Report on Form 10-K. The recorded value of available-for-sale securities increased from $190 million at September 26, 1999 to $633 million at June 25, 2000. The available-for-sale securities subject the Company to equity price risk. At June 25, 2000, there have been no other material changes to the market risks described at September 26, 1999. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements--Note 10--Commitments and Contingencies." The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.30   Credit Agreement dated as of May 5, 2000 between Globalstar,
        L.P. and the Registrant. (1)

27.0    Financial Data Schedule.

    (b) Reports on Form 8-K
       Report on Form 8-K/A dated April 11, 2000, amending the Form 8-K dated March 15, 2000, containing information relating to the acquisition of SnapTrack, Inc. among QUALCOMM Incorporated, Falcon Acquisition Company, wholly-owned subsidiary of QUALCOMM, and SnapTrack, Inc.

------------------------

(1) Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2000 filed by Globalstar Telecommunications Limited.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QUALCOMM INCORPORATED

                                                          /S/ ANTHONY S. THORNLEY
                                               ---------------------------------------------
                                                            Anthony S. Thornley
                                                 EXECUTIVE VICE PRESIDENT & CHIEF FINANCIAL
                                                                  OFFICER

Dated: July 24, 2000