Form 10-K
period 2000-09-24
QUALCOMM INC/DE
filed 2000-11-03
CIK 804328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

                                ----------------



                (MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ________ TO ________ .



                         COMMISSION FILE NUMBER 0-19528



                              QUALCOMM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                   DELAWARE                               95-3685934
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

             5775 MOREHOUSE DRIVE
            SAN DIEGO, CALIFORNIA                         92121-1714
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 587-1121

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

===============================================================================

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2000 was $45,528,642,556.*

    The number of shares outstanding of the registrant's Common Stock was 748,425,359 as of October 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2001 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended September 24, 2000








-------------------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at October 31, 2000. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

                              QUALCOMM INCORPORATED
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                      INDEX


                                                                                    PAGE

                                     PART I


Item 1.     Business.................................................................1

            Overview.................................................................1

            Recent Developments......................................................2

            Wireless Telecommunications Industry Overview............................3

            The Evolution of Wireless Standards......................................4

            Strategy.................................................................5

            Operating Segments.......................................................6

            Strategic Alliances and Joint Ventures..................................10

            Research and Development................................................10

            Sales and Marketing.....................................................10

            Competition.............................................................10

            Patents, Trademarks and Trade Secrets...................................12

            Employees...............................................................15

            Executive Officers......................................................15

            Risk Factors............................................................17

Item 2.     Properties..............................................................28

Item 3.     Legal Proceedings.......................................................28

Item 4.     Submission of Matters to a Vote of Security Holders.....................30

                               PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matter....31

Item 6.     Selected Consolidated Financial Data....................................32

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation....................................................33

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...............41

Item 8.     Financial Statements and Supplementary Data.............................43

Item 9.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure....................................................43

                               PART III

Item 10.    Directors and Executive Officers of the Registrant......................44

Item 11.    Executive Compensation..................................................44

Item 12.    Security Ownership of Certain Beneficial Owners and Management..........44

Item 13.    Certain Relationships and Related Transactions..........................44

                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........45


                           TRADEMARKS AND TRADE NAMES

    QUALCOMM-Registered Trademark-, QUALCOMM Wireless Business Solutions-Registered Trademark-, OmniTRACS-Registered Trademark-, TruckMAIL-Registered Trademark-, OmniExpress-TM-, LINQ-TM-, Eudora-Registered Trademark-, HDR, QCP-Registered Trademark-, QCT-Registered Trademark-, MSM3000-TM-, MSM3300-TM-, MSM5000-TM-, CSM5000-TM-, gpsOne and SnapTrack are trademarks and/or service marks of the Company. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, OmniTRACS, eQCOM, QUALCOMM CDMA Technologies, QCT, SnapTrack, QUALCOMM Wireless Systems, QWS, QUALCOMM Digital Media, QDM, Eudora, QUALCOMM Consumer Products and QCP are trade names of the Company.

    QUALCOMM Personal Electronics and QPE are trademarks, service marks and trade names of QUALCOMM Personal Electronics. Wingcast is a trademark, service mark and/or trade name of Wingcast LLC.

    cdmaOne-TM- is a trademark of the CDMA Development Group. cdma2000 is a service mark and certification mark of the Telecommunications Industry Association. Globalstar-TM- is a trademark and service mark of Globalstar, L.P.

    All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

                                     PART I

ITEM 1. BUSINESS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: potential declines in the rate of growth in the Code Division Multiple Access (CDMA) subscriber base; risks associated with the scale-up, acceptance and operations of CDMA systems, including high data rate, now known as 1xEV (previously HDR), and 3G technology; potential component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue, including investments in new ventures and operators, and the proposed spin-off of its integrated circuit and system software business; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of the Globalstar business; developments in current or future litigation; the ability to develop and introduce cost effective new products in a timely manner; the Company's ability to effectively manage growth; the intense competition in the wireless communications industry; risks associated with the timing and collection of license fees and royalties; risk associated with international business activities; and risks related to accounts receivable and finance receivables, as well as the other risks detailed in this Form 10-K. The Company's consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries of the Company.

    QUALCOMM was incorporated in 1985 under the laws of the state of California. In 1991, QUALCOMM reincorporated in the state of Delaware.

OVERVIEW

    Since first proposing CDMA technology to the wireless industry in 1989, QUALCOMM has been widely recognized as the pioneer of CDMA technology for wireless applications. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company also has contracts with Globalstar L.P. (Globalstar) to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services. Globalstar was formed to design, construct and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System).

    QUALCOMM is also a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software solutions for voice and data communications products and services. QUALCOMM's CDMA-based products include system software and baseband, radio frequency, intermediate frequency, and power amplification integrated circuit products for manufacturers of wireless handsets. For manufacturers of wireless infrastructure equipment, QUALCOMM offers baseband integrated circuit products and system software solutions for processing voice and data signals to and from wireless handsets in compliance with each of the leading CDMA-based wireless communications standards. In July 2000, QUALCOMM announced that it is planning to spin-off its integrated circuit and system software solutions business. The separation will create two separate companies and is designed to speed the worldwide growth and development of CDMA wireless voice and data markets. The new company, QUALCOMM Spinco, Inc. (Spinco), will focus on developing and delivering innovative wireless communications integrated circuits and system software solutions for the world's leading handset and infrastructure manufacturers.

    The Company's CDMA technology has been adopted as a worldwide standard for digital cellular, Personal Communications Services (PCS) and other wireless services. Wireless networks based on the Company's current implementation of CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development in more than 41 countries around the world, with 27 countries already in commercial deployments. In August 2000, the CDMA Development Group reported that as of June 2000 CDMA carriers had over 65 million commercial subscribers worldwide. The latest figures demonstrate CDMA's market success in the Asia Pacific region and rapid growth throughout Latin America, further solidifying the technology's position as one of the top two wireless standards. From June 1999 to June 2000, CDMA subscribers increased 96 percent reaching more than 23 million subscribers in North America, while the Asia Pacific region maintained its leading position with 33 million subscribers. Latin America, including South and Central America, and the Caribbean experienced the strongest growth by increasing 346 percent to 9 million subscribers.

    QUALCOMM continues to invest in research and development projects focused on improving current CDMA applications and products. QUALCOMM is developing and commercializing 3G CDMA technology and products compatible with multiple wireless technologies (multi-mode products) to enable worldwide roaming. QUALCOMM is also developing and commercializing 1xEV wireless communication technology to enable the increase in mobile Internet usage and wireless multimedia applications. The Company believes 1xEV technology will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber line, cable, and satellite networks. 1xEV technology is designed to enable existing wireless operators and future CDMA third-generation service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same base station.

    QUALCOMM intends to continue to actively support the rapid deployment of CDMA-based systems and technologies and the growing demand for high speed, high capacity, wireless data and Internet access enabled by CDMA technology to grow its royalty revenues and integrated circuit and software sales. The Company plans to continue to broadly grant royalty-bearing licenses under its technology and patents for CDMA and other wireless applications, build upon its industry leading position in data applications and mobile data services for the transportation industry, continue its Eudora and Government Systems lines of business, and create new businesses, such as the Digital Cinema system currently under development.

    The Company has and will continue to increase its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. In general, the Company enters into strategic relationships with CDMA carriers and companies that have developed or are developing innovative technologies or products for the wireless industry. QUALCOMM enters into joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. Also, QUALCOMM provides financing to facilitate the marketing and sale of CDMA equipment by licensed manufacturers and makes investments in entities such as venture funds or incubators focused on the wireless market.

    The Company also has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services. It is possible that the anticipated market for the Globalstar System will not develop. Globalstar may need to raise additional funds in order to maintain and sustain the system at planned levels. If the ramp up of service is significantly delayed, a significant proportion of Globalstar's debt service requirements will become due before Globalstar has positive cash flow, which will increase the amount of money Globalstar needs.

    As of September 24, 2000, the Company has approximately $618 million in net asset exposure related to its business with Globalstar, including receivables, inventory, deferred costs, unearned revenues and investment related assets. The value of the Company's investment in and future business with Globalstar, as well as its ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System.

RECENT DEVELOPMENTS

    In July 2000, Ford Motor Company and QUALCOMM announced the creation of a new company, Wingcast LLC (Wingcast), that will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, of which $75 million is payable in cash and $50 million is payable in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast services.

    In June 2000, the Federal Communications Commission (FCC) awarded a $125 million Auction Discount Voucher (ADV) to QUALCOMM to use in any FCC spectrum auction for one or more licenses over a period of up to three years. Fully transferable, the ADV may be used in whole or in part by any entity in any auction, including those in which QUALCOMM is not a participant. The FCC award is in response to a July 1999 U.S. Court of Appeals decision in which the FCC was ordered to designate QUALCOMM a "pioneer" under the Commission's Pioneer's Preference program, and grant QUALCOMM spectrum forthwith. The FCC awarded the ADV to QUALCOMM in lieu of granting spectrum. The FCC has scheduled two auctions, one in the 700 MHz band and one for licenses reclaimed from former C-block license holders, over the next several months. The Company is currently exploring opportunities to participate in these auctions directly or through a partnership or consortium with other parties or to sell the ADV to a third party. The Company will record the realized value of the ADV if it is sold.

    In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the market value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million.

    In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera Wireless (Kyocera). Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuits and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $242 million, including interest, during fiscal 2000 for the net assets sold.

    As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. In addition, selected employees of QUALCOMM Personal Electronics (QPE), a 51% owned consolidated subsidiary of the Company and manufacturer of phones for QUALCOMM, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements.

WIRELESS TELECOMMUNICATIONS INDUSTRY OVERVIEW

    Wireless communications equipment and services have enjoyed tremendous growth worldwide in both numbers of subscribers and subscriber usage. International Data Corporation (IDC) estimates that between 1998 and 2000 the number of worldwide wireless subscribers increased from approximately 303.5 million to 557.5 million and estimates that there will be approximately 1.1 billion subscribers by the end of 2003. Growth in the market for wireless communications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for this increasing demand, including:

     - an increasingly mobile workforce with increased need for wireless voice communications;

     - lower cost of service, including flat-rate and bundled long-distance call pricing plans;

     - wireless networks becoming the primary telecommunications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks;

     - regulatory environments worldwide favoring increased competition in wireless communications; and

     - increased privacy, call clarity and security of digital networks based on digital second-generation wireless technology standards.

    In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing wireless data services, including wireless access to the Internet and position location services. According to IDC, the number of Internet users will grow from 144 million at the end of 1998 to 602 million by 2003, which the Company expects will result in significant demand for access to the Internet through wireless networks. The Company believes wireless technology standards enabling faster data transmission rates and the introduction of Internet-enabled handsets will facilitate mobile Internet access and accelerate the proliferation of Internet use on a global basis. IDC estimates that by 2003, over 40 million people will have wireless Internet browsing capabilities, growing from less than 1.2 million in 1998. In addition, IDC predicts the total value of wireless Internet services, including access services provided by wireless operators, will increase from $4.3 billion in 1998 to more than $38.1 billion by 2003, representing a compound annual growth rate of nearly 55%. Critical to the adoption of wireless Internet devices and services is high-speed data connectivity, which is driving the evolution of wireless standards. The Company expects that the spread of high-speed, cost-effective Internet access will encourage the development of other remote supervision, position location and telemetry applications.

THE EVOLUTION OF WIRELESS STANDARDS

    The significant growth in wireless penetration worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless communications technology standards have been established.

    FIRST GENERATION. The first generation wireless communications standard, widely deployed in the late 1980s, was based on analog technology. While this generation helped fuel the adoption of wireless communications usage, the technology is characterized by inherent capacity limitations, minimal data transfer capabilities, low security, inconsistent service levels and significant power consumption.

    SECOND GENERATION. As the deployment of cellular phone systems grew, the limitations of analog technology drove the development of second generation, digital-based technology standards. Second generation digital technology provides for significantly enhanced efficiency within a broadcast spectrum as well as greatly increased capacity compared to analog systems. Second generation technologies also enabled numerous enhanced services, including paging, e-mail and facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. The three main second-generation digital technologies are CDMA, called cdmaOne or IS-95A/B, which was developed by QUALCOMM, TDMA and GSM, a form of TDMA.

    CDMA. CDMA technology, developed and patented by QUALCOMM, offers 10 to 20 times the capacity of analog systems and more than three times the capacity of TDMA-based systems, through more efficient utilization of wireless operators' licensed spectrum. Some of the advantages of CDMA technology over both analog and TDMA-based technologies include:

     - ENHANCED VOICE QUALITY. CDMA technology provides significantly greater voice quality than analog and other digital technologies.

     - ENHANCED CALL SECURITY. CDMA transmissions are encrypted, making them virtually impossible to decipher without having the appropriate code to retrieve a transmission.

     - INCREASED NETWORK CAPACITY. CDMA permits wireless networks to handle a significantly greater number of calls than other digital technologies, including TDMA, due in part to its efficient use of spectrum.

     - FEWER DROPPED CALLS. While other digital technologies employ an abrupt handoff of calls as the user travels between base stations or "cells," CDMA technology employs "soft handoffs," maintaining multiple connections to base stations as a user travels between coverage areas.

     - COMPATIBILITY WITH INTERNET PROTOCOLS. CDMA technology is more compatible with Internet protocols than other digital technologies.

     - LOWER POWER AND EXTENDED TALK TIME. The average transmitted power required for CDMA is typically reduced from one-twenty-fifth to one-thousandth of the power required for analog systems. Lower average transmitted power results in longer talk time and lighter weight, lower cost portable phones.

     - LOWER INFRASTRUCTURE COSTS AND EASIER TRANSITION. CDMA systems can achieve the same level of coverage as the current analog or TDMA/GSM-based systems using fewer cells, reducing overall infrastructure cost and the subsequent maintenance cost of CDMA systems.

    THIRD-GENERATION TECHNOLOGY. As demand for wireless networks that carry both data and voice traffic at faster speeds has increased significantly, several 3G wireless standards have been proposed to the International Telecommunications Union (ITU) by a variety of companies and alliances. These proposals include both CDMA and TDMA-based technologies. The ITU, based in Geneva, Switzerland, is an international union that determines which technology or technologies will be established as 3G standards. A technology standard selected for 3G must efficiently support significantly increased data speeds and capacity over limited spectrum bandwidth, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location and mobile multimedia Web browsing, including music and video downloads.

    CDMA-BASED 3G TECHNOLOGY. A 3G standard encompassing three CDMA wireless modes has been adopted by the ITU. These three modes are: (1) two versions of cdma2000, or Multi-Carrier; (2) WCDMA, or Direct Spread;

and (3) Time Division Duplex. The two versions of cdma2000 are cdma2000 1x (1.25 MHz channel) and cdma2000 3x (5 MHz channel). cdma2000 1x utilizes the same standard 1.25 MHz channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless operators' existing network equipment. The Company believes cdma2000 1x provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Additionally, cdma2000 1x initially provides peak data rates of 144 kbps, with growth to 307 kbps planned, longer battery life and position location functionality in compliance with FCC mandates for emergency 911 calls. Commercial deployment of cdma2000 1X began this fall in South Korea and is scheduled for 2001 in the U.S., making cdma2000 1x the first 3G technology to be commercially deployed. By the end of fiscal 2000, QUALCOMM's 3G licensees include Ericsson, Philips, Motorola, Lucent, Samsung, LG, Hyundai, Maxon, Hitachi, Toshiba, Sanyo, Sharp, Sony, Agilent, Advantest and Willtech. In all cases, the royalty rate paid to QUALCOMM is not dependent upon which standard is implemented in the product.

    In addition, QUALCOMM's 1xEV is currently being considered by the ITU for inclusion in the cdma2000 mode of the 3G standard. 1xEV supports peak data rates of 2.4 Mbps per second and uses the same standard 1.25 MHz channel bandwidth as existing cdmaOne systems. As a result, 1xEV is compatible with wireless operators' existing cdmaOne network equipment. Despite operating in the standard 1.25 MHz bandwidth, 1xEV supports higher data rates than WCDMA, which uses the 5 MHz channel bandwidth.

STRATEGY

    QUALCOMM's strategy is to be a leading provider of CDMA-based wireless communications technology, products and services. Elements of the Company's strategy, which are subject to change, currently include:

    CONTINUE PIONEERING ROLE IN THE DEVELOPMENT AND DEPLOYMENT OF CDMA. Since shortly after its formation in 1985, QUALCOMM has allocated substantial resources to developing, patenting and commercializing the use of CDMA technology in wireless communications applications. QUALCOMM's intellectual property portfolio has been widely recognized as being necessary for cdmaOne, cdma2000, 1xEV and WCDMA. QUALCOMM has significant engineering resources, including engineers with substantial expertise in CDMA technology. Using these resources, QUALCOMM expects to develop new CDMA-based technology, participate in the formation of new wireless communications standards and assist in deployments of working networks around the world.

    ACQUIRE COMPLEMENTARY PRODUCTS, TECHNOLOGIES OR COMPANIES. Capitalizing upon its industry insight into wireless technologies and trends, its experienced management team and its established industry relationships, QUALCOMM intends to use the cash flow generated from its royalty business to license and acquire new wireless technologies or businesses that are focused on increasing wireless usage and providing new services, products or technology that will accelerate the demand for CDMA's high-quality voice and high-speed, high-capacity wireless data.

    EXTEND QUALCOMM'S LEADING POSITION AS A COMPLETE, END-TO-END CDMA SYSTEM SOLUTIONS PROVIDER. The Company plans to invest heavily in research and development initiatives focused on extending its leadership position in the market for wireless communications products using CDMA technology. QUALCOMM has broad and unique expertise in designing and developing CDMA-based integrated circuits, as well as the software, reference designs and tools and providing technical support required to create a complete CDMA system solution. The Company believes that its ability to deliver complete solutions to its customers in both the handset and base station markets will strengthen its competitive advantage over other providers of wireless communications integrated circuits. The Company plans to further integrate additional components and functionality into a single integrated circuit to help its customers reduce product costs and size and to simplify customers' design processes. In addition, the Company will continue to provide high quality support to enable its customers to reduce their design cycles and meet their time to market objectives.

    CAPITALIZE ON THE GROWING DEMAND FOR HIGH-SPEED WIRELESS DATA AND INTERNET ACCESS. The Company intends to be the technology leader in the market for high-speed wireless data and Internet access. The Company is devoting significant research and development resources toward innovations in this area, including efforts relating to the 3G standard and 1xEV. The Company believes that high-speed data transmission offers significant growth opportunities in the wireless industry, which will enable its customers to integrate new features such as Internet access and advanced multimedia capabilities into new products.

    STRATEGIC INVESTMENTS TO DRIVE THE USAGE AND ADOPTION OF CDMA AND NEW APPLICATIONS OR MARKETS FOR CDMA. The Company's strategy is to invest in CDMA carriers, licensed device manufacturers and start-up companies that the Company believes open new markets for CDMA technology, support the design and introduction of new

CDMA-based products or possess unique capabilities or technology. Examples include the Company's investments in Korea Telecom Freetel (nationwide South Korean PCS carrier), Vesper (a Brazilian carrier) and Handspring (personal digital assistant products). Additionally, QUALCOMM has made and may continue to make investments in venture funds, incubators or other entities that have the requisite expertise, resources and networking capabilities to identify and create (or assist others in creating) products, software or technologies focused on the wireless market. For example, QUALCOMM has equity positions in Ignition and IdeaEdge.

    JOINT VENTURES WITH STRATEGIC PARTNERS. QUALCOMM has entered and will continue to enter into joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. For example, Wireless Knowledge, a joint venture with Microsoft, was formed to provide secure, reliable wireless access to business-critical information by connecting corporate resources to any wireless device. Wingcast, a joint venture with Ford Motor Company, will deliver wireless mobility services into cars and trucks. QUALCOMM expects to continue to form such strategic alliances in the future.

    CDMA EQUIPMENT FINANCING. To facilitate the marketing and sale of CDMA equipment by licensed manufacturers, QUALCOMM has provided, and may continue to provide, equipment financing either directly to CDMA carriers or to licensed manufacturers on commercially reasonable terms. By providing such financing, QUALCOMM expects not only to receive a reasonable return on its investment, but also to ensure the deployment of CDMA networks, which in turn results in increased royalty revenue as the networks are deployed and built out. QUALCOMM has provided equipment financing to Ericsson on a shared basis with respect to their sale of CDMA infrastructure in Brazil, Mexico and elsewhere.

OPERATING SEGMENTS

CDMA TECHNOLOGIES SEGMENT (QCT)

    QCT is the leading developer and supplier of CDMA-based integrated circuits and system software solutions for wireless voice and data communications products. QCT offers complete system solutions including software and integrated circuits for wireless handsets and infrastructure equipment. This complete system solution approach provides customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. QCT provides integrated circuits and system software solutions to many of the world's leading wireless handset and infrastructure manufacturers. Through fiscal year 2000, QCT has shipped integrated circuit solutions for more than 118 million CDMA handsets worldwide.

    QCT supports both wireless handset and infrastructure manufacturers. For wireless handset manufacturers, QCT's products include system software and baseband, radio frequency, intermediate frequency, and power amplification integrated circuit products. These robust, highly integrated solutions enable manufacturers to design very small, feature-rich handsets with longer standby times and support 1xEV services. For wireless infrastructure manufacturers, QCT offers baseband integrated circuit products and system software solutions that provide wireless standards-compliant processing of voice and data signals to and from wireless handsets. In addition to the key components in a wireless system, QCT provides its customers with system reference designs and development tools to assist in customization of features and user interfaces, integrate our solutions with components developed by others, and test interoperability with existing and planned networks. Together, the handset and infrastructure products and services form complete system solutions for wireless communications manufacturers. QCT is also closely aligned with manufacturers and operators in product planning, design specifications and development timelines.

    QCT currently utilizes several leading independent semiconductor foundries, including IBM, Motorola, Texas Instruments, Taiwan Semiconductor Manufacturing Co. and others, to manufacture all of its semiconductor products. Second sourcing for products allows the Company to better meet its customer needs and react quickly to changes in the marketplace. Through strategic partnerships with each of its foundries and an internal dedicated foundry engineering team, QCT has been able to deliver products with excellent quality and reliability.

    The Company believes it has established a significant advantage over other existing and potential providers of CDMA integrated circuits. The Company continues to lead the industry by delivering proven, leading-edge, high-quality and cost-effective solutions. With more than ten years of proven CDMA hardware and software experience, the Company has an established record of on-time delivery and comprehensive product roadmaps for future products. To date, the Company's fifth generation MSM3000 integrated circuits and system software has been selected by more than 30 handset manufacturers, leading to MSM3000-based handset availability in CDMA markets worldwide.

    The Company's next-generation cdmaOne solution, the MSM3300 integrated circuit and system software, enables the design of a new generation of CDMA handsets and data devices with rich feature sets and industry-leading performance. The MSM3300 provides advanced technologies, including gpsOne position-location technology and Bluetooth, as well as multimedia features such as Qtunes, Moving Picture Experts Group (MPEG-1) Layer-3 (MP3) player software, and Compact Media Extension (CMX) Musical Instrument Digital Interface (MIDI)-based multimedia software. Early shipment of samples of the MSM3300 began in August 2000, enabling manufacturers worldwide to begin the design of advanced wireless handsets that offer multimedia applications and power-efficient position location features in very small and cost-effective form-factors.

    The Company's gpsOne solution meets the FCC's mandate requiring wireless operators to provide the location of 911 calls (E9-1-1). The MSM3300 solution also enables a broad range of future GPS-related software and services, including navigation information, area-specific weather forecasts, traffic reports and commercial tracking services, as well as a broad range of e-commerce and entertainment applications, including localized travel and event ticket bookings, zone-based advertising and community information, and localized on-line chat and bulletin boards.

    The MSM5000 integrated circuit and system software solution is the world's first semiconductor and software implementation of 3G cdma2000 standards. The MSM5000 digital baseband solution is designed to support cdma2000 1x for operation in a single 1.25 MHz channel. The cdma2000 1x standard is fully compatible with current cdmaOne networks, allowing operators to deploy 3G networks while maintaining existing coverage for all subscribers eliminating the expense of moving to a new network. The MSM5000 features peak data rates of 153.6 kbps, provides up to a 50 percent increase in handset standby time, and is feature- and pin-compatible with the MSM3000, allowing manufacturers currently producing handsets using the MSM3000 to rapidly implement 3G cdma2000 1x handset equipment.

    In December 1999, QUALCOMM conducted successful over-the-air phone calls using the MSM5000 integrated circuits. Handset manufacturers worldwide have been receiving MSM5000 engineering samples, together with the system software and development platforms, since January 2000. Field trials of cdma2000 1x began in spring 2000 in South Korea. U.S. trials included testing and verification of the 144 kbps 3G data capabilities using QCT's MSM5000 integrated circuits and system software, and CSM5000 base station integrated circuit and system software. Commercial deployment of cdma2000 1x began this fall in South Korea and is scheduled for 2001 in the U.S.

    The Company has developed 1xEV technology designed to provide reliable, cost-effective and always-on wireless Internet access to consumers. It is fully compatible with existing cdmaOne and 3G cdma2000 mode technologies, and is being standardized as part of the cdma2000 mode of the 3G standard. The 1xEV's versatility allows the technology to be embedded in handsets, laptop and handheld computers, and other fixed, portable and mobile devices, enabling manufacturers to deliver products with access to services that were previously only available through wired connections to the Internet or enterprise networks. The 1xEV technology allows operators to leverage their current infrastructure investment and maintain backward compatibility with existing subscriber equipment. The Company is designing and developing an end-to-end solution in support of the industry-wide movement to standardize, develop and deploy 1xEV technology in cdmaOne networks.

    QCT's CSM5000 base station solution is the industry's first to support the cdma2000 1x standard, based on IS-2000 for CDMA base stations as specified by the ITU. The CSM5000 solution provides operators with up to twice the overall capacity of voice users over IS-95A and IS-95B systems. On-time shipments of the CSM5000 began in February 2000, and to date, fifteen infrastructure manufacturers worldwide have selected the CSM5000 solution.

TECHNOLOGY LICENSING SEGMENT (QTL)

    QUALCOMM's Technology Licensing segment generates revenue from its CDMA (e.g., cdmaOne, cdma2000, WCDMA and TD-SCDMA) license fees as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating the Company's CDMA technology. License fees are generally nonrefundable and may be paid in one or more installments. From time to time the Company may also receive an equity interest in its licensees. Ongoing royalties are nonrefundable, generally based upon a percentage of the selling price of licensed products, and are recognized as income when earned. Revenues generated from license fees and royalties are subject to quarterly and annual fluctuations. Fluctuations are the result of variations in the number of newly licensed manufacturers and the resulting license fees, product pricing and quantities of sales by the Company's licensees, the Company's ability to estimate such sales, and the impact of currency fluctuations associated with royalties generated from international licensees.

WIRELESS SYSTEMS SEGMENT (QWS)

    QUALCOMM's Wireless Systems segment is comprised of two divisions, Wireless Systems and Wireless Business Solutions. The Wireless Systems division designs, develops, manufactures, and deploys infrastructure, handset products and packet data modems for use in CDMA-based networks for the Globalstar System. The Wireless Business Solutions division designs, develops, manufactures, and sells satellite and terrestrial-based two-way data messaging, position reporting, equipment and services.

    WIRELESS SYSTEMS. In 1994, Loral Space and Communications, Ltd., QUALCOMM and other companies formed Globalstar to design, construct and operate a worldwide, low-Earth-orbit satellite-based telecommunications system, the Globalstar System. Through a constellation of 48 satellites, this system is designed to connect with existing terrestrial telecommunications systems to create a seamless global network, enabling users to call and send data to and from virtually any place in the world. The Company currently holds an approximate 6.3% interest in Globalstar through certain limited partnerships and other indirect interests.

    The Company continues to provide services and sell products under a number of development and production contracts with Globalstar. The Company's development agreement provides for the design and development of the ground communications stations (gateways) and user terminals for the Globalstar System. Under the development agreement, the Company is reimbursed for its services on a cost-plus basis. In April 1997, the Company was awarded a contract to manufacture the commercial gateways for deployment in the Globalstar System. In April 1998, the Company entered into an agreement with Globalstar and several service providers to manufacture and supply portable and fixed CDMA handsets that will operate on the Globalstar System.

    WIRELESS BUSINESS SOLUTIONS. The Company provides satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and metropolitan-based fleets. The satellite-based OmniTRACS system was first introduced in the U.S. in 1988 and is currently operating in 37 countries. In 2000, QUALCOMM introduced and launched commercial sales of its OmniExpress, a CDMA terrestrial-based system, and LINQ, a GSM terrestrial-based system. Through September 2000, the Company has sold over 360,000 OmniTRACS, TruckMAIL, OmniExpress and LINQ systems worldwide. Message transmission and position tracking for the OmniTRACS and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress and LINQ systems use wireless digital telecommunications networks for messaging transmission, and the GPS constellation for position tracking. These mobile communication systems help transportation companies and metropolitan-based fleets improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, and position reports at regular intervals and vehicle and driving performance information.

    In the U.S., the Company manufactures and sells OmniTRACS, TruckMAIL and OmniExpress mobile terminals and related software packages and provides ongoing messaging and maintenance services. Customers for U.S. operations include over 1,250 U.S. companies, primarily in the trucking industry. The Company has sold OmniTRACS products for use by private trucking fleets, service vans, ships, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Message transmissions for U.S. operations are formatted and processed at a Network Management Center (NMC) in San Diego, California operated by the Company, with a fully redundant backup NMC located in Las Vegas, Nevada. The Company estimates the NMC currently processes over six million messages and position reports per day.

    Outside of the U.S., the Company works with telecommunications companies and operators to establish the OmniTRACS concept and products in foreign markets. The OmniTRACS system is currently operating throughout Europe and in the Middle East, Argentina, Brazil, Canada, China, Japan, Mexico, and South Korea. Internationally, the Company generates revenues from the OmniTRACS system through license fees, sales of network products and terminals, messaging and service fees. OmniTRACS messaging services are provided by service providers that operate network management centers for a region under licenses granted by the Company. The Company has also launched eQCOM, a Netherlands subsidiary, to bring mobile communication products and messaging services to the European market. eQCOM has established a European-based NMC to offer the terrestrial-based LINQ messaging and position reporting service.

CONSUMER PRODUCTS SEGMENT (QCP)

    In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera. Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuits and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $242 million for the net assets sold.

    As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. In addition, selected employees of QUALCOMM Personal Electronics (QPE), a 51% owned consolidated subsidiary of the Company and manufacturer of phones for QUALCOMM, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. QUALCOMM recorded $83 million in charges during fiscal 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs.

OTHER BUSINESSES

    QUALCOMM's other businesses include Eudora and the Company's Digital Media Division. The Digital Media Division is comprised of the Government Systems and Digital Cinema businesses.

    EUDORA. The Company's multi-platform Eudora e-mail software products have millions of users worldwide. The Company provides the Eudora e-mail software to users and generates revenues from sponsor advertising within the program. QUALCOMM supports its Eudora products with an experienced application, server, and user interface development team. Approximately one million users have migrated to a recently introduced advertising-supported version of Eudora in the first seven months following its release. QUALCOMM also has developed proprietary XML-based content-serving technology that caches content into the Eudora client software. The Company also has introduced the Eudora Internet Suite, containing both a browser and e-mail client for the Palm OS.

    GOVERNMENT SYSTEMS. The Government Systems business provides wireless development, hardware and analysis expertise to U.S. Government agencies. The Company performs a variety of work for various departments and agencies of the U.S. Government involving communication-related technologies. The Company is currently nearing completion of a contract with the U.S. Government to develop CDMA terrestrial phones that operate in enhanced security modes that incorporates end-to-end encryption and a net broadcast capability. The Company is currently in discussions for an initial production contract to provide the terrestrial phones to the U.S. Government. Products from these and future development efforts would likely service a wide range of U.S. Government and potential commercial applications. In addition to the development efforts, OmniTRACS and Globalstar products and services are being marketed and sold for U.S. Government worldwide applications.

    DIGITAL CINEMA. The Company is developing an end-to-end Digital Cinema System for the delivery of motion pictures to theatres worldwide. The Digital Cinema System combines QUALCOMM's expertise in advanced image compression, electronic security, network management, integrated circuit design and satellite communications technologies and will provide a turnkey solution to the industry for the secure delivery of digitized motion pictures to theatres worldwide. QUALCOMM is marketing its system and technology to the motion picture industry and participating in the industry-wide standards setting process. In addition, QUALCOMM will promote its image compression and electronic security technologies for other potential applications within the entertainment industry including such areas as archiving, asset management and production and distribution of electronic media content in various forms. In May 2000, the Company entered into a strategic alliance with Technicolor Digital Cinema, Inc. (Technicolor) and formed a joint venture, Technicolor Digital Cinema, LLC. The venture will market the QUALCOMM Digital Cinema System and work with the motion picture industry as a technology enabler and service provider while supporting open standards for the digital delivery of motion pictures.

STRATEGIC ALLIANCES AND JOINT VENTURES

    From time to time the Company has entered and expects to continue to enter into alliances and joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. For example, Wireless Knowledge, a joint venture with Microsoft, was formed to provide secure, reliable wireless access to business critical information by connecting corporate resources to any wireless device. Wingcast, a joint venture with Ford Motor Company, will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. Technicolor Digital Cinema, a joint venture with Technicolor, will market the QUALCOMM Digital Cinema System.

    In addition, the Company has a number of strategic alliances that relate to its QCT business segment, including agreements with Ericsson, Lucent, RF Micro Devices and Symbian.

RESEARCH AND DEVELOPMENT

    The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. The Company's research and development team has a strong and proven track record of innovation in wireless technologies. Company-sponsored research and development expenditures in fiscal years 2000, 1999 and 1998 totaled approximately $340 million, $381 million and $349 million, respectively. Most of these expenditures are related to the development of CDMA technology for wireless applications including phones and infrastructure in 1998 and 1999 prior to the sale of these businesses, integrated circuit product initiatives and software development efforts and new 1xEV products. The Company intends to use its substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, the Company performs contract research and development for various government agencies and commercial contractors, including Globalstar.

SALES AND MARKETING

    QCT markets and sells products in the United States through a sales force based in San Diego, California, and internationally through a direct sales force based in South Korea, Japan, China and Germany. QCT currently has approximately 85 sales and marketing personnel. QCT sales and marketing strategy is to achieve design wins with technology leaders in its targeted markets by, among other things, providing superior field application and engineering support.

    The Wireless Business Solutions (QWBS) division of QWS markets and sells products through a sales force and partnerships based in the United States, Europe, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. QWBS currently has approximately 119 sales and marketing personnel. QWBS sales and marketing strategy is to achieve contract wins in its target markets by, among other things, providing fleet management solutions to the transportation industry and other logistics-based businesses.

    In addition, QUALCOMM has approximately 251 sales and marketing personnel focused on the balance of its product lines.

     Marketing activities include participation in technical conferences, business cases, competitive analyses and other marketing collateral, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers.

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

CDMA TECHNOLOGIES SEGMENT (QCT)

    The markets in which the Company's QCT division competes are intensely competitive. QCT competes worldwide with a number of United States and international manufacturers that are both larger and smaller than the Company in terms of resources and market share. As a result of the trend toward global expansion by foreign and domestic competitors, technological and public policy changes, and relatively low barriers to entry in the industry, the Company anticipates that additional competitors will enter this market. The Company believes that the principal competitive factors for CDMA integrated circuit providers to the Company-addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time to market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which the Company competes against alternative CDMA integrated circuit providers vary by product platform. The Company also competes against alternative wireless technologies including but not limited to GSM, TDMA and analog.

    QCT's current competitors include major semiconductor companies such as Intel, LSI Logic and Philips, as well as major telecommunication equipment companies such as Motorola and Lucent. QCT also faces competition from the in-house development efforts of many of the Company's key customers, including Samsung. QCT also faces competition from start-up ventures, several of which have begun shipping commercial products. Moreover, some of QCT's customers have licenses from the Company that allow them to manufacture and sell integrated circuits incorporating CDMA technology and may compete directly with QCT.

    The Company's competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive communications systems or develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect the QCT's results of operation, liquidity and financial position. Moreover, competitors may offer more attractive product pricing or financing terms than the Company does as a means of gaining access to the wireless markets.

    The Company has entered into royalty-bearing license arrangements with Intel, LSI Logic Corporation, Philips and PrairieComm, Inc. covering patents belonging to QUALCOMM applicable to integrated circuits. Pursuant to these arrangements, licensees are licensed to manufacture and sell cdmaOne and cdma2000 (and, in the case of Philips, WCDMA) integrated circuits to subscriber equipment licensees of the Company. To date, most subscriber equipment licensees have elected to purchase their CDMA integrated circuits and system software requirements from the Company. Under the terms of their agreements, Motorola and Lucent also have rights under Company patents to manufacture and sell CDMA integrated circuits to licensees that hold separate licenses. In every case, the right of the licensees to use or resell the licensed integrated circuits is subject to the payment of royalties to QUALCOMM on the products into which the integrated circuits are incorporated.

TECHNOLOGY LICENSING SEGMENT (QTL)

    As part of the Company's strategy to generate new licensing revenues, significant resources are allocated to develop leading edge technology for the communications industry. There are no guarantees that the Company's technologies will continue to be adopted or the Company will be able to secure patents for its technology to subsequently license. Furthermore, there are no guarantees that existing systems and applications cannot be replaced by competitors' technologies, thereby jeopardizing the Company's existing royalty and licensing revenues.

    On a worldwide basis, the Company competes primarily with two digital wireless technologies. TDMA has been deployed primarily in the U.S. and Latin America, while GSM has been extensively utilized in Europe, much of Asia and certain other markets. To date, GSM and TDMA have been more widely adopted than CDMA, and there can be no assurance that wireless service providers will select CDMA for their networks. The Company faces additional competition in the development of components for next-generation digital wireless technology and services.

WIRELESS SYSTEMS SEGMENT (QWS)

    Existing competitors offering alternatives to the Company's OmniTRACS, TruckMAIL, OmniExpress and LINQ products are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those developed or being developed by the Company. Emergence of new competitors, particularly those offering low cost terrestrial-based products, may impact margins and intensify competition in new markets.

    Currently, three handset manufacturers supply portable and fixed handsets and accessories that will operate on the Globalstar System. QUALCOMM is supplying a CDMA-based tri-mode mobile satellite phone that will operate with the Globalstar satellite and ANSI 41 terrestrial networks. Ericsson and Tellit Mobile Terminals, S.p.A. provide dual-mode phones that operate with both Globalstar satellite and GSM networks. In addition, as terrestrial-based telecommunications services expand into regions currently under served or not served by cellular operators, the Company competes directly with manufacturers of handsets for land-based systems. There is no guarantee that the Company will receive future orders to produce phones for the expansion of the Globalstar subscriber network. Failure to receive future orders could have an impact on the Company's results of operations, liquidity and financial position. QUALCOMM is also manufacturing packet data modems for the Globalstar System. Currently, QUALCOMM is the only manufacturer of these modems.

PATENTS, TRADEMARKS AND TRADE SECRETS

    The Company relies on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance its competitive position. The Company has been granted more than 400 United States patents and has over 900 patent applications pending in the United States. The vast majority of such patents and patent applications relate to the Company's CDMA digital wireless technology. The Company also has and will continue to actively file for patent protection around the world and has received CDMA patents with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, North America and elsewhere. There can be no assurance that the pending patent applications will be granted, that the Company's patents or copyrights will provide adequate protection, or that the Company's competitors will not independently develop or initiate technologies that are substantially equivalent or superior to the Company's technologies. There can also be no assurance that the confidentiality agreements upon which the Company relies to protect its trade secrets and proprietary information will be adequate. The cost of defending the Company's intellectual property has been and may continue to be significant. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies that are claimed to be important to the industry or to the Company. In addition, from time to time third parties provide the Company with copies of their patents relating to spread spectrum and other digital wireless technologies and offer licenses to such technologies, and the Company evaluates such patents and the advisability of such licenses. If any of the Company's products were found to infringe on protected technology, the Company could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If the Company is unable to license protected technology used in the Company's products or to redesign such products, the Company could be prohibited from marketing and selling such products.

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

    While the Company believes that its CDMA patent portfolio is applicable to the CDMA-based systems that have been approved by the ITU as 3G standards, there can be no assurance that such will be the case. The standards bodies and the ITU have been informed that the Company holds essential intellectual property rights for the 3G standards that are based on CDMA. The Company has committed to the ITU to license its essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.

    As part of QUALCOMM's strategy to generate licensing revenues and support worldwide adoption of its CDMA technology, the Company licenses to third parties the rights to design, manufacture and sell products utilizing its CDMA technology. The following table lists the majority of QUALCOMM's current CDMA licensees:

INFRASTRUCTURE                           SUBSCRIBER EQUIPMENT
COM DEV International, Ltd.              Acer Peripherals, Inc.                Seiko Instruments Inc.
Contela, Inc.                            AirPrime Inc.                         Sewon Co., Ltd.
ExiO Communications, Inc.                Alps Electric Co., Ltd.               Sharp Corporation
Fujitsu Limited                          Appeal Telecom Co., Ltd.              Siemens Rolm Communications Inc.
Hitachi, Ltd.                            Casio Computer Co., Ltd.              Sierra Wireless, Inc.
Hughes Network Systems, Inc.             Cherish Telecom Co., Ltd.             SK Telecom Co., Ltd.
Hyundai Electronics Industries Co.,      COM DEV International, Ltd.           Sony Corporation
   Ltd.                                  Compal Electronics, Inc.              Standard Telecom Co., Ltd.
Kisan Telecom Co., Ltd.                  Deltacom Co., Ltd.                    Synertek, Inc.
LG Information & Communications, Ltd.    Denso Corporation                     Telefonaktiebolaget LM Ericsson
Lucent Technologies Inc.                 First International Computer, Inc.    Telson Electronics Co., Ltd.
Motorola, Inc.                           Fujitsu Limited                       Telson Information & Communications
NEC Corporation                          Garmin Corporation                       Co., Ltd.
Nortel Networks Corporation              Glenayre Electronics, Inc.            Tellus Technology
Samsung Electronics Co.                  GTRAN Incorporated                    Toshiba Corporation
Telefonaktiebolaget LM Ericsson          Haitai Electronics Co., Ltd           Uniden Corporation
                                         Handspring, Inc.                      United Computer & Telecommunication,
CABLE AND REPEATERS                      Hanwha Corporation                       Inc.
CI Wireless                              Hitachi, Ltd.                         Wide Telecom Co., Ltd.
Transcept                                Hughes Network Systems, Inc.          YISO Telecom Co., Ltd.
                                         Hyundai Electronics Industries Co.
TEST EQUIPMENT                              Ltd.                               SUBSCRIBER EQUIPMENT (GLOBALSTAR)
Advantest Corporation                    Kenwood Corporation                   Telefonaktiebolaget LM Ericsson
Agilent Technologies, Inc.               Kokusai Electric Co., Ltd.            Tellit Mobile Terminals S.p.A.
Allen Telecom Group                      Koninklijke Philips Electronics N.V.
Ando Electric Co., Ltd.                  Kyocera Corporation                   ASICS
Anritsu Corporation                      LG Information & Communications,      DSP Communications, Inc. (a wholly
Comarco Wireless Technologies, Inc.         Ltd.                                  owned subsidiary of Intel
Grayson Electronics Company              LG Electronics Inc.                      Corporation)
Hewlett-Packard Company                  Lucent Technologies Inc.              Koninklijke Philips Electronics N.V.
IFR Systems, Inc.                        Matsushita Communication Industrial   LSI Logic Corporation
Japan Radio Co., Ltd.                       Co., Ltd.                          PrairieComm Incorporated
LCC Corporation                          Maxon Electronics Co., Ltd
Motorola, Inc.                           Mitsubishi Electric Corporation       RESEARCH & DEVELOPMENT
Racal Instruments Ltd.                   Motorola, Inc.                        Beijing Telecommunications Equipment
Rhode & Schwartz GmbH & Co.              NEC Corporation                          Factory
Rotadata Limited                         NeoPoint, Inc.                        Chunghwa Telecom Laboratories
Sage Instruments                         Nokia Mobile Phones Ltd.              Datang Telecom Technology Co, Ltd.
Tektronix, Inc.                          Novatel Wireless Inc.                 Eastern Communications Co., Ltd.
Telefonaktiebolaget LM Ericsson          Oki Electric Industry Co., Ltd.       Great Dragon Telecom
Wavetek GmbH                             Pantech Co., Ltd.                     Hangzhou Unitop Electric Co.
Willtech                                 Research In Motion Limited            Hisense Group Co., Ltd.
                                         Zhongxing Telecom Corporation         Huawei Technologies Co., Ltd.
                                         Samsung Electronics Co.               Langchao Group
                                         Sanyo Electric Co., Ltd.              LT Netcomm (S.H.) Co., Ltd.
                                                                               Ningbo Bird Co., Ltd.


    The Company's CDMA license agreements generally provide cross-licenses to QUALCOMM to use certain of its licensees' technology to manufacture and sell certain CDMA products. In most cases, the Company's use of its licensees' technology is royalty free. However, under some of the licenses, if the Company incorporates certain of the licensed technology into certain of its products, it is obligated to pay royalties on the sale of such products. Motorola is entitled, subject to the terms of its license agreement, to share in a percentage of third-party royalties paid by licensees to the Company. Licensees are generally required to pay the Company license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber, infrastructure, test and integrated circuits products. License fees are paid in one or more installments, while royalties generally continue throughout the life of the underlying patents.

EMPLOYEES

    As of September 24, 2000, the Company and its consolidated subsidiaries employed approximately 6,300 full-time and temporary employees.

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages as of September 24, 2000 are as follows:

    IRWIN MARK JACOBS (age 66) has served as Chairman of the board and Chief Executive Officer of QUALCOMM since it began operations in July 1985. He served as QUALCOMM's President prior to May 1992. In July 2000, he was appointed Chairman of the board of Spinco. Before joining QUALCOMM, Dr. Jacobs was Executive Vice President and a director of M/A-COM, Inc., a telecommunications company. From October 1968 to April 1985, Dr. Jacobs held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was Chairman, President and Chief Executive Officer and was at all times a director. Dr. Jacobs received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. He is a member of the National Academy of Engineering and was awarded the National Medal of Technology in 1994.

    RICHARD SULPIZIO (age 50) serves as President of QUALCOMM, a position he has held since July 1998. In July 2000, he was appointed Chief Executive Officer and a director of Spinco. He served as QUALCOMM's Chief Operating Officer since 1995. Mr. Sulpizio was President of QUALCOMM Wireless Business Solutions (formerly QUALCOMM's OmniTRACS Division) from February 1994 to August 1995. Prior to his assignment in the OmniTRACS division, he held the position of Chief Operating Officer from May 1992 to February 1994. Mr. Sulpizio joined QUALCOMM in May 1991 as Vice President, Information Systems and was promoted to Senior Vice President in September 1991. Prior to joining QUALCOMM, Mr. Sulpizio spent eight years with Unisys Corporation, a diversified computer and electronics company. He also spent ten years with Fluor Engineering and Constructors, implementing computer systems worldwide. Mr. Sulpizio holds a bachelor's degree in liberal arts from California State University, Los Angeles and a master's degree in systems management from the University of Southern California.

    ANTHONY S. THORNLEY (age 54) serves as Executive Vice President and Chief Financial Officer of QUALCOMM, and has held these positions since November 1997 and March 1994, respectively. In July 2000, he was appointed as Spinco's Interim Chief Financial Officer and Secretary. Prior to joining QUALCOMM, Mr. Thornley was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his bachelor's of science degree in chemistry from the University of Manchester, England.

    STEVEN R. ALTMAN (age 39) has served as Executive Vice President of the Company since November 1997. Mr. Altman also has also served as President of the Company's Technology Transfer and Strategic Alliance Division, which is responsible for, among other things, licensing the Company's intellectual property, since September 1995. Mr. Altman served as General Counsel of the Company since joining the Company in October 1989 through September 2000. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to joining the Company in October 1989, Mr. Altman was a business lawyer in the San Diego law firm of Gray, Cary, Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctor from the University of San Diego.

    FRANKLIN P. ANTONIO (age 48), one of the founders of the Company, has served as Executive Vice President and Chief Technical Officer of the Company since July 1996, as Senior Vice President of Engineering from September 1992 to July 1996, and as Vice President of Engineering of the Company from August 1985 to September 1992. He served as a Director of the Company from August 1985 until February 1989. Prior to joining the Company, Mr. Antonio was Assistant Vice President of Engineering of M/A-COM LINKABIT where he held various technical and management positions from May 1972 through July 1985. Mr. Antonio received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

    PAUL E. JACOBS (age 37) has served as Executive Vice President of the Company since February 2000. He is expected to assume the title of President following the spin-off of Spinco. He currently serves as a member of the board for Wireless Knowledge, Ignition Corp, and Wingcast, all of which are non-public companies. He served as President of the Consumer Products Division from February 1997 to February 2000 and as Senior Vice President of the Company and Vice President and General Manager of the Consumer Products Division from April 1995 to February 1997. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, M.S. degree in Electrical Engineering and Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

    DONALD E. SCHROCK (age 55) has served as Senior Vice President of the Company since February 1997 and President of CDMA Technologies Division since October 1997. In July 2000, he was appointed President and Chief Operating Officer and a director of Spinco. He joined QUALCOMM in January 1996 as Corporate Vice President and in June 1996 was promoted to General Manager, QCT Products Division. Prior to joining QUALCOMM, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuits Corporation. Mr. Schrock has also held positions as Vice President/Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a B.S.E.E. with honors from the University of Illinois, as well as a M.S.E.E. and Advanced Business Administration degrees from Arizona State University.

                                  RISK FACTORS

    In this Risk Factors section and elsewhere in this document, the words "we," "our," "ours" and "us" refer only to QUALCOMM Incorporated and not any other person or entity. Although we have experienced an increase in both revenues and profitability over the last several years, we have experienced and may continue to experience quarterly variability in operating results. As a result, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis in the future. You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects.

RISKS RELATED TO OUR BUSINESSES

IF OUR INDUSTRY DOES NOT BROADLY ADOPT STANDARDS BASED ON CDMA TECHNOLOGY, OR IF CDMA TECHNOLOGY IS NOT WIDELY DEPLOYED, OUR REVENUES MAY NOT GROW AS ANTICIPATED OR OUR STOCK PRICE COULD FALL.

    We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless communications applications. If the global wireless industry adopts standards for wireless communications applications that are not compatible with our CDMA patent portfolio, our growth may be limited, our revenues could decline and our stock price could fall. Industry and government participants of the International Telecommunications Union, or ITU, and regional standards development organizations are currently considering a variety of standards that may be utilized in 3G wireless networks. We are advocating the selection of 3G standards based on CDMA technology. We believe that our CDMA patent portfolio is applicable to all CDMA systems that may serve as the basis for such standards. However, we cannot assure you that the wireless industry will adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to any proposed 3G standards.

    In addition, other digital wireless technologies, particularly GSM, technology, have been more widely adopted to date than CDMA technology. If CDMA technology does not become the preferred industry standard in the countries where our products and those of our customers and licensees are sold, or if wireless service providers do not select CDMA technology for their networks, our business and financial results could suffer.

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT COULD RESULT IN SIGNIFICANT CHARGES OR MANAGEMENT DISRUPTION AND FAIL TO ENHANCE STOCKHOLDER VALUE.

    From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in July 2000 we announced the planned spin-off of Spinco, a company comprised primarily of our integrated circuits and system software solutions business. In addition, in February 2000 we completed the sale of our terrestrial wireless consumer products business to Kyocera Wireless, in May 1999 we completed the sale of our terrestrial wireless infrastructure business to Ericsson, and in September 1998 we completed the spin-off of Leap Wireless International. Over the past year we also acquired several businesses, entered into multiple joint ventures and made strategic investments in venture funds, incubators and other companies. We will continue to evaluate other potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that the spin-off of Spinco or any other such potential strategic transaction will ultimately be consummated on terms favorable to us or at all. Further, although our goal is maximize shareholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

     The market for our products and technology is characterized by many factors, including:

     -   rapid technological advances and evolving industry standards;

     -   changes in customer requirements;

     -   frequent introductions of new products and enhancements; and

     -   evolving methods of building and operating communications systems.

     Our future success will depend on our ability to continue to develop and introduce new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology, and products and technology currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, our competitive position could be damaged. In addition, new technological innovations generally require a substantial investment before they are commercially viable, and we may make substantial, non-recoverable investments in new technologies that do not result in meaningful revenues.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A LIMITED NUMBER OF CUSTOMERS AND LICENSEES. THE LOSS OF ANY ONE OF OUR MAJOR CUSTOMERS OR LICENSEES COULD REDUCE OUR REVENUES AND MAY HARM OUR ABILITY TO ACHIEVE OR SUSTAIN ACCEPTABLE LEVELS OF PROFITABILITY.

CDMA TECHNOLOGIES SEGMENT (QCT)

    Sales to Samsung Electronics Ltd., LG Information and Communications, Ltd., and Hyundai Electronics Industries Co., Ltd. comprised 39% of QCT revenue in 2000. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers and, in particular:

     -   the product requirements of these customers;

     -   the financial and operational success of these customers; and

     -   the success of these customers' products that incorporate our products.

    The loss of any one of these customers or other customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues and may harm our ability to achieve or sustain acceptable levels of profitability.

TECHNOLOGY LICENSING SEGMENT (QTL)

    Because we expect to derive a significant portion of our future revenues from royalties on shipments by our licensees, our future success depends upon the ability of our licensees to develop and introduce high volume products that achieve and sustain market acceptance. We cannot assure you that our licensees will be successful or that the demand for wireless devices will continue to increase. In addition, our license fee revenues depend on our ability to gain additional licensees within existing and new wireless communications markets. A reduction in the demand for wireless devices, our loss of key existing licensees or our failure to gain additional licensees could have a material adverse effect on our business.

WIRELESS SYSTEMS SEGMENT (QWS)

    Our sales to Globalstar accounted for 30% of QWS revenue in fiscal 2000. To remain competitive in the handset business, Globalstar must continually introduce new products on a timely basis, and it must be able to deliver such new products in sufficient quantities to meet market demand at an acceptable price. We cannot assure you that demand for Globalstar products will develop, or that we will be able to meet any such demand at competitive prices.

    Certain of our OmniTRACS, TruckMAIL, OmniExpress and LINQ contracts provide for performance guarantees to protect customers against late delivery of our products or a failure to perform. These performance guarantees generally provide for contract offsets to the extent the products are not delivered by scheduled delivery dates or the systems fail to meet specified performance criteria. We depend in part on the performance of our suppliers and strategic partners to provide products and services for the various systems that are the subject of the guarantees. Thus, timely delivery of such products and services may be outside of our control. If we are unable to meet our performance obligations, the performance guarantees could amount to a significant portion of the contract value and would reduce our product margins and harm our results of operations.

WE DEPEND UPON A LIMITED NUMBER OF THIRD PARTY MANUFACTURERS TO PRODUCE AND TEST OUR PRODUCTS. ANY DISRUPTIONS IN THE OPERATIONS OF, OR THE LOSS OF, ANY OF THESE THIRD PARTIES COULD HARM OUR ABILITY TO MEET OUR DELIVERY OBLIGATIONS TO OUR CUSTOMERS AND INCREASE OUR COST OF SALES.

CDMA TECHNOLOGIES SEGMENT (QCT)

    We subcontract all of our manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. For example, during 1999 and 2000, IBM, Motorola, Taiwan Semiconductor Manufacturing Co. and Texas Instruments were the primary manufacturer of our family of integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we then establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We have no firm long-term commitments from our manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. As a result, these manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

    Our operations also may be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers. These disruptions may include labor strikes, work stoppages, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third party manufacturer or the inability of a third party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

    In addition, one or more of our manufacturers may obtain licenses from us to manufacture CDMA integrated circuits that compete with our products. In this event, the manufacturer could elect to allocate scarce components and manufacturing capacity to its own products and reduce deliveries to us. In the event of a loss of, or a decision to change, a key third party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers.

WIRELESS SYSTEMS SEGMENT (QWS)

    Several of the critical products and services used in our existing and proposed products, including integrated circuits, flash memory chips, radio frequency components, certain custom and semi-custom very large scale integrated circuits, other sophisticated electronic parts and major subassemblies used in the OmniTRACS, TruckMAIL, OmniExpress, and LINQ and Globalstar Systems, are currently available only from single or limited sources. Our reliance and the reliance of our licensees on sole or limited source vendors involve risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, results of operations, liquidity and financial position.

OUR FINANCIAL CONDITION MAY BE HARMED IF OUR CUSTOMERS DO NOT REPAY FINANCING.

    We provide significant financing for CDMA networks. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. To the extent this financing is not repaid to us, our results of operations, liquidity and financial position could be harmed. We cannot assure you that the borrowers will not default on any financing arranged or provided by us for the purchase of our products.

    Many domestic and international wireless network operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and have limited financial resources. Due to currency fluctuations and international risks, foreign borrowers utilizing our financing may become unable to pay those debts from revenues generated from their projects that are denominated in local currency. Further, we may not be permitted to retain a security interest in any licenses held by foreign wireless operators that we finance. These licenses initially may constitute the primary asset of wireless operators.

IF GLOBALSTAR AND THE GLOBALSTAR SYSTEM ARE NOT SUCCESSFUL, OUR BUSINESS MAY BE HARMED.

    We have entered into a number of development and manufacturing contracts involving the Globalstar System. Our development agreement provides for the design and development of the ground communications stations and user terminals of the Globalstar System. The cost of installing the Globalstar System has been revised upward from the original estimate, and further increases are possible. It is possible that the anticipated market for the Globalstar System will not develop. The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies that have never been integrated into a single system for commercial use. Globalstar may encounter various problems, delays and expenses, many of which may be beyond its control, which could impair its ability to reach commercial success.

    Globalstar may need to raise additional funds in order to maintain and sustain the system at planned levels. If the ramp up of service is significantly delayed, a significant proportion of Globalstar's debt service requirements will become due before Globalstar has positive cash flow, which will increase the amount of money Globalstar needs.

    As of September 24, 2000, we had approximately $618 million in net asset exposure related to our business with Globalstar, including receivables, inventory, deferred costs, unearned revenues and investment related assets. Revenues from Globalstar accounted for approximately 7% of total revenues in fiscal 2000. The value of our investment in and future business with Globalstar, as well as our ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses, and Globalstar anticipates that its losses will increase as the system ramps up. A shortfall in Globalstar meeting its capital needs could prevent success of the Globalstar System and could adversely affect our results of operations, liquidity and financial position.

OUR BUSINESS DEPENDS ON THE AVAILABILITY OF SATELLITE AND OTHER NETWORKS FOR OUR OMNITRACS, TRUCKMAIL, OMNIEXPRESS AND LINQ SYSTEMS AND OTHER COMMUNICATION PRODUCTS.

    Our OmniTRACS and TruckMAIL systems currently operate in the U.S. market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006. Based on system capacity analysis, we believe that the U.S. OmniTRACS and TruckMAIL operations will not require additional transponder capacity in 2001. We believe that in the event additional transponder capacity would be required in fiscal 2001 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms on a timely basis. A failure to maintain adequate satellite capacity would harm our business, results of operations, liquidity and financial position.

    As a result of the commercial release of several new products in fiscal 2000, the service for these products will rely on various wireless terrestrial communication networks operated by third parties. We believe these terrestrial networks will be available for our products; however, we cannot assure you that these networks will continue to be available to us or that they will perform adequately for our needs. The unavailability or nonperformance of these network systems could harm our business.

    In addition, we are dependent upon Aeris.net and its microburst technology, which uses the control channel on the American Mobile Phone Standard (AMPS) network, for some terrestrial-based products. Should Aeris.net not maintain adequate funding to support on-going operations and agreements to provide nationwide service, our product service could be adversely affected, which could have a material adverse effect on us.

    Our Network Management Center operations are subject to the risk that a failure or natural disaster could interrupt the services and have a material adverse effect on our results of operations. For U.S. operations we maintain a fully operational network Management Center in Las Vegas, Nevada as a backup to our primary network Management Center in San Diego, California.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND SUCH ADDITIONAL FINANCING MAY NOT BE AVAILABLE.

    The design, development and commercialization of digital wireless communication technology and products is highly capital intensive. For example, we must have the ability to fund significant capital for our internal research and development efforts. In addition, wireless and satellite systems operators increasingly have required long-term financing or equity. In particular, we have substantial debt and equity funding commitments to various systems operators. In order to meet our financing needs, we may be required to raise additional funds from a combination of sources including potential debt or equity issuances. We cannot assure you that additional financing will be available on reasonable terms or at all. In addition, our credit facility places restrictions on our ability to incur additional indebtedness, which could adversely affect our ability to raise additional capital through debt financing.

OUR OPERATING RESULTS ARE SUBJECT TO SUBSTANTIAL QUARTERLY AND ANNUAL FLUCTUATIONS AND TO MARKET DOWNTURNS.

    Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Although we have had significant revenues and earnings growth in prior years, we may not be able to sustain these growth rates. Our future operating results will depend on many factors, including the following:

     - our ability to retain existing or secure anticipated customers, licensees or orders;

     -   decreases in average selling prices of our products;

     - the availability and cost of products and services from our third party suppliers;

     - our ability to develop, introduce and market new technology, products and services on a timely basis;

     - changes in the mix of technology and products developed, licensed, produced and sold;

     -   product defects;

     -   intellectual property disputes;

     -   seasonal customer demand;

     -   the general conditions of our industry, including cyclical downturns;
         and

     - the rate of adoption and acceptance of new industry standards in our target markets.

    General economic or other conditions causing a downturn in the market for our products or technology, affecting the timing of customer orders or causing cancellations or rescheduling of orders could also adversely affect our operating results. Moreover, our customers may change delivery schedules or cancel or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.

    The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline.

OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO MANAGE GROWTH IN OUR BUSINESS.

    Since 1996, our businesses have experienced periods of rapid growth that have placed, and are expected to continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls, including quality control and delivery and service capabilities. We also need to continue to expand, train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. We cannot assure you that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers and licensees.

    In addition, inaccuracies in our demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Our international expansion plans will require us to establish, manage and control operations in countries where we have limited or no operating experience. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and results of operations will be harmed.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM SALES OUTSIDE THE UNITED STATES, AND OUR INTERNATIONAL BUSINESS ACTIVITY SUBJECT US TO RISKS THAT COULD REDUCE THE DEMAND FOR OUR PRODUCTS OR THOSE OF OUR LICENSEES AND INCREASE OUR OPERATING EXPENSES.

    A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. Our revenues from international customers as a percentage of total revenues were 34% in fiscal 1998, 38% in fiscal 1999 and 47% in fiscal 2000. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by:

     -   unexpected changes in legal or regulatory requirements;

     -   cultural differences in the conduct of business;

     -   difficulty in attracting qualified personnel;

     - longer payment cycles for and greater difficulties collecting accounts receivable;

     -   export controls, tariffs and other barriers;

     -   fluctuations in currency exchange rates;

     -   nationalization, expropriation and limitations on repatriation of cash;

     -   social, economic, banking and political risks;

     -   taxation; and

     - changes in U.S. laws and policies affecting trade, foreign investment and loans.

    In addition to the general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which our customers, our licensees, and we do business. During fiscal 2000, 22% of our revenue was from customers and licensees based in South Korea. A significant downturn in the economies of Asian countries where our customers and licensees are located, particularly South Korea's economy, would materially harm our business. We also are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in South Korea the government recently limited the ability of handset manufacturers to provide subsidies on handsets to its subscribers and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea or in other countries may have additional negative impacts on our revenues.

FOREIGN CURRENCY FLUCTUATIONS COULD NEGATIVELY AFFECT FUTURE PRODUCT SALES AND HARM OUR ABILITY TO COLLECT RECEIVABLES.

    We are exposed to risk from fluctuations in foreign currencies that could impact our results of operations, liquidity and financial condition. Financial instruments held by our consolidated subsidiaries and other companies in which we invest that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Declines in currency values in selected regions may adversely affect our results of operations because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. Our trade receivables are generally dollar denominated. Accordingly, any significant change in the value of the dollar against our customers' or licensees' functional currencies could result in an increase in our customers' or licensees' cash flow requirements and could consequently affect our ability to collect receivables. Our exposure to emerging market currencies may increase as we expand into those markets.

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE HARMED BY INFLATION AND DEFLATION.

    Inflation has had and may continue to have adverse effects on the economies and securities markets of certain emerging market countries and could have adverse effects on our customers and licensees and their start-up projects in those countries, including their ability to obtain financing. Brazil, Chile, and Mexico, for example, have periodically experienced relatively high rates of inflation. Significant inflation or deflation could have a material adverse effect on our business, results of operations, liquidity and financial position.

WE ARE SUBJECT TO INTENSE COMPETITION THAT COULD RESULT IN DECLINING AVERAGE SELLING PRICES FOR OUR PRODUCTS AND DECREASE OUR CURRENT MARKET SHARE.

    We currently face significant competition in our markets and expect that intense competition will continue. Our ability to compete will be based on numerous factors, including:

     -   comprehensiveness of product and technology solutions;

     -   product performance and quality;

     -   design and engineering capabilities;

     -   compliance with industry standards;

     -   time to market;

     -   system cost; and

     -   customer support.

    This competition has resulted and is expected to continue to result in declining average royalties for our licensed intellectual property and reduced average selling prices for our products and those of our customers and licensees. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

    Our competitors include companies that promote non-CDMA technologies and companies that design CDMA integrated circuits, such as Ericsson, Intel, LSI Logic, Lucent, Motorola, Nokia, Nortel, Philips, Samsung and Siemens, all of who are our licensees. With respect to our OmniTRACS, TruckMAIL, OmniExpress, and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

    Many of these current and potential competitors have advantages over us, including:

    - existing royalty-free cross-licenses to competing and emerging technologies;

     -   longer operating histories and presence in key markets;

     -   greater name recognition;

     -   access to larger customer bases; and

     - greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have.

    As a result of these factors, these competitors may be more successful than us. In addition, we anticipate additional competitors to enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers' decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

THE ENFORCEMENT AND PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS MAY BE EXPENSIVE AND COULD DIVERT VALUABLE COMPANY RESOURCES.

    We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws. On September 16, 2000, in Irvine, California, a laptop computer containing confidential and proprietary information was stolen from Dr. Irwin M. Jacobs, our Chairman of the Board and Chief Executive Officer. Law enforcement agencies are investigating the theft. However, we cannot assure you that the confidential and proprietary information contained on the laptop computer will not be misused.

    The vast majority of our patents and patent applications relate to our CDMA digital wireless technology and much of the remainder of our patents and patent applications relate to our OmniTRACS, Globalstar and Eudora products. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations. In addition, failure to protect our trademark rights could impair our brand identity.

CLAIMS BY THIRD PARTIES THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY OR THAT PATENTS ON WHICH WE RELY ARE INVALID COULD ADVERSELY AFFECT OUR BUSINESS.

    From time to time, companies may assert patent, copyright and other intellectual proprietary rights to technologies owned by us or used in our industry generally. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any products incorporating our technology were found to infringe on protected technology, we could be required to redesign or license such technology and/or pay damages or other compensation to the infringed party. If we were unable to license protected technology used in our products, we could be prohibited from making and selling such products.

    In addition, as the number of competitors in our market increases and the functionality of products incorporating our technology is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel or cause product shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving our patents or other intellectual property, our licensees could also become the targets of litigation. This could trigger obligations on us that could result in substantial expenses. In addition to the time and expense required for us to comply with our obligations to our licensees, any such litigation could severely disrupt the business of our licensees, which in turn could hurt our relations with our licensees and cause our revenues to decrease.

    A number of third parties have claimed to own patents essential to various proposed 3G CDMA standards. If we are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

    Third parties also may commence actions seeking to establish the invalidity of our patents. In the event that a third party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable, which would harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of our technology and our licensees may be prevented from manufacturing and selling the products that incorporate such technology without obtaining a license to use a third party's technology. Even if a third party challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation.

GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

    Our products and those of our customers and licensees are subject to various Federal Communications Commission regulations in the U.S. and other international regulations. These regulations require that these products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. We are also subject to government regulations and requirements of local standards bodies outside the U.S., where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the U.S. government and other governments, or exclusion of our technology by a standards body, could have a material adverse effect on our business, results of operations, liquidity and financial position. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information.

DEFECTS IN COMPONENTS, MATERIALS OR SOFTWARE USED IN OUR PRODUCTS COULD HARM OUR ABILITY TO SUPPLY OUR PRODUCTS ON A TIMELY BASIS. SIMILAR PROBLEMS RELATED TO THE PRODUCTS OF OUR CUSTOMERS OR LICENSEES WOULD HARM OUR BUSINESS.

    Defects or impurities in the components, materials or software used by us or our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as our customers' or licensees' demand for our products, which, in turn, would reduce our revenues and may harm our ability to achieve or sustain acceptable levels of profitability. We and our customers or licensees also may experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third party manufacturers or those of our customers or licensees.

IF WE EXPERIENCE PRODUCT LIABILITY CLAIMS OR RECALLS, WE MAY INCUR SIGNIFICANT EXPENSES AND EXPERIENCE DECREASED DEMAND FOR OUR PRODUCTS.

    Testing, manufacturing, marketing and use of our products and those of our licensees and customers entails the risk of product liability. Although we believe our product liability insurance will be adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Any inability by us to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. In addition, a product liability claim or recall could harm our reputation and result in decreased demand for our products.

IF WIRELESS HANDSETS POSE HEALTH AND SAFETY RISKS, WE MAY BE SUBJECT TO NEW REGULATIONS, AND DEMAND FOR OUR PRODUCTS AND THOSE OF OUR LICENSEES AND CUSTOMERS MAY DECREASE.

    Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the U.S. as well as foreign countries.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE DESIGN, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND TECHNOLOGY.

    Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. Our key technical personnel represent a significant asset, as the source of our technological and product innovations upon which our revenues are highly dependent. The competition for these personnel is intense in the wireless telecommunications industry.

    We may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation both by our competitors and us. In addition, Spinco's separation from our company may result in significant disruption of personnel and may result in higher than normal turnover rates, including key managerial departures. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop and commercialize our products and technology. We do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel.

OUR STOCKHOLDER RIGHTS PLAN, CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

    Our certificate of incorporation provides for cumulative voting in the election of directors. In addition, our certificate of incorporation provides for a classified board of directors and includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the classified board, cumulative voting or the transaction approval. Under our bylaws, stockholders are not permitted to call special meetings of our stockholders. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

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

OUR STOCK PRICE IS VOLATILE.

    The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

     - announcements concerning us or our competitors, including the selection of wireless technology by cellular, PCS and Wireless Local Loop service providers and the timing of the roll-out of those systems;

     - receipt of substantial orders for integrated circuits and system software products;

     -   quality deficiencies in services or products;

     - announcements regarding financial developments or technological innovations;

     - international developments, such as technology mandates, political developments or changes in economic policies;

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

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

RISKS RELATED TO SPINCO'S SEPARATION FROM OUR COMPANY

Following Spinco's separation from us we may face additional risks that we do not currently face as a single company. Upon Spinco's separation from us you should consider these risks in addition to those other risks described above.

IF WE DO NOT COMPLETE OUR DISTRIBUTION OF SPINCO'S COMMON STOCK, SPINCO AND WE MAY NOT OBTAIN THE BENEFITS EXPECTED FROM THE SPIN-OFF TRANSACTION.

    We currently anticipate that we will complete our divestiture of Spinco during fiscal 2001 by distributing all of the Spinco common stock that we own to our stockholders. However, we are not obligated to do so, and it is possible that we may decide not to complete this distribution by that time or at all. Completion of the distribution is subject to, among other things, approval by our board of directors and market conditions. As a result, we and Spinco may not obtain the benefits expected as a result of the spin-off transaction, including greater strategic focus, elimination of potential conflicts with customers and better incentives for employees. In addition, until this distribution occurs, the risks discussed below relating to our control of Spinco and the potential conflicts of interest between us and Spinco will continue to be relevant.

WE AND SPINCO MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS THAT COULD HARM OUR BUSINESS OPERATIONS OR THOSE OF SPINCO.

    Conflicts of interest may arise between us and Spinco in a number of areas relating to our past and on-going relationships. There can be no guarantee that all conflicts will be resolved in a manner that is favorable to us or Spinco or that conflicts will not result in harmful consequences to our business or prospects or those of Spinco. Even if we do resolve any conflicts, the resolution may be less favorable than if we were dealing with an unaffiliated party. Furthermore, the agreements we will enter into with Spinco may be amended upon agreement between the parties. While Spinco is controlled by us, we may be able to require Spinco to agree to amendments to these agreements that may be less favorable to Spinco than the current terms of the agreement.

THE DIRECTORS, EXECUTIVE OFFICERS AND EMPLOYEES OF OUR COMPANY AND SPINCO MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR POSITIONS WITH BOTH COMPANIES AND THEIR OWNERSHIP OF BOTH COMPANIES' COMMON STOCK.

    Many of the directors, executive officers and employees of our company and Spinco have a substantial amount of their personal financial portfolios in our common stock and options to purchase our common stock, and after our distribution of Spinco common stock these individuals will have similar ownership interests in Spinco. Ownership of common stock and options to purchase common stock of both companies by these directors, officers and employees could create, or appear to create, potential conflicts of interest when these directors, officers and employees are faced with decisions that could have different implications for us and Spinco. In addition, Dr. Irwin M. Jacobs will serve as Chairman of the Board of both companies, which also could create, or appear to create, conflicts of interest.

    Spinco's financial results will be included in our consolidated financial statements prior to our distribution of Spinco's common stock to our stockholders. The directors, officers and employees who will hold positions with both companies, and who may be holders of both companies' common stock or options to purchase both companies' common stock, may therefore consider not only the short-term and long-term impact of financial and operating decisions on Spinco, but also the impact of these decisions on our consolidated financial results and our stockholders. In some instances, the impact of these decisions could be disadvantageous to Spinco while advantageous to us, or vice versa.

SPINCO'S CLOSE RELATIONSHIP WITH US COULD LIMIT SPINCO'S POTENTIAL TO DO BUSINESS WITH OUR COMPETITORS, AND VICE VERSA.

    We expect that Spinco will have a variety of contractual relationships with us. Whether or not we complete our distribution of Spinco's common stock, Spinco's close relationship with us will continue for a significant period of time. It cannot be predicted whether our existing and potential customers or those of Spinco will be deterred from purchasing products or using services from Spinco or us, respectively, by the existence of these relationships or the historical ties between us and Spinco. If they are deterred, our business could be harmed and Spinco's future growth could be hindered.

RISKS RELATED PRIMARILY TO SPINCO'S BUSINESS

    The Company's integrated circuit and system software solutions business, that will primarily comprise Spinco, may be exposed to certain specific risks that relate to its particular line of business. For a description of those risks relating primarily to Spinco's business and other risks that it may be more likely to experience as a separate company, see those risk factors included as
Exhibit 99.1.

ITEM 2. PROPERTIES

    At September 24, 2000, QUALCOMM occupied the indicated square footage in the owned or leased facilities described below:


  NUMBER                                          TOTAL
    OF                                            SQUARE
 BUILDINGS         LOCATION          STATUS      FOOTAGE       PRIMARY USE
-----------  --------------------   --------   -----------   ----------------------------------------------------
     11           United States       Owned     1,214,069    Executive and administrative offices, manufacturing,
                                                             research and development, sales and marketing,
                                                             service functions, and network management hub.

     30           United States      Leased       738,315    Administrative offices, research and development,
                                                             sales and marketing, service functions, and network
                                                             management hub.

     4                Japan          Leased        17,771    Administrative offices and sales and marketing.

     1                Israel         Leased        53,262    Administrative offices and research and development.

     2             Netherlands       Leased        14,177    Administrative offices, research and development
                                                             and sales and marketing.

     2               England         Leased        12,905    Administrative offices, sales and marketing and
                                                             research and development.

     9        Other International    Leased        32,500    Administrative offices and sales and marketing.
                                               -----------
TOTAL SQUARE FOOTAGE                            2,082,999
                                               ===========

    In addition to the facilities above, QUALCOMM also owns or leases an additional 1,410,360 square feet of properties that are leased or subleased to third parties.

     QUALCOMM's leases expire at varying dates through 2007 not including renewals that would be at the option of QUALCOMM. QUALCOMM believes that its existing facilities are suitable and adequate for its present purposes, and that the productive capacity in such facilities is substantially being utilized. In the future, QUALCOMM may need to purchase, build or lease additional facilities to meet the requirements projected in its long-term business plan.

ITEM 3. LEGAL PROCEEDINGS

    On or about June 5, 1997, Elisra Electronic Systems Ltd. (Elisra) submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply

Agreement (DSA) entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, post-hearing briefs have been filed, and the parties have submitted oral argument. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit and will vigorously defend against the claims.

    On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea (ETRI) submitted to the International Chamber of Commerce a Request for Arbitration (the Request) of a dispute with the Company arising out of a Joint Development Agreement (JDA) dated April 30, 1992, between ETRI and the Company. In the Request, ETRI alleged that the Company breached certain provisions of the JDA and sought monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. The arbitration hearing has concluded, and all argument has been submitted to the arbitral panel. A decision is pending. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

    On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company whom, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class filed a Second Amended Complaint, including substantially the same allegations as the First Amended Complaint, on November 1, 1999. On March 10, 2000, counsel for plaintiffs and QUALCOMM filed a Stipulation of Settlement with the court that would allocate a settlement payment of $9 million, which will be funded by third parties, to all plaintiffs who do not elect to opt out of the settlement on or before April 17, 2000. The number of employees electing to opt out exceeded the limit, and the Company elected to void the settlement. On September 15, 2000, the Court certified the case as a class action. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 29, 1999, GTE Wireless, Incorporated (GTE) filed an action in the U.S. District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the company's motion to transfer the action to the U.S. District Court for the Southern District of California. Trial is scheduled to commence in this case on February 27, 2001. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

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

    On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code
Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 13, 2000, Van May, Ruth Ann Feldman, Jeffrey Alan MacGuire and Maurice Clark filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics
(QPE), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE's Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory relief. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 24, 2000.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                        HIGH ($)      LOW ($)
                                       ----------    ---------
                FISCAL 1999
                   First Quarter           7.50         4.72
                   Second Quarter         14.99         6.33
                   Third Quarter          34.38        13.56
                   Fourth Quarter         49.75        31.28

                FISCAL 2000
                   First Quarter         130.53        45.33
                   Second Quarter        200.00       105.63
                   Third Quarter         162.56        59.98
                   Fourth Quarter         78.75        51.50

    As of October 31, 2000, there were 9,793 holders of record of the Common Stock. On October 31, 2000, the last sale price reported on the Nasdaq National Market for the Common Stock was $65.11 per share. The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

    On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999.

    On November 2, 1999, the Company's Board of Directors declared a four-for-one stock split of the Company's common stock and an increase in the number of authorized shares of common stock to three billion shares. The stock was distributed on December 30, 1999 to stockholders of record on December 20, 1999.

    All references to per share amounts have been restated to reflect each of these stock splits.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following balance sheet data and statements of income for the five years ended September 30, 2000 has been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at September 30, 2000 and 1999 and the related consolidated statements of income and of cash flows for each of the three years in the period ended September 30, 2000 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

                                                                        YEARS ENDED SEPTEMBER 30 (1)
                                                   -------------------------------------------------------------------
                                                       2000          1999           1998          1997         1996
                                                   ------------  -------------  ------------  ------------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:

Revenues                                           $ 3,196,780   $ 3,937,299    $ 3,347,870   $ 2,096,365   $  813,850
                                                   ------------  ------------   ------------  ------------  ----------
Operating expenses:
  Cost of revenues                                   1,507,122     2,485,072      2,333,399     1,518,006      535,861
  Research and development                             340,407       381,139        349,483       235,922      162,340
  Selling, general and administrative                  342,940       425,118        409,291       235,816      123,085
  Amortization of goodwill and other
    acquisition-related intangible assets              145,643           823          1,056           372            -
  Purchased in-process technology                       60,030             -          6,976             -            -
  Other(2)                                              78,000       240,007          5,000         8,792            -
                                                   ------------  ------------   ------------  ------------  ----------
     Total operating expenses                        2,474,142     3,532,159      3,105,205     1,998,908      821,286
                                                   ------------  ------------   ------------  ------------  ----------
Operating income (loss)                                722,638       405,140        242,665        97,457       (7,436)
  Interest expense                                      (4,923)      (14,698)        (8,058)      (11,012)      (3,354)
  Investment income (expense), net                     494,191        24,576        (46,663)       45,266       37,417
  Distributions on Trust Convertible
    Preferred Securities of subsidiary trust           (13,039)      (39,297)       (39,270)      (23,277)           -
  Other(3)                                              (2,062)      (69,035)             -             -            -
                                                   ------------  ------------   ------------  ------------  ----------
  Income before income taxes                         1,196,805       306,686        148,674       108,434       26,627
  Income tax expense(4)                               (526,594)     (105,807)       (40,142)      (16,500)      (5,600)
                                                   ------------  ------------   ------------  ------------  ----------
  Net income                                       $   670,211   $   200,879    $   108,532   $    91,934   $   21,027
                                                   ============  ============   ============  ============  ==========
Net earnings per common share(5):
  Basic                                                 $ 0.93        $ 0.34         $ 0.20        $ 0.17       $ 0.04
  Diluted                                               $ 0.85        $ 0.31         $ 0.18        $ 0.16       $ 0.04
Shares used in per share calculations(5):
  Basic                                                717,205       594,714        553,623       538,681      524,460
  Diluted                                              800,121       649,889        591,697       575,097      562,678

BALANCE SHEET DATA:

Cash, cash equivalents and marketable securities   $ 2,520,914   $ 1,684,926    $   303,324   $   808,858   $  354,281
Working capital                                      2,257,687     2,101,861        655,611       982,117      425,231
Total assets                                         6,062,982     4,534,950      2,566,713     2,274,680    1,185,330
Bank lines of credit                                         -       112,000        151,000       110,000       80,700
Company-obligated mandatorily redeemable
  Trust Preferred Securities of a subsidiary trust
  trust holding debt securities of the Company               -       659,555        660,000       660,000            -
Total stockholders' equity                         $ 5,516,328   $ 2,871,755    $   957,596   $ 1,024,178   $  844,913


    (1) The Company's fiscal year ends on the last Sunday in September. As a result, fiscal 1996 includes 53 weeks.

    (2) Consists of charges related to the sale of the terrestrial-based CDMA consumer phone business and employee termination costs in 2000, asset impairment and other charges related to the sale of the terrestrial CDMA wireless infrastructure business and restructuring charges in 1999, and asset impairment charges in 1998 and 1997 (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation").

    (3) In 2000, consists of non-operating charges related to amounts advanced to Metrosvyaz and the release of a contingent liability due to a settlement. In 1999, consists of financial guarantees on projects which the Company will no longer pursue as a result of the sale of the terrestrial CDMA wireless infrastructure business and the write-off of assets related to an investment in the Ukraine and loans to an investee of Leap Wireless (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation").

    (4) Includes the tax benefit of $22 million in 1997 from a reduction in the valuation allowance to recognize deferred tax assets.

    (5) The Company effected a two-for-one stock split in May 1999 and a four-for-one stock split in December 1999. All references to number of shares and per share amounts have been restated to reflect these stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: potential declines in the rate of growth in the CDMA subscriber base; risks associated with the scale-up, acceptance and operations of CDMA systems, including high data rate, now known as 1xEV (previously HDR), and 3G technology; potential component shortages; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue, including investments in new ventures and operators, and the proposed spin-off of its integrated circuit and system software business; risks related to the ability to sustain or improve operational efficiency and profitability; risks relating to the success of the Globalstar business; developments in current or future litigation; the ability to develop and introduce cost effective new products in a timely manner; the Company's ability to effectively manage growth; the intense competition in the wireless communications industry; risks associated with the timing and collection of license fees and royalties; risk associated with international business activities; and risks related to accounts receivable and finance receivables, as well as the other risks detailed in this Form 10-K. The Company's consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries of the Company.

OVERVIEW

    QUALCOMM designs, develops, manufactures, and markets digital wireless communications products and services based on its CDMA technology. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company has contracts with Globalstar to design, develop and manufacture consumer and ground communications equipment. On July 25, 2000, QUALCOMM announced that it intends to spin-off its integrated circuits and system software solutions business. In connection with this announcement, QUALCOMM filed a Current Report on Form 8-K dated July 25, 2000.

    Revenues from hardware product sales are recorded upon shipment, or when risk of loss passes to the customer, if later. Revenue from services is recorded when earned. Revenue from long-term contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined.

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

    The Company recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. Unearned revenue consists primarily of fees related to software licenses under which the Company has not met delivery requirements or fulfilled other contractual obligations.

STRATEGIC INVESTMENTS

    In July 2000, Ford Motor Company and QUALCOMM announced the creation of a new company, Wingcast, that will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, of which $75 million is payable in cash and $50 million is payable in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast's services.

    In March 2000, the Company purchased 42 million Series B Preferred units, representing an approximate 13% undiluted interest, in Ignition, a venture firm formed to fund, mentor and build wireless Internet start-up companies. The Company also received a warrant to purchase four million common units at $0.46 per unit. The Company made capital contributions of $17 million during fiscal 2000 and will be required to provide $25 million in additional equity contributions over five years.

    QUALCOMM also makes strategic investments in marketable equity and debt securities from time to time. During fiscal 2000, QUALCOMM invested $144 million in NetZero, Inc., $150 million in Leap Wireless International, Inc., and $196 million in Korea Telecom Freetel. For a discussion of these investments, see
Note 4 to the Consolidated Financial Statements.

    In June 2000, the FCC awarded a $125 million Auction Discount Voucher
(ADV) to QUALCOMM to use in any FCC spectrum auction for one or more licenses over a period of up to three years. Fully transferable, the ADV may be used in whole or in part by any entity in any auction, including those in which QUALCOMM is not a participant. The FCC award is in response to a July 1999 U.S. Court of Appeals decision in which the FCC was ordered to designate QUALCOMM a "pioneer" under the Commission's Pioneer's Preference program, and grant QUALCOMM spectrum forthwith. The FCC awarded the ADV to QUALCOMM in lieu of granting spectrum. Two auctions, one in the 700 MHz band and one for licenses reclaimed from former C-block license holders, have been scheduled by the FCC over the next several months. The Company is currently exploring opportunities to participate in these auctions directly or through a partnership or consortium with other parties or to sell the ADV to a third party. The Company will record the realized value of the ADV if it is sold.

ACQUISITION

    In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million. The preliminary allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities, reflects acquired goodwill of $948 million, purchased in-process technology of $60 million and other intangible assets of $34 million. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of 4 years. The acquisition has been treated as a non-cash transaction in the statement of cash flows.

    Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair values for each of the in-process technologies were determined by estimating the resulting net cash flows from such products after their completion and commercialization, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The fair value of in-process technology was determined to be $60 million, including Multimedia ASIC ($27 million), Server Release 2.0 ($23 million), DSP Release 2.0 ($8 million) and the pager product ($2 million). Net cash flow projections were made based on an assessment of customer needs and the expected pricing and cost structure. Due to the limited operational history of SnapTrack, its relatively new technologies and lack of operating profit before the acquisition date, the expense and margin assumptions on which the cash flow projections were based, differ significantly from the historical performance.
A meaningful comparison between projections and historical performance could not be made at the date of acquisition.

    DSP Release 2.0 is the software solution for position determination to be implemented on cellular phones. DSP Release 2.0 was expected to be completed in June 2000, with commercialization and material cash flows beginning in 2001. As an alternative technology, SnapTrack was also developing Multimedia ASIC, a standalone hardware solution based on a time domain approach. The Multimedia ASIC is intended to provide a low cost solution and time-to-market advantage for SnapTrack's customers. At the date of the acquisition, the project was expected to be completed and commercialized in September 2000, with material cash flows beginning in 2001. The pager product was intended to allow the use of a pager product as a tracking device by providing a position location enabled two-way paging solution. The project was scheduled for completion in May 2000; commercialization and material cash flows were expected to begin in 2001. The Server Release 2.0 was being developed to support cellular phones for position determination. Server Release
2.0 was also designed to support SnapTrack's pager product.

    The cost of equity was determined by combining a risk-free rate of return with an equity risk premium multiplied by a volatility factor that is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 19.0%, which was used for valuing completed technology. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. Considering the stage of completion and the technological risks, the risk-adjusted discount rate used in the discounted cash flow model was 24% for DSP Release 2.0, Multimedia ASIC and the Server Release 2.0, and 26.5% for the pager product.

    All of the in-process technologies mentioned above had their system design and detailed hardware and software designs completed; testing, software implementation, integration testing phases had either not started or were incomplete at the date of acquisition. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project to achieve technological feasibility. The concluded completion percentages were 77% for DSP Release 2.0, 67% for Multimedia ASIC, 67% for Server Release 2.0, and 47% for the pager product.

    An inability to complete the in-process technology within the expected timeframes could materially impact future revenues and earnings. QUALCOMM began to benefit from the purchased in-process technology in fiscal 2000 and is continuously monitoring its development projects. Management believes that the assumptions used on the valuation of purchased in-process technology reasonably estimate the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

GLOBALSTAR

    The Company continues to provide services and sell products under a number of development and production contracts involving the Globalstar System. Revenues resulting from the agreements with Globalstar for fiscal 2000, 1999 and 1998 were $219 million, $435 million and $373 million, respectively. Because telephone systems using low-Earth-orbit satellites are a new commercial technology, demand for Globalstar's service is uncertain. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it might be unable to fund its operating costs or service its debt. On June 30, 2000, Globalstar defaulted on a $250 million bank facility that QUALCOMM partially guaranteed in 1996. As a result of this default, QUALCOMM's guaranty was called, and QUALCOMM paid $22 million to the subject banks in full satisfaction of this guaranty. Pursuant to an agreement entered into in 1996, Globalstar caused QUALCOMM to accept, in satisfaction of QUALCOMM's subrogation rights, a subordinated promissory note issued by Globalstar with a principal amount equal to the amount QUALCOMM paid under its guaranty (the Globalstar Promissory Note). The Globalstar Promissory Note bears interest at LIBOR plus 3%, and principal and interest are due and payable in full on June 30, 2003.

    In September 2000, Globalstar Telecommunications Limited (GTL) announced an agreement with Bear Stearns & Co. Inc. under which Bear Stearns will invest, subject to certain conditions, up to $105 million in GTL common shares. GTL is a publicly traded company that owns an approximate 40% interest in Globalstar. Globalstar has drawn down approximately $33 million of this financing. Additional draws are contingent upon the GTL stock price trading above a price of $4.50 per share. Globalstar concurrently announced that five of its founding partners and a sixth partner will provide additional equity financing. Under the terms of their subscription agreements, QUALCOMM, Loral Space & Communications, Vodafone, Elsacom, T.E.S.A.M., and ChinaSat agreed to invest $68 million in GTL common shares. Of this amount, $56 million has been funded to date, including $12 million from QUALCOMM. GTL will use all proceeds to purchase partnership interests in Globalstar, which, in turn, will use the proceeds for general corporate purposes including capital expenditures, operations and interest payments.

    At September 24, 2000, the Company had approximately $618 million in net asset exposure related to its business with Globalstar, including receivables, inventory, deferred costs, unearned revenues, and investment-related assets. The value of QUALCOMM's investment in and future business with Globalstar, as well as QUALCOMM's ability to collect outstanding receivables from Globalstar, depends on the success of Globalstar and the Globalstar System.

DIVESTITURE

    In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera. Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuit sets and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $242 million, including interest, during fiscal 2000 for the net assets sold.

    As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. In addition, selected employees of QPE, a 51% owned consolidated subsidiary of the Company and manufacturer of phones for QUALCOMM, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements.

FISCAL 2000 COMPARED TO FISCAL 1999

    Total revenues for fiscal 2000 were $3,197 million compared to $3,937 million for fiscal 1999. The decrease in revenue for fiscal 2000 was primarily due to a decrease in the terrestrial CDMA wireless consumer phone product revenue as a result of the sale of this business in February 2000, a decrease in the wireless infrastructure product revenue related to the sale of this business in May 1999 and a decrease in average selling prices of integrated circuits, offset by significant increases in royalty revenues and in CDMA integrated circuits unit volume. Revenue from one South Korean customer, Samsung Electronics Company, by the QCT and QTL segments comprised an aggregate of 11% and 9% of total revenues in fiscal 2000 and fiscal 1999.

    Cost of revenues for fiscal 2000 was $1,507 million compared to $2,485 million for fiscal 1999. The decrease in cost of revenues was primarily due to a decrease in the terrestrial CDMA wireless consumer phone product costs as a result of the sale of the business in February 2000, a decrease in the wireless infrastructure product costs related to the sale of this business in May 1999, and a reduction in the unit cost of integrated circuits, offset by a significant increase in CDMA integrated circuits unit volume. Cost of revenues decreased as a percentage of revenues to 47% for fiscal 2000 from 63% for fiscal 1999. This is primarily due to a change in business strategy resulting in a higher percentage of revenues from high margin integrated circuits and system software and royalties and lower revenues from lower gross margin terrestrial CDMA wireless consumer phones and infrastructure businesses exited in fiscal 2000 and fiscal 1999, respectively. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on mix of products sold, competitive pricing, new product introduction costs and other factors.

    For fiscal 2000, research and development expenses were $340 million or 11% of revenues, compared to $381 million or 10% of revenues for fiscal 1999. The decrease in research and development expenses was due to a decrease in terrestrial CDMA wireless consumer phone and infrastructure product research and development as a result of exiting these businesses, offset by increased integrated circuit product initiatives and software development efforts and new 1xEV products.

    For fiscal 2000, selling, general and administrative expenses were $343 million or 11% of revenues, compared to $425 million or 11% of revenues for fiscal 1999. The dollar decrease in selling, general and administrative expenses from fiscal 1999 was due to a decrease in marketing costs in terrestrial CDMA wireless consumer phone products as a result of the sale of the business in February 2000 and a decrease in selling, general and administrative expenses for terrestrial CDMA wireless infrastructure products as a result of the sale of this business in May 1999, partially offset by continued growth in personnel and associated overhead expenses necessary to support other growing business operations, employer payroll tax on employee non-qualified stock option exercises and investor relations expenses.

    Amortization of goodwill and other acquisition-related intangible assets increased to $146 million for fiscal 2000 compared to $1 million for fiscal 1999, primarily due to the acquisition of SnapTrack in March 2000.

    Purchased in-process technology of $60 million for fiscal 2000 resulted from the acquisition of SnapTrack. Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

    For fiscal 2000, other operating expenses were $78 million, compared to $240 million for fiscal 1999. Other operating expenses during fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration received from Kyocera related to the sale of the terrestrial CDMA wireless consumer phone business, less costs to sell, and employee termination costs. During fiscal 1999, the Company recorded $66 million in charges to reflect the difference between the carrying value of the net assets to be sold to Ericsson and the net consideration received and various license and settlement agreements in connection therewith, $43 million in charges to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, $15 million in restructuring charges and $74 million in compensation benefits provided to employees transferred to Ericsson.

    Interest expense was $5 million for fiscal 2000, compared to $15 million for fiscal 1999. The decrease was due to decreased bank borrowings by QPE and the subsequent payoff and cancellation of the QPE bank lines of credit in February 2000.

    Net investment income was $494 million for fiscal 2000 compared to $25 million for fiscal 1999. The increase was primarily due to a $270 million realized gain on the sale of marketable securities, interest earned on higher cash balances and interest earned on finance receivables.

    Distributions on Trust Convertible Preferred Securities decreased to $13 million for fiscal 2000 compared to $39 million for fiscal 1999 as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities outstanding into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock.

    During fiscal 2000, the Company recorded $2 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz, and the release of a $4 million contingent liability due to a settlement. During fiscal 1999, the Company recorded $69 million in non-operating charges, including $37 million related to the Ericsson transaction and $15 million related to the write-off of non-operating assets.

    Income tax expense was $527 million for fiscal 2000 compared to $106 million for fiscal 1999. The annual effective tax rate was 44% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate is primarily a result of nondeductible charges for purchased in-process technology and amortization of goodwill and higher pre-tax earnings relative to tax deductions. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income.

FISCAL 1999 COMPARED TO FISCAL 1998

    Total revenues for fiscal 1999 were $3,937 million compared to $3,348 million for fiscal 1998. Revenue growth for 1999 was primarily due to increased sales of CDMA integrated circuits and phone products, significant growth in royalties and deployment of commercial gateways in the Globalstar System.

    Cost of revenues for fiscal 1999, which consisted primarily of cost of sales of CDMA integrated circuits and phone products, was $2,485 million compared to $2,333 million for fiscal 1998. The increase in cost of revenues primarily reflects increased shipments of phone products and deployment of commercial gateways. The decrease in cost of revenues as a percentage of revenues to 63% in fiscal 1999 from 70% in fiscal 1998 primarily reflects operational efficiencies, volume discounts obtained from suppliers and increased royalty revenue.

    For fiscal 1999 research and development expenses were $381 million or 10% of revenues, compared to $349 million or 10% of revenues for fiscal 1998. The increase in research and development expenses was primarily due to new integrated circuit product initiatives and software development efforts, offset by a decrease in terrestrial CDMA wireless infrastructure product research and development as a result of the sale of the business in May 1999.

    For fiscal 1999, selling, general and administrative expenses were $425 million or 11% of revenues, compared to $409 million or 12% of revenues for fiscal 1998. The increase in selling, general and administrative expenses for fiscal 1999 was primarily attributable to continued growth in personnel and associated overhead expenses necessary to support the overall growth in the Company's operations and increased patent and information technology expenses, offset by a decrease in marketing expense for terrestrial CDMA wireless infrastructure products, including reduced headcount and proposal activity.

    Amortization of goodwill and other acquisition-related intangible assets was $1 million for each of fiscal 1999 and fiscal 1998.

    During fiscal 1998, the Company acquired substantially all of the assets of Now Software, Inc. for $10 million. In connection with this asset purchase, acquired in-process research and development of $7 million, representing the fair value of software products still in the development stage that had not yet reached technological feasibility, was expensed at the acquisition date.

    During fiscal 1999, other operating expenses were $240 million, compared to $5 million for fiscal 1998. In March 1999, the Company sold certain assets related to its terrestrial CDMA wireless infrastructure business to Ericsson. Other operating expenses during fiscal 1999 were comprised primarily of $74 million in compensation benefits provided to employees transferred to Ericsson, $66 million in charges to reflect the difference between the carrying value of the net assets to be sold and the net consideration received and various license and settlement agreements in connection therewith, $43 million in charges to reduce the carrying value of certain other assets related to its terrestrial CDMA wireless infrastructure business, $34 million related to the impairment of receivables and other assets in connection with Leap Wireless' decision to withdraw its support for Metrosvyaz, Ltd., and $15 million in restructuring charges. In fiscal 1998, the Company recorded a $5 million non-cash charge to operations relating to the impairment of leased manufacturing equipment that is no longer used in the manufacturing process. The $5 million charge represented the estimated total cost of related lease obligations, net of estimated recoveries.

    For fiscal 1999, interest expense was $15 million compared to $8 million for fiscal 1998. This increase is the result of increased bank borrowings during fiscal 1999.

    Investment income, net was $25 million in fiscal 1999 compared to investment expense, net of $47 million for fiscal 1998. During fiscal 1999, the Company recognized interest income of $50 million, minority interest in income of consolidated subsidiaries of $13 million, and $15 million equity in losses of investees as compared to interest income of $39 million, minority interest in income of consolidated subsidiaries of $48 million, and $21 million in equity in losses of investees in fiscal 1998. The minority interest represents other parties' or stockholders' share of the income or losses of consolidated subsidiaries, including QPE, a joint venture with Sony. Minority interest for fiscal 1998 includes the impact of restructuring QPE. Equity in losses of investees for all periods indicated relates to the Company's ownership interests in domestic and international CDMA-based wireless telecommunications businesses and joint ventures. The majority of these investments were transferred to Leap Wireless as part of the spin-off. The Company also recorded a $20 million non-cash charge to write-off its investment in NextWave Telecom Inc. during fiscal 1998 as a result of subsidiaries of NextWave Telecom, Inc. filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1998.

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

QUALCOMM SEGMENT RESULTS
CDMA TECHNOLOGIES SEGMENT (QCT)

    QCT segment revenues for fiscal 2000 were $1,239 million compared to $1,133 million for fiscal 1999. Earnings before taxes for fiscal 2000 were $392 million compared to $428 million for fiscal 1999. Revenue growth was primarily due to increased customer demand for CDMA integrated circuits in the United States, South Korea, and Japan, offset by a decrease in average selling prices of integrated circuits. The decrease in earnings before taxes was due to increased research and development related to integrated circuit product initiatives, including new 1xEV products, and software development efforts. Approximately 52 million MSM integrated circuits were sold during fiscal 2000, compared to approximately 39 million for fiscal 1999.

TECHNOLOGY LICENSING SEGMENT (QTL)

    QTL segment revenues for fiscal 2000 were $705 million compared to $454 million for fiscal 1999. Earnings before taxes for fiscal 2000 were $633 million compared to $405 million for fiscal 1999. Growth in revenue and earnings before taxes was primarily due to additional license fees and royalties received from licensees resulting from an increase in worldwide demand for CDMA products.

WIRELESS SYSTEMS SEGMENT (QWS)

    QWS segment revenues for fiscal 2000 were $721 million compared to $940 million for fiscal 1999. Earnings before taxes for fiscal 2000 were $272 million compared to $20 million for fiscal 1999. Revenues decreased due to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson, the completion of the delivery of the Globalstar gateways and nearing completion of the Globalstar development work, offset by increased OmniTRACS domestic and international unit demand and messaging revenue and increased Globalstar phone sales. The Company shipped approximately 56,000 OmniTRACS and other related communication systems during fiscal 2000, compared to approximately 49,000 in fiscal 1999. The Company shipped approximately 28,000 Globalstar portable and fixed phones in fourth quarter of fiscal 2000, for a cumulative total of approximately 99,000 Globalstar portable and fixed phone units shipped since production began in September 1999.

    Earnings before taxes increased due to the sale of certain assets related to the Company's terrestrial CDMA wireless infrastructure business in May 1999 to Ericsson and an increase in interest income and fees on finance receivables. During fiscal 2000, the Company recognized previously unamortized loan fees in connection with the pay off and cancellation of certain credit facilities, including the Leap facility.

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that its cash and cash equivalents and marketable securities balances of $2,521 million at September 24, 2000, including interest to be earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and other commitments. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. On July 25, 2000, QUALCOMM filed a Registration Statement on Form S-1 related to an initial public offering of shares of common stock for Spinco. Spinco would add the net proceeds of the offering to funds available for its working capital and general corporate purposes, including product development and selling and marketing.

    The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The facility expires in March 2001 and may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per annum on the unused amount of the facility. The facility includes certain restrictive financial and operating covenants. At September 24, 2000, there were no amounts or letters of credit issued or outstanding under the facility.

    In fiscal 2000, $812 million in cash was provided by operating activities, compared to $182 million in cash provided by operating activities in fiscal 1999. Cash provided by operating activities in fiscal 2000 includes $1,296 million of net cash flow provided by operations offset by $484 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income resulting from improved gross margins and higher interest income. Net working capital requirements of $484 million primarily reflect increases in finance receivables and decreases in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. The increase in finance receivables in fiscal 2000 resulted from the financing of contract payments under the development agreement with Globalstar and customers of CDMA infrastructure products in accordance with the agreement with Ericsson, and the decreases in accounts payable, accrued liabilities and accounts receivable are primarily attributed to the sale of the terrestrial CDMA wireless consumer phone business.

    In fiscal 2000, $786 million in cash was used by the Company in investing activities, including $274 million for business acquisitions and investments in unconsolidated entities, $596 million in net purchases of marketable securities and $163 million in capital expenditures, offset by $242 million in proceeds from the sale of the terrestrial-based CDMA wireless consumer phone business. The Company is increasing its strategic investment activities to promote the worldwide adoption of CDMA technology products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. The Company generally enters into strategic transactions with CDMA carriers and companies that have developed or are developing innovative technologies for the wireless industry. The Company also provides equipment financing to facilitate the marketing and sale of CDMA equipment by licensed manufacturers and enters into joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. The Company also makes investments in entities such as venture funds or incubators focused on the wireless market. The Company expects to continue making significant investments in other entities.

    In fiscal 2000, the Company's financing activities provided $28 million, including $144 million from the issuance of common stock under the Company's stock option and employee stock purchase plans, offset by $112 million in net repayments under bank lines of credit. In fiscal 1999, the Company's financing activities provided net cash of $1,270 million, primarily from the sale of common stock.

    At September 30, 2000, commitments to extend long-term financing to CDMA customers of Ericsson totaled approximately $255 million, which the Company expects to fund over the next two years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such sales. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

    The Company intends to provide up to $400 million of financing to entities deploying CDMA wireless telecommunications networks to enable such entities to finance the purchase of CDMA infrastructure equipment and associated services.

    At September 30, 2000 and 1999, $504 million and $349 million in interest bearing financed amounts and $36 million and $171 million in accounts receivable, respectively, were outstanding from Globalstar. In May 2000, the Company and Globalstar signed definitive agreements to finance current and future contract payments. The financing bears interest at 6% and is payable in quarterly installments beginning January 15, 2001 through August 15, 2003. At September 30, 2000, $18 million in future contract billings, including unbilled receivables at September 30, 2000, are expected to be eligible for financing under the financing agreement with Globalstar.

    The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA and 1xEV systems. The Company is committed to invest $150 million in Ignition and Wingcast over the next five years. Funding commitments related to other strategic investments total $66 million at September 30, 2000, which the Company expects to fund in fiscal 2001. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. It is not practicable to estimate the fair value of these investments as the investments are predominantly closely held and not publicly traded. An investee's failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company's investment in the investee. There can be no assurance that the investees will be successful in their efforts.

    Negotiations are underway whereby QUALCOMM would advance up to $200 million to fund certain Latin American telecommunications projects. The financing is expected to be in the form of convertible debt with a 5-year term, bearing interest at LIBOR ranging from plus 4% to 12% depending on the final terms.

    On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless telecommunications operating company investee of Leap Wireless, executed commitment letters, in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The debt facilities are expected to have final maturities of seven to eight years. The Company currently has approximately $206 million in interest bearing receivables from Pegaso and has guaranteed a $175 million bridge facility. The Company is negotiating an amendment to the $175 million facility to increase the amount available to $300 million and to extend the term from November 2000 to June 2001. The bridge facility will be prepaid and cancelled upon funding of either the $250 million senior secured facility or the $250 million unsecured facility.

    In addition to the debt financing commitment to Pegaso, the Company has $6 million of letters of credit and $16 million of other financial guarantees outstanding as of September 30, 2000, none of which are collateralized.

    On October 24, 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam is a venture fund formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In October 2000, the Company funded $40 million of this investment and advanced an additional $10 million under a promissory note that matures on October 31, 2001 and bears interest at 10%. The Company expects to fund its remaining equity commitment over three years.

FUTURE ACCOUNTING REQUIREMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. The Company is not currently engaged in hedging activities. The Company will record certain derivative assets and liabilities at fair value as a result of the adoption of this standard. Upon adoption, the Company expects to record a gain on derivative instruments of approximately $217 million as a cumulative effect of a change in accounting principle. Future gains and losses on these instruments will be recorded in the income statement.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE MARKET RISK. The Company has fixed income securities consisting of cash equivalents and investments in marketable debt securities. Investments in marketable debt securities are classified as available-for-sale and held-to-maturity. Interest income earned on the Company's short-term fixed income investment portfolio is affected by changes in the general level of U.S. interest rates, while interest income earned on long-term investments is not affected in the near term. (See Note 4 to the Consolidated Financial Statements for information about investments in marketable debt securities.)

    Finance receivables bear interest at both fixed and variable rates (see
Note 5 to the Consolidated Financial Statements for information about finance receivables). Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of U.S. interest rates and/or LIBOR. Fair values will vary as interest rates change.

    The Company has other notes receivable from third parties included in other assets. These facilities bear interest at variable rates. Interest earned on credit facilities included in other assets is affected by changes in LIBOR, and fair value will vary as interest rates change.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for purposes other than trading. For the Company's fixed income investment portfolio, finance receivables and credit facilities in other assets, the table presents principal cash flows and related weighted-average yield at cost and contractual interest rates for fixed income securities and finance receivables or other credit facilities, respectively, by expected maturity dates. Additionally, the Company has assumed that its fixed income securities are similar enough to aggregate those securities for presentation purposes.

                                                 INTEREST RATE SENSITIVITY
                                           PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                                   AVERAGE INTEREST RATE
                                                   (DOLLARS IN MILLIONS)

                                                                                                  NO SINGLE            FAIR
                                           2001     2002     2003     2004     2005   THEREAFTER  MATURITY    TOTAL    VALUE
                                           ----     ----     ----     ----     ----   ----------  ---------   -----    -----
Fixed income securities                   $1,206   $  364   $  136   $   15   $   13     $  -      $  148    $1,882   $1,882
Interest rate                               6.6%     7.1%     7.2%     7.5%     7.4%                 7.3%
Finance receivables:
   Fixed rate                             $  106      152   $  301   $    1   $    1        115              $  675   $  562
   Interest rate                            8.4%     9.3%     9.3%    12.0%    12.0%       9.2%
   Variable rate (LIBOR)                  $   22       -    $   23   $  110   $   77     $   32              $  264   $  264
   Margin over LIBOR                        5.0%              5.0%     5.5%     5.1%       5.6%
Credit facilities in other assets         $    4       -    $   22   $  -     $   -      $  -                $   26   $   26
Margin over LIBOR                           4.5%              3.0%



    EQUITY PRICE RISK. The Company received a warrant in connection with the Leap Wireless spin-off to purchase Leap Wireless common stock at $6.11 per share. At September 24, 2000, the Company is entitled to purchase 4.5 million shares of Leap Wireless common stock (see Notes 1 and 2 to the Consolidated Financial Statements for a description of the Company's accounting policy for this instrument and further information). The recorded and fair values of the warrant are $28 million and $250 million, respectively, at September 24, 2000. The estimated fair value of the warrant is directly correlated to movements in the price of the Leap Wireless stock. The warrant is held for purposes other than trading.

    The Company holds available-for-sale securities subject to equity price risk. The recorded and fair values of available-for-sale securities total $426 million at September 24, 2000. The fair values of these securities are directly correlated to the market prices of the securities. The available-for-sale securities are held for purposes other than trading.

    The Company's investments in other entities consist substantially of investments accounted for under the equity and cost methods that are predominantly closely held and not publicly traded. These investments are held for purposes other than trading. Accordingly, the Company believes that its exposure to market risk from these investments is not material.

    FOREIGN EXCHANGE MARKET RISK. See Note 1 to the Consolidated Financial Statements for a description of the Company's foreign currency accounting policies and information about the Company's currency exposure management practices. The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of forward contracts. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. At September 24, 2000, the Company had no foreign currency forward contracts outstanding.

    Financial instruments held by consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. At the present time, the Company may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, the Company could suffer unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While the Company may hedge certain transactions with non-U.S. customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because the Company's products may become more expensive to purchase in the countries of the affected currencies.

    Finance receivables from the Company's international customers that do not use the U.S. dollar as their functional currencies subject the Company to credit risk. Because the Company's financing is dollar denominated, any significant change in the value of the dollar against the debtors' functional currencies could result in an increase in the debtor's cash flow requirements and could thereby affect the ability of the Company to collect its receivables. At September 24, 2000, finance receivables from international customers totaled $397 million.

    The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at September 30, 2000 and 1999 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding directors is incorporated by reference to the QUALCOMM Incorporated Definitive Proxy Statement to be filed by the Company with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2001 (the "Proxy Statement") under the heading "Election of Directors." Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
(a).     Financial Statements:
         (1) Report of Independent Accountants...........................................................    F-1
             Consolidated Balance Sheets at September 30, 2000 and 1999..................................    F-2
             Consolidated Statements of Income for Fiscal 2000, 1999, and 1998...........................    F-3
             Consolidated Statements of Cash Flows for Fiscal 2000, 1999 and 1998........................    F-4
             Consolidated Statements of Stockholders' Equity for Fiscal 2000, 1999 and 1998..............    F-5
             Notes to Consolidated Financial Statements..................................................    F-6
         (2) Schedule II-Valuation and Qualifying Accounts...............................................    S-1

    Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b) Reports on Form 8-K: The Company filed one report on Form 8-K during the last quarter of the period covered by this report, as follows:

         (1)      A report on Form 8-K filed on July 25, 2000, reporting under
                  Item 5 the announcement that the Company is planning to spin-off its integrated circuit and system software solutions business via the formation of a new company, QUALCOMM Spinco, Inc., and the anticipated distribution of shares of Spinco to QUALCOMM stockholders in the form of a tax-free dividend.


(c)      Exhibits:


   EXHIBIT
   NUMBER                           DESCRIPTION

     2.1 Separation and Distribution Agreement dated as of September 23, 1998, between the Company and Leap Wireless International, Inc.(17)

     2.2 Asset Purchase Agreement dated as of March 24, 1999 between the Company and Telefonaktiebolaget LM Ericsson. (20)

     2.3 Asset Purchase Agreement dated as of December 22, 1999 among the Company, Kyocera Wireless Corp. and Kyocera International, Inc. (25)

     2.4 Agreement and Plan of Merger and Reorganization dated as of January 25, 2000 among the Company, Falcon Acquisition Corporation and SnapTrack, Inc. (27)

     3.1      Restated Certificate of Incorporation.(1)

     3.2      Certificate of Amendment of Restated Certificate of
              Incorporation.(7)(26)

     3.3      Certificate of Designation of Preferences.(12)

     3.4      Bylaws.(2)

     3.5      Amendment of the Bylaws.(14)

     4.1 Certificate of Trust of QUALCOMM Financial Trust I, filed with the Delaware Secretary of State on February 7, 1997.(13)

     4.2 Declaration of Trust of QUALCOMM Financial Trust I, dated as of February 7, 1997, among QUALCOMM Incorporated, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Property Trustee, and Irwin Mark Jacobs, Harvey P. White, and Anthony Thornley, as Regular Trustees.(13)

     4.3 Amended and Restated Declaration of Trust of QUALCOMM Financial Trust I, dated as of February 25, 1997, among QUALCOMM Incorporated, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Property Trustee, and Irwin Mark Jacobs, Harvey P. White, and Anthony Thornley, as Regular Trustees.(13)

     4.4 Indenture for the 5 3/4% Convertible Subordinated Debt Securities, dated as of February 25, 1997, among QUALCOMM Incorporated and Wilmington Trust company, as Indenture Trustee.(13)

     4.5 Form of 5 3/4% Trust Convertible Preferred Securities (Included in Annex 1 to Exhibit 4.3 above).(13)

     4.6 Form of 5 3/4% Convertible Subordinated Debt Securities (Included in Annex 1 to Exhibit 4.3 above).(13)

     4.7 Preferred Securities Guarantee Agreement, dated as of February 25, 1997, between QUALCOMM Incorporated, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.(13)

     10.1 Form of Indemnity Agreement between the Company, each director and certain officers.(2)(11)

     10.2     1991 Stock Option Plan, as amended.(11)(18)

     10.4 Form of Supplemental Stock Option Grant under the 1991 Stock Option Plan.(2)(11)

     10.5     1991 Employee Stock Purchase Plan.(11)(18)

     10.6 Form of Employee Stock Purchase Plan Offering under the 1991 Employee Stock Purchase Plan.(2)(11)

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

     10.17 Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(11)(12)

     10.18 Form of Stock Option Grant under the Directors' Plan, with related schedule.(6)(11)

     10.19 Joint Venture and Partnership Agreement dated February 25, 1994 between QUALCOMM Investment Company and Sony Electronic CDMA Investment, Inc.(7)(8)

     10.20 Contract dated March 18, 1994 between the Company and Globalstar, L.P.(7)(8)

     10.21 Executive Retirement Matching Contribution Plan, as amended.(11)(25)

     10.22    1996 Non-qualified Employee Stock Purchase Plan.(10)(11)

     10.23    Stockholder Rights Plan.(9)

     10.24 Registration Rights Agreement, dated February 25, 1997, between QUALCOMM Financial Trust I and Lehman Brothers, Bear Stearns & Co., Inc., Alex Brown & Sons Incorporated, Goldman, Sachs & Co. and Merrill Lynch & Co., as Initial
              Purchasers.(13)


       EXHIBIT
        NUMBER                            DESCRIPTION
         10.25    Credit Agreement dated as of March 11, 1998, among QUALCOMM
                  Incorporated, as Borrower, the Lender Parties, Bank of America
                  N.T. & S.A., as Administrative Agent, Syndication Agent and
                  Initial Issuing Bank, and Citibank, N.A., as Documentation
                  Agent and Syndication Agent.(15)(16)

         10.26 Warrant dated as of September 23, 1998 issued to the Company by Leap Wireless International, Inc.(17)

         10.27    Credit Agreement dated as of September 23, 1998 between the
                  Company and Leap Wireless International, Inc.(17)

         10.28    Master Agreement Regarding Equipment Procurement dated as of
                  September 23, 1998 between the Company and Leap Wireless
                  International, Inc.(17)

         10.29    1998 Non-Employee Director's Stock Option Plan.(11)(18)

         10.30 Employment Agreement dated May 15, 1997 between the Company and John E. Major.(11)(19)

         10.31    Credit Agreement dated as of March 24, 1999, among QUALCOMM
                  Incorporated, as Borrower, the Lender Parties, Bank of America
                  National Trust & Savings Association as Administrative Agent and Syndication Agent, and Citibank N.A., as Documentation
                  Agent and Syndication Agent.(20)

         10.32 Multi-Product License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(20)

         10.33    Subscriber Unit License Agreement between QUALCOMM
                  Incorporated and Telefonaktiebolaget LM Ericsson dated March
                  24, 1999.(20)

         10.34    Settlement Agreement and Mutual Release between QUALCOMM
                  Incorporated and Telefonaktiebolaget LM Ericsson dated March
                  24, 1999.(20)

         10.35    First Amendment to Revolving Credit Agreement between QUALCOMM
                  Incorporated, Bank of America National Trust & Savings
                  Association, et al, and Citibank N.A. dated March 24,
                  1999.(20)

         10.36    Amendment No. 1 dated as of May 24, 1999 to the Asset purchase
                  Agreement dated as of March 24, 1999 between QUALCOMM
                  Incorporated and Telefonaktiebolaget LM Ericsson (publ).(21)

         10.37    Amendment to Stockholder Rights Plan dated November 15,
                  1999.(22)

         10.38    Credit Agreement dated as of May 5, 2000 between Globalstar,
                  L.P. and the Company.(23)

         21       Subsidiaries of the Registrant.

         23.1     Consent of PricewaterhouseCoopers LLP.

         24.1     Power of Attorney. Reference is made to page 47.

         27.0     Financial Data Schedule.

         99.1 Additional risk factors relating to the Company's integrated circuits and system software business.

----------

(1)  Filed as an exhibit to the Registrant's Registration Statement on Form S-3
     (No. 33-62724).

(2)  Filed as an exhibit to the Registrant's Registration Statement on Form S-1
     (No. 33-42782).

(3)  Certain confidential portions deleted pursuant to Order Granting
     Application or Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated December 12, 1991.

(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

(5)  Certain confidential portions deleted pursuant to Order Granting
     Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(8)  Certain confidential portions deleted pursuant to Order Granting
     Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 7, 1994.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 26, 1995.



(10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8
     (File No. 333-2750) filed on March 25, 1996.

(11) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-3
     (No. 333-26069).

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(15) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(16) Certain confidential portions deleted pursuant to Order Granting
     Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 14, 1998.

(17) Filed as an exhibit to the Registration Statement on Form 10, as amended, initially filed on July 1, 1998 by Leap Wireless International, Inc. (File
     No. 0-29752).

(18) Filed as an exhibit to the Registrant's Registration Statement on Form S-8
     (File No. 333-69457) filed on December 22, 1998.

(19) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

(20) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

(21) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 24, 1999.

(22) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1999.

(23) Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Globalstar Telecommunications Limited for the quarter ended March 31, 2000.

(24) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 1999.

(25) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(26) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 23, 1999.

(27) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 11, 2000.

                                   SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 3, 2000



                                          QUALCOMM Incorporated

                                          By  /s/ Irwin Mark Jacobs
                                             -----------------------
                                               Irwin Mark Jacobs,
                                          CHIEF EXECUTIVE OFFICER AND CHAIRMAN

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


                    SIGNATURE                                          TITLE                             DATE
                    ---------                                          -----                             ----
              /s/ IRWIN MARK JACOBS                     Chief Executive Officer and Chairman       November 3, 2000
-----------------------------------------------            (Principal Executive Officer)
                Irwin Mark Jacobs

             /s/ ANTHONY S. THORNLEY                      Executive Senior Vice President          November 3, 2000
-----------------------------------------------             and Chief Financial Officer
               Anthony S. Thornley                  (Principal Financial and Accounting Officer)


             /s/ RICHARD C. ATKINSON                                  Director                     November 3, 2000
-----------------------------------------------
               Richard C. Atkinson

              /s/ ADELIA A. COFFMAN                                   Director                     November 3, 2000
-----------------------------------------------
                Adelia A. Coffman

              /s/ DIANA LADY DOUGAN                                   Director                     November 3, 2000
-----------------------------------------------
                Diana Lady Dougan

                /s/ NEIL KADISHA                                      Director                     November 3, 2000
-----------------------------------------------
                  Neil Kadisha

               /s/ ROBERT E. KAHN                                     Director                     November 3, 2000
-----------------------------------------------
                 Robert E. Kahn

              /s/ JEROME S. KATZIN                                    Director                     November 3, 2000
-----------------------------------------------
                Jerome S. Katzin

               /s/ DUANE A. NELLES                                    Director                     November 3, 2000
-----------------------------------------------
                 Duane A. Nelles

             /s/ PETER M. SACERDOTE                                   Director                     November 3, 2000
-----------------------------------------------
               Peter M. Sacerdote

                /s/ FRANK SAVAGE                                      Director                     November 3, 2000
-----------------------------------------------
                  Frank Savage

               /s/ BRENT SCOWCROFT                                    Director                     November 3, 2000
-----------------------------------------------



                    SIGNATURE                                          TITLE                            DATE
                    ---------                                          -----                            ----
                 Brent Scowcroft

                /s/ MARC I. STERN                                     Director                     November 3, 2000
-----------------------------------------------
                  Marc I. Stern

              /s/ ANDREW J. VITERBI                                   Director                     November 3, 2000
-----------------------------------------------
                Andrew J. Viterbi


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of QUALCOMM Incorporated

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PRICEWATERHOUSECOOPERS LLP


San Diego, California
November 3, 2000

                               QUALCOMM INCORPORATED
                            CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      ASSETS

                                                                                                      SEPTEMBER 30,
                                                                                           -----------------------------------
                                                                                                2000               1999
                                                                                           ----------------   ----------------
Current assets:
  Cash and cash equivalents                                                                      $ 716,871          $ 660,016
  Marketable securities                                                                          1,055,522            954,415
  Accounts receivable, net                                                                         606,979            883,640
  Finance receivables                                                                              128,515             26,377
  Inventories, net                                                                                  85,366            257,941
  Other current assets                                                                             136,727            195,849
                                                                                           ----------------   ----------------
          Total current assets                                                                   2,729,980          2,978,238
Property, plant and equipment, net                                                                 431,705            555,991
Marketable securities                                                                              748,521             70,495
Finance receivables, net                                                                           799,404            548,482
Goodwill, net                                                                                      821,834              1,833
Other assets                                                                                       531,538            379,911
                                                                                           ----------------   ----------------
          Total assets                                                                         $ 6,062,982        $ 4,534,950
                                                                                           ================   ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                                         $ 112,856          $ 309,701
  Payroll and other benefits related liabilities                                                   128,836            148,710
  Other current liabilities                                                                        162,182            249,896
  Unearned revenue                                                                                  68,419             56,070
  Bank lines of credit                                                                                   -            112,000
                                                                                           ----------------   ----------------
         Total current liabilities                                                                 472,293            876,377
Other liabilities                                                                                   27,718             75,667
                                                                                           ----------------   ----------------
         Total liabilities                                                                         500,011            952,044
                                                                                           ----------------   ----------------

Commitments and contingencies (Notes 4, 12 and 15)

Minority interest in consolidated subsidiaries (Note 12)                                            46,643             51,596
                                                                                           ----------------   ----------------

Company-obligated mandatorily redeemable Trust
  Convertible Preferred Securities of a subsidiary trust
  holding solely debt securities of the Company                                                          -            659,555
                                                                                           ----------------   ----------------

Stockholders' equity:
  Preferred stock, $0.0001 par value; issuable in series;
   8,000 shares authorized; none outstanding at
   September 30, 2000 and 1999                                                                           -                  -
  Common stock, $0.0001 par value; 3,000,000 shares
   authorized; 747,651 and 646,363 shares
   outstanding at September 30, 2000 and 1999 (Note 9)                                                  75                 65
  Paid-in capital                                                                                4,653,818          2,587,899
  Retained earnings                                                                                871,090            200,879
  Accumulated other comprehensive (loss) income                                                     (8,655)            82,912
                                                                                           ----------------   ----------------

       Total stockholders' equity                                                                5,516,328          2,871,755
                                                                                           ----------------   ----------------
       Total liabilities and stockholders' equity                                              $ 6,062,982        $ 4,534,950
                                                                                           ================   ================


                         See accompanying notes.

                           QUALCOMM INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEARS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------
                                                        2000               1999                1998
                                                  -----------------  -----------------  -------------------
Revenues                                               $ 3,196,780        $ 3,937,299          $ 3,347,870
                                                  -----------------  -----------------  -------------------
Operating expenses:
  Cost of revenues                                       1,507,122          2,485,072            2,333,399
  Research and development                                 340,407            381,139              349,483
  Selling, general and administrative                      342,940            425,118              409,291
  Amortization of goodwill and other
    acquisition-related intangible assets                  145,643                823                1,056
  Purchased in-process technology                           60,030                  -                6,976
  Other                                                     78,000            240,007                5,000
                                                  -----------------  -----------------  -------------------
Total operating expenses                                 2,474,142          3,532,159            3,105,205
                                                  -----------------  -----------------  -------------------
Operating income                                           722,638            405,140              242,665
Interest expense                                            (4,923)           (14,698)              (8,058)
Investment income (expense), net                           494,191             24,576              (46,663)
Distributions on Trust Convertible
    Preferred Securities of subsidiary trust               (13,039)           (39,297)             (39,270)
Other                                                       (2,062)           (69,035)                   -
                                                  -----------------  -----------------  -------------------
Income before income taxes                               1,196,805            306,686              148,674
Income tax provision                                      (526,594)          (105,807)             (40,142)
                                                  -----------------  -----------------  -------------------
Net income                                               $ 670,211          $ 200,879            $ 108,532
                                                  =================  =================  ===================
Net earnings per common share:
   Basic                                                    $ 0.93             $ 0.34               $ 0.20
                                                  =================  =================  ===================
   Diluted                                                  $ 0.85             $ 0.31               $ 0.18
                                                  =================  =================  ===================
Shares used in per share calculations:
   Basic                                                   717,205            594,714              553,623
                                                  =================  =================  ===================
   Diluted                                                 800,121            649,889              591,697
                                                  =================  =================  ===================

                                  See accompanying notes.

                                                  QUALCOMM INCORPORATED
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                             -----------------------------------------------
                                                                                 2000              1999            1998
                                                                             -------------   -----------------  ------------
OPERATING ACTIVITIES:
  Net income                                                                    $ 670,211           $ 200,879     $ 108,532
  Depreciation and amortization                                                   243,842             158,429       141,892
  Purchased in-process technology                                                  60,030                   -         6,976
  Restructuring, impairments and other non-cash charges and credits                88,953             269,449        25,000
  Gain on sale of available-for-sale securities                                  (270,132)             (5,663)            -
  Minority interest in income of consolidated subsidiaries                          6,264              13,066        48,366
  Equity in losses of investees                                                    15,117              15,140        20,731
  Non-cash income tax provision (benefit)                                         481,621             (96,595)      (55,581)
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable, net                                                      233,281            (275,846)     (166,827)
    Finance receivables, net                                                     (372,072)           (304,546)     (232,451)
    Inventories, net                                                              (68,776)             40,102      (161,380)
    Other current assets                                                          (21,507)             (7,048)      (66,603)
    Trade accounts payable                                                       (164,756)             (5,826)      100,706
    Accrued liabilities                                                           (99,976)            179,633       174,113
    Unearned revenue                                                               10,012             (10,495)       22,039
  Other liabilities                                                                     -              11,554         9,820
                                                                             -------------   -----------------  ------------
Net cash provided (used) by operating activities                                  812,112             182,233       (24,667)
                                                                             -------------   -----------------  ------------
INVESTING ACTIVITIES:
  Capital expenditures                                                           (163,182)           (180,237)     (321,566)
  Purchases of available-for-sale securities                                     (993,512)                  -             -
  Proceeds from sale of available-for-sale securities                             571,492               7,163             -
  Purchases of held-to-maturity investments                                    (1,392,310)           (858,108)     (269,833)
  Maturities of held-to-maturity investments                                    1,218,189             150,873       702,376
  Issuance of notes receivable                                                   (229,916)           (171,982)     (124,765)
  Collection of notes receivable                                                  229,654              45,754             -
  Proceeds from sale of businesses                                                246,990              98,097             -
  Business acquisitions and investments in other entities                        (273,668)            (43,568)     (117,217)
  Other items, net                                                                    281              (3,350)       (2,995)
                                                                             -------------   -----------------  ------------
Net cash used by investing activities                                            (785,982)           (955,358)     (134,000)
                                                                             -------------   -----------------  ------------
FINANCING ACTIVITIES:
  Net reduction in borrowings under bank lines of credit                         (112,000)            (39,000)       41,000
  Net proceeds from issuance of common stock                                      143,768           1,311,925        51,556
  Spin-off of Leap Wireless International, Inc.                                         -                   -       (10,000)
  Other items, net                                                                 (4,148)             (2,621)        3,120
                                                                             -------------   -----------------  ------------
Net cash provided by financing activities                                          27,620           1,270,304        85,676
                                                                             -------------   -----------------  ------------
Effect of exchange rate changes on cash                                             3,105             (13,009)            -
                                                                             -------------   -----------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               56,855             484,170       (72,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    660,016             175,846       248,837
                                                                             -------------   -----------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 716,871           $ 660,016     $ 175,846
                                                                             =============   =================  ============

                                        See accompanying notes.

                                  QUALCOMM INCORPORATED
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)


                                                        COMMON STOCK                                ACCUMULATED OTHER
                                                   ------------------------    PAID-IN    RETAINED    COMPREHENSIVE
                                                     SHARES       AMOUNT       CAPITAL    EARNINGS    INCOME (LOSS)       TOTAL
                                                   ----------   -----------   ---------  ----------  ---------------   -----------
BALANCE AT SEPTEMBER 30, 1997                        544,995    $       54    $ 906,266  $  117,798   $          60    $ 1,024,178
Components of comprehesive income:
  Net income                                               -             -            -     108,532               -        108,532
  Foreign currency translation                             -             -            -           -          (1,738)        (1,738)
                                                                                                                       ------------
          Total comprehensive income                                                                                       106,794
                                                                                                                       ------------
Exercise of stock options                             10,317             1       32,147           -               -         32,148
Tax benefit from exercise of stock options                 -             -       17,125           -               -         17,125
Issuance for Employee Stock Purchase and
  Executive Retirement Plans                           3,774             -       19,408           -               -         19,408
Issuance of common stock upon exercise of
  warrant (Note 9)                                     5,640             1           (1)          -               -              -
Spin-off of Leap Wireless International, Inc.
  (Note 2)                                                 -             -      (15,727)   (226,330)              -       (242,057)
                                                   ----------   -----------   ---------- -----------   --------------   ----------

BALANCE AT SEPTEMBER 30, 1998                        564,726            56      959,218           -          (1,678)       957,596
Components of comprehesive income:
  Net income                                               -             -            -     200,879               -        200,879
  Foreign currency translation                             -             -            -           -         (26,100)       (26,100)
  Change in unrealized gain on securities,
    net of income taxes of $74,410                         -             -            -           -         110,690        110,690
                                                                                                                        ----------
          Total comprehensive income                                                                                       285,469
                                                                                                                        ----------
Exercise of stock options                             48,994             5      205,223           -               -        205,228
Tax benefit from exercise of stock options                 -             -      290,817           -               -        290,817
Issuance for Employee Stock Purchase and
  Executive Retirement Plans                           4,994             1       31,570           -               -         31,571
Stock based compensation expense                           -             -        8,613           -               -          8,613
Sale of common stock                                  27,600             3    1,079,312           -               -      1,079,315
Issuance of common stock upon conversion
  of Trust Convertible Preferred Securities               49             -          445           -               -            445
Spin-off of Leap Wireless International, Inc.
  (Note 2)                                                 -             -       12,701           -               -         12,701
                                                   ----------   -----------   ---------- -----------   -------------    ----------
BALANCE AT SEPTEMBER 30, 1999                        646,363            65    2,587,899     200,879          82,912      2,871,755
Components of comprehesive income:
  Net income                                               -             -            -     670,211               -        670,211
  Foreign currency translation                             -             -            -           -           2,756          2,756
  Change in unrealized gain on securities,
     net of income taxes of $45,185                        -             -            -           -          67,216         67,216
  Reclassification adjustment for gains
     included in net income, net of income
     taxes of $108,593                                                                                     (161,539)      (161,539)
                                                                                                                       -----------
          Total comprehensive income                                                                                       578,644
                                                                                                                       -----------
Exercise of stock options and warrants                 22,101            2      109,825           -               -        109,827
Tax benefit from exercise of stock options                  -            -      217,846           -               -        217,846
Issuance for Employee Stock Purchase and
  Executive Retirement Plans                              749            -       31,186           -               -         31,186
Stock based compensation expense                            -            -       25,400           -               -         25,400
Shares issued for business acquisitions                 5,815            1    1,036,940           -               -      1,036,941
Issuance of common stock upon conversion
  of Trust Convertible Preferred Securities            72,623            7      644,722           -               -        644,729
                                                   -----------  -----------   ----------  -----------  -------------   -----------

BALANCE AT SEPTEMBER 30, 2000                         747,651    $      75   $4,653,818   $ 871,090      $   (8,655)   $ 5,516,328
                                                   ===========  ===========   ==========  ===========  =============   ===========


                                      See accompanying notes.

                                    QUALCOMM INCORPORATED
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, designs, develops, manufactures, and markets digital wireless communications products and services based on its Code Division Multiple Access (CDMA) technology. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications suppliers. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. The Company has contracts with Globalstar L.P. (Globalstar), a partnership formed to develop, own, and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System), to design, develop and manufacture consumer and ground communications equipment.

PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany accounts and transactions have been eliminated.

FINANCIAL STATEMENT PREPARATION

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

FISCAL YEAR

    The Company operates and reports using a fiscal year ending on the last Sunday in September. For presentation purposes, the Company has indicated its fiscal year as ending on September 30.

REVENUES

    Revenues from hardware product sales are recorded upon shipment, or when risk of loss passes to the customer, if later. Revenue from services are recorded when earned. Revenue from long-term contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined.

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

    The Company recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. Unearned revenue consists primarily of fees related to software licenses under which the Company has not met delivery requirements or fulfilled other contractual obligations.

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

    Revenues from international customers, consisting of export sales and license and royalty fees, were approximately 47%, 38% and 34% of total revenues in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, 1999 and 1998, sales to one South Korean customer by the QCT and QTL segments (Note 16) comprised 11%, 9% and 11% of consolidated revenues, respectively. During fiscal 2000, 1999 and 1998, revenues from Globalstar (Note 12) accounted for 7%, 11% and 11% of revenues, respectively.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, loan participations, medium-term notes, U.S. treasuries and government agencies' securities. The carrying amounts approximate fair value due to the short maturities of these instruments.

    The Company's policy is to place its cash, cash equivalents and investments with high quality financial institutions, government agencies and corporate entities to limit the amount of credit exposure.

MARKETABLE SECURITIES

    Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

WARRANTS

    The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment and financing activities. Warrants are not held for trading purposes. Warrants to purchase equity interests in publicly traded companies that will be accounted for as available-for-sale securities are stated at fair value. All other warrants are carried at cost.

INVENTORIES

    Inventories are valued at the lower of cost or market using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Direct external and internal computer software development costs subsequent to the preliminary stage of development are capitalized. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from two to five years. Maintenance, repairs, and minor renewals and betterments are charged to expense.

INVESTMENTS IN OTHER ENTITIES

    Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant influence, and for 50% or less ownership interests in partnerships and limited liability corporations. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees that create additional basis in the investee.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over its useful life, ranging from three to four years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from three to twenty years.

LONG-LIVED AND INTANGIBLE ASSETS

    The Company assesses potential impairments to its long-lived assets and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations.

WARRANTY

    Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense.

    Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

FOREIGN CURRENCY

    Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. During fiscal 1999, a significant devaluation of the Brazilian real resulted in a $25 million translation loss that was recorded as a component of other comprehensive income. The functional currency of the Company's foreign investees that do not use local currencies is the U.S. dollar. Where the U.S. dollar is the functional currency, the monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of expense, gains and losses are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the statement of income.

    The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction. The Company had no foreign currency forward contracts outstanding as of September 30, 2000 or 1999. During fiscal 2000 and 1998, net foreign currency transaction gains and (losses) included in the Company's statements of income totaled approximately $(1) million and $6 million, respectively. During fiscal 1999, net foreign currency transaction gains were not material.

INCOME TAXES

    Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

COMPREHENSIVE INCOME

    Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

                                                         SEPTEMBER 30,
                                           ------------------------------------------
                                               2000          1999            1998
                                           ------------  -------------  -------------
         Foreign currency translation       $ (25,022)    $ (27,778)     $ (1,678)
         Unrealized gain on securities,
          net of income taxes                  16,367       110,690           -
                                           ------------  -------------  -------------
                                            $  (8,655)    $  82,912      $ (1,678)
                                           ============  =============  =============

STOCK SPLIT

    On April 14, 1999, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999. On November 2, 1999, the Company's Board of Directors declared a four-for-one stock split of the Company's common stock and an increase in the number of authorized shares of common stock to three billion shares. The stock was distributed on December 30, 1999 to stockholders of record on December 20, 1999. All references to per share amounts have been restated to reflect these stock splits.

NET EARNINGS PER COMMON SHARE

    Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share (diluted EPS) reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants and the potential dilutive effect for the period prior to conversion of shares issuable upon conversion of Trust Convertible Preferred Securities, determined on an if-converted basis, as follows (in thousands):

                                                        YEARS ENDED SEPTEMBER 30,
                                                -------------------------------------------
                                                    2000           1999           1998
                                                -------------  -------------  -------------
       Options                                      64,802         55,175         32,996
       Warrants                                          -              -          5,078
       Trust Convertible Preferred Securities       18,114              -              -
                                                -------------  -------------  -------------
                                                    82,916         55,175         38,074
                                                =============  =============  =============

    Options outstanding during the years ended September 30, 2000, 1999 and 1998 to purchase approximately 2,625,000, 13,494,000, and 28,643,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for fiscal 2000 is increased by $7 million, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The additional common shares assuming the conversion of the Trust Convertible Preferred Securities (Note 8) are not included for purposes of computing diluted EPS for fiscal 1999 and 1998 because the effect would have been anti-dilutive.

FUTURE ACCOUNTING REQUIREMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. The Company is not currently engaged in hedging activities. The Company will record certain derivative assets and liabilities at fair value as a result of the adoption of this standard. Upon adoption, the Company expects to record a gain on derivative instruments of approximately $217 million as a cumulative effect of a change in accounting principle. Future gains and losses on these instruments will be recorded in the income statement.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operation.

NOTE 2. SPIN-OFF OF LEAP WIRELESS INTERNATIONAL, INC.

    On September 23, 1998, the Company completed the spin-off and distribution (the Distribution or Leap Wireless Spin-off) to its stockholders of shares of Leap Wireless International, Inc., a Delaware corporation (Leap Wireless). In connection with the Distribution, the Company transferred to Leap Wireless its joint venture and equity interests in certain domestic and international emerging terrestrial-based wireless telecommunications operating companies and recorded a $17 million liability in connection with its agreement to transfer its ownership interest in Telesystems of Ukraine (TOU), a wireless telecommunications company in Ukraine, and its working capital loan receivable from TOU (TOU assets) to Leap Wireless if certain events occurred within 18 months of the Leap Wireless Spin-off. During the first six months of fiscal 1999, the Company provided an additional $2 million working capital loan to TOU and recorded 100% of the losses of TOU, net of eliminations, because the other investors' equity interests were depleted. In March 1999, the Company reassessed the recoverability of TOU assets in light of certain developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business (Note 13). As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract, and the adjusted liability to transfer TOU to Leap Wireless of $15 million was reversed against equity as an adjustment to the Distribution. As of September 30, 1999, all TOU assets were written off.

    In connection with the Distribution, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24 million net of the related deferred tax liability. In March 1999, the Company agreed to reduce the number of shares under warrant to 4,500,000 in exchange for $3 million in consideration from Leap Wireless, resulting in a pre-tax loss of $3 million. The Company agreed to the cancellation to enable Leap Wireless to meet Federal Communications Commission regulatory requirements. The estimated fair values of the warrant at September 30, 2000 and 1999 are $250 million and $90 million, respectively, as calculated using the Black-Scholes option-pricing model.

NOTE 3. ACQUISITIONS

SNAPTRACK, INC.

    In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million. The preliminary allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities, reflects acquired goodwill of $948 million, purchased in-process technology of $60 million and other intangible assets of $34 million. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of four years. The acquisition has been treated as a non-cash transaction in the statement of cash flows.

    Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair values for each of the in-process technologies were determined by estimating the resulting net cash flows from such products after their completion and commercialization, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The fair value of in-process technology was determined to be $60 million, including Multimedia

ASIC ($27 million), Server Release 2.0 ($23 million), DSP Release 2.0 ($8 million) and the pager product ($2 million). Net cash flow projections were made based on an assessment of customer needs and the expected pricing and cost structure. If these projects are not developed, future revenue and profitability of QUALCOMM may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    The consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of SnapTrack had been made at the beginning of the years ended September 30, are as follows (in thousands, except per share data):

                                                             2000             1999
                                                       ---------------  ---------------
                                                                  (unaudited)
         Revenues                                       $  3,197,119      $  3,937,364
                                                       ---------------  ---------------
         Net income (loss)                              $    619,226      $    (50,915)
                                                       ===============  ===============
         Basic earnings (loss) per common share         $       0.86      $      (0.08)
                                                       ===============  ===============
         Diluted earnings (loss) per common share       $       0.78      $      (0.08)
                                                       ===============  ===============

    These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

TECHNOLOGY DEVELOPMENT GROUP OF TELLIT COMMUNICATIONS LTD.

    In February 2000, the Company purchased the Technology Development Group of Tellit Communications Limited (Tellit), a U.K.-based company. The initial purchase price of $12 million was paid in cash. An additional $9 million in consideration is payable in cash through March 31, 2001 if certain performance and other milestones are reached. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill of $11 million and assembled workforce of $1 million. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Any adjustments to the purchase price related to contingent consideration are expected to increase goodwill. Amounts allocated to goodwill and assembled workforce are amortized on a straight-line basis over their estimated useful lives of three years. The consolidated financial statements include the operating results of the Technology Development Group of Tellit from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

NOTE 4. MARKETABLE SECURITIES

    Marketable securities are comprised as follows (in thousands):

                                                    CURRENT                           NONCURRENT
                                         --------------------------------   -------------------------------
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------   -------------------------------
                                              2000             1999             2000             1999
                                         ---------------  ---------------   --------------   --------------
Held-to-maturity:
   Certificates of deposit                $   201,338        $ 193,534        $       -         $ 10,000
   Commercial paper                           289,761          465,953                -                -
   U.S. government securities                       -                -           10,000                -
   Corporate medium-term notes                194,576          107,662          312,791           57,564
                                         ---------------  ---------------   --------------   --------------
                                              685,675          767,149          322,791           67,564
Available-for-sale:
   Commercial paper                             2,956                -                -                -
   U.S. government securities                 110,256                -                -                -
   Corporate medium-term notes                108,748                -                -                -
   Mortgage-backed securities                  28,347                -                -                -
   Asset-backed securities                    119,540                -                -                -
   Equity securities                                -          187,266          425,730            2,931
                                         ---------------  ---------------   --------------   --------------
                                              369,847          187,266          425,730            2,931

                                         ---------------  ---------------   --------------   --------------
                                          $ 1,055,522        $ 954,415        $ 748,521         $ 70,495
                                         ===============  ===============   ==============   ==============

    As of September 30, 2000, the contractual maturities of debt securities are as follows (in thousands):

                                      YEARS TO MATURITY          NO SINGLE
                                 ----------------------------
                                   LESS THAN        ONE TO        MATURITY
                                    ONE YEAR      FIVE YEARS        DATE
                                 --------------  ------------   ------------
          Held-to-maturity         $ 685,675      $ 322,791      $       -
          Available-for-sale          15,550        206,410        147,887
                                 --------------  ------------   ------------
                                   $ 701,225      $ 529,201      $ 147,887
                                 ==============  ============   ============

    Securities with no single maturity date include mortgage-backed securities and asset-backed securities.

    Available-for-sale securities are comprised as follows at September 30 (in thousands):

                                                UNREALIZED     UNREALIZED      FAIR VALUE
                                    COST          GAIN           LOSS
                                ------------   ------------   -------------   --------------
          2000
          Equity securities      $ 400,114      $ 180,787       $ (155,171)     $ 425,730
          Debt securities          368,095          2,446             (694)       369,847
                                ------------   ------------   -------------   --------------
          Total                  $ 768,209      $ 183,233       $ (155,865)     $ 795,577
                                ============   ============   =============   ==============

          1999
          Equity securities      $   5,097      $ 185,100        $       -      $ 190,197
                                ============   ============   =============   ==============

    The fair values of held-to-maturity debt securities at September 30, 2000 and 1999 approximate cost.

    In April 2000, the Company purchased approximately 11,500,000 shares of the common stock of NetZero, Inc. (NetZero), representing a 9.9% interest, for $144 million in cash. NetZero is a publicly traded company that provides Internet access and services to consumers and on-line direct marketing services to advertisers. The fair value of the NetZero investment is $35 million at September 30, 2000.

    In February 2000, the Company purchased 308,000 units of Leap Wireless' senior discount notes with warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5%. The warrants are detachable and entitle each holder to purchase 2.503 common shares per each senior discount note unit held. The exercise price is $96.80 per common share. Leap Wireless used $227 million of the proceeds from the issuance of senior discount notes and senior notes to pay down its credit facility with the Company. The credit facility was cancelled in the second quarter of fiscal 2000. The fair value of the senior discount notes with warrants is $136 million at September 30, 2000.

    In November 1999, the Company purchased 2,565,000 common shares of Korea Telecom Freetel (KT Freetel), representing a 1.9% interest, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. If KT Freetel meets certain obligations related to the commercial deployment of 1xEV technology, the Company will be required to exercise the warrants. The exercise price of the warrants is expected to be paid by tendering the bond as payment in full. If KT Freetel does not meet such obligations, the Company will have the right to redeem the bond at face value plus a premium equal to 10% per year. The Company uses the cost method to account for 1,924,000 of the common shares and approximately 1,388,000 shares under warrant as those shares are restricted through June 1, 2002; the recorded value of the restricted securities is $147 million. The remaining shares and warrants, with a cost basis of $49 million, are recorded at fair value and classified as marketable securities; the fair value of these marketable securities is $38 million at September 30, 2000.

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

ACCOUNTS RECEIVABLE

                                                                        SEPTEMBER 30,
                                                                 ---------------------------
                                                                     2000          1999
                                                                 -------------  ------------
                                                                        (IN THOUSANDS)
             Trade, net of allowance for doubtful accounts
                of $9,610 and $22,276, respectively                $ 542,288     $ 674,211
             Long-term contracts:
               Billed                                                 38,059       128,208
               Unbilled                                               21,185        69,409
             Other                                                     5,447        11,812
                                                                 -------------  ------------
                                                                    $ 606,979     $ 883,640
                                                                 =============  ============

    Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

FINANCE RECEIVABLES

    Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) (Note 13) with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables are comprised as follows:

                                                              SEPTEMBER 30,
                                                   -----------------------------------
                                                        2000               1999
                                                   ---------------   -----------------
                                                             (IN THOUSANDS)
             Finance receivables                      $ 939,063           $ 585,482
             Allowance for doubtful receivables         (11,144)            (10,623)
                                                   ---------------   -----------------
                                                        927,919             574,859
             Current maturities                         128,515              26,377
                                                   ---------------   -----------------
             Noncurrent finance receivables, net      $ 799,404           $ 548,482
                                                   ===============   =================

    At September 30, 2000 and 1999, the fair value of finance receivables approximated $826 million and $541 million, respectively. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

    Maturities of finance receivables at September 30, 2000 are as follows (in thousands):

                           FISCAL YEAR ENDING SEPTEMBER 30,
                        -------------------------------------
                          2001                 $ 128,515
                          2002                   151,517
                          2003                   323,928
                          2004                   110,326
                          2005                    77,818
                          Thereafter             146,959
                                              ------------
                                               $ 939,063
                                              ============

    At September 30, 2000, commitments to extend long-term financing to CDMA customers of Ericsson (Note 13) totaled approximately $255 million, which the Company expects to fund over the next two years. Such commitments are subject to the customers meeting certain conditions established in the financing arrangements and, in most cases, to Ericsson also financing a portion of such sales. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

INVENTORIES

                                            SEPTEMBER 30,
                                      ---------------------------
                                         2000           1999
                                      ------------  -------------
                                            (IN THOUSANDS)
                Raw materials             $ 47,952      $ 161,481
                Work-in-process              8,370         51,003
                Finished goods              29,044         45,457
                                       ------------  -------------
                                           $ 85,366      $ 257,941
                                       ============  =============

PROPERTY, PLANT AND EQUIPMENT

                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2000           1999
                                                    ------------   ------------
                                                           (IN THOUSANDS)
                Land                                  $ 37,953       $ 36,310
                Buildings and improvements             279,265        285,762
                Computer equipment                     254,675        244,605
                Machinery and equipment                193,194        274,353
                Furniture and office equipment          14,424         16,515
                Leasehold improvements                  33,798         33,207
                                                    ------------   ------------
                                                       813,309        890,752
                Less accumulated depreciation
                  and amortization                    (381,604)      (334,761)
                                                    ------------   ------------
                                                      $431,705       $555,991
                                                    ============   ============

    At September 30, 2000, buildings and leasehold improvements with a net book value of $145 million, including accumulated depreciation of $36 million, are leased or held for lease to third parties.

INTANGIBLE ASSETS

    At September 30, 2000 and 1999, goodwill is presented net of $144 million and $2 million in accumulated amortization, respectively. At September 30, 2000 and 1999, intangible assets totaling $45 million and $17 million, respectively, are presented net of $8 million and $3 million in accumulated amortization, respectively.

NOTE 6. INVESTMENT INCOME (EXPENSE), NET

    Investment income (expense), net for the years ended September 30 is comprised as follows (in thousands):

                                                         2000           1999          1998
                                                      ------------  -------------  ------------
   Interest income                                       $245,440       $ 50,392      $ 39,484
   Realized gains on marketable securities                270,132          5,663         2,950
   Loss on cancellation of warrants (Note 2)                    -         (3,273)            -
   Write-off of investment in other entity                      -              -       (20,000)
   Minority interest in income of consolidated
      subsidiaries                                         (6,264)       (13,066)      (48,366)
   Equity in losses of investees                          (15,117)       (15,140)      (20,731)
                                                      ------------  -------------  ------------
                                                        $ 494,191       $ 24,576      $(46,663)
                                                      ============  =============  ============

NOTE 7. DEBT AND CREDIT FACILITIES

    The Company has an unsecured credit facility under which banks are committed to make up to $400 million in revolving loans to the Company. The credit facility expires in March 2001. The facility may be extended on an annual basis upon maturity. The Company is currently obligated to pay commitment fees equal to 0.175% per year on the unused amount of the credit facility. The credit facility includes certain restrictive financial and operating covenants. At September 30, 2000 and 1999, there were no amounts or letters of credit issued or outstanding under the credit facility.

    Under terms of two identical revolving credit agreements, cancelled in February 2000 as a condition of the sale of the Company's terrestrial-based CDMA wireless consumer phone business (Note 13), QUALCOMM Personal Electronics (QPE) (Note 12) could borrow a total of $150 million. Borrowings under the facilities totaled $112 million at September 30, 1999. The interest under the facilities was at the applicable LIBOR rate plus 0.5%. The weighted average interest rate on outstanding borrowings was 6.4%, 5.9% and 6.2% during fiscal 2000, 1999 and 1998, respectively, and 6.0% at September 30, 1999.

    The fair value of the Company's bank lines of credit are estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. At September 30, 1999, the estimated fair value of the Company's bank lines of credit approximated their carrying value.

    Cash amounts paid for interest were $5 million in fiscal 2000 and $11 million in each of fiscal years 1999 and 1998.

NOTE 8. TRUST CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

    In February 1997, QUALCOMM Financial Trust I (the Trust), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities. The sole assets of the Trust were QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures due February 24, 2012. The obligations of the Trust related to the Trust Convertible Preferred Securities were fully and unconditionally guaranteed by the Company. The Trust Convertible Preferred Securities were convertible into Company common stock at the rate of 5.5056 shares of Company common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $9.082054 per share of common stock). Distributions on the Trust Convertible Preferred Securities were payable quarterly by the Trust. The Trust Convertible Preferred Securities were subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The Company had the right to convert the Trust Convertible Preferred Securities, in whole or in part, on or after March 4, 2000. The Company was required to pay a premium over the initial conversion price if securities were converted prior to March 4, 2002. As a result of the Leap Wireless Spin-off, and pursuant to a resolution of the Board of Directors of QUALCOMM, each QUALCOMM Trust Convertible Preferred Security was convertible, subject and pursuant to the terms of the Convertible Subordinated Debentures, into both QUALCOMM common stock and Leap Wireless common stock at the rate of
5.5056 and 0.17205 shares, respectively, for each QUALCOMM Trust Convertible Preferred Security.

    During fiscal 2000 and 1999, approximately 13,191,000 and 8,910 Trust Convertible Preferred Securities were converted into approximately 72,623,000 and 49,000 shares of common stock, respectively. All Trust Convertible Preferred Securities have been converted into common stock.

NOTE 9. CAPITAL STOCK

COMMON STOCK WARRANTS

    In November 1991, the Company issued seven-year warrants to purchase 6,252,000 shares of common stock at $0.6875 per share to a company for the relinquishment of all its claims to participate in certain future royalties, license fees and profits. During August 1998, the Company issued 5,640,000 shares of common stock upon the full net exercise of the warrants.

    In March 2000, the Company assumed warrants to purchase 11,000, 68,000, and 7,000 shares of common stock at $10.21, $2.91, and $6.56 per share, respectively, as a result of the acquisition of SnapTrack. In April 2000, the Company issued 86,000 shares of common stock upon the full cash exercise of the warrants.

PREFERRED STOCK

    The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company's Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 2000 and 1999, no shares of preferred stock were outstanding.

PREFERRED SHARE PURCHASE RIGHTS PLAN

    During fiscal 1996, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders' rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company's common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-hundredth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250. In November 1999, the Rights Plan was amended to provide that the purchase price be set at $400. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company's common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.005 per Right.

NOTE 10. INCOME TAXES

    The components of income tax provision for the years ended September 30 are as follows (in thousands):

                                         2000             1999             1998
                                    --------------   --------------  ---------------
Current provision:
  Federal                               $ 289,135        $ 143,534         $ 86,488
  State                                    54,423           22,211            1,916
  Foreign                                  62,385           36,657            7,319
                                    --------------   --------------  ---------------
                                          405,943          202,402           95,723
                                    --------------   --------------  ---------------

Deferred provision (benefit):
  Federal                                  97,522          (86,996)         (46,862)
  State                                    23,129           (9,599)          (8,719)
                                    --------------   --------------  ---------------
                                          120,651          (96,595)         (55,581)
                                    --------------   --------------  ---------------
                                        $ 526,594        $ 105,807         $ 40,142
                                    ==============   ==============  ===============


    The following is a reconciliation from the expected statutory federal income tax provision to the Company's actual income tax provision for the years ended September 30 (in thousands):

                                                 2000           1999            1998
                                               ---------      ---------      ---------
Expected income tax provision at federal
  statutory tax rate                           $ 418,881      $ 107,363      $  52,036
State income tax provision, net of federal
  benefit                                         62,234         15,951          7,732
Foreign taxes                                     62,385         36,657          7,075
Permanent differences                             16,278          2,108          5,754
Goodwill amortization and purchased
    in-process technology                         79,811           --             --
Tax credits                                     (104,497)       (56,800)       (34,015)
Other                                             (8,498)           528          1,560
                                               ---------      ---------      ---------
Actual income tax provision                    $ 526,594      $ 105,807      $  40,142
                                               =========      =========      =========


    U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $13 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States. At September 30, 2000 and 1999, the Company had net deferred tax assets as follows (in thousands):

                                                    2000                1999
                                                  ---------           ---------
Accrued liabilities                               $ 144,095           $ 232,397
Unrealized loss on marketable securities             62,658                 -
Unused net operating losses                         289,613              73,962
Tax credits                                         214,349              51,864
                                                  ---------           ---------
   Total gross assets                               710,715             358,223
Valuation allowance                                (584,001)                -
                                                  ---------           ---------
   Total deferred assets                            126,714             358,223
                                                  ---------           ---------

Purchased intangible assets                         (11,496)                -
Unrealized gain on marketable securities            (73,659)            (74,409)
Other basis differences                             (41,559)            (41,809)
                                                  ---------           ---------
   Total deferred liabilities                      (126,714)           (116,218)
                                                  ---------           ---------
                                                  $     -             $ 242,005
                                                  =========           =========

    The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income. If or when recognized, the tax benefit of these deferred assets will be accounted for as a credit to shareholders' equity rather than as a reduction of the income tax provision.

    At September 30, 2000, the Company had unused net operating losses, manufacturing, research, foreign tax and alternative minimum tax credits expiring from 2002 through 2019. The unused net operating tax losses were generated by the exercise of non-qualified employee stock options.

    Cash amounts paid for income taxes were $44 million, $68 million and $58 million for fiscal 2000, 1999 and 1998, respectively.

NOTE 11. EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for fiscal 2000, 1999 and 1998 was $17 million, $17 million and $10 million, respectively.

STOCK OPTION PLANS

    The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the date of grant. The 1991 Stock Option Plan (the Plan), as amended, authorizes up to 295,200,000 shares to be granted no later than August 2001. The Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding six years and are exercisable for up to ten years from the grant date. At September 30, 2000, options for 46,124,000 shares were exercisable at prices ranging from $2.19 to $147.87 for an aggregate exercise price of $336 million.

    The Company has a Non-Employee Directors' Stock Option Plan that authorizes 8,560,000 shares to be granted no later than February 2013. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 2000, options for 2,555,000 shares were exercisable at prices ranging from $2.78 to $133.00 per share for an aggregate exercise price of $12 million.

    In March 2000, the Company assumed 1,560,000 outstanding stock options under the SnapTrack, Inc. 1995 Stock Option Plan (the SnapTrack Plan), as amended with respect to the acquisition. The SnapTrack Plan expired on the date of acquisition, and no additional shares may be granted under that plan. The SnapTrack Plan provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. At September 30, 2000, options for 171,000 shares were exercisable at prices ranging from $0.02 to $5.30 for an aggregate exercise price of $0.2 million.

    A summary of stock option transactions for the plans follows (number of shares in thousands):

                                                                        OPTIONS OUTSTANDING
                                                               ----------------------------------------------
                                                                                   EXERCISE PRICE PER SHARE
                                                   OPTIONS                    -------------------------------
                                                  AVAILABLE       NUMBER                           WEIGHTED
                                                  FOR GRANT     OF SHARES          RANGE           AVERAGE
                                                 ------------  -------------  -----------------   -----------
BALANCE AT SEPTEMBER 30, 1997                         31,104        147,849     $0.63 to $7.80        $ 4.50
  Additional shares reserved                          43,760              -                  -             -
  Options granted                                    (49,232)        49,232       5.57 to 8.75          7.28
  Options canceled                                     6,472         (6,472)      1.94 to 8.75          5.40
  Options exercised                                        -        (10,317)      0.85 to 7.22          3.12
                                                 ------------  -------------
BALANCE AT SEPTEMBER 23, 1998 (a)                     32,104        180,292     $0.63 to $8.75        $ 5.30
  Options granted                                       (384)           384       2.25 to 8.56          6.11
  Options canceled                                       104           (104)      5.11 to 7.80          6.73
                                                 ------------  -------------
BALANCE AT SEPTEMBER 30, 1998                         31,824        180,572     $0.61 to $8.56        $ 5.19
  Additional shares reserved                          28,000              -                  -             -
  Options granted                                    (18,964)        18,964      4.95 to 48.10         13.03
  Options canceled                                    25,336        (25,336)     0.61 to 29.39          5.85
  Options exercised                                        -        (48,994)      0.61 to 8.56          4.39
                                                 ------------  -------------
BALANCE AT SEPTEMBER 30, 1999                         66,196        125,206    $1.09 to $48.10        $ 6.56
  Additional shares reserved (b)                       1,560              -                  -             -
  Options exchanged (b)                               (1,560)         1,560       0.02 to 5.30          1.32
  Options granted                                     (9,523)         9,523    46.93 to 172.38         84.30
  Options canceled                                     4,306         (4,306)    2.06 to 140.00         13.94
  Options exercised                                        -        (22,015)    0.02 to 112.50          4.96
                                                 ------------  -------------
BALANCE AT SEPTEMBER 30, 2000                         60,979        109,968   $0.02 to $172.38       $ 13.25
                                                 ============  =============



(a) On September 23, 1998, in connection with the Leap Wireless Spin-off, the Company adjusted the option exercise prices to maintain the economic value of the options that existed at the time of the Spin-off. The range and weighted average exercise prices of options outstanding at September 23, 1998 were $0.61 to $8.56 and $5.19, respectively, as adjusted in connection with the Leap Wireless Spin-off.

(b) Represents activity related to options that were assumed as a result of the acquisition of SnapTrack in March 2000.

    The following table summarizes information about fixed stock options outstanding at September 30, 2000 (number of shares in thousands):

                                        OPTIONS OUTSTANDING
                            -------------------------------------------
                                              WEIGHTED
                                               AVERAGE                          OPTIONS EXERCISABLE
                                                                            ----------------------------
                                              REMAINING       WEIGHTED                        WEIGHTED
                                             CONTRACTUAL      AVERAGE                         AVERAGE
        RANGE OF                NUMBER          LIFE          EXERCISE         NUMBER         EXERCISE
     EXERCISE PRICES          OF SHARES      (IN YEARS)        PRICE         OF SHARES         PRICE
--------------------------  ---------------  ------------     ---------     -------------    -----------
$0.02 to $3.38                      11,380          4.23        $ 2.84            10,546         $ 2.95
$3.39 to $6.05                      40,301          5.48          4.95            23,271           4.75
$6.06 to $8.02                      41,016          7.40          7.10            12,060           7.02
$8.09 to $19.25                      6,367          8.42         16.08             1,506          16.85
$23.83 to $51.82                     4,075          8.94         44.05               746          42.57
$53.31 to $83.50                     4,089          8.96         80.15               568          83.01
$86.63 to $172.38                    2,740          9.49        118.35               153         115.41
                            ---------------                                 -------------
                                   109,968          6.59         13.25            48,850           7.13
                            ===============                                 =============

EMPLOYEE STOCK PURCHASE PLANS

    The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 1991 Employee Stock Purchase Plan, as amended, authorizes up to 33,600,000 shares to be granted no later than August 2001. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 200,000 shares to be granted at anytime. During fiscal 2000, 1999 and 1998, shares totaling 749,000, 4,774,000 and 3,511,000 were issued under the plans at an average price of $37.75, $5.44 and $5.52 per share, respectively. At September 30, 2000, 12,998,000 shares were reserved for future issuance.

EXECUTIVE RETIREMENT PLANS

    The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, the Company matches up to 10% of the participants' deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements, and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. All shares forfeited are used to reduce the Company's future matching contributions. The plans authorize up to 800,000 shares to be allocated to participants at anytime. During fiscal 2000 no shares, and during fiscal 1999 and 1998, 220,000 and 263,000 shares net of forfeitures, respectively, were issued under the plans. The Company's matching contribution net of amounts forfeited during fiscal 2000, 1999 and 1998 amounted to $2 million, $1 million and $2 million, respectively. At September 30, 2000, 341,000 shares, including 163,000 issued and unallocated forfeited shares, were reserved for future allocation.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Pro forma information regarding net income and net earnings per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                                     EMPLOYEE STOCK
                                      STOCK OPTION PLANS             PURCHASE PLANS
                                  --------------------------    ---------------------------
                                    2000     1999     1998       2000      1999     1998
                                  -------  --------  -------    -------   -------  --------
Risk-free interest rate             6.3%      5.2%     5.5%       5.7%      4.7%      5.1%
Volatility                         57.0%     51.0%    50.0%      72.0%     51.0%     50.0%
Dividend yield                      0.0%      0.0%     0.0%       0.0%      0.0%      0.0%
Expected life (years)                5.5       6.0      6.0        0.5       0.5       0.5

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during fiscal years 2000, 1999 and 1998 were $48.62, $7.14 and $3.97 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plans during fiscal years 2000, 1999 and 1998 were $31.95, $2.80 and $1.99, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the years ended September 30 are as follows (in thousands, except for net earnings per share):

                                           2000                                  1999                            1998
                          -----------------------------------     --------------------------------    ---------------------------
                            AS REPORTED           PRO FORMA          AS REPORTED        PRO FORMA     AS REPORTED      PRO FORMA
                          --------------        -------------     ---------------    -------------    -----------     -----------
Net income                    $ 670,211            $ 570,044           $ 200,879        $ 149,100      $ 108,532        $ 57,747
Net earnings per common
 share:
 Basic                           $ 0.93               $ 0.79              $ 0.34           $ 0.25         $ 0.20          $ 0.10
 Diluted                         $ 0.85               $ 0.71              $ 0.31           $ 0.23         $ 0.18          $ 0.10


    The effects on pro forma disclosures of applying the fair value method are not likely to be representative of the effects on pro forma disclosures of future years because the fair value method is applicable only to options granted subsequent to September 30, 1995.

NOTE 12. INVESTMENTS IN OTHER ENTITIES

GLOBALSTAR L.P.

    Through partnership interests held in certain intermediate limited partnerships and other indirect interests, the Company owns an approximate 6.3% interest in Globalstar, a limited partnership formed to develop, own and operate the Globalstar System. The Company accounts for its investment under the equity method. As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company's intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company's investment in the intermediate partnerships had no basis during each of fiscal 2000, 1999 and 1998, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

    The Company continues to provide services and sell products under a number of development and production contracts involving the Globalstar System. Revenues resulting from the agreements with Globalstar for fiscal 2000, 1999 and 1998 were $219 million, $435 million and $373 million, respectively.

    At September 30, 2000 and 1999, $504 million and $349 million in interest bearing financed amounts and $37 million and $171 million in accounts receivable, respectively, were outstanding from Globalstar. In May 2000, the Company and Globalstar signed definitive agreements to finance current and future contract payments. The financing bears interest at 6% and is payable in quarterly installments beginning January 15, 2001 through August 15, 2003. The Company received warrants to purchase 3,450,000 ordinary partnership interests in Globalstar as part of the financing arrangement for $42.25 per unit, which approximates the market value of the common shares of Globalstar Telecommunications Ltd. (GTL) on the transaction date assuming a just over one-to-four relationship. GTL is a publicly traded company that owns an approximate 40% interest in Globalstar. Seventy-five percent of the warrants are vested and the remaining twenty-five percent of the warrants vest on September 1, 2001. The vested warrants were recorded at an estimated fair value of $36 million, resulting in a corresponding discount to the finance receivables. The Company changed its estimate of amounts collectible under Globalstar contracts and recorded previously unrecognized revenue of $8 million and interest income of $10 million during fiscal 2000. At September 30, 2000, $18 million in future contract billings, including unbilled receivables at September 30, 2000, are expected to be eligible for financing under the financing agreement with Globalstar.

    On June 30, 2000, Globalstar defaulted on a $250 million bank facility that QUALCOMM partially guaranteed in 1996. As a result of this default, QUALCOMM's guaranty was called, and QUALCOMM paid $22 million to the subject banks in full satisfaction of this guaranty. Pursuant to an agreement entered into in 1996, with respect to the original provision of this guaranty, Globalstar caused QUALCOMM to accept, in satisfaction of QUALCOMM's subrogation rights, a subordinated promissory note issued by Globalstar with a principal amount equal to the amount QUALCOMM paid under its guaranty (the Globalstar Promissory Note). The Globalstar Promissory Note bears interest at LIBOR plus 3%, and principal and interest are due and payable in full on June 30, 2003.

    In September 2000, Globalstar announced that five of its founding partners and a sixth partner will provide the company with additional equity financing. Under the terms of their subscription agreements, QUALCOMM, Loral Space & Communications, Vodafone, Elsacom, T.E.S.A.M., and ChinaSat will invest $68 million in GTL common shares. GTL will use all proceeds to purchase partnership interests in Globalstar, which, in turn, will use the proceeds for general corporate purposes including capital expenditures, operations and interest payments. In the first quarter of fiscal 2001, QUALCOMM funded its $12 million commitment and received 1,120,187 shares of GTL common stock.

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

IGNITION, LLC

    In March 2000, the Company purchased 42 million Series B Preferred units, representing an approximate 13% undiluted interest, in Ignition, LLC (Ignition), a venture firm formed to fund, mentor and build wireless Internet start-up companies. The Company also received a warrant to purchase four million common units at $0.46 per unit. The Company made capital contributions of $17 million during fiscal 2000 and will be required to provide $25 million in additional equity contributions over five years.

WINGCAST, LLC

    In July 2000, Ford Motor Company and QUALCOMM announced the creation of a new company, Wingcast, LLC (Wingcast), that will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, of which $75 million is payable in cash and $50 million is payable in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast's services. QUALCOMM holds a 15% interest in Wingcast.

QUALCOMM PERSONAL ELECTRONICS

    In fiscal 1994, a subsidiary of the Company and a subsidiary of Sony Electronics Inc. (Sony Electronics) entered into a general partnership, QUALCOMM Personal Electronics (QPE), to manufacture CDMA consumer equipment for cellular, PCS and other wireless applications. The Company owns 51% of the venture and consolidates QPE in its financial statements. Sony Electronics' 49% general partnership share in QPE is presented as a minority interest in the Company's financial statements. In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business (Note 13). As a result, QPE has no on-going operations.

    During fiscal 2000, 1999 and 1998, QPE sales to Sony Electronics amounted to $6 million, $249 million and $684 million, respectively. Purchases of inventory and capital equipment from Sony Electronics and other Sony affiliates during fiscal 2000, 1999 and 1998 amounted to $3 million, $80 million and $138 million, respectively. At September 30, 2000 and 1999, outstanding accounts receivable from Sony Electronics amounted to $2 million and $26 million, respectively. The $2 million receivable at September 30, 2000 is the result of on-going business unrelated to QPE. At September 30, 1999, accounts payable to all Sony Electronics affiliated companies amounted to $14 million.

NEXTWAVE TELECOM INC.

    In November 1995, the Company paid $5 million to purchase 1,666,666 shares of Series B Common Stock and provided a $25 million short-term note receivable to NextWave Telecom Inc. (NextWave), a privately held company. As part of the share purchase, the Company also received warrants to buy 1,111,111 additional shares of Series B Common Stock at $3 per share. During March 1996, the Company converted $15 million of the note receivable into 5,000,000 shares of Series B Common Stock. The conversion was treated as a non-cash transaction for the consolidated statement of cash flows. In June 1998, the Company recorded a $20 million non-cash charge to write-off its investment in NextWave. Subsidiaries of NextWave filed for bankruptcy protection in June 1998 under Chapter 11 of the U.S. Bankruptcy Code. There is significant uncertainty as to the outcome of the bankruptcy proceedings.

OTHER INVESTMENTS

    The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA and high data rate, 1xEV, systems. Other strategic investments as of September 30, 2000 and 1999, amounted to $148 million and $51 million, respectively. At September 30, 2000, effective ownership interests in the investees ranged from 1% to 50%. Funding commitments related to these investments total $66 million at September 30, 2000, which the Company expects to fund in fiscal 2001. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. It is not practicable to estimate the fair value of these investments as the investments are predominantly closely held and not publicly traded. An investee's failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company's investment in the investee. There can be no assurance that the investees will be successful in their efforts.

NOTE 13. DISPOSITION OF ASSETS AND OTHER CHARGES

    In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business, including its phone inventory, manufacturing equipment and customer commitments, to Kyocera Wireless (Kyocera). Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuit sets and system software requirements from QUALCOMM for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with QUALCOMM. QUALCOMM received $242 million, including interest, during fiscal 2000 for the net assets sold.

    As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera's phone business for up to three years. In addition, selected employees of QPE were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. QUALCOMM recorded $83 million in charges during fiscal 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration received from Kyocera, less costs to sell, and employee termination costs.

    In May 1999, the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Ericsson and entered into various license and settlement agreements with Ericsson. Pursuant to the Company's agreement with Ericsson, the Company has and will extend financing for possible future sales by Ericsson of infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson (Note 5). The Company recorded charges of $251 million during fiscal 1999 related to the sales of its terrestrial CDMA wireless infrastructure business. Ericsson has notified the Company that it is disputing the purchase price (Note 15).

    The Company leases certain facilities to Ericsson and Kyocera under noncancelable operating leases, with provisions for cost-of-living increases. The leases expire on various dates through May 31, 2004 and February 20, 2005, respectively, and generally provide for renewal options thereafter. Future minimum rentals in each of the next five years from fiscal 2001 to 2005 are $22 million, $22 million, $23 million, $19 million and $5 million, including $1 million in fiscal 2001 and 2002 related to subleases.

    On July 25, 2000, QUALCOMM announced that it intends to spin-off its integrated circuits and system software solutions business. In connection with this announcement, QUALCOMM filed a Current Report on Form 8-K dated July 25, 2000.

NOTE 14. RESTRUCTURING

    During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness in connection with the Company's plan to exit certain activities in its infrastructure equipment business. As a result of this review, management approved a formal restructuring plan that eliminated 651 positions. The Company recorded charges to operations of $15 million during the second quarter of fiscal 1999, including $10 million in employee termination costs, $3 million in asset impairments and $1 million in estimated net losses on subleases or lease cancellation penalties. The activities related to the restructuring have been completed. The following table presents the roll forward from the initial provision during fiscal 1999 to September 30, 2000 (in thousands):

                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                PROVISIONS       DEDUCTIONS            1999            DEDUCTIONS              2000
                               -------------     ------------      -------------      --------------      ---------------
Employee termination costs         $ 10,162        $ (10,162)       $       -           $       -           $        -
Facility exit costs                   4,397           (3,866)               531                (531)                 -
                               -------------     ------------      -------------      --------------      ---------------
Total                              $ 14,559        $ (14,028)        $      531         $      (531)         $       -
                               =============     ============      =============      ==============      ===============

NOTE 15. COMMITMENTS AND CONTINGENCIES

LITIGATION

    On or about June 5, 1997, Elisra Electronic Systems Ltd. (Elisra) submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement (DSA) entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, post-hearing briefs have been filed, and the parties have submitted oral argument. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit and will vigorously defend against the claims.

    On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea (ETRI) submitted to the International Chamber of Commerce a Request for Arbitration (the Request) of a dispute with the Company arising out of a Joint Development Agreement (JDA) dated April 30, 1992, between ETRI and the Company. In the Request, ETRI alleged that the Company breached certain provisions of the JDA and sought monetary damages and an accounting. The Company filed an answer and counterclaims denying the allegations, seeking a declaration establishing the termination of the JDA and monetary damages and injunctive relief against ETRI. The arbitration hearing has concluded, and all argument has been submitted to the arbitral panel. A decision is pending. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims are without merit and will vigorously defend the action.

    On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities and who elected not to participate in a Retention Bonus Plan being offered to such former employees. The complaint was filed in California Superior Court in and for the County of San Diego and purports to state eight causes of action arising primarily out of alleged breaches of the terms of the Company's 1991 Stock Option Plan, as amended from time to time. The putative class sought to include former employees of the Company whom, among other things, "have not or will not execute the Bonus Retention Plan and accompanying full and complete release of QUALCOMM." The complaint seeks an order accelerating all unvested stock options for the members of the class. Of the 1,053 transitioning former employees who had unvested stock options, 1,016 elected to participate in the Retention Bonus Plan offered by QUALCOMM and Ericsson, which provides several benefits including cash compensation based upon a portion of the value of their unvested options, and includes a written release of claims against the Company. On July 30, 1999, plaintiffs filed a First Amended Complaint incorporating the allegations set forth in the original complaint, adding two new causes of action and expanding the putative class to also include those former employees who chose to participate in the Bonus Retention Plan. In October 1999, the court sustained the Company's demurrer to the plaintiffs' cause of action for breach of fiduciary duty. Counsel for the putative class filed a Second Amended Complaint, including substantially the same allegations as the First Amended Complaint, on November 1, 1999. On March 10, 2000, counsel for plaintiffs and QUALCOMM filed a Stipulation of Settlement with the court that would allocate a settlement payment of $9 million, which will be funded by third parties, to all plaintiffs who do not elect to opt out of the settlement on or before April 17, 2000. The number of employees electing to opt out exceeded the limit, and the Company elected to void the settlement. On September 15, 2000, the Court certified the case as a class action. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 29, 1999, GTE Wireless, Incorporated (GTE) filed an action in the U.S. District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the company's motion to transfer the action to the U.S. District Court for the Southern District of California. Trial is scheduled to commence in this case on February 27, 2001. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

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

    On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code ss. 200, violation of Labor Code ss. 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 13, 2000, Van May, Ruth Ann Feldman, Jeffrey Alan MacGuire and Maurice Clark filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics (QPE), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE's Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section. 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory relief. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

OPERATING LEASES

    The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 2000, 1999 and 1998 was $19 million, $17 million and $11 million, respectively. Future minimum lease payments in each of the next five years from fiscal 2001 through 2005 are $20 million, $16 million, $10 million, $7 million and $5 million, respectively, and $5 million thereafter.

PURCHASE OBLIGATIONS

    The Company has agreements with certain suppliers to purchase certain components, and estimates its noncancelable obligations under these agreements to be approximately $30 million through fiscal 2003. The Company also has a commitment to purchase communications services for approximately $25 million in fiscal 2001, $26 million in fiscal 2002, $21 million in fiscal 2003 and $15 million in each of the subsequent fiscal years through 2006.

LETTERS OF CREDIT, FINANCIAL GUARANTEES AND OTHER FINANCIAL COMMITMENTS

    On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a wireless telecommunications operating company investee of Leap Wireless, executed commitment letters, in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The debt facilities are expected to have final maturities of seven to eight years. The Company currently has approximately $206 million in interest-bearing receivables from Pegaso and has guaranteed a $175 million bridge facility. The Company is negotiating an amendment to the $175 million facility to increase the amount available to $300 million and to extend the term from November 2000 to June 2001. The bridge facility will be prepaid and cancelled upon funding of either the $250 million senior secured facility or the $250 million unsecured facility.

    In addition to the debt financing commitment to Pegaso, the Company has $6 million of letters of credit and $16 million of other financial guarantees outstanding as of September 30, 2000, none of which are collateralized.

METROSVYAZ LTD.

    In fiscal 1999, the Company recorded $51 million in charges to reflect the impairment of assets related to Metrosvyaz Ltd. (Metrosvyaz), a company formed to develop and manage investments in wireless operating companies in Russia, as a result of Leap Wireless' announcement of its intention to withdraw its support for Metrosvyaz. In February 2000, as a result of ongoing discussions and QUALCOMM's continued interest in promoting CDMA in Russia, the Company signed a Memorandum of Understanding (MOU) with Metrosvyaz, pursuant to which, the Company advanced $6 million under a previously existing loan facility. The amount advanced was deemed to be nonrecoverable, and the $6 million charge was recorded as other non-operating expense. In March 2000, the parties agreed to accelerate certain provisions of the MOU, and as a result, QUALCOMM will receive a 30% interest in Metrosvyaz before Metrosvyaz meets additional funding milestones. The MOU provides specific milestones that Metrosvyaz must meet to obtain an additional $10 million in funding. If the additional funding occurs, QUALCOMM will receive an additional 5% interest in Metrosvyaz. The Company also has a commitment to provide up to approximately $30 million in vendor financing to Metrosvyaz related to potential future sales made by Ericsson to Metrosvyaz (Note 5).

PERFORMANCE GUARANTEES

    Certain of the Company's contracts provide for performance guarantees to protect customers against late delivery of its products or a failure to perform. These performance guarantees generally provide for contract offsets to the extent the products are not delivered by scheduled delivery dates or the systems fail to meet specified performance criteria. The Company is dependent in part on the performance of its suppliers and strategic partners to provide products and services for the various systems that are the subject of the guarantees. Thus, the Company's ability to deliver such products and services in a timely manner may be outside of its control. If the Company is unable to meet its performance obligations, the performance guarantees could amount to a significant portion of the contract value and would have a material adverse effect on product margins and on the Company's results of operations, liquidity and financial position.

NOTE 16. SEGMENT INFORMATION

    The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies (QCT) is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system and applications software solutions for voice and data communications products and services; QUALCOMM Technology Licensing (QTL) licenses third parties to design, manufacture, and sell products incorporating the Company's technologies; and QUALCOMM Wireless Systems (QWS) designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment, QUALCOMM Consumer Products (QCP), to Kyocera in February 2000 (Note 13).

    The Company evaluates the performance of its segments based on earnings before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues. Segment assets are comprised of accounts receivable, finance receivables and inventory. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets.

    The table below presents information about reported segments for the years ended September 30 (in thousands):

                                                                  RECONCILING
                      QCT            QTL             QWS             ITEMS           TOTAL
                 -----------     -----------     -----------      -----------      -----------
2000
 Revenues         $ 1,238,702     $   705,484     $   720,907      $   531,687      $ 3,196,780
 EBT                  391,519         633,336         272,202         (100,252)       1,196,805
 Total assets         296,054         160,604       1,118,644        4,487,680        6,062,982
1999
 Revenues         $ 1,133,422     $   454,163     $   939,780      $ 1,409,934      $ 3,937,299
 EBT                  427,994         404,947          20,220         (546,475)         306,686
 Total assets         187,517          91,368         868,143        3,387,922        4,534,950
1998
 Revenues         $   879,858     $   289,934     $ 1,048,957      $ 1,129,121      $ 3,347,870
 EBT                  258,369         256,401         (53,054)        (313,042)         148,674
 Total assets         156,626          49,728         599,166        1,761,193        2,566,713


    Other reconciling items for the years ended September 30 are comprised as follows (in thousands):

                                                   2000            1999               1998
                                               -------------   --------------     --------------
REVENUES
Revenues from external customers of
  QCP segment sold                                $ 541,856      $ 1,469,637          $ 855,101
Elimination of intersegment revenue                (190,950)        (382,796)          (458,259)
Other products                                      180,781          323,093            732,279
                                               -------------   --------------     --------------
  Reconciling items                               $ 531,687      $ 1,409,934        $ 1,129,121
                                               =============   ==============     ==============

EARNINGS BEFORE INCOME TAXES
Unallocated corporate expenses                    $(337,456)       $(337,723)         $ (19,413)
EBT of QCP segment sold                             (70,073)         (39,983)          (168,714)
Unallocated interest expense                         (2,204)         (11,595)            (4,579)
Unallocated investment income, net                  391,749           26,610             22,434
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust          (13,039)         (39,297)           (39,270)
Intracompany profit                                 (73,848)        (130,676)          (102,418)
Other                                                 4,619          (13,811)            (1,082)
                                               -------------   --------------     --------------
  Reconciling items                               $(100,252)       $(546,475)        $ (313,042)
                                               =============   ==============     ==============


    Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof. Unallocated corporate expenses for fiscal 2000 include $83 million in charges related to the sale of the terrestrial-based CDMA phone business, $60 million for in-process technology related to the SnapTrack acquisition, and $146 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for fiscal 1999 include $331 million related to the sale of certain assets of the Company's terrestrial CDMA wireless infrastructure business (Note
13), restructuring charges (Note 14), and the impairment of assets in connection with Leap Wireless' decision to withdraw its support of Metrosvyaz (Note 2).

    Specified items included in segment EBT for years ended September 30 are as follows (in thousands):

                                                QCT              QTL               QWS
                                           --------------   --------------    ---------------
2000
Revenues from external customers             $ 1,130,216        $ 628,766          $ 715,161
Intersegment revenues                            108,486           76,718              5,746
Interest income                                        -                -            110,419
Equity in losses of investees                          -                -             (1,206)
1999
Revenues from external customers               $ 896,484        $ 343,242          $ 928,696
Intersegment revenues                            236,938          110,921             11,084
Interest income                                        -                -             16,889
Equity in losses of investees                          -                -             (7,074)
1998
Revenues from external customers               $ 583,111        $ 218,480        $ 1,012,344
Intersegment revenues                            296,747           71,454             36,613
Equity in losses of investees                          -                -            (20,551)


    Sales information by geographic area for the years ended September 30 is as follows (in thousands):

                           2000             1999              1998
                       -------------   ----------------  ----------------
United States           $ 1,681,104        $ 2,459,838       $ 2,213,738
South Korea                 711,588            881,494           633,142
Other Foreign               804,088            595,967           500,990
                       -------------   ----------------  ----------------
                        $ 3,196,780        $ 3,937,299       $ 3,347,870
                       =============   ================  ================

    The Company distinguishes revenues from external customers by geographic areas based on customer location.

    The net book value of long-lived assets located outside of the United States was $10 million, $16 million and $15 million at September 30, 2000, 1999 and 1998, respectively.

NOTE 17. SUBSEQUENT EVENTS

    In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam is a venture fund formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In October 2000, the Company funded $40 million of this investment and advanced an additional $10 million under a promissory note that matures on October 31, 2001 and bears interest at 10%. The Company expects to fund its remaining equity commitment over three years.

NOTE 18. SUMMARIZED QUARTERLY DATA (UNAUDITED)

    The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows (in thousands, except per share data):

                                                       1ST QUARTER      2ND QUARTER      3RD QUARTER       4TH QUARTER
                                                      -------------    -------------    -------------     -------------
2000
Revenues (1)                                           $ 1,120,073        $ 727,741        $ 713,521         $ 635,445
Gross profit (2)                                           471,325          377,345          438,569           402,419
Operating income                                           259,921           71,791          217,434           173,492
Net income                                                 177,119          199,716          154,701           138,675
Basic net earnings per common share (3)                     $ 0.27           $ 0.28           $ 0.21            $ 0.19
Diluted net earnings per common share (3)                   $ 0.23           $ 0.25           $ 0.19            $ 0.17
1999
Revenues                                                 $ 941,223        $ 932,395      $ 1,004,066        $1,059,615
Gross profit(2)                                            298,833          308,620          406,399           438,375
Operating income                                            77,948            5,189           98,379           223,624
Net income (loss)                                           48,530          (42,620)          58,948           136,021
Basic net earnings (loss) per common share (3)              $ 0.09          $ (0.07)          $ 0.10            $ 0.21
Diluted net earnings (loss) per common share (3)            $ 0.08          $ (0.07)          $ 0.09            $ 0.18


(1) The decrease in revenues from the first quarter to the second quarter of fiscal 2000 was primarily due to a decrease in the terrestrial-based CDMA consumer product revenue as a result of the sale of the business in February 2000.
(2) Gross profit is calculated by subtracting cost of revenues from total revenues.
(3) Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

                                   SCHEDULE II



                QUALCOMM INCORPORATED

          VALUATION AND QUALIFYING ACCOUNTS
                   (In thousands)

                                               BALANCE AT       CHARGED TO                                            BALANCE AT
                                              BEGINNING OF      COSTS AND                                               END OF
                                               PERIOD(A)         EXPENSES        DEDUCTIONS        OTHER              PERIOD(A)
                                              -------------    -------------    --------------  -------------       ---------------
Year ended September 30, 1998
  Allowance for doubtful accounts:
   -- trade receivables                           $(18,892)        $ (5,508)         $  2,467     $        -           $ (21,933)
   -- finance receivables                                -           (4,955)                -              -              (4,955)
  Inventory reserves                               (36,024)         (47,597)           40,835              -             (42,786)
                                              -------------    -------------    --------------  -------------       ------------
                                                  $(54,916)        $(58,060)         $ 43,302     $        -           $ (69,674)
                                              =============    =============    ==============  =============       ============

Year ended September 30, 1999
  Allowance for doubtful accounts:
   -- trade receivables                           $(21,933)        $ (2,154)         $  1,766     $       45  (B)      $ (22,276)
   -- finance receivables                           (4,955)          (5,909)              241              -             (10,623)
  Inventory reserves                               (42,786)         (22,840)           16,284          4,458  (B)        (44,884)
                                              -------------    -------------    --------------  -------------       ------------
                                                  $(69,674)        $(30,903)         $ 18,291     $    4,503           $ (77,783)
                                              =============    =============    ==============  =============       ============

Year ended September 30, 2000
  Allowance for doubtful accounts:
   -- trade receivables                           $(22,276)        $  4,195         $  8,471     $        -            $  (9,610)
   -- finance receivables                          (10,623)            (525)               4              -              (11,144)
  Inventory reserves                               (44,884)         (46,615)          32,028         38,637  (C)         (20,834)
  Valuation allowance on deferred tax assets             -                -                -       (584,001) (D)        (584,001)
                                              -------------    -------------    --------------  -------------       ------------
                                                  $(77,783)        $(42,945)        $ 40,503      $(545,364)           $(625,589)
                                              =============    =============    ==============  =============       ============

    (A) The Company's fiscal year ends on the last Sunday of September.
    (B) Disposition in connection with sale of assets related to the terrestrial CDMA wireless infrastructure business in May 1999.
    (C) Disposition in connection with the sale of assets related to the terrestrial-based CDMA consumer product business in February 2000.
    (D) Balance was charged to paid-in capital (see Note 10 to the Consolidated Financial Statements).