Form 10-Q
period 2000-12-31
QUALCOMM INC/DE
filed 2001-01-26
CIK 804328

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-19528

                            ------------------------

                             QUALCOMM INCORPORATED

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-3685934
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

    5775 MOREHOUSE DR., SAN DIEGO,                          92121-1714
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

                                 (858) 587-1121
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on January 23, 2001:

                   CLASS                                NUMBER OF SHARES
                   -----                                ----------------
Common Stock $0.0001 per share par value                   753,437,528

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                   PAGE
                                                                                                 --------
PART I.                 FINANCIAL INFORMATION
                        Item 1.    Condensed Consolidated Financial Statements (Unaudited)
                                   Condensed Consolidated Balance Sheets.......................       3
                                   Condensed Consolidated Statements of Income.................       4
                                   Condensed Consolidated Statements of Cash Flows.............       5
                                   Notes to Condensed Consolidated Financial Statements........    6-16
                        Item 2.    Management's Discussion and Analysis of Results of
                                   Operations and Financial Condition..........................   17-23
                        Item 3.    Quantitative and Qualitative Disclosures About Market
                                   Risk........................................................      23

PART II.                OTHER INFORMATION
                        Item 1.    Legal Proceedings...........................................      24
                        Item 2.    Changes in Securities.......................................      24
                        Item 3.    Defaults Upon Senior Securities.............................      24
                        Item 4.    Submission of Matters to a Vote of Security Holders.........      24
                        Item 5.    Other Information...........................................      24
                        Item 6.    Exhibits and Reports on Form 8-K............................      24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             QUALCOMM INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 24,
                                                                  2000           2000
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   826,338     $   716,871
  Marketable securities.....................................    1,146,854       1,055,522
  Accounts receivable, net..................................      537,667         606,979
  Finance receivables.......................................      131,055         128,515
  Inventories, net..........................................       77,801          85,366
  Other current assets......................................      129,112         136,727
                                                              -----------     -----------
    Total current assets....................................    2,848,827       2,729,980
  Property, plant and equipment, net........................      423,429         431,705
  Marketable securities.....................................      436,586         748,521
  Finance receivables, net..................................      402,145         799,404
  Goodwill, net.............................................      764,467         821,834
  Other assets..............................................      704,971         531,538
                                                              -----------     -----------
    Total assets............................................  $ 5,580,425     $ 6,062,982
                                                              ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $   129,052     $   112,856
  Payroll and other benefits related liabilities............       89,009         128,836
  Unearned revenue..........................................       61,850          68,419
  Other current liabilities.................................      218,305         162,182
                                                              -----------     -----------
    Total current liabilities...............................      498,216         472,293
Other liabilities...........................................       24,196          27,718
                                                              -----------     -----------
    Total liabilities.......................................      522,412         500,011
                                                              -----------     -----------
Commitments and contingencies (Notes 3, 5 and 8)

Minority interest in consolidated subsidiaries..............       47,871          46,643
                                                              -----------     -----------
Stockholders' equity:
  Preferred stock, $0.0001 par value........................           --              --
  Common stock, $0.0001 par value...........................           75              75
  Paid-in capital...........................................    4,424,010       4,653,818
  Retained earnings.........................................      642,347         871,090
  Accumulated other comprehensive loss......................      (56,290)         (8,655)
                                                              -----------     -----------
    Total stockholders' equity..............................    5,010,142       5,516,328
                                                              -----------     -----------
    Total liabilities and stockholders' equity..............  $ 5,580,425     $ 6,062,982
                                                              ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 26,
                                                                  2000           1999
                                                              ------------   ------------
Revenues....................................................  $   684,021    $ 1,120,073
                                                              -----------    -----------
Operating expenses:
  Cost of revenues..........................................      295,921        648,748
  Research and development..................................       86,123         83,404
  Selling, general and administrative.......................       79,964        101,777
  Amortization of goodwill and other acquisition-related
    intangible assets.......................................       62,995             71
  Asset impairment and related charges......................      480,778         26,152
  Other.....................................................       69,188             --
                                                              -----------    -----------
Total operating expenses....................................    1,074,969        860,152
                                                              -----------    -----------
Operating (loss) income.....................................     (390,948)       259,921
Interest expense............................................       (8,568)        (2,673)
Investment (expense) income, net............................     (231,529)        36,247
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust..................           --        (11,045)
Other.......................................................      (56,566)            --
                                                              -----------    -----------
(Loss) income before income taxes and accounting change.....     (687,611)       282,450
Income tax benefit (provision)..............................      330,053       (105,331)
                                                              -----------    -----------
(Loss) income before accounting change......................     (357,558)       177,119
Accounting change, net of tax (Note 1)......................      128,815             --
                                                              -----------    -----------
Net (loss) income...........................................  $  (228,743)   $   177,119
                                                              ===========    ===========
Basic net (loss) earnings per common share:
  (Loss) income before accounting change....................  $     (0.48)   $      0.27
  Accounting change, net of tax.............................         0.17             --
                                                              -----------    -----------
  Net (loss) income.........................................  $     (0.31)   $      0.27
                                                              ===========    ===========
Diluted net (loss) earnings per common share:
  (Loss) income before accounting change....................  $     (0.48)   $      0.23
  Accounting change, net of tax.............................         0.17             --
                                                              -----------    -----------
  Net (loss) income.........................................  $     (0.31)   $      0.23
                                                              ===========    ===========
Shares used in per share calculations:
  Basic.....................................................      749,482        664,586
                                                              ===========    ===========
  Diluted...................................................      749,482        790,827
                                                              ===========    ===========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 26,
                                                                  2000           1999
                                                              ------------   ------------
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $  (228,743)   $   177,119
  Depreciation and amortization.............................       82,701         35,082
  Asset impairment and other non-cash charges and credits...      674,500         24,784
  Net loss (gain) on derivative instruments and
    securities..............................................      283,300         (2,574)
  Minority interest in income of consolidated
    subsidiaries............................................        1,228          3,314
  Equity in losses of investees.............................        5,490          4,571
  Non-cash income tax (benefit) provision...................     (341,334)       105,331
  Accounting change, net of tax.............................     (128,815)            --
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable, net................................       51,800       (114,571)
    Finance receivables, net................................      (71,444)      (126,398)
    Inventories, net........................................      (26,475)        (2,895)
    Other current assets....................................          744        (27,479)
    Trade accounts payable..................................        5,174        (30,064)
    Payroll, benefits, and other current liabilities........      (59,483)        23,776
    Unearned revenue........................................        5,508          8,555
  Other liabilities.........................................           --          2,852
                                                              -----------    -----------
Net cash provided by operating activities...................      254,151         81,403
                                                              -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures......................................      (27,116)       (38,079)
  Purchases of available-for-sale securities................     (114,074)            --
  Proceeds from sale of available-for-sale securities.......       98,797          2,607
  Purchases of held-to-maturity securities..................     (301,311)      (293,435)
  Maturities of held-to-maturity securities.................      338,804        118,814
  Issuance of notes receivable..............................      (48,319)      (145,555)
  Investments in other entities.............................     (137,542)      (120,511)
  Other items, net..........................................       (2,605)        (3,023)
                                                              -----------    -----------
Net cash used by investing activities.......................     (193,366)      (479,182)
                                                              -----------    -----------
FINANCING ACTIVITIES:
  Net borrowings under bank lines of credit.................           --         12,000
  Net proceeds from issuance of common stock................       50,272         31,484
  Other items, net..........................................          558         (1,231)
                                                              -----------    -----------
Net cash provided by financing activities...................       50,830         42,253
                                                              -----------    -----------
Effect of exchange rate changes on cash.....................       (2,148)          (512)
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      109,467       (356,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      716,871        660,016
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   826,338    $   303,978
                                                              ===========    ===========

           See Notes to Condensed Consolidated Financial Statements.

                             QUALCOMM INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION

    The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 24, 2000 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a period ending on the last Sunday of each month.

    In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

NET EARNINGS PER COMMON SHARE

    Basic net earnings per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months ended December 26, 1999 reflect the potential dilutive effect, calculated using the treasury stock method, of 68,626,000 additional common shares issuable upon exercise of outstanding stock options and the potential dilutive effect, for the period prior to conversion, of 57,615,000 shares of common stock issuable upon conversion of Trust Convertible Preferred Securities, determined on an if-converted basis. Net income in the computation of diluted EPS for the three months ended December 26, 1999 is increased by $7 million, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The diluted share base for the three months ended December 31, 2000 excludes the potential dilutive effect of 56,567,000 incremental shares related to outstanding stock options, calculated using the treasury stock method, due to their anti-dilutive effect as a result of the Company's loss before accounting change.

    Options outstanding during the three months ended December 31, 2000 and December 26, 1999 to purchase approximately 8,097,000 shares and 1,821,000 shares of common stock, respectively, were not included in the treasury stock computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

    During the first three months of fiscal 2000 approximately 7,793,000 Trust Convertible Preferred Securities were converted into approximately 42,906,000 shares of common stock. The remaining Trust

Convertible Preferred Securities were converted into common stock during the second quarter of fiscal 2000.

COMPREHENSIVE INCOME

    Components of accumulated other comprehensive loss consist of the following:

                                                   DECEMBER 31,   SEPTEMBER 24,
                                                       2000           2000
                                                   ------------   -------------
                                                          (IN THOUSANDS)
Foreign currency translation.....................  $    (32,547)  $    (25,022)
Unrealized (loss) gain on marketable securities,
  net of income taxes............................       (23,743)        16,367
                                                   ------------   ------------
                                                   $    (56,290)  $     (8,655)
                                                   ============   ============

    Total comprehensive (loss) income consists of the following:

                                                       THREE MONTHS ENDED
                                                   ---------------------------
                                                   DECEMBER 31,   DECEMBER 26,
                                                       2000           1999
                                                   ------------   ------------
                                                         (IN THOUSANDS)
Net (loss) income................................  $   (228,743)  $    177,119
Other comprehensive (loss) income:
  Foreign currency translation...................        (7,525)          (866)
  Unrealized (loss) gain on marketable
    securities, net of income taxes..............      (101,611)        33,292
  Reclassification adjustment for other than
    temporary losses on marketable securities
    included in net income, net of income
    taxes........................................        69,887             --
  Reclassification adjustment for net realized
    gains included in net income, net of income
    taxes........................................       (12,311)        (1,596)
  Reclassification adjustment for losses included
    in accounting change, net of income taxes....         3,925             --
                                                   ------------   ------------
Total other comprehensive (loss) income..........       (47,635)        30,830
                                                   ------------   ------------
Total comprehensive (loss) income................  $   (276,378)  $    207,949
                                                   ============   ============

    The reclassification adjustment for other than temporary losses on marketable securities results from the recognition of unrealized losses in the income statement resulting from declines in the market prices of those securities deemed to be other than temporary. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the income statement when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the income statement as a result of the implementation of Statement of Financial Accounting Standards No. 133
(FAS 133). Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income.

ACCOUNTING CHANGE

    The Company was required to adopt FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies related to strategic investment and financing activities. Such instruments are held for investment, but not trading, purposes.

    The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of a change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $160 million in pre-tax unrealized losses on derivative instruments during the first quarter of fiscal 2001, primarily resulting from a decline in the market price of Leap Wireless stock which reduced the fair value of the Leap Wireless warrant. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement as a component of investment income (Note 4). The Company exercised a portion of the Leap Wireless warrant during the first quarter of fiscal 2001. At December 31, 2001, the Company has the right to purchase 3,375,000 shares of Leap Wireless common stock under the warrant.

FUTURE ACCOUNTING REQUIREMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 2--ACQUISITIONS

SNAPTRACK, INC.

    In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and transaction costs. The condensed consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of SnapTrack had been made at the beginning of the period presented, are as follows (in thousands, except per share data):

                                                                  THREE
                                                               MONTHS ENDED
                                                               DECEMBER 26,
                                                                   1999
                                                              --------------
Revenues....................................................  $    1,120,392
                                                              --------------
Net income..................................................  $      114,104
                                                              ==============
Basic earnings per common share.............................  $         0.17
                                                              ==============
Diluted earnings per common share...........................  $         0.15
                                                              ==============

    These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the periods presented or of future results of operations of the consolidated entities.

NOTE 3--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

ACCOUNTS RECEIVABLE

                                                   DECEMBER 31,   SEPTEMBER 24,
                                                       2000           2000
                                                   ------------   -------------
                                                          (IN THOUSANDS)
Trade, net of allowance for doubtful accounts of
  $21,107 and $9,610, respectively...............  $    507,434   $    542,288
Long-term contracts:
  Billed.........................................         9,910         38,059
  Unbilled.......................................        10,798         21,185
Other............................................         9,525          5,447
                                                   ------------   ------------
                                                   $    537,667   $    606,979
                                                   ============   ============

    Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

FINANCE RECEIVABLES

    Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Such financing is generally collateralized by the related equipment. Finance receivables are comprised as follows:

                                                   DECEMBER 31,   SEPTEMBER 24,
                                                       2000           2000
                                                   ------------   -------------
                                                          (IN THOUSANDS)
Finance receivables..............................  $  1,025,613   $    939,063
Allowance for doubtful receivables...............      (492,413)       (11,144)
                                                   ------------   ------------
                                                        533,200        927,919
Current maturities...............................       131,055        128,515
                                                   ------------   ------------
Noncurrent finance receivables, net..............  $    402,145   $    799,404
                                                   ============   ============

    At December 31, 2000, commitments to extend long-term financing by QUALCOMM to certain CDMA customers of Ericsson totaled approximately $643 million, including the $400 million commitment related to the November 2000 settlement with Ericsson (Note 8). The financing commitments expire over a three year period and are subject to the CDMA customers meeting conditions prescribed in the financing agreements and, in certain cases, to Ericsson also financing a portion of such sales and services. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

INVENTORIES

                                                    DECEMBER 31,   SEPTEMBER 24,
                                                        2000           2000
                                                    ------------   -------------
                                                           (IN THOUSANDS)
Raw materials.....................................  $    20,699     $    47,952
Work-in-process...................................        4,638           8,370
Finished goods....................................       52,464          29,044
                                                    -----------     -----------
                                                    $    77,801     $    85,366
                                                    ===========     ===========

GOODWILL

    At December 31, 2000 and September 24, 2000, goodwill is presented net of $204 million and $144 million in accumulated amortization, respectively.

NOTE 4--INVESTMENT (EXPENSE) INCOME, NET

    Investment (expense) income is comprised as follows:

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                    DECEMBER 31,   DECEMBER 26,
                                                        2000           1999
                                                    ------------   ------------
                                                          (IN THOUSANDS)
Interest income...................................  $    68,422    $    41,558
Net realized gains on marketable securities.......       20,588          2,574
Unrealized other than temporary losses on
  marketable securities...........................     (143,628)            --
Unrealized other than temporary loss on equity
  method investment...............................       (9,933)            --
Change in unrealized gain on derivative
  instruments.....................................     (160,260)            --
Minority interest in income of consolidated
  subsidiaries....................................       (1,228)        (3,314)
Equity in losses of investees.....................       (5,490)        (4,571)
                                                    -----------    -----------
                                                    $  (231,529)   $    36,247
                                                    ===========    ===========

NOTE 5--INVESTMENTS IN OTHER ENTITIES

GLOBALSTAR LP

    Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.3% partnership interest in Globalstar LP (Globalstar), a limited partnership formed to develop, own and operate the Globalstar low-Earth-orbit (LEO) satellite system utilizing CDMA technology (the Globalstar System).

    The Company has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it has suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar's debt, identifying funding opportunities and pursuing other strategic alternatives. As a result of these recent developments, QUALCOMM has assessed the recoverability of all assets and considered probable exposures related to the Globalstar business. The Company has recorded charges of $48 million in cost of revenues, $481 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. At December 31, 2000, the Company has approximately $56 million in net assets remaining, primarily consisting of accounts receivable, finance receivables, inventory and fixed assets related to the Globalstar business. The Company also decided to not recognize revenue on business with Globalstar before cash is received starting in the first quarter of fiscal 2001 until the collectibility of receivables can be reasonably assured.

WINGCAST, LLC

    In July 2000, Ford Motor Company and QUALCOMM announced the creation of a new company, Wingcast, LLC (Wingcast), that will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, of which $75 million is payable in cash and $50 million is payable in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast's services. At December 31, 2000, $63 million of the $75 million cash commitment is outstanding, and Wingcast had not met the performance milestones related to the additional $75 million cash commitment. The Company expects to fund the remaining commitment over three years.

INQUAM LIMITED

    In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. During the first quarter of fiscal 2001, the Company funded
$40 million of its investment and advanced an additional $10 million under a promissory note that matures on October 31, 2001 and bears interest at 10%. The Company expects to fund its remaining equity commitment over three years.

QUALCOMM/HANSOL iV CDMA FUND

    In December 2000, the Company announced the formation of a Korean partnership fund, QUALCOMM/Hansol iV CDMA Fund, with Hansol i Ventures
Co., Ltd. to invest in Korean start-up companies engaged in the development and commercialization of CDMA products to support the adoption of CDMA and the use of the wireless Internet. The Company made a capital contribution of $14 million during the first quarter of fiscal 2001 and will provide an additional capital contribution of $13 million during calendar 2001.

OTHER INVESTMENTS

    The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA and high data rate, cdma2000 1xEV, systems. Funding commitments related to other strategic investments total
$48 million at December 31, 2000, which the Company expects to fund over three years. Such commitments may be subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

NOTE 6--BANK LINE OF CREDIT

    The Company had an unsecured credit facility under which banks were committed to make up to $400 million in revolving loans to the Company, maturing in March 2001. At December 31, 2000, there were no amounts or letters of credit issued or outstanding under the credit facility. Effective January 26, 2001, QUALCOMM terminated this facility.

NOTE 7--INCOME TAXES

    The Company currently estimates its annual effective income tax rate to be approximately 48% for fiscal 2001, compared to 44% for fiscal 2000. The higher tax rate for fiscal 2001 is primarily a result of lower pre-tax earnings relative to nondeductible charges.

NOTE 8--COMMITMENTS AND CONTINGENCIES

LITIGATION

    On or about June 5, 1997, Elisra Electronic Systems Ltd. (Elisra) submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement (DSA) entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, and seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, and seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. To date, the arbitrator has heard testimony regarding the liability or non-liability of the parties, post-hearing briefs have been filed, and the parties have submitted oral arguments. Although there can be no assurance that the resolution of these claims will not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes that the claims made by Elisra are without merit.

    On October 27, 1998, the Electronics and Telecommunications Research Institute of Korea (ETRI) submitted to the International Chamber of Commerce a Request for Arbitration (the Request) of a dispute with the Company arising out of a Joint Development Agreement (JDA) dated April 30, 1992, between ETRI and the Company. On December 4, 2000, the International Chamber of Commerce's International Court of Arbitration issued its decision, ordering QUALCOMM to pay ETRI for damages, interest and costs, and making certain declarations as to future obligations of QUALCOMM to share with ETRI certain royalties received for products sold in Korea. The Company is evaluating its options with respect to the decision and award. During the first quarter of fiscal 2001, the Company recorded $69 million in other operating expense and $8 million in interest expense related to this decision. The liability is included in other current liabilities.

    On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company's former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company's infrastructure division assets and liabilities. The complaint and subsequent amendments, filed in the California Superior Court in San Diego state several causes of action against the Company arising primarily out of breaches of the Company's 1991 Stock Option plan and upon various allegedly fraudulent behavior by the Company. On September 15, 2000, the Court certified the case as a class action, and subsequently approximately 206 individuals in the potential class opted out of the class. On December 8, 2000, the Court granted summary judgment as to all class members who had not opted out and who had participated in the Retention Bonus Plan, dismissing all claims filed on their behalf, leaving approximately 35 plaintiffs remaining in the case. On January 19, 2001, the Court decertified the class action as to all claims except for plaintiffs' claims based upon alleged breach of the plaintiffs' stock option agreements. The contract claims are currently scheduled to proceed to trial on February 16, 2001. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On December 14, 2000, 77 former QUALCOMM employees who had opted out of the above-referenced Sprague v. QUALCOMM lawsuit filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code
Section 1575. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

    On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code
Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On
July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery has commenced. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    On June 13, 2000, Van May, Ruth Ann Feldman, Jeffrey Alan MacGuire and Maurice Clark filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics (QPE), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE's Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory relief. On November 17, 2000, the Court granted QPE's motion to dismiss the complaint based solely on the allegations in the complaint as to all causes of action, permitting plaintiffs the opportunity to file an amended complaint. On
December 1, 2000, plaintiffs served the First Amended Complaint, raising identical causes of action. Subsequently, the parties stipulated to allow the plaintiffs to file a Second Amended Complaint in lieu of having QPE file a demurrer to the First Amended Complaint. The plaintiffs have done so and the Company is in the process of responding to the complaint. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

    Effective November 6, 2000, QUALCOMM and Ericsson entered into a Settlement Agreement and Mutual Release pursuant to which, among other things, QUALCOMM and Ericsson settled (i) an arbitration proceeding in which Ericsson was disputing the determination of the purchase price under the asset purchase agreement pursuant to which Ericsson acquired certain assets related to QUALCOMM's terrestrial wireless infrastructure business in May 1999, and (ii) claims for indemnification asserted by Ericsson under the asset purchase agreement. As part of the settlement, Ericsson agreed to pay QUALCOMM the remaining balance of the purchase price due under the asset purchase agreement, together with interest. In connection with the settlement, QUALCOMM agreed to provide financing of up to $400 million to specified CDMA customers of Ericsson for such customers' purchase of CDMA infrastructure equipment and related services from Ericsson (Note 3).

    The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

LETTERS OF CREDIT, FINANCIAL GUARANTEES AND OTHER FINANCIAL COMMITMENTS

    On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) executed commitment letters in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing would consist of a $250 million senior secured facility and a $250 million unsecured facility. The debt facilities are expected to have final maturities of seven to eight years. The Company currently has provided a $300 million bridge facility, including a $175 million guarantee and $125 million in funding from QUALCOMM. The bridge facility will be prepaid and cancelled upon funding of the $250 million senior secured facility and the $250 million unsecured facility. At December 31, 2000, $230 million is outstanding under the bridge facility, with the remaining
$70 million to be funded by QUALCOMM.

    In December 2000, the Company and an investor in CDMA telecommunications operators in Latin America executed a Term Loan Agreement in which the Company agreed to provide $230 million of convertible debt financing, including
$30 million for capitalized interest. The debt facility has a three year term and bears interest at 18%. At December 31, 2000, $19 million is outstanding under this debt facility.

    In addition to these debt financing commitments, the Company has $3 million of letters of credit and $7 million of other financial guarantees outstanding as of December 31, 2000, none of which are collateralized.

NOTE 9--SEGMENT INFORMATION

    The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies (QCT) is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system and applications software solutions for voice and data communications products and services; QUALCOMM Technology Licensing (QTL) licenses third parties to design, manufacture, and sell products incorporating the Company's technologies; and QUALCOMM Wireless Systems (QWS) designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment, QUALCOMM Consumer Products (QCP), to Kyocera Wireless Corp. in February 2000.

    The Company evaluates the performance of its segments based on earnings before income taxes and accounting change (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

    The table below presents revenues and earnings before taxes (EBT) for reported segments (in thousands):

                                                           RECONCILING
                          QCT         QTL         QWS         ITEMS         TOTAL
                       ---------   ---------   ---------   -----------   -----------
FOR THE THREE MONTHS
 ENDED:
DECEMBER 31, 2000
  Revenues...........  $ 330,054   $ 223,482   $  92,841   $   37,644    $   684,021
  EBT................     83,771     141,609    (587,582)    (325,409)      (687,611)

DECEMBER 26, 1999
  Revenues...........  $ 352,395   $ 177,545   $ 214,964   $  375,169    $ 1,120,073
  EBT................    127,690     162,590      66,147      (73,977)       282,450

    Reconciling items in the previous table are comprised as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 26,
                                                         2000           1999
                                                     ------------   ------------
REVENUES
Revenues from external customers of
  QCP segment sold.................................  $        --     $  441,364
Elimination of intersegment revenue................      (16,833)      (100,104)
Other products.....................................       54,477         33,909
                                                     -----------     ----------
  Reconciling items................................  $    37,644     $  375,169
                                                     ===========     ==========

EARNINGS BEFORE INCOME TAXES
Unallocated corporate expenses.....................  $   (72,105)    $  (27,570)
EBT of QCP segment sold............................           --        (17,546)
Unallocated investment (expense) income, net.......     (238,867)        26,031
Distributions on Trust Convertible
  Preferred Securities of subsidiary trust.........           --        (11,045)
Intracompany profit................................       (2,768)       (31,905)
Other..............................................      (11,669)       (11,942)
                                                     -----------     ----------
  Reconciling items................................  $  (325,409)    $  (73,977)
                                                     ===========     ==========

    Unallocated corporate expenses for the three months ended December 31, 2000 include $63 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for the three months ended December 26, 1999 include $27 million in charges related to the sale of the terrestrial-based CDMA wireless consumer phone business.

    Revenues from external customers and intersegment revenues are as follows (in thousands):

                                             QCT          QTL          QWS
                                          ----------   ----------   ----------
FOR THE THREE MONTHS ENDED:
DECEMBER 31, 2000
Revenues from external customers........  $  328,503   $  208,929   $   92,112
Intersegment revenues...................       1,551       14,553          729
DECEMBER 26, 1999
Revenues from external customers........  $  285,975   $  143,861   $  214,964
Intersegment revenues...................      66,420       33,684           --

    Segment assets were presented in the Company's 2000 Annual Report on Form 10-K. QWS segment assets decreased to $630 million at December 31, 2000 from $1,119 million at September 24, 2000, principally as a result of the write-down of certain QWS assets related to the Globalstar business (Note 5), offset by financing activities under the agreements with Ericsson (Note 3).

NOTE 10--SUBSEQUENT EVENTS

    On January 22, 2001, the Company entered into a senior secured credit facility with Leap Wireless in the amount of $125 million. Under the agreement, the Company expects to transfer a $125 million Auction Discount Voucher to Leap Wireless to support its spectrum acquisition activities in the FCC's current auction of PCS spectrum. The facility is expected to be repaid in a lump sum payment, including principal and accrued interest, no later than five years after the date of the initial draw. The facility bears interest at a variable rate, to be determined based on the collateral provided to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 24, 2000 contained in the Company's 2000 Annual Report on Form 10-K.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. QUALCOMM's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: potential declines in the rate of growth in the CDMA subscriber base; risks associated with the scale-up, acceptance and operations of CDMA systems, including high data rate, now known as cdma2000 1xEV (previously HDR), and 3G technology; potential component shortages including shortage of supplier manufacturing capacity; risks associated with strategic opportunities or acquisitions, divestitures and investments the Company may pursue, including investments in new ventures and operators, and the proposed spin-off of its integrated circuit and system software business; risks relating to the success of the Globalstar business; developments in current or future litigation; the ability to develop and introduce cost effective new products in a timely manner; the Company's ability to effectively manage growth; the intense competition in the wireless communications industry; risks associated with the timing and collection of license fees and royalties; risks associated with international business activities; risks associated with macroeconomic trends worldwide; and risks related to accounts receivable and finance receivables, as well as the other risks detailed in the Company's Form 10-K for fiscal year ended September 24, 2000. The Company's consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries of the Company.

OVERVIEW

    QUALCOMM designs, develops, manufactures and markets digital wireless communications products and services based on its CDMA and other technologies. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. QUALCOMM is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software solutions for voice and data communications products and services. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. On July 25, 2000, QUALCOMM announced the proposed spin-off and initial public offering (IPO) of its integrated circuits and system software solutions business. In connection with this announcement, QUALCOMM filed a Current Report on Form 8-K dated July 25, 2000. Given current uncertainties in the financial markets, the Company is evaluating the need for and timing of an IPO. Regardless of the IPO decision, the Company continues to plan for the spin-off and full distribution of the shares of QUALCOMM Spinco, Inc. (QUALCOMM Spinco), a wholly-owned subsidiary of QUALCOMM formed as part of the proposed spin-off, expected to occur by the fall of 2001, subject to approval by QUALCOMM's Board of Directors and other factors.

    The Company has contracts with Globalstar LP (Globalstar) to design, develop and manufacture subscriber products and ground communications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it has suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar's debt, identifying funding opportunities and pursuing other strategic alternatives. As a result of these recent developments, QUALCOMM has assessed the recoverability of all assets and considered probable exposures related to the Globalstar business. The Company has recorded charges of $48 million in cost of revenues, $481 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. At December 31, 2000, the Company has approximately $56 million in net assets remaining, primarily consisting of certain finance receivables, accounts receivable, inventory and fixed assets related to the Globalstar business. The Company also decided to not recognize revenue on business with Globalstar before cash is received starting in the first quarter of fiscal 2001 until the collectibility of receivables can be reasonably assured. The Company expects its Globalstar-related revenues to be significantly lower for the balance of fiscal 2001 than the comparable periods of the prior year despite on-going sales of equipment and services to support both continued operations and the addition of high-speed data capability.

    The Company intends to continue its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. In general, the Company enters into strategic relationships with CDMA carriers and companies that have developed or are developing innovative technologies or products for the wireless industry. QUALCOMM enters into joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. As part of these investment activities, QUALCOMM may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. QUALCOMM also, from time-to-time, makes investments in entities such as venture funds or incubators focused on the wireless market. In November 2000, QUALCOMM announced the formation of QUALCOMM Ventures, an organization that will make strategic investments in early stage companies globally to support the adoption of CDMA and use of the wireless Internet. QUALCOMM made a $500 million commitment to this strategic initiative that is expected to be invested over a period of four years. Most of the Company's strategic investments are illiquid securities that have a high degree of risk. Such securities generally will not become liquid until more than one year from the date of investment, if at all. To the extent that such investments do become liquid, QUALCOMM will attempt to make regular periodic sales that will be recognized in net investment income. It is likely that some portion of these investments will never become liquid and that QUALCOMM may be required to recognize losses from time to time in the future as it determines that impairment in the value of particular investments have become other than temporary.

    In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. See "Notes to Condensed Consolidated Financial Statements--Note 5-- Investments in Other Entities."

    In December 2000, QUALCOMM announced a new CDMA license program designed to allow selected early stage companies to issue equity to QUALCOMM as a means of paying part of the up-front fees payable under QUALCOMM's CDMA license agreements. The Company records license fee revenues based on the fair value of the equity instruments received. The measurement date for determination of fair value is the earlier of the date on which the parties sign a written agreement documenting a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee's business plan if not publicly traded, and performing other due diligence procedures. The new program will not affect the ongoing royalties payable under QUALCOMM's CDMA license agreements.

    In December 2000, the Company announced the formation of a Korean partnership fund, QUALCOMM/Hansol iV CDMA Fund, with Hansol i Ventures
Co., Ltd. to invest in Korean start-up companies engaged in the development and commercialization of CDMA products to support the adoption of CDMA and the use of the wireless Internet. See "Notes to Condensed Consolidated Financial Statements--Note 5--Investments in Other Entities."

    In December 2000, the Company and an investor in CDMA telecommunications operators in Latin America executed a Term Loan Agreement in which the Company agreed to provide $230 million of convertible debt financing, including
$30 million for capitalized interest. See "Notes to Condensed Consolidated Financial Statements--Note 8--Commitments and Contingencies."

    On January 22, 2001, the Company entered into a senior secured credit facility with Leap Wireless International, Inc. (Leap Wireless) in the amount of $125 million. Under the agreement, the Company expects to transfer a $125 million Auction Discount Voucher to Leap Wireless to support its spectrum acquisition activities in the FCC's current auction of PCS spectrum. The facility is expected to be repaid in a lump sum payment, including principal and accrued interest, no later than five years after the date of the initial draw. The facility bears interest at a variable rate, to be determined based on the collateral provided to the Company.

    The Company was required to adopt Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement. The Company recorded a $129 million gain, net of taxes, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $160 million in pre-tax unrealized losses on derivative instruments during the first quarter of fiscal 2001, primarily resulting from a decline in the market price of Leap Wireless stock which reduced the fair value of the Leap Wireless warrant. The new requirement to record unrealized gains and losses on these instruments in the income statement may cause substantial quarterly and annual fluctuations in operating results due to stock market volatility. See "Notes to Condensed Consolidated Financial Statements--Note 1--Basis of Presentation" and "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

    Total revenues for the first quarter of fiscal 2001 were $684 million compared to $1,120 million for the first quarter of fiscal 2000. Total revenues for the first quarter of fiscal 2000 included $356 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold from the first quarter of fiscal 2000, total revenues decreased by $80 million in the first quarter of fiscal 2001. The decrease is primarily attributable to the decision to not recognize revenue on business with Globalstar before cash is received, lower shipments of Globalstar portable and fixed phones to service providers, a decrease in OmniTRACS domestic unit shipments, and decreases in average selling prices of integrated circuits, offset by increased royalties and license fees and higher OmniTRACS messaging revenue. Revenue from two customers of the QCT and QTL segments, Kyocera Wireless Corp. (Kyocera) and Samsung Electronics Company (Samsung), comprised an aggregate of 16% and 14% of total revenues in the first quarter of 2001, respectively, compared to an aggregate of 11% of total revenues from Samsung in the first quarter of fiscal 2000.

    Cost of revenues for the first quarter of fiscal 2001 was $296 million compared to $649 million for the first quarter of fiscal 2000. Total cost of revenues for the first quarter of fiscal 2000 included

$318 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold from the first quarter of fiscal 2000, total cost of revenues decreased by $35 million in the first quarter of fiscal 2001, and cost of revenues as a percentage of revenues was 43% for the first quarter of fiscal 2001 and 43% for the first quarter of fiscal 2000. Although the percentage of revenues remained consistent, the decision to not recognize revenue on business with Globalstar before cash is received negatively affected margin, but the effect was offset by a higher percentage of revenues from royalties and license fees and OmniTRACS messaging services. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

    For the first quarter of fiscal 2001, research and development expenses were $86 million or 13% of revenues, compared to $83 million or 7% of revenues for the first quarter of fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet applications and mobile data applications, including new cdma2000 1xEV products and position location technologies, offset by a decrease in terrestrial-based CDMA wireless consumer phone research and development as a result of exiting this business in February 2000.

    For the first quarter of fiscal 2001, selling, general and administrative expenses were $80 million or 12% of revenues, compared to $102 million or 9% of revenues for the first quarter of fiscal 2000. The dollar decrease in selling, general and administrative expenses from the first quarter of fiscal 2000 was due to a decrease in marketing costs for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000. The percentage increase is primarily due to expanded international business in China and other regions and higher advertising and trade show expenses related to the expansion of the integrated circuit customer base and product portfolio.

    Amortization of goodwill and other acquisition-related intangible assets was $63 million for the first quarter of fiscal 2001 primarily related to the acquisition of SnapTrack in March 2000. See "Notes to Condensed Consolidated Financial Statements--Note 2--Acquisitions."

    For the first quarter of fiscal 2001, asset impairment and related charges were $481 million, compared to $26 million for the first quarter of fiscal 2000. Asset impairment and related charges during the first quarter of fiscal 2001 were comprised primarily of charges related to certain assets that management has determined are impaired and other charges related to the Globalstar business. Asset impairment and related charges during the first quarter of fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration received from Kyocera related to the sale of the terrestrial-based CDMA wireless consumer phone business, less costs to sell.

    For the first quarter of fiscal 2001, other operating expenses were $69 million related to an arbitration decision against the Company.

    Interest expense was $9 million for the first quarter of fiscal 2001, compared to $3 million for the first quarter fiscal 2000. The increase was due to $8 million in interest charges resulting from an arbitration decision against the Company, offset by lower interest expense resulting from decreased bank borrowings.

    Net investment expense was $232 million for the first quarter of fiscal 2001 compared to net investment income of $36 million for the first quarter of fiscal 2000. The decrease was primarily due to $160 million in unrealized losses on derivative instruments in accordance with FAS 133, $144 million in unrealized losses related to other than temporary impairment of marketable securities, and a $10 million charge related to the recognition of an other than temporary loss on the Company's investment in Globalstar Telecommunications, Ltd., offset by a $27 million increase in interest income, primarily related to interest earned on finance receivables and higher cash balances and interest rates, and an $18 million increase in realized gains on the sale of marketable securities.

    For the first quarter of fiscal 2001, there were no distributions on Trust Convertible Preferred Securities due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during the second quarter of fiscal 2000. This is compared to $11 million in distributions for the first quarter of fiscal 2000. See "Liquidity and Capital Resources."

    For the first quarter of fiscal 2001, the Company recorded $57 million in other nonoperating charges to write down the recorded values of a note receivable from and warrants to acquire partnership interests in Globalstar to their estimated fair values.

    The income tax benefit was $330 million for the first quarter of fiscal 2001 compared to an income tax expense of $105 million for the first quarter of fiscal 2000. The annual effective tax rate is expected to be 48% for fiscal 2001, compared to 44% for fiscal 2000. The higher tax rate is primarily a result of lower pre-tax earnings relative to nondeductible charges. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income. The Company's valuation allowance against net deferred tax assets has been increased by $420 million in the first quarter of fiscal 2001 and was reflected as a reduction of stockholders' equity.

    The Company recorded a $129 million gain, net of taxes, in the first quarter of fiscal 2001 as the cumulative effect of a change in accounting principle at September 25, 2000. The cumulative effect of the accounting change related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. See "Notes to Condensed Consolidated Financial Statements--Note 1--Basis of Presentation."

QUALCOMM SEGMENT RESULTS FOR THE FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST
  QUARTER OF FISCAL 2000

    The following should be read in conjunction with the first quarter financial results of fiscal 2001 for each reporting segment. See "Notes to Condensed Consolidated Financial Statements--Note 9--Segment Information."

CDMA TECHNOLOGIES SEGMENT (QCT)

    QCT segment revenues for the first quarter of fiscal 2001 were $330 million compared to $352 million for the first quarter of fiscal 2000. Earnings before taxes for the first quarter of fiscal 2001 were $84 million compared to $128 million for the first quarter of fiscal 2000. Revenues decreased primarily due to a decrease in average selling prices of integrated circuits. The decrease in earnings before taxes was due to increased research and development primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and mobile data applications, including cdma2000 1xEV (HDR), position location, Bluetooth and multimedia capabilities, and marketing and advertising expenses. Approximately 15 million MSM integrated circuits were sold during the first quarter of fiscal 2001, compared to approximately 15 million for the first quarter of fiscal 2000. The Company anticipates shipments in the second quarter of fiscal 2001 to be constrained by a capacity limitation at one of its suppliers. The Company expects the supply constraint to be substantially resolved by the third quarter of fiscal 2001.

TECHNOLOGY LICENSING SEGMENT (QTL)

    QTL segment revenues for the first quarter of fiscal 2001 were $223 million compared to $178 million for the first quarter of fiscal 2000. Earnings before taxes for the first quarter of fiscal 2001 were $142 million compared to $163 million for the first quarter of fiscal 2000. Growth in revenues was primarily due to increased royalty revenues resulting from an increase in worldwide demand for products based on CDMA technologies, and significant license fees related to the expansion of existing licenses to include third generation systems, such as WCDMA, cdma2000 and TD-SCDMA, and new license agreements. The decrease in earnings before taxes was due to a $69 million charge resulting from an arbitration decision against the Company. Excluding the arbitration judgment, earnings before taxes for the first quarter of fiscal 2001 would have been $211 million compared to $163 million for the first quarter of fiscal 2000.

WIRELESS SYSTEMS SEGMENT (QWS)

    QWS segment revenues for the first quarter of fiscal 2001 were $93 million compared to $215 million for the first quarter of fiscal 2000. QWS recorded a loss before taxes for the first quarter of fiscal 2001 of $588 million compared to earnings before taxes of $66 million for the first quarter of fiscal 2000. Revenues and earnings decreased primarily due to asset impairment and other charges related to the Globalstar business totaling $595 million, the decision to not recognize revenue on business with Globalstar before cash is received, lower shipments of Globalstar portable and fixed phones to service providers, a decrease in OmniTRACS domestic unit demand, offset by an increase in OmniTRACS messaging services revenue. The Company shipped approximately 10,000 OmniTRACS and other related communication systems during the first quarter of fiscal 2001, compared to approximately 14,000 in the first quarter of fiscal 2000. The decrease in unit shipments is due to higher fuel prices and domestic economic conditions affecting the long-haul trucking industry. The Company shipped approximately 2,000 Globalstar portable and fixed phones in the first quarter of fiscal 2001 compared to 29,000 in the first quarter of fiscal 2000, for a cumulative total of approximately 101,000 Globalstar portable and fixed phone units shipped since production began in September 1999. The decrease in unit shipments is due to the slow ramp-up of subscriber growth realized by the Globalstar service providers.

LIQUIDITY AND CAPITAL RESOURCES

    The Company anticipates that its cash and cash equivalents and marketable securities balances of $2,410 million at December 31, 2000, including interest to be earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications operators, and other commitments. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. On July 25, 2000, QUALCOMM Spinco filed a Registration Statement on Form S-1 related to its proposed IPO. Given current uncertainties in the financial markets, the Company is evaluating the need for and timing of an IPO. If an IPO occurs, QUALCOMM Spinco would add the net proceeds of the offering to funds available for working capital and general corporate purposes, including product development and selling and marketing.

    The Company had an unsecured credit facility under which banks were committed to make up to $400 million in revolving loans to the Company, maturing in March 2001. At December 31, 2000, there were no amounts or letters of credit issued or outstanding under the facility. Effective January 26, 2001, QUALCOMM terminated this facility.

    In the first quarter of fiscal 2001, $254 million in cash was provided by operating activities, compared to $81 million in cash provided by operating activities in the first quarter of fiscal 2000. Cash provided by operating activities in the first quarter of fiscal 2001 and fiscal 2000 includes
$348 million and $350 million, respectively, of net cash flow provided by operations offset by $94 million and $269 million, respectively, of net working capital requirements. Net working capital requirements for the first quarter of fiscal 2001 primarily reflect an increase in finance receivables and inventories and a reduction in payroll, benefits and other current liabilities, offset by a decrease in accounts receivable.

    In the first quarter of fiscal 2001, $193 million in cash was used by the Company in investing activities, including $138 million for investments in unconsolidated entities, $48 million for the issuance of notes receivable, and $27 million in capital expenditures, offset by $22 million in net sales and maturities of marketable securities. The Company intends to continue its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. As part of these investment activities, QUALCOMM may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In November 2000, QUALCOMM announced the formation of QUALCOMM Ventures, an organization that will make strategic investments in early stage companies globally to support the adoption of CDMA and use of the wireless Internet. QUALCOMM made a $500 million commitment to this strategic initiative that is expected to be invested over a period of four years.

    In the first quarter of fiscal 2001, the Company's financing activities provided $51 million, including $50 million from the issuance of common stock under the Company's stock option and employee stock purchase plans. In the first quarter of fiscal 2000, the Company's financing activities provided
$42 million, including $31 million from the issuance of common stock under the Company's stock option and employee stock purchase plans and $12 million in net borrowings under bank lines of credit.

    Information regarding the Company's financial commitments at December 31, 2000 is provided in the Notes to the Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial
Statements--Note 3--Composition of Certain Balance Sheet Captions,
Note 5--Investments in Other Entities, and Note 8--Commitments and
Contingencies."

FUTURE ACCOUNTING REQUIREMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in the Company's 2000 Annual Report on Form 10-K. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject the Company to equity price risk. The recorded value of available-for-sale equity securities decreased to $207 million at December 31, 2000 from $426 million at September 24, 2000. The recorded value of derivative instruments subject to FAS 133 at December 31, 2000 is $99 million. The Company generally invests in companies in the high-technology industry, and typically does not attempt to reduce or eliminate its market exposure on these securities. As of December 31, 2000, four equity positions constituted approximately 89% of the fair value of the available-for-sale equity securities portfolio. During the first quarter of fiscal 2001, many high-technology stocks experienced a significant decrease in value, negatively affecting the fair value of the Company's available-for-sale equity securities. The portfolio's concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio's price volatility.

    At December 31, 2000, there have been no other material changes to the market risks described at September 24, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements--Note 8--Commitments and Contingencies." The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Restated Certificate of Incorporation.(1)

3.2 Certificate of Amendment of Restated Certificate of Incorporation.(2)(3)

3.3 Certificate of Designation of Preferences.(4)

3.4 Bylaws.(5)

3.5 Amendment of the Bylaws.(6)

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-62724).

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 23, 1999.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-42782).

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

Dated: January 26, 2001