Form 10-Q
period 2001-04-01
QUALCOMM INC/DE
filed 2001-04-26
CIK 804328

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission File Number 0-19528

QUALCOMM Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3685934 (I.R.S. Employer Identification No.)

5775 Morehouse Dr., San Diego, California (Address of principal executive offices)	92121-1714 (Zip Code)

(858) 587-1121

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes    No

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 23, 2001:

Class	Number of Shares

Common Stock $0.0001 per share par value	757,273,301

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6 – 17

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27 – 28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)
ASSETS

	April 1,	September 24,
	2001	2000

Current assets:
Cash and cash equivalents	$1,114,277	$716,871
Marketable securities	810,888	1,055,522
Accounts receivable, net	539,899	606,979
Finance receivables, net	200,975	128,515
Inventories, net	90,871	85,366
Other current assets	134,640	136,727

Total current assets	2,891,550	2,729,980
Property, plant and equipment, net	424,211	431,705
Marketable securities	390,178	748,521
Finance receivables, net	464,768	799,404
Goodwill, net	705,859	821,834
Other investments	588,577	311,015
Other assets	429,918	220,523

Total assets	$5,895,061	$6,062,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$124,845	$112,856
Payroll and other benefits related liabilities	120,058	128,836
Unearned revenue	51,361	68,419
Other current liabilities	127,073	162,182

Total current liabilities	423,337	472,293
Other liabilities	176,914	27,718

Total liabilities	600,251	500,011

Commitments and contingencies (Notes 3, 5 and 8)
Minority interest in consolidated subsidiaries	48,766	46,643

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	76	75
Paid-in capital	4,555,688	4,653,818
Retained earnings	791,419	871,090
Accumulated other comprehensive loss	(101,139)	(8,655)

Total stockholders’ equity	5,246,044	5,516,328

Total liabilities and stockholders’ equity	$5,895,061	$6,062,982

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	April 1,	March 26,	April 1,	March 26,
	2001	2000	2001	2000

Revenues	$713,255	$727,741	$1,397,276	$1,847,814

Operating expenses:
Cost of revenues	253,497	350,396	549,418	999,144
Research and development	106,253	90,153	192,376	173,557
Selling, general and administrative	87,272	97,398	167,236	199,174
Amortization of goodwill and other acquisition-related intangible assets	63,374	20,536	126,369	20,608
Purchased in-process technology	—	60,030	—	60,030
Asset impairment and related (credits) charges	(8,095)	20,151	472,683	45,743
Other	—	17,286	69,188	17,846

Total operating expenses	502,301	655,950	1,577,270	1,516,102

Operating income (loss)	210,954	71,791	(179,994)	331,712

Interest expense	(1,517)	(1,213)	(10,085)	(3,886)
Investment income (expense), net	99,108	333,749	(132,421)	369,996
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	(1,994)	—	(13,039)
Other	—	(3,265)	(56,566)	(3,265)

Income (loss) before income taxes and accounting change	308,545	399,068	(379,066)	681,518
Income tax (provision) benefit	(159,473)	(199,352)	170,580	(304,683)

Income (loss) before accounting change	149,072	199,716	(208,486)	376,835
Accounting change, net of tax (Note 1)	—	—	128,815	—

Net income (loss)	$149,072	$199,716	$(79,671)	$376,835

Basic net earnings (loss) per common share:
Income (loss) before accounting change	$0.20	$0.28	$(0.28)	$0.55
Accounting change, net of tax	—	—	0.17	—

Net income (loss)	$0.20	$0.28	$(0.11)	$0.55

Diluted net earnings (loss) per common share:
Income (loss) before accounting change	$0.18	$0.25	$(0.28)	$0.48
Accounting change, net of tax	—	—	0.17	—

Net income (loss)	$0.18	$0.25	$(0.11)	$0.48

Shares used in per share calculations:
Basic	754,634	716,818	752,058	690,702

Diluted	806,846	801,388	752,058	796,107

See Notes to Condensed Consolidated Financial Statements

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	April 1,	March 26,
	2001	2000

Operating Activities:
Net (loss) income	$(79,671)	$376,835
Depreciation and amortization	161,335	81,394
Purchased in-process technology	—	60,030
Asset impairment and other non-cash charges and credits	570,187	73,673
Gain on sale of available-for-sale securities	(50,772)	(270,061)
Net unrealized loss on derivative instruments and securities	295,562	—
Minority interest in income of consolidated subsidiaries	2,123	3,614
Equity in losses of investees	15,465	5,614
Non-cash income tax (benefit) provision	(207,505)	276,666
Accounting change, net of tax	(128,815)	—

Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	72,408	180,890
Finance receivables, net	(203,987)	(230,035)
Inventories, net	(36,822)	(55,365)
Other current assets	3,374	(46,631)
Trade accounts payable	1,851	(116,785)
Payroll, benefits, and other current liabilities	(43,914)	(27,397)
Unearned revenue	2,618	23,210

Net cash provided by operating activities	373,437	335,652

Investing Activities:
Capital expenditures	(45,734)	(115,104)
Purchases of wireless licenses	(75,150)	—
Purchases of available-for-sale securities	(523,957)	(528,574)
Proceeds from sale of available-for-sale securities	516,953	353,679
Purchases of held-to-maturity securities	(301,323)	(607,996)
Maturities of held-to-maturity securities	674,825	652,330
Issuance of notes receivable	(122,668)	(199,021)
Collection of notes receivable	14,443	228,763
Proceeds from sale of business	—	216,144
Other investments and acquisitions	(184,232)	(189,633)
Other items, net	550	(6,488)

Net cash used by investing activities	(46,293)	(195,900)

Financing Activities:
Net borrowings under bank lines of credit	—	(112,000)
Net proceeds from issuance of common stock	73,205	85,059
Other items, net	(372)	(3,458)

Net cash provided (used) by financing activities	72,833	(30,399)

Effect of exchange rate changes on cash	(2,571)	3,179

Net increase in cash and cash equivalents	397,406	112,532

Cash and cash equivalents at beginning of period	716,871	660,016

Cash and cash equivalents at end of period	$1,114,277	$772,548

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 24, 2000 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the three month and six month periods ending April 1, 2001 include 13 weeks and 27 weeks, respectively, as compared to 13 weeks and 26 weeks for the three month and six month periods ending March 26, 2000, respectively.

      In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Net Earnings Per Common Share

      Basic net earnings per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months and six months ended March 26, 2000 reflect the potential dilutive effect, calculated using the treasury stock method, of 69,727,000 and 69,177,000 additional common shares issuable upon exercise of outstanding stock options, respectively, and the potential dilutive effect, for the period prior to conversion, of 14,843,000 and 36,229,000 shares of common stock issuable upon conversion of Trust Convertible Preferred Securities, respectively, determined on an if-converted basis. Net income in the computation of diluted EPS for the three months and six months ended March 26, 2000 is increased by $1 million and $7 million, respectively, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The diluted base for the three months ended April 1, 2001 reflect the potential dilutive effect, calculated using the treasury stock method, of 52,212,000 additional common shares issuable upon exercise of outstanding stock options. The diluted share base for the six months ended April 1, 2001 excludes the potential dilutive effect of 54,390,000 incremental shares related to outstanding stock options, calculated using the treasury stock method, due to their anti-dilutive effect as a result of the Company’s loss before accounting change.

      Options outstanding during the three months ended April 1, 2001 and March 26, 2000 to purchase approximately 10,950,000 and 70,000 shares of common stock, respectively, and options outstanding during the six months ended April 1, 2001 and March 26, 2000 to purchase approximately 9,523,000 and 945,000 shares of common stock, respectively, were not included in the treasury stock computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income

      Components of accumulated other comprehensive loss consist of the following:

	April 1,	September 24,
	2001	2000

	(in thousands)
Foreign currency translation	$(42,388)	$(25,022)
Unrealized (loss) gain on marketable securities, net of income taxes	(58,751)	16,367

	$(101,139)	$(8,655)

      Total comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Six Months Ended

	April 1,	March 26,	April 1,	March 26,
	2001	2000	2001	2000

Net income (loss)	$149,072	$199,716	$(79,671)	$376,835

Other comprehensive loss:
Foreign currency translation	(9,841)	7,002	(17,366)	6,136
Unrealized (loss) gain on marketable securities, net of income taxes	(17,027)	22,892	(118,638)	56,239
Reclassification adjustment for other than temporary losses on marketable securities included in net income, net of income taxes	—	—	69,887	—
Reclassification adjustment for net realized gains included in net income, net of income taxes	(17,981)	(160,139)	(30,292)	(161,790)
Reclassification adjustment for losses included in accounting change, net of income taxes	—	—	3,925	—

Total other comprehensive loss	(44,849)	(130,245)	(92,484)	(99,415)

Total comprehensive income (loss)	$104,223	$69,471	$(172,155)	$277,420

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

Accounting Change

      The Company was required to adopt FAS 133, “Accounting for Derivative Instruments and Hedging Activities” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies related to strategic investment and financing activities. Such instruments are held for investment, but not trading, purposes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of a change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $12 million in pre-tax unrealized gains and $148 in pre-tax unrealized losses on derivative instruments during the three months and six months ended April 1, 2001, respectively, primarily resulting from changes in the market price of Leap Wireless stock which affect the fair value of the Leap Wireless warrant. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement as a component of investment income (Note 4). The Company exercised a portion of the Leap Wireless warrant during the first quarter of fiscal 2001. At April 1, 2001, the Company has the right to purchase 3,375,000 shares of Leap Wireless common stock under the warrant.

Future Accounting Requirements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

Note 2 — Acquisitions

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

	Three	Six
	Months Ended	Months Ended
	March 26,	March 26,
	2000	2000

Revenues	$727,761	$1,848,153

Net income	$154,515	$268,549

Basic earnings per common share	$0.21	$0.39

Diluted earnings per common share	$0.19	$0.34

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the periods presented or of future results of operations of the consolidated entities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 — Composition of Certain Balance Sheet Captions

Marketable Securities

      Marketable securities are comprised of certificates of deposit, commercial paper, U.S. government securities, corporate medium-term notes, mortgage-backed and asset-backed securities and equity securities that are publicly-traded. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.

Accounts Receivable

	April 1,	September 24,
	2001	2000

	(in thousands)
Trade, net of allowance for doubtful accounts of $13,275 and $9,610, respectively	$510,134	$542,288

Long-term contracts:
Billed	4,825	38,059
Unbilled	3,927	21,185
Other	21,013	5,447

	$539,899	$606,979

      Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables are comprised as follows:

	April 1,	September 24,
	2001	2000

	(in thousands)
Finance receivables	$1,213,103	$939,063
Allowance for doubtful receivables	(547,360)	(11,144)

	665,743	927,919
Current maturities, net	200,975	128,515

Noncurrent finance receivables, net	$464,768	$799,404

      At April 1, 2001, commitments to extend long-term financing by QUALCOMM to certain CDMA customers of Ericsson totaled approximately $587 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The Company expects to fund the remaining $187 million commitment through fiscal 2007. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing agreements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the estimated amounts to be financed under these arrangements; actual financing may be in lesser amounts.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

	April 1,	September 24,
	2001	2000

	(in thousands)
Raw materials	$15,845	$47,952
Work-in-process	4,080	8,370
Finished goods	70,946	29,044

	$90,871	$85,366

Goodwill

      At April 1, 2001 and September 24, 2000, goodwill is presented net of $265 million and $144 million in accumulated amortization, respectively.

Note 4 — Investment Income (Expense), Net

      Investment income (expense) is comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	April 1,	March 26,	April 1,	March 26,
	2001	2000	2001	2000

Interest income	$71,468	$67,605	$139,890	$109,163
Net realized gains on marketable securities	30,184	267,487	50,772	270,061
Unrealized other than temporary losses on marketable securities	(3,538)	—	(147,166)	—
Unrealized other than temporary loss on equity method investment	—	—	(9,933)	—
Change in unrealized gain on derivative instruments	11,864	—	(148,396)	—
Minority interest in income of consolidated subsidiaries	(895)	(300)	(2,123)	(3,614)
Equity in losses of investees	(9,975)	(1,043)	(15,465)	(5,614)

	$99,108	$333,749	$(132,421)	$369,996

Note 5 — Other Investments

      The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA2000 1x/1xEV systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and other than minor to 50% ownership interests in partnerships and limited liability corporations, or in which it otherwise has the ability to exercise significant influence. The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment and financing activities. Warrants to purchase equity interests in publicly-traded companies are accounted for at fair value.

Globalstar LP

      Through partnership interests held in certain intermediate limited partnerships, the Company owns a 6.3% partnership interest in Globalstar LP (Globalstar), a limited partnership formed to develop, own and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

operate the Globalstar low-Earth-orbit (LEO) satellite system utilizing CDMA technology (the Globalstar System). The Company has contracts with Globalstar to design, develop and manufacture subscriber products and ground communications equipment.

      On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it has suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. As a result of these developments, QUALCOMM assessed the recoverability of all assets and considered probable exposures related to the Globalstar business. During the first quarter of fiscal 2001, the Company recorded charges of $48 million in cost of revenues, $481 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. During the second quarter of fiscal 2001, the Company recorded adjustments to certain reserves related to the Globalstar business, and accordingly, the net charges recorded by the Company in cost of revenues and for asset impairment and related charges totaled $47 million and $476 million, respectively, during the six months ended April 1, 2001. At April 1, 2001, the Company has approximately $54 million in net assets remaining, primarily consisting of finance receivables, accounts receivable, inventory and fixed assets, related to the Globalstar business. Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar before cash is received. During the three months and six months ended April 1, 2001, the Company recorded $15 million and $16 million in revenue, respectively, related to cash received from Globalstar.

Wingcast, LLC

      In July 2000, Ford Motor Company and QUALCOMM announced the creation of a new company, Wingcast, LLC (Wingcast), that will develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, of which $75 million is payable in cash and $50 million is payable in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast’s services. At April 1, 2001, $63 million of the $75 million cash commitment is outstanding, and Wingcast had not met the performance milestones related to the additional $75 million cash commitment. Performance milestones must be completed by April 2003 or before Wingcast’s initial public offering. The Company expects to fund the remaining commitment through fiscal year 2003.

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, the Company advanced $10 million under a promissory note that matures on October 31, 2001 and bears interest at 10%. At April 1, 2001, $157 million of the equity funding commitment is outstanding. The Company expects to fund the remaining commitment through June 2002.

QUALCOMM/ Hansol iV CDMA Fund

      In December 2000, the Company announced the formation of a South Korean partnership fund, QUALCOMM/ Hansol iV CDMA Fund, with Hansol i Ventures Co., Ltd. to invest in South Korean start-up companies engaged in the development and commercialization of CDMA products to support the adoption of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CDMA and the use of the wireless Internet. QUALCOMM committed to contribute approximately $27 million to the initial capital of the fund. At April 1, 2001, $13 million of the equity funding commitment is outstanding. The Company expects to fund the remaining commitment during calendar 2001.

Other

      Funding commitments related to other strategic investments total $40 million at April 1, 2001, which the Company expects to fund through December 2003. Such commitments may be subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

Note 6 — Bank Line of Credit

      The Company had an unsecured credit facility under which banks were committed to make up to $400 million in revolving loans to the Company, maturing in March 2001. Effective January 26, 2001, QUALCOMM terminated this facility.

Note 7 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 45% for fiscal 2001, compared to 44% for fiscal 2000. The expected annual effective tax rate for fiscal 2001 increased primarily due to lower pre-tax earnings relative to nondeductible charges, offset by lower taxes related to earnings outside of the United States.

Note 8 — Commitments and Contingencies

Litigation

      On or about June 5, 1997, Elisra Electronic Systems Ltd. (Elisra) submitted to the International Chamber of Commerce a Request for Arbitration of a dispute with the Company based upon a Development and Supply Agreement (DSA) entered into between the parties effective November 15, 1995, alleging that the Company wrongfully terminated the DSA, and seeking monetary damages. The Company thereafter submitted a Reply and Counterclaim, alleging that Elisra breached the DSA, and seeking monetary damages. Subsequently, the parties stipulated that the dispute be heard before an arbitrator under the jurisdiction of the American Arbitration Association, and to bifurcate the resolution of liability issues from damage issues. In April, 2001, the Arbitrator ruled in the Company’s favor on Elisra’s claims and denied the Company’s counterclaims. While the plaintiffs have asked for modification of the ruling, the Company anticipates no further proceedings at this time.

      On May 6, 1999, Thomas Sprague, a former employee of the Company, filed a putative class action against the Company, ostensibly on behalf of himself and those of the Company’s former employees who were offered employment with Ericsson in conjunction with the sale to Ericsson of certain of the Company’s infrastructure division assets and liabilities. The complaint and subsequent amendments, filed in the California Superior Court in San Diego state several causes of action against the Company arising primarily out of breaches of the Company’s 1991 Stock Option plan and upon various allegedly fraudulent behavior by the Company. On September 15, 2000, the Court certified the case as a class action, and subsequently approximately 206 individuals in the potential class opted out of the class. On December 8, 2000, the Court granted summary judgment as to all class members who had not opted out and who had participated in the Retention Bonus Plan, dismissing all claims filed on their behalf, leaving approximately 35 plaintiffs remaining in the case. On January 19, 2001, the Court decertified the class action as to all claims except for plaintiffs’ claims based upon alleged breach of the plaintiffs’ stock option agreements. On February 23, 2001, the parties stipulated to a settlement of the action for payment by QUALCOMM of $11 million, which is being funded

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by third parties, to the over 800 remaining class members. On April 23, 2001, the Court approved the settlement.

      On December 14, 2000, 77 former QUALCOMM employees who had opted out of the above-referenced Sprague v. QUALCOMM lawsuit filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709 – 1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. The Company has moved for summary judgment as to all claims on the grounds that the plaintiffs had executed releases of claims in favor of the Company. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      On June 29, 1999, GTE Wireless, Incorporated (GTE) filed an action in the U.S. District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the Company’s motion to transfer the action to the U.S. District Court for the Southern District of California. No trial date is presently set in this case. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

      On February 2, 2000, Thomas Durante, James Curley, Curtis Parker and Joseph Edwards, filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery has commenced. In February, 2001 the court granted the Company’s motion to dismiss the plaintiffs’ disparate impact age discrimination claims, and the plaintiffs have moved for reconsideration of that ruling. In addition, the Company has moved the court to dismiss all claims asserted by the plaintiffs except for federal age discrimination claims on the grounds that the releases that they had executed barred their claims. A hearing on plaintiffs’ motion to certify the case as a class action has been set for later this year. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      On June 13, 2000, Van May, Ruth Ann Feldman, Jeffrey Alan MacGuire and Maurice Clark filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics (QPE), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE’s Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

relief. The parties have tentatively agreed to a resolution of the action in which the plaintiffs will dismiss the action in exchange for the Company’s agreement not to make malicious prosecution or attorney fees claims against them.

      On March 13, 2001, approximately 70 former QUALCOMM employees who had opted out of the above-referenced Sprague v. QUALCOMM lawsuit filed a lawsuit against the Company in San Diego County Superior Court alleging breach of contract, fraud, rescission, specific performance, and work, labor and services performed. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against the Company and SnapTrack, the Company’s wholly owned subsidiary, alleging infringement of three patents. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

Letters of Credit, Financial Guarantees and Other Financial Commitments

      On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) executed commitment letters in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The debt financing will consist of a $250 million senior secured facility and a $250 million unsecured facility. The debt facilities are expected to have final maturities of seven to eight years. In March 2001, the Company agreed to increase the amount available under a $315 million bridge facility, including capitalized interest, provided to Pegaso to $409 million, including a $175 million guarantee, $185 million in funding from QUALCOMM, and $49 million for capitalized interest. QUALCOMM earns a guarantee fee of 6.25% per annum and interest at LIBOR plus 6% for the remaining facility. The bridge facility will be prepaid and cancelled upon funding of the $250 million senior secured facility and the $250 million unsecured facility. At April 1, 2001, $351 million is outstanding under the bridge facility, with $50 million remaining to be funded by QUALCOMM and $8 million available for interest capitalization.

      In December 2000, the Company and VeloCom Inc., an investor in CDMA telecommunications operators in Latin America, executed a Term Loan Agreement in which the Company agreed to provide $230 million of convertible debt financing, including $30 million for capitalized interest. The debt facility has a three year term and bears interest at 18%. At April 1, 2001, $86 million is outstanding under this facility.

      In addition to these debt financing commitments, the Company has $72 million of letters of credit and $7 million of other financial guarantees and commitments outstanding as of April 1, 2001, none of which are collateralized.

Note 9 — Segment Information

      The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies (QCT) is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system and applications software solutions for voice and data communications products and services; QUALCOMM Technology Licensing (QTL) licenses third parties to design, manufacture, and sell products incorporating the Company’s technologies; and QUALCOMM

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Wireless Systems (QWS) designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment QUALCOMM Consumer Products (QCP), to Kyocera Wireless Corp. in February 2000.

      The Company evaluates the performance of its segments based on earnings before income taxes and accounting change (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

      The table below presents revenues and EBT for reported segments (in thousands):

				Reconciling
	QCT	QTL	QWS	Items	Total

For the three months ended:
April 1, 2001
Revenues	$363,741	$229,456	$94,613	$25,445	$713,255
EBT	84,574	210,473	17,896	(4,398)	308,545

March 26, 2000
Revenues	$279,186	$167,652	$188,302	$92,601	$727,741
EBT	89,977	150,423	83,034	75,634	399,068

For the six months ended:

April 1, 2001
Revenues	$693,795	$452,938	$187,454	$63,089	$1,397,276
EBT	168,345	421,270	25,766	(994,447)	(379,066)

March 26, 2000
Revenues	$631,581	$345,197	$403,266	$467,770	$1,847,814
EBT	217,667	313,013	149,181	1,657	681,518

      During the second quarter of fiscal 2001, management decided that certain impairment and other charges would not be allocated to the applicable segments in assessing segment performance and allocating resources for management reporting purposes. As such, results for the first quarter of fiscal 2001 have been revised in the six months ended April 1, 2001 to reflect the impact of this methodology on previously reported first quarter fiscal 2001 segment results. Segment results for the comparable periods in the prior fiscal year have not been revised as there were no similar charges allocated to the segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Reconciling items in the previous table are comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	April 1,	March 26,	April 1,	March 26,
	2001	2000	2001	2000

Revenues
Revenues from external customers of QCP segment sold	$—	$100,492	$—	$541,856
Elimination of intersegment revenue	(17,007)	(41,951)	(33,840)	(142,055)
Other products	42,452	34,060	96,929	67,969

Reconciling items	$25,445	$92,601	$63,089	$467,770

Earnings before income taxes
Unallocated corporate expenses	$(68,313)	$(155,750)	$(795,125)	$(183,320)
EBT of QCP segment sold	—	(62,676)	—	(80,222)
Unallocated investment (expense) income, net	75,428	299,577	(173,372)	325,608
Unallocated interest expense	(1,364)	(611)	(9,634)	(1,166)
EBT from other products	(10,479)	7,636	(13,878)	(3,751)
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	(1,994)	—	(13,039)
Intracompany profit	330	(10,548)	(2,438)	(42,453)

Reconciling items	$(4,398)	$75,634	$(994,447)	$1,657

      Unallocated corporate expenses include $63 million and $125 million for amortization of goodwill and other acquisition-related intangible assets during the three months and six months ended April 1, 2001, respectively, and $580 million related to the Globalstar business (Note 5) and $69 million related to an arbitration decision against the Company during the six months ended April 1, 2001. Unallocated corporate expenses during the three months and six months ended March 26, 2000 include $56 million and $83 million, respectively, related to the sale of the terrestrial-based CDMA wireless consumer phone business, $60 million for in-process technology related to the SnapTrack acquisition, and $21 million for amortization of goodwill and other acquisition-related intangible assets.

      Revenues from external customers and intersegment revenues are as follows (in thousands):

	QCT	QTL	QWS

For the three months ended:

April 1, 2001
Revenues from external customers	$361,384	$214,899	$94,520
Intersegment revenues	2,357	14,557	93

March 26, 2000
Revenues from external customers	$257,794	$150,575	$184,820
Intersegment revenues	21,392	17,077	3,482

For the six months ended:

April 1, 2001
Revenues from external customers	$689,887	$423,828	$186,632
Intersegment revenues	3,908	29,110	822

March 26, 2000
Revenues from external customers	$543,769	$294,436	$399,784
Intersegment revenues	87,812	50,761	3,482

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Segment assets were presented in the Company’s 2000 Annual Report on Form 10-K. QWS segment assets decreased to $756 million at April 1, 2001 from $1,119 million at September 24, 2000, principally as a result of the write-down of certain QWS assets related to the Globalstar business (Note 5), offset by financing activities under the agreements with Ericsson (Note 3).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 24, 2000 contained in the Company’s 2000 Annual Report on Form 10-K.

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks associated with: macroeconomic trends worldwide; potential declines in the rate of growth in the CDMA subscriber base; the scale-up, acceptance and operations of CDMA systems, including cdmaOne, CDMA2000 1x/1xEV, and WCDMA products; integrated circuit orders and inventory levels; strategic opportunities or acquisitions, divestitures and investments the Company may pursue, including investments in new ventures and operators, and the proposed spin-off of its integrated circuits and system software solutions; changes in the fair values of marketable securities and derivative instruments held; the success of the Globalstar business; developments in current or future litigation; potential component shortages, including shortage of supplier manufacturing capacity; the ability to develop and introduce cost effective new products in a timely manner; the ability to effectively manage growth; the intense competition in the wireless communications industry; the timing and collection of license fees and royalties; international business activities; and accounts receivable and finance receivables, as well as the other risks detailed in the Company’s Form 10-K for fiscal year ended September 24, 2000. The Company’s consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries of the Company.

Overview

      QUALCOMM designs, develops, manufactures and markets digital wireless communications products and services based on its CDMA and other technologies. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. QUALCOMM is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software solutions for voice and data communications products and services. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system. On July 25, 2000, QUALCOMM announced the proposed spin-off and initial public offering (IPO) of its integrated circuits and system software solutions business. In connection with this announcement, QUALCOMM filed a Current Report on Form 8-K dated July 25, 2000. The Company expects to proceed with the spin-off by the fall of 2001, subject to approval by QUALCOMM’s Board of Directors and other factors, in the form of a 100% tax-free distribution of common stock of QUALCOMM Spinco, Inc. (Spinco) to QUALCOMM shareholders as of a record date to be determined. At present, the Company does not plan an IPO of Spinco stock prior to the spin-off.

      The Company has contracts with Globalstar LP (Globalstar) to design, develop and manufacture subscriber products and ground communications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it has suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. As a result of these developments, QUALCOMM assessed the recoverability of all assets and considered probable exposures related to the Globalstar business. During the first six months of fiscal 2001, the Company recorded charges of $47 million in cost of revenues, $476 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. At April 1, 2001, the Company has approximately $54 million in net assets remaining, primarily consisting of finance receivables, accounts receivable, inventory and fixed assets, related to the Globalstar business. Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar before cash is received. The Company expects its Globalstar-related revenues to be significantly lower for the balance of fiscal 2001 than the comparable periods of the prior year despite on-going sales of equipment and services to support both continued operations and the addition of high-speed data capability.

      The Company intends to continue making strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, the Company enters into strategic relationships with CDMA carriers and developers of innovative technologies or products for the wireless industry. In November 2000, QUALCOMM announced the formation of QUALCOMM Ventures, an internal organization that selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of the Company’s strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, QUALCOMM will attempt to make regular periodic sales that will be recognized in net investment income. During the balance of fiscal 2001, the Company may reduce the planned sale of small portions of certain equity investments until market conditions improve. QUALCOMM may be required to recognize losses from time to time if it determines that decreases in the value of particular investments have become other than temporary.

      In December 2000, QUALCOMM announced a new CDMA license program designed to allow selected early stage companies to issue equity to QUALCOMM as a means of paying part of the license fees payable under QUALCOMM’s CDMA license agreements. The Company records license fee revenues based on the fair value of the equity instruments received. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. The new program will not affect the licensees’ obligation to pay royalties under their CDMA license agreements. During the three and six months ended April 1, 2001, the Company recognized $4 and $8 million, respectively, in revenue for equity received in connection with new licensees.

      In January 2001, QUALCOMM announced its development of an open applications platform for CDMA-based wireless devices to provide solutions for the wireless industry as it moves toward wireless Internet convergence. The platform, QUALCOMM’s Binary Runtime Environment for Wireless (BREW), is a thin applications environment that provides applications developers with an open, standard platform for wireless devices on which to develop their products. The BREW platform will leverage the capabilities available in QUALCOMM CDMA Technologies’ (QCT) integrated circuits, system software and Wireless Internet Launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. When it is commercially deployed by carriers, the BREW platform will also enable over-the-air downloads of applications by end users directly to their BREW-enabled handsets. The BREW platform will be provided and supported by QUALCOMM Internet Services (QIS), a division formed in November 2000 to focus on CDMA applications and services development.

      In March 2001, the Company announced that 3G Investments (Australia) Pty Limited, a wholly owned subsidiary of QUALCOMM, has been awarded 2x10 MHz licenses in the Australian third-generation (3G) wireless spectrum auctions. The Company entered the auctions to acquire appropriate spectrum to support a high-capacity CDMA2000 1x/ 1xEV system in Australia, a country with significant CDMA growth prospects. QUALCOMM’s successful participation in numerous spectrum auctions in the past has resulted in nationwide CDMA networks being deployed in other countries, including Mexico, Chile and Brazil. QUALCOMM is preparing to deploy CDMA2000 1x/ 1xEV networks in Australia with commercial 3G service planned in 2002. The Company made a $75 million deposit, recorded in other assets, toward the approximate $84 million acquisition price during the second quarter of fiscal 2001 and expects to pay the final installment during the third quarter of fiscal 2001. The licenses will be issued when the final installment is paid and can be used for commercial service starting in October 2002. The licenses will cover a total of 12 million potential customers (POPs) in eight major markets, including Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart, Darwin and Canberra.

      In March 2001, the Company transferred a $125 million Auction Discount Voucher (ADV) to Leap Wireless International, Inc. (Leap Wireless) to support its spectrum acquisition activities in the FCC’s current auction of PCS spectrum. The transfer was funded under the Company’s $125 million senior credit facility with Leap Wireless, and the $125 million note receivable is included in other assets. The facility is scheduled to be repaid in a lump sum payment, including principal and accrued interest, no later than March 9, 2006. The facility will bear interest at LIBOR plus 7.5%. The Company deferred the recognition of income related to the exchange due to Leap Wireless’ right to return the ADV in satisfaction of the note within two years upon the occurrence of certain future events.

      QUALCOMM’s corporate headquarters, research and development and some manufacturing facilities are located in the state of California, which has recently experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. These blackouts could cause disruptions to a portion of QUALCOMM’s operations and to the operations of QUALCOMM’s suppliers, distributors and resellers, and customers, which could have a material adverse effect on the Company’s operating results.

      The Company was required to adopt Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement. The Company recorded a $129 million gain, net of taxes, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $148 million in pre-tax unrealized losses on derivative instruments during the six months ended April 1, 2001, primarily resulting from a decline in the market price of Leap Wireless stock which reduced the fair value of the Leap Wireless warrant. The new requirement to record unrealized gains and losses on these instruments in the income statement may cause substantial quarterly and annual fluctuations in operating results due to stock market volatility. See “Notes to Condensed Consolidated Financial Statements — Note 1 — Basis of Presentation” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000

      Total revenues for the second quarter of fiscal 2001 were $713 million compared to $728 million for the second quarter of fiscal 2000. Total revenues for the second quarter of fiscal 2000 included $79 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold from the second quarter of fiscal 2000, total revenues increased by $64 million in the second quarter of fiscal 2001. The increase is primarily related to higher unit shipments of integrated circuits to wireless device manufactures, higher royalties and license fees, and higher OmniTRACS messaging revenue, offset by lower revenues related to the business with Globalstar, a decrease in OmniTRACS domestic unit shipments, and decreases in average selling prices of integrated circuits.

      Cost of revenues for the second quarter of fiscal 2001 was $253 million compared to $350 million for the second quarter of fiscal 2000. Total cost of revenues for the second quarter of fiscal 2000 included $115 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold from the second quarter of fiscal 2000, total cost of revenues increased by $18 million in the second quarter of fiscal 2001. Cost of revenues as a percentage of revenues was 36% for the second quarter of fiscal 2001 and 36% for the second quarter of fiscal 2000, excluding revenues and cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Although the percentage of revenues remained consistent, lower revenues related to the business with Globalstar negatively affected margins during the second quarter of fiscal 2001, but the effect was offset by a higher percentage of revenues from royalties and OmniTRACS messaging services. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the second quarter of fiscal 2001, research and development expenses were $106 million or 15% of revenues, compared to $90 million or 12% of revenues for the second quarter of fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to new product development to support high-speed wireless Internet access and multi-mode, multi-band, multi-network, products including cdmaOne, CDMA2000 1x/1xEV, GSM/ GPRS, WCDMA and position location technologies, offset by a decrease in terrestrial-based CDMA wireless consumer phone products research and development as a result of exiting this business in February 2000.

      For the second quarter of fiscal 2001, selling, general and administrative expenses were $87 million or 12% of revenues, compared to $97 million or 13% of revenues for the second quarter of fiscal 2000. The dollar and percentage decrease in selling, general and administrative expenses from the second quarter of fiscal 2000 was primarily due to a decrease in marketing costs for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000 and a decrease in legal expense, offset by an increase in expanded international business in Japan, China, South Korea, and Europe and higher advertising and trade show expenses related to the expansion of the integrated circuit customer base and product portfolio and marketing expenses for the introduction of BREW software platform for CDMA phones.

      Amortization of goodwill and other acquisition-related intangible assets was $63 million for the second quarter of fiscal 2001 compared to $21 million in the second quarter of fiscal 2000. For the second quarter of fiscal 2001, no purchased in-process technology was recorded, compared to $60 million in second quarter of fiscal 2000. The increase in amortization in the second quarter of fiscal 2001 and the purchased in-process technology charge in the second quarter of fiscal 2000 resulted from the acquisition of SnapTrack in March 2000. See “Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions.”

      For the second quarter of fiscal 2001, asset impairment and related credits were $8 million, compared to charges of $20 million for the second quarter of fiscal 2000. Asset impairment and related credits during the second quarter of fiscal 2001 were comprised primarily of adjustments to certain reserves related to the Globalstar business and adjustments to certain reserves related to the sale of the terrestrial-based CDMA wireless consumer phone business. Asset impairment and related charges during the second quarter of fiscal 2000 were primarily related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For the second quarter of fiscal 2001, there were no other operating expenses, compared to $17 million in the second quarter of fiscal 2000. Other operating expenses during the first six months of fiscal 2000 were comprised primarily of employee termination and other costs related to the sale of the terrestrial-based CDMA wireless consumer phone business.

      Interest expense was $2 million for the second quarter of fiscal 2001, compared to $1 million for the second quarter fiscal 2000. Although the expense remained relatively consistent, the Company incurred interest charges related to an arbitration decision against the Company during the second quarter of fiscal 2001, but the effect was offset by lower interest expense resulting from decreased bank borrowings.

      Net investment income was $99 million for the second quarter of fiscal 2001 compared to net investment income of $334 million for the second quarter of fiscal 2000. Net investment income for the second quarter of fiscal 2001 was primarily comprised of $71 million in interest income, $30 million in net realized gains on marketable securities, and $12 million related to the change in unrealized gain on derivative instruments. The decrease was primarily due to a $237 million reduction in net realized gains on marketable securities.

      For the second quarter of fiscal 2001, there were no distributions on Trust Convertible Preferred Securities due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during the second quarter of fiscal 2000. The Company recorded $2 million in distributions for the second quarter of fiscal 2000.

      For the second quarter of fiscal 2000, the Company recorded $3 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz, offset by a $3 million release of reserves as a result of a settlement related to a non-operating liability.

      The income tax expense was $159 million for the second quarter of fiscal 2001, compared to an income tax expense of $199 million for the second quarter of fiscal 2000. The annual effective tax rate is expected to be 45% for fiscal 2001, compared to 44% for fiscal 2000. The higher tax rate is primarily a result of lower pre-tax earnings relative to nondeductible charges, offset by lower taxes related to earnings outside of the United States. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. The Company’s net deferred tax assets decreased by $18 million in the second quarter of fiscal 2001, and the resulting decrease in the valuation allowance was reflected as a increase to stockholders’ equity.

First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000

      Total revenues for the first six months of fiscal 2001 were $1,397 million compared to $1,848 million for the first six months of fiscal 2000. Total revenues for the first six months of fiscal 2000 included $435 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold from the first six months of fiscal 2000, total revenues decreased by $16 million in the first six months of fiscal 2001. The decrease is primarily attributable to the decision to not recognize revenue on business with Globalstar before cash is received, lower shipments of Globalstar portable and fixed phones to service providers, a decrease in OmniTRACS domestic unit shipments, and decreases in average selling prices of integrated circuits, offset by higher royalties and license fees, higher unit shipments of integrated circuits to wireless device manufactures, and higher OmniTRACS messaging revenue. Revenue from Kyocera Wireless Corp. and Samsung Electronics Company (Samsung), customers of both QCT and QTL, comprised an aggregate of 13% and 14% of total consolidated revenues, respectively, in the first six months of 2001, compared to an aggregate of 10% from Samsung in the first six months of fiscal 2000.

      Cost of revenues for the first six months of fiscal 2001 was $549 million compared to $999 million for the first six months of fiscal 2000. Total cost of revenues for the first six months of fiscal 2000 included $433 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold from the first six months of fiscal 2000, total cost of revenues decreased by $17 million in the first six months of fiscal 2001, and cost of revenues as a percentage of revenues was 39% for the first six months of fiscal 2001 and 40% for the first six months of fiscal 2000. The decision to not recognize revenue on business with Globalstar before cash is received negatively affected margins during the first six months of fiscal 2001, but the effect was offset by a higher percentage of revenues from royalties and license fees and OmniTRACS messaging services. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the first six months of fiscal 2001, research and development expenses were $192 million or 14% of revenues, compared to $174 million or 9% of revenues for the first six months of fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multi-mode, multi-band, multi-network, products including cdmaOne, CDMA2000 1x/1xEV, GSM/ GPRS, WCDMA and position location technologies, offset by a decrease in terrestrial-based CDMA wireless consumer phone products research and development as a result of exiting this business in February 2000.

      For the first six months of fiscal 2001, selling, general and administrative expenses were $167 million or 12% of revenues, compared to $199 million or 11% of revenues for the first six months of fiscal 2000. The dollar decrease in selling, general and administrative expenses from the first six months of fiscal 2000 was due primarily to a decrease in marketing costs for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000. The percentage increase is primarily due to expanded international business in Japan, China, South Korea, and Europe and higher advertising and trade show expenses related to the expansion of the integrated circuit customer base and product portfolio.

      Amortization of goodwill and other acquisition-related intangible assets was $126 million for the first six months of fiscal 2001, compared to $21 million in the first six months of fiscal 2000. For the first six months of fiscal 2001, no purchased in-process technology was recorded, compared to $60 million in first six months of fiscal 2000. The increase in amortization in the first six months of fiscal 2001 and the purchased in-process technology charge in the first six months of fiscal 2000 resulted from the acquisition of SnapTrack in March 2000. See “Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions.”

      For the first six months of fiscal 2001, asset impairment and related charges were $473 million, compared to $46 million for the first six months of fiscal 2000. Asset impairment and related charges during the first six months of fiscal 2001 were comprised primarily of charges resulting from management’s determination that certain assets related to the Globalstar business were impaired. Asset impairment and related charges during the first six months of fiscal 2000 were primarily related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For the first six months of fiscal 2001, other operating expenses were $69 million, compared to $18 million in the first six months of fiscal 2000. Other operating expenses for the first six months of fiscal 2001 were primarily related to a $69 million arbitration decision against the Company. Other operating expenses during the first six months of fiscal 2000 were comprised primarily of employee termination and other costs related to the sale of the terrestrial-based CDMA wireless consumer phone business.

      Interest expense was $10 million for the first six months of fiscal 2001, compared to $4 million for the first six months fiscal 2000. The increase was primarily related to interest charges resulting from an arbitration decision against the Company, offset by lower interest expense resulting from decreased bank borrowings.

      Net investment expense was $132 million for the first six months of fiscal 2001 compared to net investment income of $370 million for the first six months of fiscal 2000. Net investment expense for the first six months of fiscal 2001 was primarily comprised of $140 million in interest income and $51 million in net realized gains on marketable securities, offset by $147 million in unrealized other than temporary losses on marketable securities and $148 million unrealized loss on derivative instruments in accordance with FAS 133. The decrease was primarily due to the $148 million in unrealized losses on derivative instruments, $147 million in unrealized losses related to other than temporary losses on marketable securities, a $10 million charge related to the recognition of an other than temporary loss on the Company’s investment in Globalstar Telecommunications, Ltd., a $10 million increase in equity losses and a $219 million reduction in realized gains on the sale of marketable securities, which were offset by a $31 million increase in interest income, primarily related to interest earned on finance receivables and higher cash balances and interest rates.

      There were no distributions on Trust Convertible Preferred Securities in the first six months of fiscal 2001 due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during the second quarter months of fiscal 2000. The Company recorded $13 million in distributions for the first six months of fiscal 2000.

      Other non-operating charges were $57 million in the first six months of fiscal 2001 compared to $3 million in first six months of fiscal 2000. The Company recorded $57 million in other non-operating charges in the first six months of fiscal 2001 to write down the recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      The income tax benefit was $171 million for the first six months of fiscal 2001 compared to an income tax expense of $305 million for the first six months of fiscal 2000. The annual effective tax rate is expected to be 45% for fiscal 2001, compared to 44% for fiscal 2000. The higher tax rate is primarily a result of lower pre-tax earnings relative to nondeductible charges, offset by lower taxes related to earnings outside of the United States. The Company has provided a valuation allowance on its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. The Company’s net deferred tax assets increased by $402 million in the first six months of fiscal 2001, and the resulting increase in the valuation allowance was reflected as a reduction of stockholders’ equity.

      The Company recorded a $129 million gain, net of taxes, in the first six months of fiscal 2001 as the cumulative effect of a change in accounting principle at September 25, 2000. The cumulative effect of the accounting change related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. See “Notes to Condensed Consolidated Financial Statements — Note 1 — Basis of Presentation.”

QUALCOMM Segment Results for the Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000

      The following should be read in conjunction with the second quarter financial results of fiscal 2001 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information.”

CDMA Technologies Segment (QCT)

      QCT segment revenues for the second quarter of fiscal 2001 were $364 million compared to $279 million for the second quarter of fiscal 2000. Earnings before taxes for the second quarter of fiscal 2001 were $85 million compared to $90 million for the second quarter of fiscal 2000. Revenues increased due to higher unit shipments of MSM integrated circuits to wireless device manufacturers, offset by the decrease in the average selling prices of integrated circuits. The decrease in earnings before taxes was primarily due to increased research and development primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multi-mode, multi-network, products including cdmaOne, CDMA2000 1x/1xEV, GSM/ GPRS, WCDMA and position location technologies, as well as increased marketing and advertising expenses. Approximately 16 million MSM integrated circuits were sold during the second quarter of fiscal 2001, compared to approximately 11 million for the second quarter of fiscal 2000. Uncertainty in global economic conditions has resulted in recent reductions in chip demand from customers for the third and fourth quarters of fiscal 2001.

Technology Licensing Segment (QTL)

      QTL segment revenues for the second quarter of fiscal 2001 were $229 million compared to $168 million for the second quarter of fiscal 2000. Earnings before taxes for the second quarter of fiscal 2001 were $210 million compared to $150 million for the second quarter of fiscal 2000. Growth in revenues and earnings before taxes was due to an increase in worldwide demand for products based on CDMA technologies resulting in higher royalties and license fees, as well as the receipt of higher royalties during the second quarter of fiscal 2001 related to sales by licensees during the first quarter of fiscal 2001 as compared to previously recognized estimated amounts.

Wireless Systems Segment (QWS)

      QWS segment revenues for the second quarter of fiscal 2001 were $95 million compared to $188 million for the second quarter of fiscal 2000. Earnings before taxes for the second quarter of fiscal 2001 of $18 million compared to earnings before taxes of $83 million for the second quarter of fiscal 2000. Revenues and earnings decreased primarily due to the decision to not recognize revenue on business with Globalstar before cash is received, lower shipments of Globalstar portable and fixed phones to service providers, and a decrease in OmniTRACS domestic unit demand, offset by an increase in OmniTRACS messaging services revenue. The Company shipped approximately 9,000 OmniTRACS and other related communication systems during the second quarter of fiscal 2001, compared to approximately 16,000 in the second quarter of fiscal 2000. The decrease in unit shipments is due to U.S. economic conditions affecting the domestic long-haul trucking industry. The Company shipped less than 1,000 Globalstar portable and fixed phones in the second quarter of fiscal 2001 compared to 12,000 in the second quarter of fiscal 2000. The decrease in unit shipments is due to the slow ramp-up of subscriber growth realized by the Globalstar service providers, the pending reorganization of Globalstar and other uncertainties related to the Globalstar business.

Liquidity and Capital Resources

      The Company anticipates that its cash and cash equivalents and marketable securities balances of $2,315 million at April 1, 2001, including interest to be earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications operators, and other commitments. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. On July 25, 2000, QUALCOMM announced the proposed spin-off and IPO of its integrated circuits and system software solutions business. The Company expects to proceed with the spin-off by the fall of 2001, subject to approval by QUALCOMM’s Board of Directors and other factors, in the form of a 100% tax-free distribution of common stock of Spinco to QUALCOMM shareholders as of a record date to be determined. At present, the Company does not plan an IPO of Spinco stock prior to the spin-off.

      In the first six months of fiscal 2001, $373 million in cash was provided by operating activities, compared to $336 million in cash provided by operating activities in the first six months of fiscal 2000. Cash provided by operating activities in the first six months of fiscal 2001 and fiscal 2000 includes $578 million and $608 million, respectively, of net cash flow provided by operations offset by $205 million and $272 million, respectively, of net working capital requirements. Net working capital requirements for the first six months of fiscal 2001 primarily reflect an increase in finance receivables and inventories and a reduction in payroll, benefits and other current liabilities, offset by a decrease in accounts receivable.

      In the first six months of fiscal 2001, $46 million in cash was used by the Company in investing activities, including $184 million for other investments and acquisitions, $123 million for the issuance of notes receivable, $75 million for the purchase of wireless licenses and $46 million in capital expenditures, offset by $374 million in net purchases and maturities of held-to-maturity securities marketable securities. The Company intends to continue its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. As part of these investment activities, QUALCOMM may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers.

      In the first six months of fiscal 2001, the Company’s financing activities provided $73 million, comprised primarily of the issuance of common stock under the Company’s stock option and employee stock purchase plans. In the first six months of fiscal 2000, the Company’s financing activities used $30 million, including $112 million in net repayments under bank lines of credit, offset by $85 million from the issuance of common stock under the Company’s stock option and employee stock purchase plans.

      Negotiations are underway whereby QUALCOMM would invest up to $24 million to fund Summit Wireless PCS, Inc. (Summit Wireless), a CDMA wireless operator. In March 2001, QUALCOMM purchased and assumed a bridge loan and accrued interest from a financial institution in the amount of approximately $7 million. The bridge loan bears interest at the prime rate plus 11.5%. The bridge loan and accrued interest are payable in a lump sum payment on the earlier of June 15, 2001 or the date on which Summit Wireless closes its next round of equity capital.

      Information regarding the Company’s financial commitments at December 31, 2000 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 3 — Composition of Certain Balance Sheet Captions, Note 5 — Investments in Other Entities, and Note 8 — Commitments and Contingencies.”

Future Accounting Requirements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in the Company’s 2000 Annual Report on Form 10-K. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject the Company to equity price risk. The recorded value of available-for-sale equity securities decreased to $159 million at April 1, 2001 from $426 million at September 24, 2000. The recorded value of derivative instruments subject to FAS 133 at April 1, 2001 is $112 million. The Company generally invests in companies in the high-technology industry, and typically does not attempt to reduce or eliminate its market exposure on these securities. As of April 1, 2001, four equity positions constituted approximately 87% of the fair value of the available-for-sale equity securities portfolio. During the first six months of fiscal 2001, many high-technology stocks experienced a significant decrease in value, negatively affecting the fair value of the Company’s available-for-sale equity securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At April 1, 2001, there have been no other material changes to the market risks described at September 24, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies.” The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of QUALCOMM Incorporated was convened in San Diego, California, on February 27, 2001 at 9:30 a.m. There were issued and outstanding on December 29, 2000, the record date, 752,029,328 shares of Common Stock. There were present at said meeting in person or by proxy, shareholders of the Corporation who were the holders of 666,325,844 shares of Common Stock entitled to vote thereat, constituting a quorum. The proposal to elect four Class I directors to hold office until the 2004 Annual Meeting of Stockholders received the following votes:

	For	Against

Irwin Mark Jacobs	662,817,801	3,508,043
Adelia A. Coffman	656,135,745	10,190,099
Neil Kadisha	657,298,913	9,026,931
Richard Sulpizio	662,609,999	3,715,845

      The proposal to approve the Company’s 2001 Stock Option Plan received the following vote:

			Broker
For	Against	Abstain	Non-Votes

248,757,427	172,900,455	3,551,756	241,116,206

      The foregoing proposal was approved and accordingly ratified.

      The proposal to approve the Company’s 2001 Employee Stock Purchase Plan received the following vote:

			Broker
For	Against	Abstain	Non-Votes

404,785,631	17,183,568	3,240,459	241,116,186

      The foregoing proposal was approved and accordingly ratified.

      To proposal to approve the Company’s 2001 Non-Employee Directors’ Stock Option Plan received the following vote:

			Broker
For	Against	Abstain	Non-Votes

308,814,927	112,453,052	3,942,860	241,115,005

      The foregoing proposal was approved and accordingly ratified.

      The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants received the following vote:

			Non-Votes
For	Against	Abstain	Broker

662,595,958	1,315,510	2,414,376	0

      The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)(3)
3.3	Certificate of Designation of Preferences.(4)
3.4	Bylaws.(5)
3.5	Amendment of the Bylaws.(6)
10.39	2001 Stock Option Plan.*
10.40	Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.*
10.41	2001 Employee Stock Purchase Plan.*
10.42	2001 Non-Employee Directors’ Stock Option Plan.*
10.43	Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.*

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

*	Denotes a compensatory plan contract or arrangement in which the Company’s directors and named executive officers may participate.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ ANTHONY S. THORNLEY _________________________________________ Anthony S. Thornley
Executive Vice President &
Chief Financial Officer

Dated: April 26, 2001