Form 10-Q
period 2001-07-01
QUALCOMM INC/DE
filed 2001-07-27
CIK 804328

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No  ☐

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 24, 2001:

Class	Number of Shares

Common Stock, $0.0001 per share par value	760,427,592

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6 – 18

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19 – 28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	July 1,	September 24,
	2001	2000

Current assets:
Cash and cash equivalents	$965,417	$716,871
Marketable securities	946,156	1,055,522
Accounts receivable, net	544,928	606,979
Finance receivables, net	425,384	128,515
Inventories, net	112,628	85,366
Other current assets	127,590	136,727

Total current assets	3,122,103	2,729,980
Marketable securities	421,344	748,521
Finance receivables, net	359,653	799,404
Other investments	347,353	311,015
Property, plant and equipment, net	440,924	431,705
Goodwill, net	646,836	821,834
Other assets	418,870	220,523

Total assets	$5,757,083	$6,062,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$125,483	$112,856
Payroll and other benefits related liabilities	89,319	128,836
Unearned revenue	56,720	68,419
Other current liabilities	105,565	162,182

Total current liabilities	377,087	472,293
Other liabilities	177,936	27,718

Total liabilities	555,023	500,011

Commitments and contingencies (Notes 3, 5 and 7)
Minority interest in consolidated subsidiaries	49,584	46,643

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	76	75
Paid-in capital	4,758,203	4,653,818
Retained earnings	516,683	871,090
Accumulated other comprehensive loss	(122,486)	(8,655)

Total stockholders’ equity	5,152,476	5,516,328

Total liabilities and stockholders’ equity	$5,757,083	$6,062,982

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	July 1,	June 25,	July 1,	June 25,
	2001	2000	2001	2000

Revenues	$640,027	$713,521	$2,037,303	$2,561,335

Operating expenses:
Cost of revenues	232,870	274,952	782,288	1,274,096
Research and development	107,414	80,933	299,790	254,490
Selling, general and administrative	104,175	76,696	271,411	275,870
Amortization of goodwill and other acquisition-related intangible assets	65,100	63,506	191,469	84,114
Purchased in-process technology	—	—	—	60,030
Asset impairment and related charges	31,104	—	503,787	45,743
Other	(5,855)	—	63,333	17,846

Total operating expenses	534,808	496,087	2,112,078	2,012,189

Operating income (loss)	105,219	217,434	(74,775)	549,146
Interest expense	16	(608)	(10,069)	(4,494)
Investment (expense) income, net	(75,455)	64,448	(207,876)	434,444
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	—	—	(13,039)
Other asset impairment charges	(119,862)	—	(176,428)	(3,265)

(Loss) income before income taxes and accounting change	(90,082)	281,274	(469,148)	962,792
Income tax expense	(184,654)	(126,573)	(14,074)	(431,256)

(Loss) income before accounting change	(274,736)	154,701	(483,222)	531,536
Accounting change, net of tax (Note 1)	—	—	128,815	—

Net (loss) income	$(274,736)	$154,701	$(354,407)	$531,536

Basic net (loss) earnings per common share:
(Loss) income before accounting change	$(0.36)	$0.21	$(0.64)	$0.75
Accounting change, net of tax	—	—	0.17	—

Net (loss) income	$(0.36)	$0.21	$(0.47)	$0.75

Diluted net (loss) earnings per common share:
(Loss) income before accounting change	$(0.36)	$0.19	$(0.64)	$0.67
Accounting change, net of tax	—	—	0.17	—

Net (loss) income	$(0.36)	$0.19	$(0.47)	$0.67

Shares used in per share calculations:
Basic	758,050	741,735	754,055	707,713

Diluted	758,050	805,507	754,055	799,241

See Notes to Condensed Consolidated Financial Statements

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	July 1,	June 25,
	2001	2000

Operating Activities:
Net (loss) income	$(354,407)	$531,536
Depreciation and amortization	239,944	164,072
Purchased in-process technology	—	60,030
Asset impairment and other non-cash charges and credits	690,564	48,283
Net realized gains on marketable securities and investments	(63,914)	(269,962)
Net unrealized loss on derivative instruments and securities	449,283	—
Minority interest in income of consolidated subsidiaries	2,941	4,273
Equity in losses of investees	25,014	8,965
Non-cash income tax (benefit) provision	(34,518)	413,705
Accounting change, net of tax	(128,815)	—

Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	47,023	167,538
Finance receivables, net	(354,908)	(284,697)
Inventories, net	(57,589)	(57,434)
Other current assets	7,941	(20,800)
Trade accounts payable	3,649	(172,524)
Payroll, benefits, and other current liabilities	(95,335)	(69,368)
Unearned revenue	2,031	25,512

Net cash provided by operating activities	378,904	549,129

Investing Activities:
Capital expenditures	(82,935)	(143,717)
Purchases of wireless licenses	(83,774)	—
Purchases of available-for-sale securities	(1,042,002)	(859,379)
Proceeds from sale of available-for-sale securities	839,092	538,888
Purchases of held-to-maturity securities	(301,336)	(1,014,933)
Maturities of held-to-maturity securities	830,889	927,051
Issuance of notes receivable	(206,156)	(188,299)
Collection of notes receivable	14,443	229,567
Proceeds from sale of business	—	246,990
Other investments and acquisitions	(211,452)	(247,956)
Other items, net	5,997	17,593

Net cash used by investing activities	(237,234)	(494,195)

Financing Activities:
Net borrowings under bank lines of credit	(52)	(112,000)
Net proceeds from issuance of common stock	110,110	108,514
Other items, net	624	(2,958)

Net cash provided (used) by financing activities	110,682	(6,444)

Effect of exchange rate changes on cash	(3,806)	4,203

Net increase in cash and cash equivalents	248,546	52,693

Cash and cash equivalents at beginning of period	716,871	660,016

Cash and cash equivalents at end of period	$965,417	$712,709

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 24, 2000 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52 – 53 week fiscal year ending on the last Sunday in September. As a result, the three month and nine month periods ending July 1, 2001 include 13 weeks and 40 weeks, respectively, as compared to 13 weeks and 39 weeks for the three month and nine month periods ended June 25, 2000, respectively.

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

Net Earnings Per Common Share

      Basic net earnings per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months and nine months ended July 1, 2001 excludes the potential dilutive effect, calculated using the treasury stock method, of 48,852,000 and 52,544,000 additional common shares issuable upon exercise of outstanding stock options, respectively, due to their anti-dilutive effect as a result of the Company’s loss before accounting change. The diluted base for the three months and nine months ended June 25, 2000 reflect the potential dilutive effect, calculated using the treasury stock method, of 63,772,000 and 67,375,000 additional common shares issuable upon exercise of outstanding stock options, respectively, and the potential dilutive effect, for the period prior to conversion, of 24,153,000 shares for the nine months ended June 25, 2000 of common stock issuable upon conversion of Trust Convertible Preferred Securities, determined on an if-converted basis. Net income in the computation of diluted EPS for nine months ended June 25, 2000 is increased by $7 million representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities.

      Options outstanding during the three months ended July 1, 2001 and June 25, 2000 to purchase approximately 18,994,000 and 2,051,000 shares of common stock, respectively, and options outstanding during the nine months ended July 1, 2001 and June 25, 2000 to purchase approximately 12,680,000 and 1,314,000 shares of common stock, respectively, were not included in the treasury stock computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income

      Components of accumulated other comprehensive loss consist of the following:

	July 1,	September 24,
	2001	2000

	(in thousands)
Foreign currency translation	$(55,975)	$(25,022)
Unrealized (loss) gain on marketable securities, net of income taxes	(66,511)	16,367

	$(122,486)	$(8,655)

      Total comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended

	July 1,	June 25,	July 1,	June 25,
	2001	2000	2001	2000

Net (loss) income	$(274,736)	$154,701	$(354,407)	$531,536

Other comprehensive loss:
Foreign currency translation	(13,587)	(1,824)	(30,953)	4,312
Unrealized (loss) gain on marketable securities, net of income taxes	(11,771)	(21,067)	(130,409)	35,180
Reclassification adjustment for other than temporary losses on marketable securities included in net income, net of income taxes	—	—	69,887	—
Reclassification adjustment for net realized losses (gains) included in net income, net of income taxes	4,011	65	(26,281)	(161,725)
Reclassification adjustment for losses included in accounting change, net of income taxes	—	—	3,925	—

Total other comprehensive loss	(21,347)	(22,826)	(113,831)	(122,233)

Total comprehensive (loss) income	$(296,083)	$131,875	$(468,238)	$409,303

      The reclassification adjustment for other than temporary losses on marketable securities results from the recognition of unrealized losses in the income statement resulting from declines in the market prices of those securities deemed to be other than temporary. The reclassification adjustment for net realized losses (gains) results from the recognition of the net realized losses or gains in the income statement when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the income statement as a result of the implementation of Statement of Financial Accounting Standards No. 133 (FAS 133). Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income.

Accounting Change

      The Company was required to adopt FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies related to strategic investment and financing activities. The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $33 million and $181 million in pre-tax unrealized losses on derivative instruments during the three months and nine months ended July 1, 2001, respectively, primarily resulting from changes in the market price of Leap Wireless stock which affect the fair value of the Leap Wireless warrant. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement as a component of investment income (Note 4). The Company exercised a portion of the Leap Wireless warrant during the first quarter of fiscal 2001. At July 1, 2001, the Company has the right to purchase 3,375,000 shares of Leap Wireless common stock under the warrant.

Future Accounting Requirements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company continues to monitor interpretive guidance from the SEC and developments in Emerging Issues Task Force discussions of Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on September 30, 2002, the beginning of fiscal 2003. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

assuming the acquisition of SnapTrack had been made at the beginning of the period presented, are as follows (in thousands, except per share data):

Nine
Months Ended
June 25,
2000

Revenues	$2,561,674

Net income	$483,681

Basic earnings per common share	$0.68

Diluted earnings per common share	$0.61

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

Accounts Receivable

	July 1,	September 24,
	2001	2000

	(in thousands)
Trade, net of allowance for doubtful accounts of $21,775 and $9,610, respectively	$514,619	$542,288

Long-term contracts:
Billed	8,496	38,059
Unbilled	2,555	21,185
Other	19,258	5,447

	$544,928	$606,979

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables are comprised as follows:

	July 1,	September 24,
	2001	2000

	(in thousands)
Finance receivables	$1,380,932	$939,063
Allowance for doubtful receivables	(595,895)	(11,144)

	785,037	927,919
Current maturities, net	425,384	128,515

Noncurrent finance receivables, net	$359,653	$799,404

      At July 1, 2001, remaining commitments to extend long-term financing by QUALCOMM to certain CDMA customers of Ericsson totaled approximately $530 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $130 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing agreements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

Inventories

	July 1,	September 24,
	2001	2000

	(in thousands)
Raw materials	$16,878	$47,952
Work-in-process	5,808	8,370
Finished goods	89,942	29,044

	$112,628	$85,366

Goodwill

      At July 1, 2001 and September 24, 2000, goodwill is presented net of $327 million and $144 million in accumulated amortization, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 — Investment (Expense) Income, Net

      Investment (expense) income is comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 1,	June 25,	July 1,	June 25,
	2001	2000	2001	2000

Interest income	$65,559	$68,557	$205,449	$177,720
Net realized gains (losses) on marketable securities	11,371	(99)	62,143	269,962
Net realized gains on other investments	1,312	—	1,312	—
Net realized gains on derivative instruments	459	—	459	—
Unrealized other than temporary losses on marketable securities	—	—	(147,166)	—
Unrealized other than temporary losses on other investments	(110,950)	—	(120,883)	—
Change in unrealized gain on derivative instruments	(32,839)	—	(181,235)	—
Minority interest in income of consolidated subsidiaries	(818)	(659)	(2,941)	(4,273)
Equity in losses of investees	(9,549)	(3,351)	(25,014)	(8,965)

	$(75,455)	$64,448	$(207,876)	$434,444

      The decrease in the unrealized gain on derivative instruments for the three months and nine months ended July 1, 2001 includes a $22 million loss related to derivative instruments which were previously carried at cost due to restrictions on the sale of the underlying securities.

Note 5 — Other Investments

      The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA2000 1x/1xEV-DO (Data Optimized) systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and other than minor to 50% ownership interests in partnerships and limited liability corporations, or in which it otherwise has the ability to exercise significant influence. The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment and financing activities. Warrants to purchase equity interests in publicly-traded companies are accounted for at fair value. QUALCOMM regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income.

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

      On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. Efforts, by Globalstar, to restructure Globalstar’s debt are on-going, and work on a final plan is expected to continue. During the first quarter of fiscal 2001, the Company recorded charges of $48 million in cost of revenues, $481 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. During the second and third quarters of fiscal 2001, the Company recorded adjustments to certain reserves related to the Globalstar business, and accordingly, the net charges recorded by the Company during the nine months ended July 1, 2001 totaled $51 million in cost of revenues, $475 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges. At July 1, 2001, the Company had approximately $53 million in net assets remaining, primarily consisting of finance receivables, accounts receivable, inventory and fixed assets, related to the Globalstar business. Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar before cash is received. During the three months and nine months ended July 1, 2001, the Company recorded $19 million and $35 million in revenue, respectively, related to business with Globalstar.

Wingcast, LLC

      In July 2000, Ford Motor Company and QUALCOMM created a new company, Wingcast, LLC (Wingcast), to develop and deliver wireless mobility services, including safety and security, information and communications, and entertainment and mobile commerce, into cars and trucks. QUALCOMM committed to contribute up to $125 million to the initial capital of Wingcast, including up to $75 million in cash and $50 million in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast’s services. At July 1, 2001, $50 million of the initial $75 million cash commitment is outstanding and remains subject to certain conditions, and Wingcast had not met the performance milestones related to the additional $75 million cash commitment. Performance milestones must be completed by April 2003 or before Wingcast’s initial public offering.

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless telecommunication systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, the Company advanced $10 million under a promissory note that matures on October 31, 2001 and bears interest at 10%. At July 1, 2001, $153 million of the equity funding commitment is outstanding. The Company expects to fund the remaining commitment through June 2002.

Vesper Holding S.A. and Vesper Sao Paulo S.A.

      In February and July 1999, the Company made commitments to invest $49 million in Vesper Holding S.A. and $59 million in Vesper Sao Paulo S.A. (the Vesper Companies), formerly known as Canbra Holdings, S.A. and Megatel Holdings, S.A., respectively. The Vesper Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region and in the Sao Paulo state of Brazil. QUALCOMM subsequently participated in certain additional financing rounds completed by the Vesper Companies, thereby increasing its initial equity commitments. At July 1, 2001, the cumulative investment by the Company in the Vesper Companies totaled approximately $119 million. In addition, QUALCOMM has extended long-term financing to the Vesper Companies related to its financing arrangements with Ericsson. At July 1, 2001, $104 million in long-term financing to the Vesper Companies is outstanding, and the Company has a remaining commitment to fund $78 million through 2004. The remaining

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

commitment is subject to certain conditions; actual financing, if any, may be in lesser amounts. In January 2000, the Company acquired an approximate 2.5% interest in VeloCom, Inc. (VeloCom), an investor in the Vesper Companies, for $15 million. In December 2000, the Company and VeloCom executed a Term Loan Agreement in which the Company agreed to provide $230 million of convertible debt financing, including $30 million for capitalized interest. The debt facility has a three-year term and bears interest at 18%. The Company funded approximately $172 million under this facility through July 1, 2001.

      In September 2000, Bell Canada International, Inc. (BCI), a significant shareholder in the Vesper Companies that was actively involved in their management, entered into an agreement to sell its interests in the Vesper Companies to VeloCom. In February 2001, BCI announced the termination of its agreement with VeloCom following the failure of VeloCom to arrange the necessary financing, and BCI discontinued participation in Vesper Companies investor capital calls. QUALCOMM and VeloCom have continued to participate in capital calls. In April 2001, a potential investor signed a term sheet reflecting a valuation of the Vesper Companies that supported the recoverability of QUALCOMM’s assets. In May 2001, the term sheet was revised downward by the potential buyer, and anticipated purchase offers from others did not materialize. As a result of the status of current negotiations, QUALCOMM has reassessed the recoverability of its assets related to the Vesper Companies and VeloCom, and during the three months ended July 1, 2001, the Company recorded $32 million in asset impairments and related charges, $89 million in investment expense and $120 million in other non-operating charges. At July 1, 2001, the Company has approximately $120 million in remaining net assets, primarily consisting of finance receivables, notes receivable and equity investments, related to the Vesper Companies and VeloCom. QUALCOMM holds direct and indirect interests in the Vesper Companies of approximately 16.2%.

      The Vesper Companies expect to incur increasing operating losses and negative cash flows from operations as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. Although management believes that the Vesper Companies will be able to restructure their businesses successfully and develop new sources of capital, there is no assurance that the Vesper Companies will ever operate profitably or that QUALCOMM will recover its remaining assets.

Other

      Funding commitments related to other strategic investments total $39 million at July 1, 2001, which the Company expects to fund through December 2003. Such commitments may be subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

Note 6 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately negative 3% for fiscal 2001. The estimated annual effective tax rate is negative as a result of foreign taxes paid for which it is more likely than not the Company will not receive a tax benefit. This negative rate differs from the U.S. statutory rate primarily due to the impact of nondeductible goodwill amortization on the pre-tax loss, foreign taxes paid for which it is more likely than not the Company will not receive a tax benefit, earnings outside the United States and research and development credits. The expected annual effective tax rate of negative 3% for fiscal 2001 differs from the 45% rate estimated in the prior quarter primarily due to the current projected loss for fiscal 2001 resulting from certain asset impairments and related charges, a decrease in expected earnings outside the United States and a decrease in expected research and development tax credits as a result of decreased gains from option exercises.

      The expected annual effective tax rate for fiscal 2001 differs from the prior fiscal year rate of 44% primarily due to the projected loss for fiscal 2001 resulting from certain asset impairment and related charges.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 — Commitments and Contingencies

Litigation

      Schwartz v. QUALCOMM:   On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, four other individuals have joined the suit as plaintiffs. The Company has moved for summary judgment as to all claims on the grounds that the plaintiffs had executed releases of claims in favor of the Company. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM:   On June 29, 1999, GTE filed an action in the U.S. District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted the Company’s motion to transfer the action to the U.S. District Court for the Southern District of California. Trial has been set for March 19, 2002. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

      Durante v. QUALCOMM:   On February 2, 2000, four former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery has commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted condition class certification on the remaining claims, to be revisited by the court at the end of the discovery period. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      May v. QUALCOMM Personal Electronics, et al:   On June 13, 2000, four former QUALCOMM employees filed a putative class action lawsuit in San Diego County Superior Court against the Company and against QUALCOMM Personal Electronics (QPE), ostensibly on behalf of themselves and other former employees of QPE who were offered benefits in QPE’s Performance Unit Plan. The complaint purports to state seven causes of action, including breach of contract, violation of California Labor Code Section 970, fraud, unfair business practices, unjust enrichment, breach of the covenant of good faith and fair dealing and declaratory relief. On May 16, 2001, the parties entered into an agreement in which the plaintiffs dismissed

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

their claims with prejudice in exchange for the Company’s agreement not to seek sanctions or other damages from them or their attorneys arising out of the filing of the lawsuit.

      Hanig v. QUALCOMM:   On March 13, 2001, approximately 70 former QUALCOMM employees filed a lawsuit against the Company in San Diego County Superior Court alleging breach of contract and fraud and requesting rescission, specific performance, and compensation for work, labor and services performed. On May 25, 2001, the Court granted the Company’s motion for summary judgment as to all claims, and subsequently entered judgment in the Company’s favor. The plaintiffs have filed a notice of appeal.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack:   On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against the Company and SnapTrack, the Company’s wholly owned subsidiary, alleging infringement of three patents. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company’s results of operations, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. In June 2001, the Company entered into a leasing arrangement for four new facilities. Future minimum lease payments related to this new leasing arrangement total $37 million and are payable through October 2007.

Letters of Credit, Financial Guarantees and Other Financial Commitments

      On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) executed commitment letters in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. The commitment expired on June 15, 2001.

      In June 2001, the Company agreed to increase the amount available under a $409 million bridge facility, provided to Pegaso to $433 million, including $73 million for capitalized interest. Beginning June 22, 2001, QUALCOMM earns interest on the facility at 20% per annum. The facility is payable in full on August 29, 2001, however final maturity may occur earlier or later based on certain events. At July 1, 2001, $413 million is outstanding under the bridge facility, with $20 million available for interest capitalization.

      In addition to these debt financing commitments and the VeloCom commitment (Note 5), the Company has $8 million of letters of credit and $24 million of other financial guarantees and commitments outstanding as of July 1, 2001, none of which are collateralized.

Note 8 — Segment Information

      The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies (QCT) is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system and applications software for voice and data communications products and services; QUALCOMM Technology Licensing (QTL) licenses third parties to design, manufacture, and sell products incorporating the Company’s technologies; and QUALCOMM Wireless Systems (QWS) designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite-based two-way data

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

messaging, position reporting equipment and services to transportation companies. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment QUALCOMM Consumer Products (QCP), to Kyocera Wireless Corp. in February 2000.

      The Company evaluates the performance of its segments based on earnings before income taxes and accounting change (EBT), excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

      The table below presents revenues and EBT for reported segments (in thousands):

				Reconciling
	QCT	QTL	QWS	Items	Total

For the three months ended:

July 1, 2001
Revenues	$333,274	$170,083	$104,695	$31,975	$640,027
EBT	70,686	142,844	30,116	(333,728)	(90,082)

June 25, 2000
Revenues	$338,132	$174,245	$167,184	$33,960	$713,521
EBT	109,573	152,384	65,129	(45,812)	281,274

For the nine months ended:

July 1, 2001
Revenues	$1,027,069	$623,021	$292,149	$95,064	$2,037,303
EBT	239,031	564,114	55,882	(1,328,175)	(469,148)

June 25, 2000
Revenues	$969,713	$519,442	$570,450	$501,730	$2,561,335
EBT	327,240	465,397	214,310	(44,155)	962,792

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Reconciling items in the previous table are comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended

	July 1,	June 25,	July 1,	June 25,
	2001	2000	2001	2000

Revenues
Revenues from external customers of QCP segment sold	$—	$—	$—	$541,856
Elimination of intersegment revenue	(12,940)	(22,785)	(46,780)	(164,840)
Other products	44,915	56,745	141,844	124,714

Reconciling items	$31,975	$33,960	$95,064	$501,730

Earnings before income taxes
Unallocated corporate expenses	$(221,697)	$(67,194)	$(1,016,822)	$(250,514)
EBT of QCP segment sold	—	—	—	(80,222)
Unallocated investment (expense) income, net	(108,792)	32,221	(282,164)	357,829
Unallocated interest expense	77	(607)	(9,557)	(1,773)
EBT from other products	(8,125)	9,402	(22,003)	3,358
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	—	—	(13,039)
Intracompany profit	4,809	(17,076)	2,371	(59,529)
Other	—	(2,558)	—	(265)

Reconciling items	$(333,728)	$(45,812)	$(1,328,175)	$(44,155)

      Unallocated corporate expenses include $63 million and $188 million for amortization of goodwill and other acquisition-related intangible assets during the three months and nine months ended July 1, 2001, respectively, and $583 million related to the Globalstar business (Note 5) and $69 million related to an arbitration decision against the Company during the nine months ended July 1, 2001. Unallocated corporate expenses during the three months and nine months ended June 25, 2000 include $64 million and $83 million, respectively, related to the sale of the terrestrial-based CDMA wireless consumer phone business, $60 million for in-process technology related to the SnapTrack acquisition, and $84 million for amortization of goodwill and other acquisition-related intangible assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Revenues from external customers and intersegment revenues are as follows (in thousands):

	QCT	QTL	QWS

For the three months ended:

July 1, 2001
Revenues from external customers	$333,207	$157,436	$104,469
Intersegment revenues	67	12,647	226

June 25, 2000
Revenues from external customers	$330,793	$159,443	$166,540
Intersegment revenues	7,339	14,802	644

For the nine months ended:

July 1, 2001
Revenues from external customers	$1,023,094	$581,264	$291,101
Intersegment revenues	3,975	41,757	1,048

June 25, 2000
Revenues from external customers	$874,562	$453,879	$566,324
Intersegment revenues	95,151	65,563	4,126

      Segment assets were presented in the Company’s 2000 Annual Report on Form 10-K. QWS segment assets decreased to $870 million at July 1, 2001 from $1,119 million at September 24, 2000, principally as a result of the write-down of certain QWS assets related to the Vesper Companies and the Globalstar business (Note 5), offset by financing activities under the agreements with Ericsson (Note 3).

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

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks associated with: macroeconomic trends worldwide; potential declines in the rate of growth in the CDMA subscriber base; the scale-up, acceptance and operations of CDMA systems, including cdmaOne, CDMA2000 1x/1xEV-DO, and WCDMA products; integrated circuit orders and inventory levels; the success of strategic opportunities or acquisitions, divestitures and investments the Company may pursue, including investments in new ventures and operators, and the proposed spin-off of its integrated circuits and system software business; changes in the fair values of marketable securities and derivative instruments held; the success of the Globalstar business; the success of the Vesper Companies’ businesses; developments in current or future litigation; potential component shortages, including shortage of supplier manufacturing capacity; the ability to develop and introduce cost effective new products in a timely manner; the ability to effectively manage growth; the intense competition in the wireless communications industry; the timing and collection of license fees and royalties; international business activities; and the collectibility of accounts and finance receivables, as well as the other risks detailed in the Company’s Form 10-K for fiscal year ended September 24, 2000. The Company’s consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries of the Company.

Overview

      QUALCOMM designs, develops, manufactures and markets digital wireless communications products and services based on its CDMA and other technologies. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international telecommunications equipment suppliers. QUALCOMM is a leading developer and supplier worldwide of CDMA-based wireless communication integrated circuits and system software for voice and data communications products and services. In addition, the Company designs, manufactures and distributes products and provides services for its OmniTRACS system.

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

      In July 2001, the Company announced that it no longer plans to spin-off its integrated circuits and system software business. Although the Company is withdrawing the plan to spin-off this business, the Company would reconsider if conflicts arise that adversely affect the Company’s ability to operate each business in the best interests of its shareholders.

      In July 2001, the Company announced that Richard Sulpizio has elected to resign as president and chief operating officer of QUALCOMM to pursue personal interests. Mr. Sulpizio will continue his leadership role as a member of QUALCOMM’s Board of Directors.

      In July 2001, the Company announced a new corporate structure. QUALCOMM’s Board of Directors established two business groups, QUALCOMM Wireless & Internet Group and QUALCOMM CDMA Technologies Group, and approved the appointment of Anthony S. Thornley as chief operating officer, Dr. Paul E. Jacobs as group president of QUALCOMM Wireless & Internet Group, and Donald E. Schrock as group president of QUALCOMM CDMA Technologies Group. Mr. Thornley will oversee all operational activities for the Company and will retain his responsibilities as chief financial officer. Dr. Paul Jacobs will oversee QUALCOMM Technology Licensing (QTL), QUALCOMM Internet Services (QIS), QUALCOMM Wireless Business Solutions (QWBS) and QUALCOMM Digital Media (QDM). Mr. Schrock will oversee QUALCOMM CDMA Technologies and SnapTrack (QCT).

      The Company makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, the Company enters into strategic relationships with CDMA carriers and developers of innovative technologies or products for the wireless industry. In November 2000, QUALCOMM announced the formation of QUALCOMM Ventures, an internal organization that selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of the Company’s strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, QUALCOMM will attempt to make regular periodic sales that will be recognized in net investment income. During the balance of fiscal 2001, the Company may reduce the planned sale of small portions of certain equity investments until market conditions improve. QUALCOMM regularly monitors and evaluates the realizable value of its investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income. During the three and nine months ended July 1, 2001, the Company recognized $111 million and $268 million, respectively, in charges related to other than temporary losses on marketable and private securities.

      The Company has contracts with Globalstar LP (Globalstar) to design, develop and manufacture subscriber products and ground communications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. Efforts, by Globalstar, to restructure Globalstar’s debt are on-going, and work on a final plan is expected to continue. During the first nine months of fiscal 2001, the Company recorded net charges of $51 million in cost of revenues, $475 million in asset impairment and related charges, $10 million in investment expense and $57 million in other non-operating charges related primarily to the impairment of certain assets. At July 1, 2001, the Company has approximately $53 million in net assets remaining, primarily consisting of finance receivables, accounts receivable, inventory and fixed assets, related to the Globalstar business. Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar before cash is received. The Company expects its Globalstar-related revenues to be negligible for the balance of fiscal 2001.

      In February and July 1999, the Company made commitments to invest $49 million in Vesper Holding S.A. and $59 million in Vesper Sao Paulo S.A. (the Vesper Companies), formerly known as Canbra Holdings, S.A. and Megatel Holdings, S.A., respectively. The Vesper Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region and in the Sao Paulo state of Brazil. QUALCOMM subsequently participated in certain additional financing rounds completed by the Vesper Companies, thereby increasing its initial equity commitments. At July 1, 2001, the cumulative investment by the Company in the Vesper Companies totaled approximately $119 million. In addition, QUALCOMM has extended long-term financing to the Vesper Companies related to its financing arrangements with Ericsson (Note 3). At July 1, 2001, $104 million in long-term financing to the Vesper Companies is outstanding, and the Company has a remaining commitment to fund $78 million through 2004. The remaining commitment is subject to certain conditions; actual financing, if any, may be in lesser amounts. In January 2000, the Company acquired an approximate 2.5% interest in VeloCom, Inc. (VeloCom), an investor in the Vesper Companies, for $15 million. In December 2000, the Company and VeloCom executed a Term Loan Agreement in which the Company agreed to provide $230 million of convertible debt financing, including $30 million for capitalized interest. The debt facility has a three-year term and bears interest at 18%. The Company funded approximately $172 million under this facility through July 1, 2001.

      In September 2000, Bell Canada International, Inc. (BCI), a significant shareholder in the Vesper Companies that was actively involved in their management, entered into an agreement to sell its interests in the Vesper Companies to VeloCom. In February 2001, BCI announced the termination of its agreement with VeloCom following the failure of VeloCom to arrange the necessary financing, and BCI discontinued participation in Vesper Companies investor capital calls. QUALCOMM and VeloCom have continued to participate in capital calls. In April 2001, a potential investor signed a term sheet reflecting a valuation of the Vesper Companies that supported the recoverability of QUALCOMM’s assets. In May 2001, the term sheet was revised downward by the potential buyer, and anticipated purchase offers from others did not materialize. As a result of the status of current negotiations, QUALCOMM has reassessed the recoverability of its assets related to the Vesper Companies and VeloCom, and during the three months ended July 1, 2001, the Company recorded $32 million in asset impairments and related charges, $89 million in investment expense and $120 million in other non-operating charges. At July 1, 2001, the Company has approximately $120 million in remaining net assets, primarily consisting of finance receivables, notes receivable and equity investments, related to the Vesper Companies and VeloCom. QUALCOMM holds direct and indirect interests in the Vesper Companies of approximately 16.2%.

      The Vesper Companies expect to incur increasing operating losses and negative cash flows from operations as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. Although management believes that the Vesper Companies will be able to restructure their businesses successfully and develop new sources of capital, there is no assurance that the Vesper Companies will ever operate profitably or that QUALCOMM will recover its remaining assets.

      In March 2001, the Company transferred a $125 million Auction Discount Voucher (ADV) to Leap Wireless International, Inc. (Leap Wireless) to support its spectrum acquisition activities in the FCC’s current auction of PCS spectrum. The transfer was funded under the Company’s $125 million senior credit facility with Leap Wireless, classified as a note receivable on the balance sheet. The facility is scheduled to be repaid in a lump sum payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility will bear interest at LIBOR plus 7.5%. Interest income is recorded as earned, but the Company deferred the recognition of income related to the exchange due to Leap Wireless’ right to return the ADV in satisfaction of the note within two years upon the occurrence of certain future events. In June 2001, a U.S. Appeals court ruled that the FCC violated U. S. bankruptcy laws when it repossessed wireless licenses from NextWave Telecom Inc. Leap Wireless intended to use the ADV to acquire these licenses. If the FCC does not grant those licenses to Leap Wireless or if Leap Wireless does not use the ADV to acquire alternate licenses in another auction, all or a portion of the ADV may be returned to QUALCOMM. The ADV is fully transferable and can be used in any FCC spectrum auction for one or more licenses through June 8, 2003.

      In December 2000, QUALCOMM announced a new CDMA license program designed to allow selected early stage companies to issue equity to QUALCOMM as a means of paying part of the license fees payable under QUALCOMM’s CDMA license agreements. The Company records license fee revenues based on the fair value of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This program will not affect the licensees’ obligation to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition varies depending on the terms of each agreement. During the three and nine months ended July 1, 2001, the Company recognized $3 and $11 million, respectively, in revenue for equity consideration received in connection with new or expanded licenses, representing 2% of total QTL segment revenues in both periods. In addition, the Company accepted $4 million in equity in satisfaction of cash license fee receivables during the three months ended July 1, 2001. As of July 1, 2001, six licensees have participated in this program.

      QUALCOMM’s corporate headquarters, research and development and some manufacturing facilities are located in the state of California, which has experienced temporary localized electricity outages, or rolling blackouts, intermittently over the past six months which may continue or worsen into blackouts of longer duration in the future. These blackouts could cause disruptions to a portion of QUALCOMM’s operations and to the operations of QUALCOMM’s suppliers, distributors and resellers, and customers, which could have a material adverse effect on the Company’s operating results.

      The Company was required to adopt Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the income statement. The Company recorded a $129 million gain, net of taxes, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. Additionally, the Company recorded $181 million in pre-tax unrealized losses on derivative instruments during the nine months ended July 1, 2001, primarily resulting from a decline in the market price of Leap Wireless stock which reduced the fair value of the Leap Wireless warrant. The new requirement to record unrealized gains and losses on these instruments in the income statement may cause substantial quarterly and annual fluctuations in operating results due to stock market volatility. See “Notes to Condensed Consolidated Financial Statements — Note 1 — Basis of Presentation” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

Third Quarter of Fiscal 2001 Compared to Third Quarter of Fiscal 2000

      Total revenues for the third quarter of fiscal 2001 were $640 million compared to $714 million for the third quarter of fiscal 2000. The decrease is primarily related to lower revenues related to the business with Globalstar, lower license fees, lower unit shipments of certain integrated circuits to wireless device manufactures, and lower OmniTRACS unit shipments, partially offset by higher royalties, higher Cell Station Modem (CSM) infrastructure integrated circuit revenues, and higher OmniTRACS messaging revenues.

      Cost of revenues for the third quarter of fiscal 2001 was $233 million compared to $275 million for the third quarter of fiscal 2000. Cost of revenues as a percentage of revenues was 36% for the third quarter of fiscal 2001 and 39% for the third quarter of fiscal 2000. The decrease in the cost of revenues percentage is primarily due to a higher percentage of revenues from royalties and OmniTRACS messaging services. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the third quarter of fiscal 2001, research and development expenses were $107 million or 17% of revenues, compared to $81 million or 11% of revenues for the third quarter of fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to new product development to support high-speed wireless Internet access and multi-mode, multi-band, multi-network, products including cdmaOne, CDMA2000 1x/1xEV-DO, GSM/GPRS, WCDMA and position location technologies. In addition, the percentage increase was due to comparing the expense to a lower revenue level.

      For the third quarter of fiscal 2001, selling, general and administrative expenses were $104 million or 16% of revenues, compared to $77 million or 11% of revenues for the third quarter of fiscal 2000. The dollar and percentage increase in selling, general and administrative expenses from the third quarter of fiscal 2000 was primarily due to increases in bad debt expense, headcount related to international business activities in China, Japan, South Korea, and Europe, and tradeshow expense related to the expansion of the integrated circuit customer base and product portfolio, offset by lower legal expenses. In addition, the percentage increase was due to comparing the expense to a lower revenue level.

      Amortization of goodwill and other acquisition-related intangible assets was $65 million for the third quarter of fiscal 2001 compared to $64 million in the third quarter of fiscal 2000. The on-going amortization is primarily related to the acquisition of SnapTrack in March 2000. See “Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions.”

      For the third quarter of fiscal 2001, asset impairment and related charges were $31 million, compared to no charges for the third quarter of fiscal 2000. Asset impairment and related charges during the third quarter of fiscal 2001 resulted primarily from reserves recorded against finance receivables from the Vesper Companies.

      For the third quarter of fiscal 2001 other operating credits were $6 million, compared to no other operating expenses in the third quarter of fiscal 2000. Other operating credits during the third quarter of fiscal 2001 were related to a clarification of a prior arbitration decision against the Company.

      For the third quarter of fiscal 2001, interest expense reflects a net credit of $0.02 million, compared to a $1 million charge for the third quarter of fiscal 2000. During the third quarter of fiscal 2001, the Company recorded a $0.2 million credit to interest expense related to a clarification of a prior arbitration decision against the Company.

      Net investment expense was $75 million for the third quarter of fiscal 2001 compared to net investment income of $64 million for the third quarter of fiscal 2000. Net investment expense for the third quarter of fiscal 2001 was primarily comprised of $111 million in unrealized other than temporary losses on other investments, $66 million in interest income, $11 million in net realized gains on marketable securities, a $33 million decrease in the unrealized gain on derivative instruments in accordance with FAS 133 and $10 million in equity in losses of investees. The decrease was primarily due to $89 million in unrealized other than temporary losses on the Company’s investments in the Vesper Companies and VeloCom, the $33 million decrease in the unrealized gain on derivative instruments, $22 million in unrealized other than temporary losses on other investments, a $3 million reduction in interest income due to a decrease in interest rates, and a $6 million increase in equity in losses of investees, offset by a $13 million increase in net realized gains on marketable and other securities. The decrease in the unrealized gain on derivative instruments included a $22 million loss related to derivative instruments which were previously carried at cost due to restrictions on the sale of the underlying securities.

      Other non-operating charges were $120 million in the third quarter of fiscal 2001 compared to no non-operating expenses in the third quarter of fiscal 2000. Other non-operating charges in the third quarter of fiscal 2001 resulted from a write-down of the note receivable from VeloCom to its estimated fair value.

      Income tax expense was $185 million for the third quarter of fiscal 2001 compared to an income tax expense of $127 million for the third quarter of fiscal 2000. The Company recognized an income tax expense in the third quarter of fiscal 2001 as a result of a change in the expected annual effective tax rate to negative 3% from the 45% rate estimated in the prior quarter. The estimated annual effective tax rate is negative as a result of foreign taxes paid for which it is more likely than not the Company will not receive a tax benefit. The annual effective the tax rate was 44% in fiscal 2000. The difference in the tax rate from the prior year is primarily due to the projected loss for fiscal 2001 resulting from certain asset impairment and related charges. The Company has provided a valuation allowance on its deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. The Company’s deferred tax assets increased by $42 million in the third quarter of fiscal 2001, and the resulting increase in the valuation allowance was reflected as an increase to the tax expense.

First Nine Months of Fiscal 2001 Compared to First Nine Months of Fiscal 2000

      Total revenues for the first nine months of fiscal 2001 were $2,037 million compared to $2,561 million for the first nine months of fiscal 2000. Total revenues for the first nine months of fiscal 2000 included

$435 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold from the first nine months of fiscal 2000, total revenues decreased by $89 million in the first nine months of fiscal 2001. The decrease is primarily related to lower revenues related to the business with Globalstar, lower OmniTRACS unit shipments, and decreases in average selling prices of integrated circuits, offset by higher royalties and license fees, higher unit shipments of Mobile Station Modem (MSM) integrated circuits to wireless device manufacturers, higher CSM infrastructure integrated circuit revenues, and higher OmniTRACS messaging revenue. Revenue from Samsung Electronics Company (Samsung) and Kyocera Wireless Corp., customers of both QCT and QTL, comprised an aggregate of 14% and 12% of total consolidated revenues, respectively, in the first nine months of 2001, compared to an aggregate of 11% from Samsung in the first nine months of fiscal 2000.

      Cost of revenues for the first nine months of fiscal 2001 was $782 million compared to $1,274 million for the first nine months of fiscal 2000. Total cost of revenues for the first nine months of fiscal 2000 included $433 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold from the first nine months of fiscal 2000, total cost of revenues decreased by $59 million in the first nine months of fiscal 2001, and cost of revenues as a percentage of revenues was 38% for the first nine months of fiscal 2001 and 40% for the first nine months of fiscal 2000. The decrease in the cost of revenue percentage is primarily due to a higher percentage of revenues from royalties and license fees, sales of integrated circuits to wireless device manufacturers and OmniTRACS messaging services. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the first nine months of fiscal 2001, research and development expenses were $300 million or 15% of revenues, compared to $254 million or 10% of revenues for the first nine months of fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multi-mode, multi-band, multi-network, products including cdmaOne, CDMA2000 1x/1xEV-DO, GSM/GPRS, WCDMA and position location technologies, offset by a decrease in terrestrial-based CDMA wireless consumer phone products research and development as a result of exiting this business in February 2000. In addition, the percentage increase was due to comparing the expense to a lower revenue level.

      For the first nine months of fiscal 2001, selling, general and administrative expenses were $271 million or 13% of revenues, compared to $276 million or 11% of revenues for the first nine months of fiscal 2000. The dollar decrease in selling, general and administrative expenses from the first nine months of fiscal 2000 was due primarily to a decrease in marketing costs for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000 and lower legal expenses. The percentage increase is primarily due to increases in headcount related to international business activities in China, Japan, South Korea, and Europe, bad debt expense, and trade show expenses related to the expansion of the integrated circuit customer base and product portfolio, offset by lower legal expenses. In addition, the percentage increase was due to comparing the expense to a lower revenue level.

      Amortization of goodwill and other acquisition-related intangible assets was $191 million for the first nine months of fiscal 2001, compared to $84 million in the first nine months of fiscal 2000. For the first nine months of fiscal 2001, no purchased in-process technology was recorded, compared to $60 million in first nine months of fiscal 2000. The increase in amortization in the first nine months of fiscal 2001 and the purchased in-process technology charge in the first nine months of fiscal 2000 resulted from the acquisition of SnapTrack in March 2000. See “Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions.”

      For the first nine months of fiscal 2001, asset impairment and related charges were $504 million, compared to $46 million for the first nine months of fiscal 2000. Asset impairment and related charges during the first nine months of fiscal 2001 were comprised primarily of $475 million in charges resulting from management’s determination that certain assets related to the Globalstar business were impaired and $32 million in charges related to reserves recorded against finance receivables from the Vesper Companies.

Asset impairment and related charges during the first nine months of fiscal 2000 were primarily related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For the first nine months of fiscal 2001, other operating expenses were $63 million, compared to $18 million in the first nine months of fiscal 2000. Other operating expenses for the first nine months of fiscal 2001 were related to an arbitration decision against the Company. Other operating expenses during the first nine months of fiscal 2000 were comprised primarily of employee termination and other costs related to the sale of the terrestrial-based CDMA wireless consumer phone business.

      Interest expense was $10 million for the first nine months of fiscal 2001, compared to $4 million for the first nine months fiscal 2000. The increase was primarily related to interest charges resulting from an arbitration decision against the Company, offset by lower interest expense resulting from decreased bank borrowings.

      Net investment expense was $208 million for the first nine months of fiscal 2001 compared to net investment income of $434 million for the first nine months of fiscal 2000. Net investment expense for the first nine months of fiscal 2001 was primarily comprised of $205 million in interest income and $62 million in net realized gains on marketable securities, offset by $147 million in unrealized other than temporary losses on marketable securities, $181 million in unrealized losses on derivative instruments in accordance with FAS 133, $121 million in unrealized other than temporary losses on other investments, and $25 million in equity in losses of investees. The decrease was primarily due to a $206 million reduction in net realized gains on marketable and other securities, the $181 million in unrealized losses on derivative instruments, $147 million in unrealized losses related to other than temporary losses on marketable securities, $121 million in unrealized other than temporary losses on other investments and a $16 million increase in equity in losses of investees, offset by a $28 million increase in interest income, related to interest earned on higher cash balances and interest rates.

      There were no distributions on Trust Convertible Preferred Securities in the first nine months of fiscal 2001 due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during the third quarter of fiscal 2000. The Company recorded $13 million in distributions for the first nine months of fiscal 2000.

      Other non-operating charges were approximately $176 million in the first nine months of fiscal 2001 compared to $3 million in the first nine months of fiscal 2000. Other non-operating charges in the first nine months of fiscal 2001 were comprised of a $120 million write-down of the note receivable from VeloCom and $57 million in write-downs of recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      The income tax expense was $14 million for the first nine months of fiscal 2001 compared to an income tax expense of $431 million for the first nine months of fiscal 2000. The annual effective tax rate is expected to be negative 3% for fiscal 2001, compared to a 44% rate for fiscal 2000. The estimated annual effective tax rate is negative as a result of foreign taxes paid for which it is more likely than not the Company will not receive a tax benefit. The difference in the tax rate from the prior year is primarily due to the projected loss for fiscal 2001 resulting from certain asset impairment and related charges. The Company has provided a valuation allowance on its deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. The Company’s deferred tax assets increased by $445 million in the first nine months of fiscal 2001, and the resulting increase in the valuation allowance was reflected in part as an increase to the tax expense and in part as a reduction of stockholders’ equity. The total expense related to the increase in the valuation allowance was $42 million.

      The Company recorded a $129 million gain, net of taxes, in the first nine months of fiscal 2001 as the cumulative effect of a change in accounting principle at September 25, 2000. The cumulative effect of the accounting change related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998. See “Notes to Condensed Consolidated Financial Statements — Note 1 — Basis of Presentation.”

QUALCOMM Segment Results for the Third Quarter of Fiscal 2001 Compared to

Third Quarter of Fiscal 2000

      The following should be read in conjunction with the third quarter financial results of fiscal 2001 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”

CDMA Technologies Segment (QCT)

      QCT segment revenues for the third quarter of fiscal 2001 were $333 million compared to $338 million for the third quarter of fiscal 2000. Earnings before taxes for the third quarter of fiscal 2001 were $71 million compared to $110 million for the third quarter of fiscal 2000. Revenues decreased due to lower unit shipments of certain integrated circuits to wireless device manufacturers, partially offset by higher CSM infrastructure integrated circuit revenues. The decrease in earnings before taxes was primarily due to increased research and development, as well as increased general administrative, selling and marketing expenses. The increased research and development is primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multi-mode, multi-network, products including cdmaOne, CDMA2000 1x/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies, as well as increased advertising expenses for these products. Approximately 14 million MSM integrated circuits were sold during the third quarter of fiscal 2001, compared to approximately 15 million for the third quarter of fiscal 2000. Approximately five million CSM infrastructure integrated circuits equivalent voice channels were sold during the first nine months of fiscal 2001, compared to approximately two million for the first nine months of fiscal 2000.

Technology Licensing Segment (QTL)

      QTL segment revenues for the third quarter of fiscal 2001 were $170 million compared to $174 million for the third quarter of fiscal 2000. Earnings before taxes for the third quarter of fiscal 2001 were $143 million compared to $152 million for the third quarter of fiscal 2000. The decrease in revenues and earnings before taxes was primarily due to a decrease in license fees, offset by higher royalties resulting from an increase in worldwide demand for products based on CDMA technologies. In addition, earnings before taxes decreased as a result of an increase in bad debt expense.

Wireless Systems Segment (QWS)

      QWS segment revenues for the third quarter of fiscal 2001 were $105 million compared to $167 million for the third quarter of fiscal 2000. Earnings before taxes for the third quarter of fiscal 2001 of $30 million compared to earnings before taxes of $65 million for the third quarter of fiscal 2000. Revenues and earnings decreased primarily due to significantly lower shipments of Globalstar portable and fixed phones to service providers, the decision to not recognize revenue on business with Globalstar before cash is received, and a decrease in OmniTRACS unit demand, offset by an increase in OmniTRACS messaging services revenue. The Company shipped approximately 11,000 OmniTRACS and other related communication systems during the third quarter of fiscal 2001, compared to approximately 14,000 in the third quarter of fiscal 2000. The decrease in unit shipments is due to U.S. economic conditions affecting the domestic long-haul trucking industry. The Company shipped less than 100 Globalstar portable and fixed phones in the third quarter of fiscal 2001 compared to 31,000 in the third quarter of fiscal 2000. The decrease in unit shipments is primarily due to the pending restructuring of Globalstar and other uncertainties related to the Globalstar business. Given the current reduced level of business related to Globalstar, the Company is transferring a number of its QWS staff into other parts of the Company to meet staffing needs and to take advantage of other growth opportunities.

Liquidity and Capital Resources

      The Company anticipates that its cash and cash equivalents and marketable securities balances of $2,333 million at July 1, 2001, including interest to be earned thereon, will be used to fund its working and other capital requirements, including investments in other companies and other assets to support the growth of its business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications operators, and other commitments. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including potential debt and equity issuance. On July 24, 2001, the Company announced that it no longer plans to spin-off its integrated circuits and system software business. Although the Company is withdrawing the plan to spin-off this business, the Company would reconsider if conflicts arise that adversely affect the Company’s ability to operate each business in the best interests of our shareholders.

      In the first nine months of fiscal 2001, $379 million in cash was provided by operating activities, compared to $549 million in cash provided by operating activities in the first nine months of fiscal 2000. Cash provided by operating activities in the first nine months of fiscal 2001 and fiscal 2000 includes $826 million and $961 million, respectively, of net cash flow provided by operations offset by $447 million and $412 million, respectively, of net working capital requirements. Net working capital requirements for the first nine months of fiscal 2001 primarily reflect an increase in finance receivables and inventories and a reduction in payroll, benefits and other current liabilities, offset by a decrease in accounts receivable.

      In the first nine months of fiscal 2001, $237 million in cash was used by the Company in investing activities, primarily including $211 million for other investments and acquisitions, $206 million for the issuance of notes receivable, $84 million for the purchase of wireless licenses and $83 million in capital expenditures, offset by $327 million in combined net purchases of marketable securities and net maturities of held-to-maturity securities and $14 million on collection of notes receivables. The Company intends to continue its strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and CDMA-based wireless Internet products and solutions. As part of these investment activities, QUALCOMM may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers.

      In the first nine months of fiscal 2001, the Company’s financing activities provided $111 million, comprised primarily of the issuance of common stock under the Company’s stock option and employee stock purchase plans. In the first nine months of fiscal 2000, the Company’s financing activities used $6 million, including $112 million in net repayments under bank lines of credit, offset by $109 million from the issuance of common stock under the Company’s stock option and employee stock purchase plans.

      Negotiations are underway whereby QUALCOMM would invest up to $24 million to fund Summit Wireless PCS, Inc. (Summit Wireless), a CDMA wireless operator. In March 2001, QUALCOMM purchased and assumed a bridge loan and accrued interest from a financial institution in the amount of approximately $7 million. The bridge loan bears interest at the prime rate plus 11.5%. During the third quarter, the Company agreed to extend the maturity date of the bridge loan. Principal and accrued interest are payable in a lump sum payment on the earlier of July 31, 2001 or the date on which Summit Wireless closes its next round of equity capital.

      Information regarding the Company’s financial commitments at July 1, 2001 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 3 — Composition of Certain Balance Sheet Captions, Note 5 — Investments in Other Entities, and Note 7 — Commitments and Contingencies.”

Future Accounting Requirements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company continues to monitor interpretive guidance from the SEC and developments in Emerging Issues

Task Force discussions of Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.

      In July, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on September 30, 2002, the beginning of fiscal 2003. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in the Company’s 2000 Annual Report on Form 10-K. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject the Company to equity price risk. The recorded value of available-for-sale equity securities decreased to $254 million at July 1, 2001 from $426 million at September 24, 2000, including an increase of $93 million related to securities which were previously carried at cost due to restrictions on their sale. As of July 1, 2001, two equity positions constituted approximately 74% of the fair value of the available-for-sale equity securities portfolio. The recorded value of derivative instruments subject to FAS 133 at July 1, 2001 is $121 million. The Company generally invests in companies in the high-technology industry, and typically does not attempt to reduce or eliminate its market exposure on these securities. During the first nine months of fiscal 2001, many high-technology stocks experienced a significant decrease in value, negatively affecting the fair value of the Company’s available-for-sale equity securities and derivative instruments. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At July 1, 2001, there have been no other material changes to the market risks described at September 24, 2000. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies.” The Company is also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

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

Anthony S. Thornley
Chief Operating Officer &
Chief Financial Officer

Dated: July 27, 2001