Form 10-K
period 2001-09-30
QUALCOMM INC/DE
filed 2001-11-09
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission file number 0-19528

QUALCOMM Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3685934 (I.R.S. Employer Identification No.)

5775 Morehouse Drive San Diego, California (Address of principal executive offices)	92121-1714 (Zip Code)

(858) 587-1121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 2, 2001 was $38,831,227,160.*

      The number of shares outstanding of the registrant’s Common Stock was 764,419,066 as of November 2, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2002 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2001.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 2, 2001. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

TRADEMARKS AND TRADE NAMES
PART I
ITEM 1. BUSINESS
Overview
Wireless Telecommunications Industry Overview
The Evolution of Wireless Standards
Operating Segments
Research and Development
Sales and Marketing
Competition
Patents, Trademarks and Trade Secrets
Employees
Executive Officers
RISK FACTORS
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 23.1

QUALCOMM INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

TRADEMARKS AND TRADE NAMES

      QUALCOMM®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniOne™, TruckMAIL™, OmniExpress™, LINQ™, Eudora®, QCP®, QCT®, MSM3000TM, MSM3300™, MSM5000™, MSM 5010™, MSM5100™, MSM5105™, MSM5200™, MSM5500™, MSM6000™, MSM6050™, MSM6100™, MSM6200™, MSM6300™, MSM6500™, MSM6600™, CSM5000™, CSM5200™, CSM5500™, RFR3300™, RFT3100™, PM1000™, SURF3300™, gpsOneTM, SnapTrack® and BREW™ are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, eQCOM, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless and Internet Group, QUALCOMM Digital Media, QDM, QUALCOMM Internet Services, QIS, QUALCOMM Consumer Products, QCP and SnapTrack are trade names of QUALCOMM Incorporated.

      QUALCOMM Personal Electronics and QPE are trademarks, service marks and trade names of QUALCOMM Personal Electronics. Wingcast is a trademark, service mark and/or trade name of Wingcast LLC.

      cdmaOne™ is a trademark of the CDMA Development Group. CDMA2000 is a service mark and certification mark of the Telecommunications Industry Association. Globalstar™ is a trademark and service mark of Globalstar, L.P.

      All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

      In this document, the words “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and not any other person or entity.

PART I

ITEM 1.  BUSINESS

      This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

      Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Our consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries.

      We were incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware.

Overview

      Since first proposing CDMA technology to the wireless industry in 1989, we have been the pioneer of CDMA technology for commercial wireless applications. Our intellectual property portfolio is widely recognized as essential for the development, manufacture and sale of products implementing the cdmaOne, CDMA2000 1X/1xEV-DO, WCDMA, and TD-SCDMA wireless air interface standards. We have significant engineering resources, including engineers with substantial expertise in CDMA technology. Utilizing these resources, we expect to develop new CDMA-based technology, participate in the formation of new wireless telecommunications standards and assist in deployments of working networks around the world. We license and receive license fees and royalty payments on our CDMA technology from major domestic and international telecommunications equipment suppliers.

      We are a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and Global Positioning System (GPS) products. We offer complete system solutions including software and integrated circuits for wireless handsets and infrastructure equipment. This complete system solution approach provides customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. We provide integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers. We have broad and unique expertise in designing and developing CDMA-based integrated circuits, the associated software, reference designs and tools, and we have the expertise to provide the technical support necessary to create a complete CDMA system solution. We plan to further integrate additional components and functionality into a single integrated circuit to help our customers reduce product costs and size and to simplify customers’ design processes. In addition, we will continue to provide high quality support to enable our customers to reduce their design cycles and meet their time to market objectives.

      We provide satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. We design, manufacture and distribute products and provide services for our OmniTRACS and TruckMAIL (satellite-based mobile communications system), OmniEx-

press (terrestrial CDMA-based system) and LINQ (terrestrial GSM-based system) worldwide. Transportation companies and private fleets use our products to communicate with drivers, monitor vehicle location and provide customer service. We also integrate the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

      We provide an open applications platform for wireless devices to provide solutions for the wireless industry as it moves toward wireless Internet convergence. The platform, our Binary Runtime Environment for Wireless (BREW), is a thin applications environment that provides applications developers with an open standard platform for wireless devices on which to develop their products. The BREW platform currently leverages the capabilities available in QUALCOMM CDMA Technologies’ (QCT) integrated circuits, system software and Wireless Internet Launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. The BREW platform also enables over-the-air downloads of applications by end users directly to their BREW-enabled handsets. In November 2001, Korea Telecom FreeTel Co., Ltd. (KTFreeTel), a leading CDMA carrier in Korea, began commercial service of BREW-enabled applications and services to subscribers, providing end users the ability to download wireless applications over the air and customize their phones with software that meets their individual needs. KTFreeTel’s wireless multimedia service runs on a CDMA2000 1X high-speed data network and is available to end users on color display handsets.

      In September 2001, The Carmel Group forecast that 840 million people will subscribe to mobile telecommunications service by the end of this calendar year and that the figure will grow to 1.66 billion globally by the end of 2006, exceeding fixed wireline phones subscribers. Wireless networks based on the current implementation of our CDMA technology, referred to as cdmaOne, have been commercially deployed or are under development or trials in 50 countries around the world, with 44 countries already in commercial operations. According to the European Mobile Communications Cellular Database, CDMA carriers had over 104 million commercial subscribers worldwide in September 2001. In October 2001, the CDMA Development Group reported that, as of June 2001, the Asia Pacific region continues to be the largest CDMA market with nearly 40 million users, representing annual growth of 19 percent. Latin America demonstrated significant gains in the last year, increasing 99 percent to a total of approximately 17 million subscribers. This makes CDMA the fastest growing wireless technology in the Latin America region. In North America, CDMA carriers added more than 15 million new subscribers, bringing the total CDMA subscribers to approximately 38 million, which is significantly more than other technologies deployed in the North America region.

      Our third generation (3G) CDMA2000 1X technology was commercially deployed in October 2000 in South Korea where there are approximately two million CDMA2000 1X subscribers as of November 2001. Commercial deployment is scheduled by the end of calendar year 2001 in the United States, which will make CDMA2000 1X the first 3G technology to be commercially deployed in the United States. In September 2001, the CDMA Development Group reported that more than 24 models of CDMA2000 enabled handsets are on the market today.

      We continue to invest heavily in research and development initiatives focused on extending our leadership position in the market for wireless telecommunications products using CDMA technology. We are developing and commercializing CDMA technology and products to support high-speed wireless Internet access and multimode, multi-band, multi-network products, including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies.

      We intend to remain a technology leader in the high-speed wireless data and Internet access market. We are devoting significant research and development resources toward innovations in this area, including efforts relating to the International Telecommunications Union 3G standards. We believe that high-speed data transmission offers significant growth opportunities in the wireless telecommunications industry, which will enable our customers to integrate new features such as Internet access and advanced multimedia capabilities into new products. We believe 1xEV-DO technology will provide a high speed, cost-effective, fixed and mobile alternative for Internet access, competing with digital subscriber line, cable and satellite networks. 1xEV-DO technology is designed to enable existing wireless carriers and future CDMA2000 service providers to obtain higher capacities and superior performance by optimizing voice and data spectrum separately, while serving both applications from the same base station.

      We intend to continue to actively support the rapid deployment of CDMA-based systems and technologies and the growing demand for high speed, high capacity, wireless data and Internet access enabled by CDMA technology to grow our royalty revenues and integrated circuit and software sales. We plan to continue to broadly grant royalty-bearing licenses to our technology and patents for CDMA and other wireless applications. In December 2000, we announced a new CDMA license program designed to allow selected early stage companies to issue equity to us as a means of paying part of the license fees payable under our CDMA license agreements. We record license fee revenues based on the fair value of the equity instruments received, if determinable. This program does not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition varies depending on the terms of each agreement.

      We make strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA carriers, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Examples include our investments in Leap Wireless International, Inc. (Leap Wireless), KTFreeTel and Inquam Limited (Inquam). In addition, QUALCOMM Ventures, an internal organization, selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, or other entities that have the requisite expertise, resources and networking capabilities to identify and create (or assist others in creating) products, software or technologies focused on the CDMA wireless telecommunications market. For example, we have an interest in QUALCOMM/ Hansol iV CDMA Fund, a partnership formed to invest in early stage companies engaged in the development of CDMA products to support the adoption of CDMA and the wireless Internet. We also provide financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. We have provided equipment financing to Ericsson on a shared basis with respect to their sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales that are recognized in net investment income.

      We have entered and expect to continue to enter into alliances and joint ventures with strategic partners that are designed to increase wireless usage and dependence on wireless devices. Examples include, Technicolor Digital Cinema LCC (Digital Cinema), a joint venture that will market the QUALCOMM Digital Cinema System, and Wingcast LCC (Wingcast), a joint venture with Ford Motor Company formed to develop and deliver wireless mobility services into cars and trucks. We also have strategic alliances that relate to our QCT business segment. These partnerships and alliances are designed to ensure product leadership and competitive advantages in the marketplace. In October 2001, Wireless Knowledge Inc. (Wireless Knowledge), a joint venture we established with Microsoft Corp. (Microsoft) in 1998, acquired all shares held by Microsoft in exchange for an agreement that Microsoft’s royalty obligations under a Development, License, and Alliance Agreement dated July 19, 2000 by and between Wireless Knowledge and Microsoft would be considered fully paid, and certain other consideration. As a result, Wireless Knowledge will become our subsidiary. The new structure will enable Wireless Knowledge to accelerate the adoption of next generation mobility solutions running on CDMA2000 and WCDMA wireless data networks.

Wireless Telecommunications Industry Overview

      Wireless telecommunications equipment and services have enjoyed tremendous growth worldwide in both numbers of subscribers and subscriber usage. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for this increasing demand, including:

•	an increasingly mobile workforce with increased need for wireless voice communications;

•	lower cost of service, including flat-rate and bundled long-distance call pricing plans;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks;

•	regulatory environments worldwide favoring increased competition in wireless telecommunications; and

•	increased security, privacy, call clarity and security of digital networks based on digital second-generation wireless technology standards.

      In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing wireless data services, including wireless access to the Internet and position location services. In May 2001, the IDC estimated that nearly 1 billion people, about 15% of the world’s population, will be using the Internet by 2005, which we expect will result in significant demand for access to the Internet through wireless networks. We believe wireless technology standards enabling faster data transmission rates and the introduction of Internet-enabled handsets will facilitate mobile Internet access and accelerate the proliferation of Internet use on a global basis. Critical to the adoption of wireless Internet devices and services is high-speed data connectivity, which is driving the evolution of wireless standards. We expect that the spread of high-speed, cost-effective Internet access will encourage the development of other remote supervision, position location and telemetry applications.

The Evolution of Wireless Standards

      The significant growth in wireless penetration worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved.

      First Generation. The first generation wireless telecommunications standard, widely deployed in the late 1980s, was based on analog technology. While this generation helped fuel the adoption of wireless telecommunications usage, the technology is characterized by inherent capacity limitations, minimal data transfer capabilities, low security, inconsistent service levels and significant power consumption.

      Second Generation. As the deployment of cellular phone systems grew, the limitations of analog technology drove the development of second generation, digital-based technology standards. Second generation digital technology provides for significantly enhanced efficiency within a broadcast spectrum as well as greatly increased capacity compared to analog systems. Second generation technologies also enabled numerous enhanced services, including paging, e-mail and facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. The three main second-generation digital technologies are CDMA, called cdmaOne or IS-95A/B, a technology we developed and patented, Time Division Multiple Access (TDMA) and Global System for Mobile Communications (GSM), a form of TDMA.

      Our CDMA technology offers 10 to 20 times the capacity of analog systems and more than three times the capacity of TDMA-based systems through more efficient utilization of wireless carriers’ licensed spectrum. Some of the advantages of CDMA technology over both analog and TDMA-based technologies include enhanced voice quality, enhanced call security, increased network capacity, fewer dropped calls, compatibility with Internet protocols, lower power and extended talk time, lower infrastructure costs and easier transition.

      Many GSM operators are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology while waiting for 3G WCDMA to become available. GPRS is the only widely anticipated packet data technology that is not CDMA-based. We do not believe that GPRS will be competitive with CDMA-based packet data services, either on a cost or performance basis, although it will be widely deployed in GSM networks.

      Third Generation. As demand for wireless networks that carry both data and voice traffic at faster speeds has increased significantly, several 3G wireless standards have been proposed to the International Telecommunications Union by a variety of companies and alliances. These proposals include both CDMA and TDMA-based technologies. The International Telecommunications Union, based in Geneva, Switzerland, is an international union that determines which technology or technologies will be established as 3G standards.

A technology standard selected for 3G must efficiently support significantly increased data speeds and capacity over limited spectrum bandwidth, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location and mobile multimedia Web browsing, including music and video downloads.

      CDMA-Based 3G Technology. A 3G standard encompassing three CDMA wireless operating modes has been adopted by the International Telecommunications Union. These three modes are:

      (1)  two versions of CDMA2000, or Multi-Carrier;

      (2)  WCDMA, or Direct Spread; and

      (3)  Time Division Duplex.

      The two versions of CDMA2000 are CDMA2000 1X (up to 307 kbps peak rates) and 1xEV-DO (1.25 MHz channel bandwidth), a standard for high-speed wireless data (up to 2.4 Mbps peak rates) that supports higher data rates than WCDMA (5 MHz channel bandwidth). CDMA2000 1X/1xEV-DO utilizes the same standard channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless telecommunications carriers’ existing network equipment. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Additionally, CDMA2000 1X initially provides peak data rates of 144 kbps, with growth to 307 kbps planned, longer battery life and position location functionality in compliance with FCC mandates for emergency 911 calls. Commercial deployment of CDMA2000 1X began in October 2000 in South Korea with approximately two million CDMA2000 1X subscribers as of November 2001. Commercial deployment is scheduled by the end of the calendar year 2001 in the United States, which will make CDMA2000 1X the first 3G technology to be commercially deployed in the United States. Our 3G licensees include Nokia, Ericsson, Motorola, Lucent, Samsung, LG Electronics, Hynix (formerly, Hyundai Electronics), Hitachi, NEC, Nortel, Toshiba, Sanyo, Sharp, Sony, Fujitsu, Denso, Agilent, and Kyocera, among others. Operators choosing CDMA2000 1X and 1xEV-DO are expected to have a significant time-to-market advantage over operators choosing WCDMA. In all cases, the royalty rate paid to us is not dependent upon which standard is implemented in the product. The royalty rate to be paid by a licensee for 3G CDMA products is no less than the rate that licensee will pay for second-generation cdmaOne products.

Operating Segments

      Our corporate structure is organized into two business groups, QUALCOMM CDMA Technologies Group and QUALCOMM Wireless and Internet Group. The QUALCOMM CDMA Technologies Group is a reportable segment. The QUALCOMM Wireless and Internet Group includes two reportable segments, QUALCOMM Technology Licensing and QUALCOMM Wireless Systems, and other nonreportable segments.

QUALCOMM CDMA Technologies Group

CDMA Technologies Segment (QCT)

      QCT is the leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning systems products. QCT offers complete system solutions including software and integrated circuits for wireless handsets and infrastructure equipment. This complete system solution approach provides customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. QCT provides integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers. Through fiscal year 2001, QCT has shipped Mobile Station Modem (MSM) integrated circuit solutions for more than 175 million CDMA handsets worldwide and has shipped over 500 million integrated circuits in total.

      QCT supports both wireless handset and infrastructure manufacturers. For wireless handset manufacturers, QCT’s products include baseband and system software, radio frequency, intermediate frequency, and power management devices. These robust, highly integrated solutions enable manufacturers to design very small, feature-rich handsets with longer standby times that support existing cdmaOne and 3G services. For wireless infrastructure manufacturers, QCT offers CDMA integrated circuits and system software that provide wireless standards-compliant processing of voice and data signals to and from wireless handsets. In addition to the key components in a wireless system, QCT provides our customers with system reference designs and development tools to assist in customizing features and user interfaces, in integrating our solutions with components developed by others, and testing interoperability with existing and planned networks. Together, the handset and infrastructure products and services form complete system solutions for the wireless communications industry. QCT is also closely aligned with manufacturers and carriers in product plans, design specifications and development timelines.

      Our gpsOne solution meets the FCC’s mandate requiring wireless carriers to provide the location of emergency 911 calls. This fiscal year we performed the first demonstration of over-the-air technology that will enable enhanced 911 deployments for wireless handsets and the delivery of a wide range of wireless location-based consumer information services, including navigation information, area-specific weather forecasts, traffic reports and commercial tracking services, as well as a broad range of e-commerce and entertainment applications: including localized travel, event ticket bookings, zone-based advertising, community information, localized on-line chat and bulletin boards. We also introduced the commercial availability of SnapCore, a multimode global positioning system wireless location product. Recently, we were awarded a patent for locating or tracking wireless devices via the Internet and client-server-based computer networks. In addition, we released SnapSmart v3.0, a location server software product, and SnapWARN (Wide Area Reference Network), a GPS system data feed product, to support gpsOne deployments in North America.

      The MSM3300 integrated circuit and system software provides advanced technologies, including gpsOne position-location technology and Bluetooth connectivity technology as well as multimedia features. We recently began shipping samples of the Radio Frequency Receiver 3300 (RFR3300), the first front-end receiver to integrate GPS capability with CDMA position location-enabled phones.

      We have developed 1xEV-DO technology designed to provide reliable, cost-effective and always-on wireless Internet access to consumers. It is fully compatible with existing cdmaOne and 3G CDMA2000 1X technologies, and has been standardized as part of the CDMA2000 mode of the 3G standard. The versatility of 1xEV-DO allows the technology to be embedded in handsets, laptop and handheld computers, and other fixed, portable and mobile devices; 1xEV-DO enables manufacturers to deliver products with access to services that were previously only available through wired connections to the Internet or enterprise networks. The 1xEV-DO technology allows carriers to leverage their current infrastructure investment and maintain backward compatibility with existing subscriber equipment. We are designing and developing an end-to-end solution, both infrastructure and handset integrated circuits, in support of the industry-wide movement to standardize, develop and deploy 1xEV-DO technology in cdmaOne networks.

      The MSM5000, MSM5100, and MSM5105 integrated circuits and system software are the world’s first integrated circuits and software implementations of the 3G CDMA2000 standards. The MSM5000 digital baseband solution is designed to support CDMA2000 1X for operation in a single 1.25 MHz channel. The CDMA2000 1X standard is fully compatible with current cdmaOne networks, allowing carriers to deploy 3G networks while maintaining existing coverage for all subscribers, eliminating the expense of moving to a new network. The MSM5000 features peak data rates of 153.6 kbps, provides up to a 50 percent increase in handset standby time, and is feature- and pin-compatible with the MSM3000, allowing manufacturers currently producing handsets using the MSM3000 to rapidly implement 3G CDMA2000 1X technology in their handsets. QCT’s Cell Site Modem (CSM)5000 base station solution is the industry’s first to support the CDMA2000 1X standard, based on IS-2000 for CDMA base stations as specified by the International Telecommunications Union. The CSM5000 solution provides carriers with up to twice the overall voice user capacity of IS-95A and IS-95B systems. The MSM5100 is the world’s first 3G CDMA2000 1X solution with advanced position location capabilities. The MSM5105 3G CDMA2000 1X solution offers improved voice capacity and the introduction of new 3G services for mainstream subscribers. We conducted the industry’s first mobile Internet protocol call using the MSM5105 integrated circuit with Nortel Networks. The CSM5200 and MSM5200 integrated circuits provide the first end-to-end infrastructure and handset solution for WCDMA. The MSM5200 solution incorporates wireless Internet and multimedia applications, including the integrated features of the Wireless Internet Launchpad suite. The CSM5500 and MSM5500 integrated circuits offer the world’s first 1xEV-DO handset and infrastructure modem solutions for high-speed data. This complete solution supports data rates of up to 2.4 Mbps for the 1xEV standard, as well as CDMA2000 1X, and offers backward compatibility with IS-95 A/ B CDMA systems. QCT’s MSM6xxx family of products, incorporating radioOne technology, will enable true global wireless roaming across CDMA2000 1X, 1xEV-DO, WCDMA and GSM/ GPRS networks.

QUALCOMM Wireless & Internet Group

Technology Licensing Segment (QTL)

      QUALCOMM’s Technology Licensing segment generates revenue from license fees for our CDMA technologies and patents (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. License fees are generally nonrefundable and may be paid in one or more installments. From time to time we may accept equity interest in a licensee as payment of a portion of the license fee. Ongoing royalties are nonrefundable, generally based upon a percentage of the selling price of licensed products, and are recognized as income when earned based upon the date of such sale. Revenues generated from royalties are subject to quarterly and annual fluctuations. Fluctuations are the result of variations in product pricing and quantities of sales by our licensees and the impact of currency fluctuations associated with royalties generated from international sales.

Wireless Systems Segment (QWS)

      QUALCOMM’s Wireless Systems segment is comprised of two divisions, Wireless Business Solutions and Wireless Systems.

      Wireless Business Solutions. We provide satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. The satellite-based OmniTRACS system was first introduced in the United States in 1988 and is currently operating in 32 countries. In 2000, we introduced and launched commercial sales of our OmniExpress system, a terrestrial CDMA-based system. Through September 2001, we have sold over 400,000 OmniTRACS, TruckMAIL, OmniExpress and LINQ systems worldwide. Message transmission and position tracking for the OmniTRACS and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress and LINQ systems use wireless digital telecommunications networks for messaging transmission, and the GPS constellation for position tracking. These mobile communications systems help transportation companies and private fleets improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals, and vehicle and driving performance information.

      In the United States, we manufacture and sell OmniTRACS, TruckMAIL and OmniExpress mobile communications systems and related software packages and provide ongoing messaging and maintenance services. Customers in the United States include nearly 1,400 companies, primarily in the trucking industry. We have sold OmniTRACS system products for use by private trucking fleets, service vans, ships, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. We estimate the Network Management Center currently processes over seven million messages and position reports per day.

      We announced a new wireless solution for the transportation industry using digital mobile devices that will provide transportation companies a portable communications tool for fleet management called OmniOne. The OmniOne application is designed to run on our BREW platform, a standard execution environment for wireless devices.

      Outside of the United States, we work with telecommunications companies and carriers to establish the OmniTRACS system solution concept and products in foreign markets. The OmniTRACS system is currently operating throughout Europe and in the Middle East, Argentina, Brazil, Canada, China, Japan, Mexico, and South Korea. Internationally, we generate revenues from the OmniTRACS system through license fees, sales of network products and terminals, messaging and service fees. Service providers that operate network management centers for a region under our granted licenses provide OmniTRACS messaging services. We also run QUALCOMM Wireless Business Solutions Europe bv, a Netherlands subsidiary, that brings mobile communications products and messaging services to the European market.

      Wireless Systems. In 1994, we formed Globalstar L.P. (Globalstar) with Loral Space and Communications, Ltd. and other companies to design, construct and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System). Through a constellation of 48 satellites, this system is designed to connect with existing terrestrial telecommunications systems to create a seamless global network, enabling users to call and send data to and from virtually any place in the world. We currently hold an approximate 6.3% interest in Globalstar through certain limited partnerships and other indirect interests.

      We have contracts with Globalstar to design, develop and manufacture subscriber products and ground telecommunications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. Efforts, by Globalstar, to restructure its debt are on-going, and work on a final plan is expected to continue. During fiscal 2001, we recorded $636 million in net charges to fully reserve Globalstar-related assets. We expect our Globalstar-related revenues to be negligible for fiscal 2002.

Other Divisions

      Other divisions included in the QUALCOMM Wireless and Internet Group are QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM).

      QUALCOMM Internet Services. The QIS division was formed in November 2000 to focus on wireless applications and services development. In January 2001, we announced our open applications platform for wireless devices to provide solutions for the wireless industry as it moves toward wireless Internet convergence. Our BREW product is a thin applications execution platform that provides applications developers with an open, standard platform for wireless communications devices on which to develop their products. The BREW platform currently leverages the capabilities available in QCT’s integrated circuits, system software and Wireless Internet Launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. When carriers commercially deploy the BREW platform, it will also enable over-the-air downloads of applications by end users directly to their BREW-enabled handsets. The complete BREW solution provided by QIS includes the BREW platform, the BREW Software Development Kit for developers, the BREW Porting Kit for device manufacturers and the BREW Distribution System, which manages application distribution from developers to carrier networks and includes all the associated business systems for tracking and managing end user downloading of BREW applications and payment for applications.

      Our multi-platform Eudora e-mail software products have millions of users worldwide. We provide the Eudora e-mail software to users via electronic download and on CD. Eudora generates revenues from sponsor advertising within the program, retail sales and site licenses. To support ad serving into the user interface, we developed proprietary XML-based content-serving technology that caches ads for the Eudora client software. We also offer the Eudora Internet Suite, containing both a browser and e-mail client for the Palm OS, and several e-mail-server products. We expect revenues from Eudora to be negligible in fiscal 2002.

      QUALCOMM Digital Media. The QDM division is comprised of the Digital Cinema and Government Systems businesses.

      We are developing an end-to-end Digital Cinema System for the delivery of motion pictures to theatres worldwide. The Digital Cinema System combines our expertise in advanced image compression, electronic security, network management, integrated circuit design and satellite telecommunications technologies and will provide a turn-key solution to the industry for the secure delivery of digitized motion pictures to theatres worldwide. We are marketing our system and technology to the motion picture industry and participating in the industry-wide standards setting process. In addition, we will promote our image compression and electronic security technologies for other potential applications within the entertainment industry including such areas as archiving, asset management and production and distribution of electronic media content in various forms. In May 2000, we entered into a strategic alliance with Technicolor Digital Cinema, Inc. (Technicolor) and formed a joint venture, Technicolor Digital Cinema, LLC. The venture will market the QUALCOMM Digital Cinema System and work with the motion picture industry as a technology enabler and service provider while supporting open standards for the digital delivery of motion pictures.

      The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. We have developed a CDMA wireless terrestrial phone for the United States government, the QSec-800, which operates in enhanced security modes and incorporates end-to-end encryption. Initial phones were shipped for testing and verification over a commercial cellular network. In addition, for United States government applications, we have developed a micro base station, the QUALCOMM Deployable Personal Communication System (QDPCS), which provides a scaleable turn-key mobile communications system supporting both commercial and secure phone communications. Additionally, OmniTRACS products and services are being marketed and sold for United States government worldwide applications. These products along with products from future development efforts would likely service a wide range of United States government, as well as potential commercial applications.

Other Businesses

Consumer Products Segment (QCP)

      In February 2000, we sold our terrestrial-based CDMA wireless consumer phone business, including our phone inventory, manufacturing equipment and customer commitments, to Kyocera Wireless (Kyocera). We received $242 million for the net assets sold. Under the agreement with Kyocera, Kyocera agreed to purchase a majority of their CDMA integrated circuits and system software requirements from us for a period of five years. Kyocera will continue their existing royalty-bearing CDMA license agreement with us.

      As part of the agreement with Kyocera, we formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera’s phone business for up to three years. In addition, selected employees of QUALCOMM Personal Electronics (QPE), our 51% owned consolidated subsidiary and manufacturer of phones for us, were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. We recorded $83 million in charges during fiscal 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration to be received from Kyocera, less costs to sell, and employee termination costs.

Research and Development

      The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a strong and proven track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal years 2001, 2000 and 1999 totaled approximately $415 million, $340 million and $381 million, respectively. Research and development expenditures in fiscal years 2001 and 2000, are primarily related to integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network, products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies. Fiscal 1999 expenditures included the development of CDMA-based technology phones and infrastructure equipment prior to the sale of these businesses. We intend to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.

Sales and Marketing

      QCT markets and sells products in the United States through a sales force based in San Diego, California, and internationally through a direct sales force based in South Korea, Japan, China and Germany. QCT’s sales and marketing strategy is to achieve design wins with technology leaders in our targeted markets by, among other things, providing superior field application and engineering support.

      The Wireless Business Solutions division markets and sells products through a sales force, partnerships, and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. Wireless Business Solutions’ sales and marketing strategy is to achieve contract wins in our target markets by providing high-value wireless fleet management solutions to the transportation industry and other logistics-based businesses.

      QIS develops and sells business-to-business products through a team based in San Diego, California to companies worldwide. The QIS sales and marketing strategy is to achieve contract wins with companies in our target markets by providing comprehensive technology solutions to help them provide the next generation of wireless applications and services that combine data and voice capabilities to suit end users’ needs in a converged wireless Internet world.

      Marketing activities include participation in technical conferences, business cases, competitive analyses and other marketing collateral, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers. In July 2001, we opened our CDMA Development Center in China, a 43,000 square foot facility in what is popularly known as ‘China’s Silicon Valley.’ The center provides training, support and equipment testing services to manufacturers and mobile carriers in China, as well as supporting research and development of 3G wireless standards based on CDMA. The center will house our CDMA University, which will offer classroom and hands-on training programs and a highly-integrated test program designed to enable time and cost savings when bringing products to market. The center and its staff are focused on providing China with the resources to enable the most timely development of its mobile communications industry using our technologies and applications, such as cdmaOne, CDMA2000 1X/1xEV-DO and the BREW platform. The center will also support the transfer of hardware and software technologies for product development and manufacturing, as well as implementation methods to licensed manufacturers, carriers and government bodies in China.

Competition

      Competition in the wireless telecommunications industry in the United States and throughout the world continues to increase at a rapid pace, as businesses and foreign governments realize the market potential of telecommunications services. There can be no assurance that we will be able to compete successfully or that new technologies and products that are more commercially effective than our technologies and products will not be developed. Many of our current and prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources. In addition, many of these companies are licensees of our technology, and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future. Although we intend to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render our technologies obsolete. We also expect that the price we charge for our products and services may continue to decline as competition intensifies.

CDMA Technologies Segment (QCT)

      The markets in which our QCT division operates are intensely competitive. QCT competes worldwide with a number of United States and international manufacturers. As a result of the trend toward global expansion by foreign and domestic competitors, technological and public policy changes, and relatively low barriers to entry in the industry, we anticipate that additional competitors will enter this market. We believe that the principal competitive factors for CDMA integrated circuit providers to our addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time to market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which we compete against alternative CDMA integrated circuit providers vary by product platform. We also compete against alternative wireless communications technologies including but not limited to GSM, TDMA and analog.

      QCT’s current competitors include major semiconductor companies such as Intel, Texas Instruments, PrairieComm, LSI Logic and Philips, as well as major telecommunication equipment companies such as Motorola, Nokia and Matsushita. In addition, QCT faces competition from the in-house development efforts of many of our key customers, including Samsung, as well as QCT also faces competition from start-up ventures, several of which have begun shipping commercial products.

      Our competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive telecommunications systems or develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications markets.

      We have entered into arrangements with LSI Logic, Philips, Motorola, Lucent, Texas Instruments and PrairieComm permitting those companies to manufacture and sell to QUALCOMM’s subscriber unit licensees certain CDMA application-specific integrated circuits utilizing certain of QUALCOMM’s patents. In every case, the right of the subscriber unit licensees to use such integrated circuits is subject to the payment of royalties to us on the products into which the integrated circuits are incorporated. To date, most subscriber equipment licensees have elected to purchase their CDMA integrated circuits and system software requirements from us.

Technology Licensing Segment (QTL)

      As part of our strategy to generate new licensing revenues, significant resources are allocated to develop leading edge technology for the telecommunications industry. We face competition in the development of intellectual property for next-generation digital wireless communications technology and services. There are no guarantees that our technologies will continue to be adopted or we will be able to secure patents for our technology to subsequently license. Furthermore, there are no guarantees that existing systems and applications cannot be replaced by competitors’ technologies, thereby jeopardizing our existing royalty and licensing revenues.

      On a worldwide basis, we currently compete primarily with two digital wireless telecommunications technologies, TDMA and GSM. TDMA has been deployed primarily in the United States and Latin America, while GSM has been extensively utilized in Europe, much of Asia and certain other markets. To date, GSM has been more widely adopted than CDMA, and, although CDMA technology has been proposed for all third generation wireless systems, there can be no assurance that wireless communications service providers will select CDMA for their networks or update to third generation technology. In addition, GSM operators may deploy GPRS as a 2.5G bridge technology while waiting for third generation WCDMA to become available and/or cost effective for their system. GPRS is the only widely anticipated packet data technology that is not CDMA-based.

Wireless Systems Segment (QWS)

      Existing competitors offering alternatives to our OmniTRACS, TruckMAIL, OmniExpress and LINQ system products are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products, may impact margins and intensify competition in new markets.

Patents, Trademarks and Trade Secrets

      We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted more than 650 United States patents and have over 1,200 patent applications pending in the United States. The vast majority of such patents and patent applications relate to our CDMA digital wireless communications technology. We also have and will continue to actively file for patent protection around the world and have received CDMA patents with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, North America and elsewhere. There can be no assurance that the pending patent applications will be granted, that our patents or copyrights will provide adequate protection, or that our competitors will not independently develop or initiate technologies that are substantially equivalent or superior to our technologies. There can also be no assurance that the confidentiality agreements upon which we rely to protect our trade secrets and proprietary information will be adequate. The cost of defending our intellectual property has been and may continue to be significant. From time to time, certain companies may assert exclusive patent, copyright and other intellectual proprietary rights to technologies that are claimed to be important to the industry or to us. In addition, from time to time third parties provide us with copies of their patents relating to spread spectrum and other digital wireless communications technologies and offer licenses to such technologies. We evaluate such patents and the advisability of such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If we are unable to license protected technology used in our products or to redesign such products, we could be prohibited from marketing and selling such products.

      A number of companies have each advised the Telecommunication Industry Association (TIA) and other CDMA standards setting bodies that they hold patent rights in technology embodied in such standards. If we and other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA technology.

      The standards bodies and the International Telecommunications Union have been informed that we hold essential intellectual property rights for the 3G standards that are based on CDMA. We have committed to the International Telecommunications Union to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.

      Under our CDMA license agreements, licensees are generally required to pay us license fees as well as ongoing royalties based on a percentage of the selling price of CDMA subscriber, infrastructure, test and integrated circuits products. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. Our CDMA license agreements generally provide cross-licenses to us to use certain of our licensees’ technology to manufacture and sell certain CDMA products. In most cases, our use of our licensees’ technology is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology into certain of our products, we are obligated to pay royalties on the sale of such products. For a limited period of time, Motorola is entitled, subject to the terms of their license agreement, to share in a percentage of certain third-party subscriber unit royalties paid by licensees to us. For a limited period of time, the Korean Electronics Telecommunications Research Institute (ETRI) is entitled, subject to the terms of a development agreement with us, to share in a percentage of subscriber and infrastructure royalties paid by certain Korean licensees for sales of those CDMA products sold solely for use in Korea.

      As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to third parties the rights to design, manufacture and sell products utilizing our CDMA technology. The following table lists the majority of our current CDMA licensees:

Infrastructure

Airvana, Inc.
Alps Electric Co., Ltd.
Cisco Systems, Inc.
COM DEV International, Ltd.
Eastern Communication Company Ltd.
Fujitsu Limited
Gbase Communications
Great Dragon Information Technology     Corporation Ltd.
Hitachi Kokusai Electric, Inc.
Hitachi, Ltd.
Huawei Technologies Co., Ltd.
Hynix Semiconductor, Inc.
Kisan Telecom Co., Ltd.
LG Electronics
Lucent Technologies Inc.
Matsushita Communication Industrial     Co., Ltd.
Mitsubishi Electric Corporation
Motorola, Inc.
NEC Corporation
Nokia Corporation
NORTEL Networks Corporation
Samsung Electronics Co.
Telefonaktiebolaget LM Ericsson
ZTE Corporation

Cable and Repeaters

EMS Technologies, Inc.
Transcept

Test Equipment

Acterna Corporation
Advantest Corporation
Agilent Technologies, Inc.
Allen Telecom Group
Ando Electric Co., Ltd.
Anritsu Corporation
Comarco Wireless Technologies, Inc.
Hewlett-Packard Company
IFR Systems, Inc.
Japan Radio Company, Ltd.
LCC International, Inc.
Matsushita Communication Industrial     Co., Ltd.
Mobens Co., Ltd.
Motorola, Inc.
Rohde & Schwarz GmbH & Co.
Rotadata Limited
Sage Instruments
Spirent Communications
Tektronix, Inc.
Telefonaktiebolaget LM Ericsson
Thales Instrument Limited
Willtech, Inc.
Subscriber Equipment
Acer Communications and Multimedia,     Inc.
AirPrime Inc.
Alps Electric Co., Ltd.
Appeal Telecom Co., Ltd.
Axesstel, Inc.
Bellwave, Co., Ltd.
Casio Computer Co., Ltd.
COM DEV International, Ltd.
Compal Electronics, Inc.
Cyberlane Inc.
Denso Corporation
eAnywhere Tech Inc.
ETRONICS Corp.
Fujitsu Limited
Garmin Corporation
Glenayre Electronics, Inc.
GTRAN Inc.
Haier Group Company
Handspring, Inc.
Hanwha Corporation
High Tech Computer Corporation
Hitachi Kokusai Electric Inc.
Hitachi, Ltd.
Hynix Semiconductor, Inc.
INTERCUBE Co., Ltd.
Kenwood Corporation
Koninklijke Philips Electronics N.V.
Kyocera Corporation
LG Electronics Inc.
Lucent Technologies Inc.
Matsushita Communication Industrial     Co., Ltd.
Matsushita Electronic Components     Co., Ltd.
Maxon Telecom Co., Ltd.
Mitsubishi Electric Corporation
Motorola, Inc.
NEC Corporation
NG Industrial Ltda.
Nokia Corporation
Novatel Wireless Inc.
Pantech Co., Ltd.
Qualified Mobile Telecommunications     Co., Ltd.
Research In Motion Limited
Samsung Electronics Co.
Sanyo Electric Co., Ltd.
Seiko Instruments Inc.
Sewon Co., Ltd.
Sharp Corporation
Siemens Information & Communication     Mobile LLP
Sierra Wireless, SRL
SK Telecom Co., Ltd.
Sony Corporation
Standard Telecom Co., Ltd.
Synertek, Inc.
Telefonaktiebolaget LM Ericsson
Teleion Wireless
Tellus Technology
Telson Electronics Co., Ltd.
Telson Information & Communications     Co., Ltd.
Toshiba Corporation
Uniden Corporation
United Computer & Telecommunication,     Inc.
Westech Korea, Inc.
Wide Telecom Co., Ltd.
YISO Telecom Co., Ltd.
ZTE Corporation

Subscriber Equipment (Globalstar)

Telefonaktiebolaget LM Ericsson
Tellit Mobile Terminals S.p.A.

ASICs

Koninklijke Philips Electronics N.V.
LSI Logic Corporation
PrairieComm Incorporated
Texas Instruments

Research & Development

Beijing Telecommunications Equipment     Factory
Chunghwa Telecom Laboratories
Datang Telecom Technology Co, Ltd.
Hangzhou Unitop Electric Co.
Hisense Group Co., Ltd.
Langchao Group
LT Netcomm (S.H.) Co., Ltd.
Ningbo Bird Co., Ltd.
Xiamen Overseas Chinese Electronics     Co., Ltd.

Employees

      As of September 30, 2001, we employed approximately 6,500 full-time and temporary employees.

Executive Officers

      Our executive officers and their ages as of September 30, 2001 are as follows:

      Irwin Mark Jacobs, age 67, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He served as the Company’s President prior to May 1992. Before joining the Company, he was executive vice president and a director of M/ A-COM LINKABIT, Inc., a telecommunications company. From October 1968 to April 1985, he held various executive positions at LINKABIT (M/ A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was chairman, president and chief executive officer and was at all times a director. He received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Jacobs is a member of the National Academy of Engineering and the American Academy of Arts and Sciences and was awarded the National Medal of Technology in 1994.

      Anthony S. Thornley, age 55, was appointed Chief Operating Officer of the Company in July 2001. He continues to serve as the Company’s Chief Financial Officer, a position he has held since March 1994. He served as Executive Vice President from November 1997 to July 2001. Prior to joining the Company, he was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Thornley received his Bachelor’s of Science degree in Chemistry from the University of Manchester, England.

      Steven R. Altman, age 40, has served as Executive Vice President of the Company since November 1997. He also has served as President of the Company’s Technology Transfer and Strategic Alliance Division, which is responsible for, among other things, licensing the Company’s intellectual property, since September 1995. He served as General Counsel of the Company from October 1989 through September 2000. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to joining the Company in October 1989, he was a business lawyer in the San Diego law firm of Gray, Cary, Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctor from the University of San Diego.

      Franklin P. Antonio, age 49, one of the founders of the Company, has served as Executive Vice President and Chief Technical Officer of the Company since July 1996, as Senior Vice President of Engineering from September 1992 to July 1996, and as Vice President of Engineering of the Company from August 1985 to September 1992. He served as a Director of the Company from August 1985 until February 1989. Prior to joining QUALCOMM, he was Assistant Vice President of Engineering of M/ A-COM LINKABIT where he held various technical and management positions from May 1972 through July 1985. Mr. Antonio received his B.A. degree in Applied Physics and Information Science from the University of California, San Diego.

      Paul E. Jacobs, age 38, was appointed President of the QUALCOMM Wireless & Internet Group in July 2001. He oversees the QUALCOMM Technology Licensing division, the QUALCOMM Internet Services division, the QUALCOMM Wireless Business Solutions division, and the QUALCOMM Digital Media division. He has served as Executive Vice President of the Company since February 2000. He currently serves as a member of the board for Wireless Knowledge, Ignition Corp, and Wingcast, all of which are privately-held companies. He served as President of the Consumer Products Division from February 1997 to February 2000 and as Senior Vice President of the Company and Vice President and General Manager of the Consumer Products Division from April 1995 to February 1997. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, M.S. degree in Electrical Engineering and Ph.D. degree in

Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

      Donald E. Schrock, age 56, was appointed President of QUALCOMM CDMA Technologies Group in July 2001, overseeing QUALCOMM CDMA Technologies and SnapTrack. He has served as Senior Vice President of the Company since February 1997 and President of CDMA Technologies Division since October 1997. He joined the Company in January 1996 as Corporate Vice President and in June 1996 was promoted to General Manager, QCT Products Division. Prior to joining QUALCOMM, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, he was Vice President of Operations with Applied Micro Circuits Corporation. He has also held positions as Vice President/ Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a B.S.E.E. with honors from the University of Illinois, as well as a M.S.E.E. and Advanced Business Administration degrees from Arizona State University.

      Jeffrey A. Jacobs, age 35, was appointed President of QUALCOMM Global Development, an organization responsible for proliferating CDMA throughout the world, in May 2001. He also manages QUALCOMM Ventures. He served as Senior Vice President of Business Development from June 1999 to May 2001 and Vice President of Business Development from November 1997 to June 1999. Mr. Jacobs founded the QUALCOMM Eudora division in 1993 and served as Vice President and General Manager of the division from August 1995 to November 1997. He joined the Company in May 1986 as a market analyst and held other management positions at the Company through August 1995. Mr. Jacobs holds a Bachelor of Arts degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

      Louis Lupin, age 46, was appointed Senior Vice President and General Counsel of the Company in September 2000. He served as Senior Vice President, Proprietary Right Counsel from May 1998 to September 2000, Vice President, Proprietary Right Counsel from April 1996 to May 1998 and Senior Legal Counsel from February 1995 to April 1996. Prior to joining the Company in 1995, he was a partner with Cooley, Godward, Castro, Huddleson and Tatum where he focused on intellectual property litigation in the telecommunications, software and biotechnology industry. Mr. Lupin received his bachelor’s degree from Swarthmore College and a J.D. from Stanford Law School.

RISK FACTORS

      You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Risks Related to Our Businesses

A long lasting downturn in the global economy that impacts the wireless communications industry could negatively affect our revenues and operating results.

      The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues from royalties, license fees and integrated circuit products. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

If CDMA technology is not widely deployed, or if delays occur in the adoption of 3G CDMA standards, our revenues may not grow as anticipated or our stock price could fall.

      We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely adopted than CDMA technology. If CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, or if wireless communications service providers do not deploy networks that utilize CDMA technology, our business and financial results could suffer.

      To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Industry and government participants of the International Telecommunications Union and regional standards development organizations are currently considering a variety of standards that may be utilized in 3G wireless networks. We continue to advocate the selection of 3G standards based on CDMA technology. We cannot assure you that any of the standards development organizations will select the standards that we are advocating. If they select other standards, our business may suffer, and even if our standards are selected, we cannot assure you that they will achieve commercial acceptance in a timely manner, or at all. Our 1xEV-DO was approved by the International Telecommunications Union for inclusion in the CDMA2000 mode of the 3G standard. Commercial deployment of CDMA2000 1X began in October 2000 in South Korea. A commercial deployment is scheduled by end of the calendar year for 2001 in the United States, which will make CDMA2000 1X the first 3G technology to be commercially deployed in the United States. WCDMA, a technology designed as an alternative to CDMA2000, is currently in the standardization process and has been adopted by several European, Japanese and United States carriers. We expect that, although limited systems have been placed in service this year, widespread and standardized WCDMA networks will not begin operation until 2003 or later, given that the WCDMA standard and interoperability testing is not yet complete. Many GSM operators are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology while waiting for 3G WCDMA to become available. GPRS is the only widely anticipated packet data technology that is not CDMA-based. We believe that our CDMA patent portfolio is applicable to all CDMA systems that may serve as the basis for such standards. However, we cannot assure you that the wireless communications industry will adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to any proposed 3G standards. If we are unable to successfully, widely and timely deploy CDMA2000 as the preferred 3G technology, our business and financial results could suffer.

Because we have made significant investments in and loans to CDMA carriers, our financial condition may be harmed if those CDMA carriers are not successful.

      We provide significant financing to CDMA carriers to promote the worldwide adoption of CDMA products and services. Many domestic and international CDMA carriers to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and have limited financial resources. Carriers to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign carriers that we finance. These spectrum licenses initially may constitute the primary asset of the carriers. The amount of financing that we currently are providing and that we expect to provide in the future is substantial.

      We have provided or have committed to provide significant financing to the following companies:

          Pegaso Telecomunicaciones, S.A. de C.V.

      We provided financing to Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) under an equipment loan and a bridge facility. Pegaso operates a wireless network in Mexico. At September 30, 2001, $674 million is outstanding under these facilities, net of deferred interest and unearned fees. On October 31, 2001, Pegaso failed to make a scheduled payment of approximately $3 million under the equipment loan and also failed to meet covenants related to the completion of a strategic sale or merger with a third party under both facilities. Pegaso is currently engaged in strategic discussions with a third party for a potential sale or merger, and we are actively working with Pegaso and the third party to complete a transaction or, alternatively, to assist Pegaso in raising additional funds. As the transaction did not close on the targeted date of October 31, 2001 and such additional financing is not certain, we ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001. The bridge facility is collateralized by a second lien on substantially all of Pegaso’s assets. We also have a commitment to provide an additional $96 million in long-term financing under an arrangement with Telefonaktiebolaget LM Ericsson (Ericsson), subject to Pegaso meeting certain conditions.

      Pegaso is at an early stage of development and, if it remains independent, may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses from operations. Pegaso also has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier.

           Vesper Holding S.A. and Vesper Sao Paulo S.A.

      Vesper Holding S.A. and Vesper Sao Paulo S.A. (the Vesper Companies) were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region and in the Sao Paulo state of Brazil. At September 30, 2001, our cumulative cash investment, including long-term financing, in the Vesper Companies and VeloCom Inc. (VeloCom), an investor in the Vesper Companies, totaled approximately $418 million.

      As a result of the reorganization of the Vesper Companies initiated during fiscal 2001, we reassessed the recoverability of our assets related to the Vesper Companies and VeloCom and recorded $241 million in impairment charges. At September 30, 2001, we had approximately $124 million in net assets remaining related to the Vesper Companies and VeloCom. The Vesper Companies are working to accomplish the terms of their restructuring with owners, vendors and creditors which is expected to be completed in the first quarter of our fiscal 2002. The proposed transaction is contingent on several factors, and there is a risk it will not close. If the transaction closes, we expect to acquire an additional interest in the Vesper Companies for $266 million of equity commitments. We also expect to convert our Term Loan Agreement with VeloCom into an additional equity interest in VeloCom. After the close, we expect to hold a 49.9% interest in VeloCom, and direct and indirect interests in the Vesper Companies of 74% and 86%, respectively.

      We believe the Vesper Companies represent a strategic opportunity with their extensive installed CDMA network in Brazil, including the key cities of Sao Paulo and Rio de Janeiro. The Vesper Companies’ debt would be reduced in the proposed restructuring from approximately $1.3 billion to less than $200 million. Additionally, the term of the remaining debt would be extended through 2005, providing the Vesper Companies significant operational flexibility to support a growing business. If the proposed restructuring transaction closes, we intend to support the Vesper Companies while they, together with VeloCom, seek to partner with strategic investors and internationally recognized operators who have the ability to successfully enhance the Vesper Companies’ business and ultimately assume majority control. We would also consider other strategic alternatives such as spinning off our investment in the Vesper Companies to our shareholders. We will consolidate the results of the Vesper Companies if the proposed transaction closes in fiscal 2002. The Vesper Companies expect to incur increasing operating losses and negative cash flows from operations as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. We may incur significant losses in the future related to our proposed ownership of the Vesper Companies, and we cannot assure you that the Vesper Companies will ever operate profitably. Additional risks and uncertainties specific to the Vesper Companies include risks associated with:

•	the implementation of the Vesper Companies’ restructuring plan;

•	the upgrade of the existing network to 3G CDMA 1X, including risks related to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the adequacy of suppliers and consumer acceptance of the products and services to be offered;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the ability to compete with more well-established competitors in Brazil that may offer less expensive products and services, desirable or innovative products or have extensive resources or better financing;

•	the availability and cost of capital; and

•	the ability to develop future business opportunities critical to the realization of growth potential.

           Leap Wireless

      Leap Wireless, a company we spun off in September 1998, is a publicly-traded wireless telecommunications operating company. Under the terms of the senior credit facility between us and Leap Wireless, we are committed to fund up to $125 million until the earlier of settlement of the FCC’s current auction of Personal Communication System (PCS) spectrum or Leap Wireless’ withdrawal from the auction. We also hold 308,000 units of Leap Wireless’ senior discount notes with detachable warrants and a warrant to purchase 3,375,000 shares of Leap Wireless. At September 30, 2001, the combined fair values of the senior discount notes with warrants and the warrant total $135 million, and unrealized losses of $71 million are recorded as a component of comprehensive loss in equity. The fair value is based on the market price of Leap Wireless. We own a large number of senior discount notes and warrants to acquire a large number of shares relative to the trading volumes of these senior discount notes and shares in the public market, and the market price may be higher than the prices we would realize if our shares were sold.

      Leap Wireless may incur significant operating losses and generate significant negative cash flow from operating activities in the future while it continues to build out its networks and build its customer base. Leap Wireless requires significant additional capital to buildout and operate planned networks and for general working capital needs. Leap Wireless may not be able to raise additional capital on acceptable terms, or at all. We cannot assure you that Leap Wireless will generate profits in the short term or at all or that we will recover our assets.

We derive a significant portion of our revenue from a limited number of customers and licensees. The loss of any one of our major customers or licensees could reduce our revenues and may harm our ability to achieve or sustain acceptable levels of operating results.

      In fiscal 2001, three customers accounted for 37% of consolidated revenues. The loss of any one of our QCT segment’s significant customers or other customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers; and

•	the success of these customers’ products that incorporate our products.

      Our QTL segment derives royalty revenues from shipments by our licensees. We derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop and introduce high volume products that achieve and sustain market acceptance. We cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business.

We derive a significant portion of our revenues from sales outside the United States, and numerous factors related to international business activities subject us to risks that could reduce the demand for our licensees’ products or our products, negatively affecting our operating results.

      A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell and service our products internationally. We have established sales offices around the world. We will continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products, then we may not be able to maintain an acceptable rate of growth in our business.

      Our revenues from international customers as a percentage of total revenues were 65% in fiscal 2001, 47% in fiscal 2000 and 38% in fiscal 1999. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	unexpected changes in legal or regulatory requirements;

•	difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

•	our inability to successfully enter a significant foreign market, such as China or India;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism and war;

•	taxation; and

•	changes in United States laws and policies affecting trade, foreign investment and loans.

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During fiscal 2001, 35% and 22% of our revenue was from customers and licensees based in South Korea and Japan, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. We also are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in the past the South Korean government limited the ability of handset manufacturers to provide subsidies on handsets to their subscribers, and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea, Japan or in other countries may have additional negative impacts on our revenues.

Foreign currency fluctuations could negatively affect future product sales or royalty revenue and harm our ability to collect receivables.

      We are exposed to risk from fluctuations in foreign currencies that could impact our operating results, liquidity and financial condition. As a global concern, we face exposure to adverse movements in foreign currency exchange rates:

•	Financial instruments held by our consolidated subsidiaries and other companies in which we invest that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to emerging market currencies may increase as we expand into those markets.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. Our trade receivables are generally United States dollar denominated. Accordingly, any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Foreign CDMA carriers to whom we have provided financing may be unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies.

•	Average selling prices for our customers’ products may be denominated in local currencies, and declines in local currency values may adversely affect future royalty revenue.

We may engage in strategic transactions that could result in significant charges or management disruption and fail to enhance stockholder value.

      From time to time, we consider strategic transactions and alternatives with the goal of maximizing stockholder value. In February 2000, we completed the sale of our terrestrial wireless consumer products business to Kyocera Wireless. In May 1999, we completed the sale of our terrestrial wireless infrastructure business to Ericsson. In September 1998, we completed the spin-off of Leap Wireless. Additionally, in the past we have acquired businesses, entered into joint ventures and made strategic investments in early stage companies and venture funds or incubators to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all.

      We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business prospects.

The fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to market downturns. Downward fluctuations and market trends could adversely affect our operating results.

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our market exposure. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject us to equity price risk. The fair market values of these equity securities and derivative instruments are subject to significant price volatility and, in general, suffered a significant decrease in market value during fiscal 2001. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also invest in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may become impaired due to changes in the companies’ condition or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results.

      In addition to our investments in the Vesper Companies and Leap Wireless, we have a strategic investment in KTFreeTel, a wireless carrier in Korea. In fiscal 2000, we purchased 2,565,000 common shares of KTFreeTel, representing a 1.9% interest, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. If KTFreeTel meets certain obligations related to the commercial deployment of 1xEV-DO technology, we will be required to exercise the warrants. The exercise price of the warrants is expected to be paid by tendering the bond as payment in full. The combined fair value of the common shares and bond with warrants is $95 million at September 30, 2001, and we have recorded $68 million in unrealized losses as a component of comprehensive loss in equity. The fair value is based on the market price of KTFreeTel. We own and hold warrants to acquire a large number of shares relative to the trading volumes of these shares in the public market, and the market price may be higher than the price we would realize if our shares were sold. Although management believes that KTFreeTel will be successful and that the KTFreeTel stock price will recover, there is no assurance that KTFreeTel will continue to operate profitably or that we will recover our remaining assets.

We depend upon a limited number of third-party manufacturers to produce and test our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

           CDMA Technologies Segment (QCT)

      We subcontract all of our manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. During fiscal 2001, IBM, Motorola, Taiwan Semiconductor Manufacturing Co. and Texas Instruments were the primary manufacturers of our family of integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product.

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

      Our operations also may be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers. These disruptions may include labor strikes, work stoppages, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

      In addition, one or more of our manufacturers may obtain licenses from us to manufacture CDMA integrated circuits that compete with our products. In this event, the manufacturer could elect to allocate scarce components and manufacturing capacity to their own products and reduce deliveries to us. In the event of a loss of, or a decision to change, a key third-party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers.

           Wireless Systems Segment (QWS)

      Several of the critical products and services used in our existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, TruckMAIL, OmniExpress, LINQ, and Globalstar Systems. These third parties include companies such as M/ A Com, Rakon, Mini Circuits, Cambridge, Andrews, ADI, Deutsch, PCI, Key Tronic, Seavey, Symbol, Talon, Thomson Airpax and Eagle Picher. Our reliance and the reliance of our licensees on sole or limited source vendors involve risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability.

      Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on our business.

Defects or errors in our products could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees would harm our business.

      Our software and integrated circuit products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products perform critical functions in our customers’ products and networks, such defects or errors could have a serious impact on our customers which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as our customers’ or licensees’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. We and our customers or licensees also may experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees.

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

      Our future operating results will be affected by many factors, including the following:

•	the rate of CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA carriers;

•	the collectibility of our trade and finance receivables;

•	the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	management of inventory in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

      The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline.

Our industry is subject to intense competition that could result in declining average selling prices for our licensees’ products and our products, negatively affecting our revenues and operating results.

      We currently face significant competition in our markets and expect that intense competition will continue. Competition in the telecommunications market is based on varying combinations including:

•	comprehensiveness of product and technology solutions;

•	manufacturing capability,

•	scalability and the ability of the system solution to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time to market;

•	system cost; and

•	customer support.

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

      Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, LSI Logic, Nortel, Samsung, Matsushita and Siemens, all of who are our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

      Many of these current and potential competitors have advantages over us, including:

•	existing royalty-free cross-licenses to competing and emerging technologies;

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have.

      As a result of these factors, these competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

Our stock price is volatile.

      The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by cellular, PCS and Wireless Local Loop service providers and the timing of the roll-out of those systems;

•	receipt of substantial orders for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	acts of terrorism and war;

•	proprietary rights or product or patent litigation; or

•	strategic transactions, such as acquisitions and divestitures.

      Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Our industry is subject to rapid technological change that we must keep pace with to successfully compete.

      New technological innovations generally require a substantial investment before they are commercially viable. We may make substantial, non-recoverable investments in new technologies that do not result in meaningful revenues.

      The market for our products and technology is characterized by many factors, including:

•	rapid technological advances and evolving industry standards;

•	changes in customer requirements;

•	frequent introductions of new products and enhancements; and

•	evolving methods of building and operating telecommunications systems.

      We are currently making significant investments in developing and introducing new products, such as:

•	integrated circuit product to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies; and

•	Binary Runtime Environment for Wireless (BREW), a thin applications execution platform that provides applications developers with an open standard platform for wireless devices on which to develop their products.

      Our future success will depend on our ability to continue to develop and introduce new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology, and products and technology currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, our competitive position could be damaged.

Consolidations in the wireless communications industry could adversely affect our business.

      The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that compete with CDMA, then CDMA may lose market share unless the surviving entity continues to deploy CDMA. This consolidation could also result in delays in purchasing decisions by the merged companies, negatively affecting our revenues and operating results.

The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources.

      We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws.

      The vast majority of our patents and patent applications relate to our CDMA digital wireless communications technology and much of the remainder of our patents and patent applications relate to our gpsOne, BREW, OmniTRACS, Digital Cinema, Globalstar and Eudora products. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

Claims by third parties that we infringe their intellectual property or that patents on which we rely are invalid could adversely affect our business.

      From time to time, companies may assert patent, copyright and other intellectual proprietary rights to our technologies or technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any products incorporating our technology were found to infringe on protected technology, we could be required to redesign or license such technology and/or pay damages or other compensation to the infringed party. If we were unable to license protected technology used in our products, we could be prohibited from making and selling such products.

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

      Third parties also may commence actions seeking to establish the invalidity of our patents. In the event that a third-party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable, which would harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of our technology and our licensees may be prevented from manufacturing and selling the products that incorporate such technology without obtaining a license to use a third-party’s technology. Even if a third-party challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation.

The high amount of capital required to obtain radio frequencies licenses could slow the growth of the wireless communications industry and adversely affect our business.

      Our growth is dependent upon the increased use of wireless communications services that utilize our CDMA technology. In order to provide wireless communications services, carriers must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the amount paid for these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost of licenses may slow the growth of the industry if service providers are unable to obtain or service the additional capital necessary to implement infrastructure to support 3G technology. Our growth could be adversely affected if this occurs.

Our business and operating results may be harmed by inflation and deflation.

      Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on our customers, licensees and the projects of CDMA carriers in those countries, including their ability to obtain financing and repay debts. Brazil and Mexico, for example, have periodically experienced relatively high rates of inflation and currency devaluation. Significant inflation or deflation could have a material adverse effect on our business, operating results, liquidity and financial position.

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

Our business depends on the availability of satellite and other networks for our OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne systems and other communications products.

      Our OmniTRACS and TruckMAIL systems currently operate in the United States market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006. Based on system capacity analysis, we believe that the United States OmniTRACS and TruckMAIL operations will not require additional transponder capacity in 2002. We believe that in the event additional transponder capacity would be required in fiscal 2002 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms in a timely manner. A failure to maintain adequate satellite capacity would harm our business, operating results, liquidity and financial position.

      Our OmniExpress, LINQ and OmniOne systems are terrestrial-based products and thus rely on various wireless terrestrial communications networks operated by third parties. We believe these terrestrial networks will be available for our products; however, we cannot assure you that these networks will continue to be available to us or that they will perform adequately for our needs. The unavailability or nonperformance of these network systems could harm our business.

Energy blackouts could cause disruption to a portion of our operations and could have a material adverse affect on our operating results.

      Our corporate headquarters, research and development and some manufacturing facilities are located in the state of California, which has experienced temporary localized electricity outages, or rolling blackouts, intermittently over the past nine months which may continue or worsen into blackouts of longer duration in the future. These blackouts could cause disruptions to a portion of our operations and to the operations of our suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operating results.

Our business and operations would suffer in the event of system failures.

      Despite the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

      Message transmissions for domestic OmniTRACS, TruckMAIL, OmniExpress, and OmniOne operations are formatted and processed at the Network Management Center in San Diego, California, which we operate, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. Our Network Management Center operations are subject to system failures which could interrupt the services and have a material adverse effect on our operating results.

We may need additional capital in the future, and such additional financing may not be available.

      The design, development and commercialization of digital wireless communications technology and products is highly capital intensive. For example, we must have the ability to fund significant capital for our internal research and development efforts. In addition, terrestrial and satellite wireless system carriers increasingly have required long-term financing or equity. In particular, we have substantial debt and equity funding commitments to various CDMA carriers and strategic investees. In order to meet our financing needs, we may be required to raise additional funds from a combination of sources including potential debt or equity issuances. We cannot assure you that additional financing will be available on reasonable terms or at all.

Government regulation may adversely affect our business.

      Our products and those of our customers and licensees are subject to various Federal Communications Commission regulations in the United States and other international regulations. These regulations require that these products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. We are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments, or exclusion of our technology by a standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

If wireless handsets pose health and safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.

      Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

Our business and operating results will be harmed if we are unable to manage growth in our business.

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

      In addition, inaccuracies in our demand forecasts could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

We may not be able to attract and retain qualified personnel necessary for the design, development and commercialization of our products and technology.

      Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. Our key technical personnel represent a significant asset, as the source of our technological and product innovations upon which our revenues are highly dependent. The competition for these personnel is intense in the wireless communications industry.

      We may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by our competitors. We do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop and commercialize our products and technology.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

      A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

      The classified board, transaction approval, special meeting and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders’ ability to approve transactions that they may deem to be in their best interests.

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

We are at risk of securities class action litigation that could result in substantial costs and divert management’s attention and resources.

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

ITEM 2. PROPERTIES

      At September 30, 2001, we occupied the indicated square footage in the owned or leased facilities described below (in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

11	United States	Owned	1,278	Executive and administrative offices, manufacturing, research and development, sales and marketing, service functions, and network management hub.
34	United States	Leased	756	Administrative offices, research and development, sales and marketing, service functions, and network management hub.
1	Japan	Leased	12	Administrative offices and sales and marketing.
1	Israel	Leased	45	Administrative offices and research and development.
1	Netherlands	Leased	20	Administrative offices, research and development and sales and marketing.
2	England	Leased	13	Administrative offices, sales and marketing and research and development.
3	China	Leased	55	Administrative offices, sales and marketing and research and development.
12	Other International	Leased	35	Administrative offices and sales and marketing.

Total square footage			2,214

      In addition to the facilities above, we also own or lease an additional 1,383,800 square feet of properties that are leased or subleased to third parties.

      Our leases expire at varying dates through 2008 not including renewals that would be at our option. Between December 2001 and March 2002, we will begin leasing four additional buildings in the United States totaling 215,212 square feet. With this additional space, we believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.

ITEM 3. LEGAL PROCEEDINGS

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former employees filed a lawsuit against us in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, four other individuals have joined the suit as plaintiffs. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by us infringe a single patent allegedly owned by GTE. On September 15, 1999, the court granted us motion to transfer the action to the United States District Court for the Southern District of California. Trial has been set for June 3, 2002. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the action is without merit and will vigorously defend the action.

      Durante, et al v. QUALCOMM: On February 2, 2000, four former employees file a putative class action against us, ostensibly on behalf of themselves and those former employees of us whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against us. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, we removed the case to the United States District Court for the Southern District of California, and discovery has commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the court at the end of the discovery period. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against us and SnapTrack, our wholly owned subsidiary, alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against us and SnapTrack. Since then, Zoltar has stated its intention to dismiss Sprint Corp. as a defendant. We and SnapTrack have filed responsive pleadings and discovery has commenced. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      We are engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. Our Common Stock is traded on the Nasdaq National Market under the symbol “QCOM.” The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)

Fiscal 2000
First Quarter	130.53	45.33
Second Quarter	200.00	105.63
Third Quarter	162.56	59.98
Fourth Quarter	78.75	51.50

Fiscal 2001
First Quarter	107.81	61.00
Second Quarter	89.38	47.25
Third Quarter	71.04	42.75
Fourth Quarter	68.87	42.60

      As of November 2, 2001, there were 9,518 holders of record of the Common Stock. On November 2, 2001, the last sale price reported on the Nasdaq National Market for the Common Stock was $53.52 per share. We have never paid cash dividends on our Common Stock and have no present intention to do so.

      On November 2, 1999, our Board of Directors declared a four-for-one stock split of our common stock and an increase in the number of authorized shares of common stock to three billion shares. The stock was distributed on December 30, 1999 to stockholders of record on December 20, 1999.

      All references to per share amounts have been restated to reflect this stock split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following balance sheet data and statements of operations for the five years ended September 30, 2001 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2001 and 2000 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2001 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended September 30(1)

	2001	2000	1999	1998	1997

	(in thousands except per share data)
Statement of Operations Data:
Revenues	$2,679,786	$3,196,780	$3,937,299	$3,347,870	$2,096,365

Operating income	6,930	722,638	405,140	242,665	97,457

(Loss) income before accounting change	(530,806)	670,211	200,879	108,532	91,934
Accounting changes, net of tax	(17,937)	—	—	—	—

Net (loss) income	$(548,743)	$670,211	$200,879	$108,532	$91,934

Basic net (loss) earnings per common share(2):
(Loss) income before accounting change	$(0.71)	$0.93	$0.34	$0.20	$0.17
Accounting change, net of tax	(0.02)	—	—	—	—

Net (loss) income	$(0.73)	$0.93	$0.34	$0.20	$0.17

Diluted net (loss) earnings per common share(2)(3):
(Loss) income before accounting change	$(0.71)	$0.85	$0.31	$0.18	$0.16
Accounting change, net of tax	(0.02)	—	—	—	—

Net (loss) income	$(0.73)	$0.85	$0.31	$0.18	$0.16

Shares used in per share calculations(2)(3):
Basic	755,969	717,205	594,714	553,623	538,681
Diluted	755,969	800,121	649,889	591,697	575,097
Pro forma effect of change in accounting principle(4):
Net income		$643,181	$209,062	$110,586	$79,879
Net earnings per common share — basic		$0.90	$0.35	$0.20	$0.15
Net earnings per common share — diluted		$0.81	$0.32	$0.19	$0.14
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,580,512	$2,520,914	$1,684,926	$303,324	$808,858
Total assets	5,747,133	6,062,982	4,534,950	2,566,713	2,274,680
Company-obligated mandatorily redeemable Trust Convertible Preferred Securities of a subsidiary trust holding solely debt securities of the Company	—	—	659,555	660,000	660,000
Total stockholders’ equity	4,889,815	5,516,328	2,871,755	957,596	1,024,178

(1)	Our fiscal year ends on the last Sunday in September. As a result, fiscal 2001 includes 53 weeks.

(2)	We effected a two-for-one stock split in May 1999 and a four-for-one stock split in December 1999. All references to number of shares and per share amounts have been restated to reflect these stock splits.

(3)	The 2001 diluted shares exclude the potential dilutive effect of 51,188,000 incremental shares due to their anti-dilutive effect.

(4)	The pro forma effect of change in accounting principle reflects the impact of SAB 101 on previously reported results assuming SAB 101 had been in effect in those periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report. Our consolidated financial data includes SnapTrack, Inc. and other consolidated subsidiaries.

Overview

      We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We license and receive royalty payments on our CDMA technology from major domestic and international wireless telecommunications equipment suppliers.

      We are a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. We offer complete system solutions including software and integrated circuits for wireless handsets and infrastructure equipment. This complete system solution approach provides customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. We provide integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers.

      We provide satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. We design, manufacture and distribute products and provide services for our OmniTRACS and TruckMAIL (satellite-based mobile communications system), OmniExpress (terrestrial CDMA-based system) and LINQ (terrestrial GSM-based system) worldwide. Transportation companies and private fleets use our products to communicate with drivers, monitor vehicle location and provide customer service. We also integrate the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

      We provide an open applications platform for CDMA-based wireless devices to provide solutions for the wireless industry as it moves toward wireless Internet convergence. Our BREW product is a thin applications environment that provides applications developers with an open standard platform for wireless devices on which to develop their products. The BREW platform leverages the capabilities available in QCT integrated circuits, system software and Wireless Internet Launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. The BREW platform also enables over-the-air downloads of applications by end users directly to their BREW-enabled handsets. In November 2001, KTFreeTel, a leading CDMA carrier in Korea, began commercial service of BREW-enabled applications and services to subscribers, providing end users the ability to download wireless applications over the air and customize their phones with software that meets their individual needs. KTFreeTel’s wireless multimedia service runs on a CDMA2000 1X high-speed data network and is available to end users on color display handsets.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement the standard. We adopted SAB 101 in the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The effect of the adoption of SAB 101 on our results of operations for fiscal 2001, when applied retroactively, was to decrease revenue by $40 million and to increase the loss before income taxes and accounting change by $51 million. We recorded a $147 million loss, net of taxes of $98 million, as the cumulative effect of the accounting change as of the beginning of fiscal 2001 to reflect the deferral of revenue and expenses related to future periods. For fiscal 2001, we recognized $95 million in net income before income taxes and accounting change related to revenue and expense that was recognized in prior years.

      Prior to the adoption of SAB 101, we generally recorded revenue from non-refundable license fees on the effective date of the applicable license agreement. After the adoption of SAB 101, license fees are recognized ratably over the estimated period of future benefit to the licensee. Royalty revenue continues to be recorded as earned when reasonable estimates of such amounts can be made.

      Prior to the adoption of SAB 101, we recorded revenue from hardware product sales at the time of shipment, or when title and risk of loss passes to the customer, if later. After adoption of SAB 101, revenue and expense from certain hardware product sales contracted with a continuing service obligation that is essential to the functionality of the hardware are recognized ratably over the shorter of the estimated life of the hardware product or the expected service period. Revenue from hardware product sales without such a continuing service obligation is recorded when risk of loss and title pass to the customer. Messaging revenue continues to be recorded as earned.

      We were required to adopt Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. After adoption of FAS 133, unrealized gains and losses on these derivative instruments are recorded in the statement of operations. We recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to us in connection with our spin-off of Leap Wireless in September 1998. Additionally, we recorded $243 million in pre-tax unrealized losses on derivative instruments during fiscal 2001, primarily resulting from a decline in the market price of Leap Wireless stock which reduced the fair value of the Leap Wireless warrant. The new requirement to record unrealized gains and losses on these instruments in the statement of operations may cause substantial quarterly and annual fluctuations in operating results due to stock market volatility.

Strategic Investments and Financing

      We make strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA carriers and developers of innovative technologies or products for the wireless communications industry. QUALCOMM Ventures, an internal organization, selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales that are recognized in investment (expense) income. During fiscal 2002, we may reduce the planned sale of certain equity investments until market conditions improve. We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment (expense) income. During fiscal year 2001, we recognized $287 million in charges related to other-than-temporary losses on marketable and private securities.

      In December 2000, we announced a new CDMA license program designed to allow selected early stage companies to issue equity to us as a means of paying part of the license fees payable under our CDMA license agreements. We record license fee revenues based on the fair value of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This program will not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition varies depending on the terms of each agreement. During fiscal year 2001, we received $11 million in equity consideration for new or expanded licenses. In addition, we accepted $9 million in equity in satisfaction of cash license fee receivables during fiscal year 2001. At September 30, 2001, seven licensees have participated in this program.

The Vesper Companies

      In fiscal 1999, we made commitments to invest approximately $108 million in the Vesper Companies. The Vesper Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region and in the Sao Paulo state of Brazil. We subsequently participated in additional financing rounds completed by the Vesper Companies, thereby increasing our initial equity investment. In addition, we extended long-term financing to the Vesper Companies related to our financing arrangement with Ericsson. At September 30, 2001, our cumulative cash investment, including long-term financing, in the Vesper Companies totaled approximately $241 million. In January 2000, we acquired an approximate 2.5% interest in VeloCom, an investor in the Vesper Companies, for $15 million. In December 2000, we executed a Term Loan Agreement with VeloCom in which we agreed to provide $230 million of convertible debt financing, including $30 million for capitalized interest. The debt facility has a three-year term and bears interest at 18%. We funded approximately $172 million under this facility through September 30, 2001.

      As a result of a reorganization of the Vesper Companies initiated during fiscal 2001, we reassessed the recoverability of our assets related to the Vesper Companies and VeloCom and recorded $32 million in asset impairments and related charges, $90 million in investment (expense) income and $120 million in other non-operating charges. At September 30, 2001, we had approximately $124 million in remaining net assets, primarily consisting of finance receivables and notes receivable related to the Vesper Companies and VeloCom. The Vesper Companies are working to accomplish the terms of their restructuring with owners, vendors and creditors, which is expected to be completed in the first quarter of our fiscal 2002. The proposed transaction is contingent on several factors, and there is a risk it will not close. If the transaction closes, we expect to acquire an additional interest in the Vesper Companies for $266 million in equity commitments. We also expect to convert our Term Loan Agreement with VeloCom into an additional equity interest in VeloCom. After the close, we expect to hold a 49.9% interest in VeloCom, and direct and indirect interests in the Vesper Companies of 74% and 86%, respectively.

      We believe the Vesper Companies represent a strategic opportunity with their extensive installed CDMA network in Brazil, including the key cities of Sao Paulo and Rio de Janeiro. The Vesper Companies’ debt would be reduced in the proposed restructuring from approximately $1.3 billion to less than $200 million. Additionally, the term of the remaining debt would be extended through 2005, providing the Vesper Companies significant operational flexibility to support a growing business. If the proposed restructuring transaction closes, we intend to support the Vesper Companies while they, together with VeloCom, seek to partner with strategic investors and internationally recognized operators who have the ability to successfully enhance the Vesper Companies’ business and ultimately assume majority control. We would also consider other strategic alternatives such as spinning off our investment in the Vesper Companies to our shareholders. We will consolidate the results of the Vesper Companies if the proposed transaction closes in fiscal 2002. The Vesper Companies expect to incur increasing operating losses and negative cash flows from operations as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. We may incur significant losses in the future related to our proposed ownership of the Vesper Companies, and we cannot assure you that the Vesper Companies will ever operate profitably.

NextWave Telecom Inc.

      In November 1995, we purchased 1,666,666 shares of Series B common stock in NextWave Telecom Inc. (NextWave), a privately-held company, for $5 million. As part of the share purchase, we received warrants to buy 1,111,111 additional shares of Series B common stock at $3 per share. During March 1996, we converted a $15 million note receivable into 5,000,000 shares of Series B common stock. In June 1998, we recorded a $20 million impairment charge related to our investment in NextWave. Subsidiaries of NextWave filed for bankruptcy protection in June 1998 under Chapter 11 of the United States Bankruptcy Code. NextWave itself filed for bankruptcy protection in December 1998 under Chapter 11 of the United States Bankruptcy Code.

      In August 2001, NextWave filed a plan of reorganization with the United States Bankruptcy Court which requires total financing of approximately $5 billion to build-out an advanced 3G wireless network. The plan provides for payment of all valid claims against NextWave, including the claim of the FCC for the PCS licenses it granted to NextWave in 1997, plus interest as applicable. The plan also provides that NextWave’s debt for its C-block and F-block PCS licenses would be reinstated, with the government receiving all amounts due up to this point, in full, with the remaining balance to be paid in installments. Under this plan, NextWave indicated that it expects to construct wireless networks in 95 markets utilizing CDMA2000 1xEV-DO technology.

      During fiscal 2001, we sold 150,000 shares of NextWave series B common stock and recorded a realized gain of $1 million. At September 30, 2001, we owned 6,516,666 shares of Series B common stock and held warrants to purchase 1,111,111 shares of Series B common stock for $3 per share. We also held a $0.4 million promissory note convertible into 1,019,444 shares of Series C common stock.

      In August 2001, we committed to purchase 2,000,000 shares of Series A preferred stock in the reorganized NextWave for $300 million. Our investment was subject to approval by the United States Bankruptcy Court, successful consummation of NextWave’s August 2001 plan of reorganization, satisfactory resolution of all disputes involving NextWave’s PCS licenses and other conditions. Furthermore, our obligation to make this investment was subject to approval by the Bankruptcy Court on or before October 31, 2001 of the terms and conditions of our investment, as well as a certain Technology Cooperation Agreement dated as of August 15, 2001, as amended, between NextWave and us. NextWave also was entitled to terminate the investment commitment if a certain break-up fee contained in the subject Subscription Agreement was not approved by the Bankruptcy Court on or before October 31, 2001. The approvals required by October 31, 2001 have not been obtained, and we are entitled to terminate our investment agreement with NextWave. Furthermore, on November 8, 2001, NextWave’s bankruptcy counsel publicly announced that a settlement with the FCC had been reached pursuant to which NextWave would relinquish its C-block and F-block PCS licenses in return for a cash payment from the FCC. NextWave’s bankruptcy counsel indicated that if the settlement receives the necessary approvals, then NextWave intends to file a new plan of reorganization which takes into account the terms of the settlement. Our $300 million commitment is dependent on NextWave pursuing the plan of reorganization filed in August, 2001. Accordingly, if NextWave does abandon the plan filed in August, 2001 and proceeds with a new plan, then we will not be obligated to make the investment. As a result of the uncertainty surrounding NextWave’s financing plans, the terms of the settlement announced November 8, 2001 and other factors, there is significant uncertainty as to whether we will have the opportunity to make our planned investment in a reorganized NextWave.

Globalstar L.P.

      We have contracts with Globalstar to design, develop and manufacture subscriber products and ground telecommunications equipment. On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to us on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. Efforts, by Globalstar, to restructure its debt are on-going, and work on a final plan is expected to continue. However, Globalstar’s restructuring has not progressed as we had anticipated. Based on the current status of Globalstar’s restructuring efforts, we believe that we will not receive any of the contractual amounts due. As a result, in the fourth quarter of fiscal 2001, we recorded $44 million in net charges to establish reserves against remaining Globalstar-related assets. During fiscal 2001, we recorded total net charges of $49 million in cost of revenues, $519 million in asset impairment and related charges, $10 million in investment expense and $58 million in other non-operating charges related primarily to the impairment of certain assets. We expect Globalstar-related revenues to be negligible for fiscal 2002.

Other

      In March 2001, our wholly owned subsidiary, 3G Investments (Australia) Pty Limited, was awarded 2x10 MHz licenses in the Australian 3G wireless spectrum auctions for approximately $84 million. We entered the auctions to acquire appropriate spectrum to support a high-capacity CDMA2000 1X/1xEV-DO system in Australia, a country with significant CDMA growth prospects. Our successful participation in numerous spectrum auctions in the past has resulted in nationwide CDMA networks being deployed in other countries, including Mexico, Chile and Brazil. We are preparing to deploy CDMA2000 1X/1xEV-DO networks in Australia with commercial 3G services planned in 2002. The licenses can be used for commercial service starting in October 2002. The licenses will cover a total of 12 million potential customers in eight major markets, including Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart, Darwin and Canberra.

      In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, we advanced $10 million under a promissory note, bearing interest at 10%, that matures on January 31, 2002. At September 30, 2001, $144 million of the equity funding commitment is outstanding. We expect to fund the remaining commitment through June 2002.

      We provided financing to Pegaso under an equipment loan and a bridge facility. Pegaso operates a wireless network in Mexico. At September 30, 2001, $260 million and $414 million are outstanding under the equipment loan and the bridge facility, respectively, net of deferred interest and unearned fees. The bridge facility was payable in full on September 19, 2001 or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger with a third party. The bridge facility was amended in October 2001 to, among other things, change the timing of milestones required for the August 29, 2002 maturity from September 19 to October 31, 2001. A strategic sale or merger was not completed by October 31, 2001, such that Pegaso failed to meet covenants in both the amended bridge facility and the equipment loan. On October 31, 2001, Pegaso also failed to make a scheduled payment of approximately $3 million on the equipment loan, Pegaso is currently engaged in strategic discussions with a third party for a potential sale or merger, and we are actively working with Pegaso and the third party to complete a transaction or, alternatively, to assist Pegaso in raising additional funds. As the transaction did not close on the targeted date of October 31, 2001 and such additional financing is not certain, we ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001. The bridge facility is collateralized by a second lien on substantially all of Pegaso’s assets. We also have a commitment to provide an additional $96 million in long-term financing under an arrangement with Ericsson, subject to Pegaso meeting certain conditions. Pegaso is at an early stage of development and, if it remains independent, may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses from operations. Pegaso also has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier.

Fiscal 2001 Compared to Fiscal 2000

      Total revenues for fiscal 2001 were $2,680 million compared to $3,197 million for fiscal 2000. Total revenues for fiscal 2000 included $435 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold from fiscal 2000, total revenues decreased by $82 million in fiscal 2001. The decrease is primarily related to the implementation of SAB 101 in fiscal 2001, lower revenues related to the business with Globalstar, offset by higher royalties, higher unit shipments and average selling prices of MSM integrated circuits, higher CSM infrastructure integrated circuit revenues, and higher OmniTRACS messaging revenue. Revenue from Samsung Electronics Company (Samsung), Kyocera Wireless Corp. and LG Electronics, Inc., customers of both QCT and QTL, comprised an aggregate of 14%, 12% and 10% of total consolidated revenues, respectively, in fiscal 2001. In fiscal 2000, Samsung accounted for 11% of total consolidated revenues.

      Cost of revenues for fiscal 2001 was $1,035 million compared to $1,507 million for fiscal 2000. Total cost of revenues for fiscal 2000 included $433 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold from fiscal 2000, total cost of revenues decreased by $39 million in fiscal 2001, consistent with the decrease in revenues. Cost of revenues as a percentage of revenues was 39% for fiscal 2001 and 2000. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For fiscal 2001, research and development expenses were $415 million or 15% of revenues, compared to $340 million or 11% of revenues for fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies, offset by a decrease in terrestrial-based CDMA wireless consumer phone products research and development as a result of exiting this business in February 2000. In addition, the percentage increase is attributed to a more significant reduction in revenue relative to research and development expenses as a result of the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For fiscal 2001, selling, general and administrative expenses were $367 million or 14% of revenues, compared to $343 million or 11% of revenues for fiscal 2000. The dollar and percentage increases in selling, general and administrative expenses from fiscal 2000 were primarily due to expansion of international business activities in China, Japan, South Korea and Europe, trade show expenses related to the expansion of the integrated circuit customer base and product portfolio and the introduction of our BREW application development platform, offset by a decrease in marketing costs for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000. In addition, the percentage increase is attributed to a more significant reduction in revenue relative to selling, general and administrative expenses as a result of the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      Amortization of goodwill and other acquisition-related intangible assets was $255 million for fiscal 2001, compared to $146 million in fiscal 2000. For fiscal 2001, no purchased in-process technology was recorded, compared to $60 million in fiscal 2000. The increase in amortization in fiscal 2001 and the purchased in-process technology charge in fiscal 2000 resulted from the acquisition of SnapTrack, Inc. (SnapTrack) in March 2000.

      For fiscal 2001, asset impairment and related charges were $550 million, compared to $46 million for fiscal 2000. Asset impairment and related charges during fiscal 2001 were comprised primarily of $519 million in charges resulting from management’s determination that certain assets related to the Globalstar business were impaired and $32 million in charges related to reserves recorded against finance receivables from the Vesper Companies. Asset impairment and related charges during fiscal 2000 were primarily related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For fiscal 2001, other operating expenses were $51 million, compared to $32 million in fiscal 2000. Other operating expenses for fiscal 2001 were comprised of a $62 million arbitration decision against us, offset by $11 million in other income related to the irrevocable transfer of a portion of an FCC Auction Discount Voucher to a third-party. Other operating expenses during fiscal 2000 were comprised primarily of employee termination and other costs related to the sale of the terrestrial-based CDMA wireless consumer phone business.

      Interest expense was $10 million for fiscal 2001, compared to $5 million for fiscal 2000. The increase was primarily related to interest charges resulting from an arbitration decision against us, offset by lower interest expense resulting from decreased bank borrowings.

      Net investment expense was $256 million for fiscal 2001 compared to net investment income of $494 million for fiscal 2000. The decrease was primarily due to a $200 million reduction in net realized gains on marketable and other securities, $243 million in unrealized losses on derivative instruments, $148 million in unrealized losses related to other-than-temporary losses on marketable securities, $140 million in unrealized other-than-temporary losses on other investments and a $20 million increase in equity in losses of investees.

      There were no distributions on Trust Convertible Preferred Securities in fiscal 2001 due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during fiscal 2000. We recorded $13 million in distributions for fiscal 2000.

      Other non-operating charges were approximately $167 million in fiscal 2001 compared to $2 million in fiscal 2000. Other non-operating charges in fiscal 2001 were primarily comprised of a $120 million write-down of the note receivable from VeloCom to its fair value and $58 million in write-downs of recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $105 million for fiscal 2001 compared to $527 million for fiscal 2000. The annual effective tax rate was negative 25% for fiscal 2001, compared to a 44% rate for fiscal 2000. The estimated annual effective tax rate is negative primarily as a result of foreign taxes paid for which it is more likely than not we will not receive a tax benefit. The difference in the tax rate from the prior year is primarily due to the loss for fiscal 2001 resulting from certain asset impairment and related charges. We have provided a valuation allowance on substantially all of our deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. Our net deferred tax assets increased by $631 million in fiscal 2001, and the resulting increase in the valuation allowance was reflected in part as an increase to the tax expense and in part as a reduction of stockholders’ equity. The total expense related to the increase in the valuation allowance was $185 million.

      We recorded an $18 million loss, net of taxes, in fiscal 2001 as the net cumulative effect of changes in accounting principle at September 25, 2000. The cumulative effect of the adoption of SAB 101 was a $147 million loss, net of taxes, offset by a $129 million gain, net of taxes, resulting from the cumulative effect of the adoption of FAS 133. The gain resulting from the adoption of FAS 133 related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to us in connection with our spin-off of Leap Wireless in September 1998.

Fiscal 2000 Compared to Fiscal 1999

      Total revenues for fiscal 2000 were $3,197 million compared to $3,937 million for fiscal 1999. The decrease in revenue for fiscal 2000 was primarily due to a decrease in revenues from the terrestrial CDMA wireless consumer phone business which was sold in February 2000, a decrease in the wireless infrastructure product revenue related to the sale of this business in May 1999 and a decrease in average selling prices of integrated circuits, offset by significant increases in royalty revenues and in CDMA integrated circuits unit volume. Revenue from one South Korean customer, Samsung Electronics Company, by the QCT and QTL segments comprised an aggregate of 11% and 9% of total revenues in fiscal 2000 and 1999.

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

      For fiscal 2000, research and development expenses were $340 million or 11% of revenues, compared to $381 million or 10% of revenues for fiscal 1999. The decrease in research and development expenses was due to a decrease in terrestrial CDMA wireless consumer phone and infrastructure product research and development as a result of exiting these businesses, offset by increased integrated circuit product initiatives and software development efforts and new 1xEV-DO products.

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

      For fiscal 2000, asset impairment and related charges were $46 million, compared to $143 million for fiscal 1999. Asset impairment and related charges during fiscal 2000 were comprised primarily of charges to reflect the estimated difference between the carrying value of the net assets and the consideration received from Kyocera related to the sale of the terrestrial CDMA wireless consumer phone business, less costs to sell. During fiscal 1999, asset impairment and related charges were comprised primarily of $66 million in charges to reflect the difference between the carrying value of the net assets to be sold to Ericsson and the net consideration received and various license and settlement agreements in connection therewith and $77 million in charges to reduce the carrying value of certain other assets related to our terrestrial CDMA wireless infrastructure business.

      For fiscal 2000, other operating expenses were $32 million, compared to $97 million for fiscal 1999. Other operating expenses during fiscal 2000 were comprised primarily of employee termination costs related to the sale of the terrestrial CDMA wireless consumer phone business to Kyocera. Other operating expenses for fiscal 1999 were comprised primarily of payroll and compensation benefits provided to employees transferred to Ericsson related to the sale of our terrestrial CDMA wireless infrastructure business.

      Interest expense was $5 million for fiscal 2000, compared to $15 million for fiscal 1999. The decrease was due to decreased bank borrowings by QPE and the subsequent payoff and cancellation of the QPE bank lines of credit in February 2000.

      Net investment income was $494 million for fiscal 2000 compared to $25 million for fiscal 1999. The increase was primarily due to a $270 million realized gain on the sale of marketable securities and a $195 million increase in income related to interest earned on higher cash balances and interest earned on finance receivables.

      Distributions on Trust Convertible Preferred Securities decreased to $13 million for fiscal 2000 compared to $39 million for fiscal 1999 as a result of conversions of the 5 3/4% Trust Convertible Preferred Securities outstanding into common stock. During the second quarter of fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into common stock.

      During fiscal 2000, we recorded $2 million in net non-operating other charges, including $6 million in charges relating to amounts advanced to Metrosvyaz, and the release of a $4 million contingent liability due to a settlement. During fiscal 1999, we recorded $69 million in non-operating charges, including $37 million related to the Ericsson transaction and $15 million related to the write-off of non-operating assets.

      Income tax expense was $527 million for fiscal 2000 compared to $106 million for fiscal 1999. The annual effective tax rate was 44% for fiscal 2000, compared to 35% for fiscal 1999. The higher tax rate is primarily a result of nondeductible charges for purchased in-process technology and amortization of goodwill and higher pre-tax earnings relative to tax deductions. We have provided a valuation allowance on our net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income.

Our Segment Results for Fiscal 2001 Compared to Fiscal 2000

CDMA Technologies Segment (QCT)

      QCT segment revenues for fiscal 2001 were $1,365 million compared to $1,239 million fiscal 2000. Earnings before taxes for fiscal 2001 were $306 million compared to $392 million for fiscal 2000. Revenues increased due to higher unit shipments and average selling prices of MSM integrated circuits and higher shipments of CSM infrastructure integrated circuit voice channels to wireless communications manufacturers. The decrease in earnings before taxes was primarily due to increased research and development, as well as increased general, administrative, selling and marketing expenses. The increased research and development is primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multimode, multi-network, products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies, as well as increased advertising expenses for these products. Approximately 58 million MSM integrated circuits were sold during fiscal 2001, compared to approximately 52 million for fiscal 2000. Approximately nine million CSM infrastructure integrated circuits equivalent voice channels were sold during fiscal 2001, compared to approximately two million for fiscal 2000.

Technology Licensing Segment (QTL)

      QTL segment revenues for fiscal 2001 were $782 million compared to $705 million for fiscal 2000. Earnings before taxes for fiscal 2001 were $717 million compared to $633 million for fiscal 2000. The increase in revenues and earnings before taxes was primarily due to an increase in royalties resulting from an increase in worldwide demand for products based on CDMA technologies, offset by the impact of adopting SAB 101. Earnings before taxes included $11 million in other income related to the irrevocable transfer of a portion of an FCC Auction Discount Voucher to a third-party.

Wireless Systems Segment (QWS)

      QWS segment revenues for fiscal 2001 were $408 million compared to $721 million for fiscal 2000. Earnings before taxes for fiscal 2001 of $66 million compared to earnings before taxes of $272 million for fiscal 2000. Revenues and earnings decreased primarily due to significantly lower shipments of Globalstar portable and fixed phones to service providers and the decision to not recognize revenue on business with Globalstar before cash is received, offset by an increase in OmniTRACS messaging services revenue. We shipped approximately 43,000 OmniTRACS and other related communications systems during fiscal 2001, compared to approximately 56,000 in fiscal 2000. The decrease in unit shipments is due to United States economic conditions affecting the domestic long-haul trucking industry. We shipped less than 100 Globalstar portable and fixed phones in fiscal 2001 compared to 96,000 in fiscal 2000. The decrease in unit shipments is primarily due to the pending restructuring of Globalstar and other uncertainties related to the Globalstar business. Given the current reduced level of business related to Globalstar, we have transferred a number of our QWS staff into other parts of our business to meet staffing needs.

Liquidity and Capital Resources

      We anticipate that our cash and cash equivalents and marketable securities balances of $2,581 million at September 30, 2001, including interest to be earned thereon, will be used to fund our working and other capital requirements, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance. On July 24, 2001, we announced that we no longer plan to spin-off our integrated circuits and system software business. Although we are withdrawing the plan to spin-off this business, we would reconsider if conflicts arise that adversely affect our ability to operate each business in the best interests of our stockholders.

      In fiscal 2001, $691 million in cash was provided by operating activities, compared to $791 million in cash provided by operating activities in fiscal 2000. Cash provided by operating activities in fiscal 2001 and fiscal 2000 includes $1,051 million and $1,283 million, respectively, of net cash flow provided by operations. In fiscal 2001, cash flow provided by operations were offset by increases in finance receivables and inventories and a reduction in trade accounts payable, payroll, benefits and other liabilities, offset by a decrease in accounts receivable and other assets and an increase in unearned revenue. In fiscal 2000, cash flow provided by operations were offset by an increase in finance receivables and decreases in accounts payable and payroll, benefits and other liabilities, offset by a decrease in accounts receivables. These changes for fiscal year 2001 and 2000 totaled $360 million and $492 million, respectively.

      In fiscal 2001, $149 million in cash was used in investing activities, primarily including $247 million for other investments and acquisitions, $226 million for the issuance of notes receivable, $84 million for the purchase of wireless licenses, $114 million in capital expenditures and $205 million in net purchases of available-for-sale securities, offset by $672 million in net maturities of held-to-maturity securities, $16 million on collection of notes receivables and $27 million in proceeds from the sale of investments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In addition to our commitments to the Vesper Companies and Inquam, equity funding commitments related to other strategic investments total $48 million at September 30, 2001, which we intend to fund through fiscal 2009.

      In fiscal 2001, our financing activities provided $134 million, comprised primarily of the issuance of common stock under our stock option and employee stock purchase plans. In fiscal 2000, our financing activities provided $28 million, including $144 million from the issuance of common stock under our stock option and employee stock purchase plans, offset by $112 million in net repayments under bank lines of credit.

      At September 30, 2001, our remaining commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $531 million, including $96 million for Pegaso. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $131 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

      Under the terms of the senior credit facility between us and Leap Wireless, we are committed to fund up to $125 million until the earlier of settlement of the FCC’s current auction of PCS spectrum or Leap Wireless’ withdrawal from the auction. At September 30, 2001, no cash has been advanced to Leap Wireless, but $1 million in loan fees and accrued interest are outstanding under the facility.

      In addition to the financing commitments to Leap Wireless and Ericsson, we had $4 million of letters of credit and $12 million of other financial guarantees and commitments outstanding as of September 30, 2001, none of which are collateralized.

Future Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1,

2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 142 on September 30, 2002, the beginning of fiscal 2003. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our operating results and financial position.

      In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 replaces FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occuring Events and Transactions.” FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 144 as of the beginning of fiscal 2003. We have not yet determined the impact this standard will have on our operating results and financial position.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Market Risk. We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. Investments in marketable debt securities are classified as available-for-sale and held-to-maturity. Interest income earned on our short-term investment portfolio is affected by changes in the general level of United States interest rates, while interest income earned on long-term fixed income investments is not affected in the near term. (See Note 2 to the Consolidated Financial Statements for information about investments in marketable debt securities.)

      Finance receivables bear interest at both fixed and variable rates (see Note 3 to the Consolidated Financial Statements for information about finance receivables). Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of United States interest rates and/or LIBOR. Fair values will vary as interest rates change.

      We have other notes receivable from third parties included in other assets. These facilities bear interest at variable rates. Interest earned on credit facilities included in other assets is affected by changes in LIBOR, and fair value will vary as interest rates change.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates. All financial instruments are held for purposes other than trading. For our fixed income investment portfolio, finance receivables and credit facilities in other assets, the table presents principal cash flows and related weighted-average yield at cost and contractual interest rates for fixed income securities and finance receivables or other credit facilities, respectively, by expected maturity dates. Additionally, we have assumed that our fixed income securities are similar enough to aggregate those securities for presentation purposes.

Interest Rate Sensitivity

Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)

							No Single		Fair
	2002	2003	2004	2005	2006	Thereafter	Maturity	Total	Value

Fixed income securities	$281	$379	$220	$15	$19	$—	$121	$1,035	$1,044
Interest rate	6.4%	4.6%	5.0%	5.0%	4.9%		4.4%
Finance receivables:
Fixed rate	$28	$1	$—	$—	$—	$419	$—	$448	$425
Interest rate	17.0%	12.9%				18.0%
Variable rate (LIBOR)	$2	$25	$58	$96	$62	$698	$—	$941	$319
Margin over LIBOR	4.8%	4.9%	5.1%	5.6%	6.0%	3.5%
Credit facilities in other assets:
Fixed rate	$34	$—	$196	$—	$—	$2	$—	$232	$101
Interest rate	11.4%		4.6%			10.0%
Variable rate (LIBOR)	$39	$—	$—	$—	$2	$26	$—	$67	$42
Margin over LIBOR	12.0%				1.9%	0.0%

      Equity Price Risk. We hold available-for-sale securities and derivative instruments subject to equity price risk. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject us to equity price risk. The fair values of available-for-sale securities total $199 million and $426 million, respectively, at September 30, 2001 and at September 24, 2000. The fair values of these securities are based on the market prices of the securities. To the extent we own a large number of securities relative to the trading volumes of these securities, the market prices may be higher than the prices we would realize if our shares were sold. The available-for-sale securities are held for purposes other than trading. As of September 30, 2001, two securities constituted approximately 20% of the fair value of the available-for-sale securities portfolio.

      We received a warrant in connection with the Leap Wireless spin-off to purchase Leap Wireless common stock at $6.11 per share. At September 30, 2001, we are entitled to purchase 3,375,000 shares of Leap Wireless common stock (see Notes 1 and 15 to the Consolidated Financial Statements for a description of our accounting policy for this instrument and further information). The recorded and fair values of the warrant are $49 million and $250 million, respectively, at September 30, 2001 and at September 24, 2000. The estimated fair value of the warrant is directly correlated to movements in the price of the Leap Wireless stock. The warrant is held for purposes other than trading. During fiscal 2001, we recorded $243 million in losses on derivative instruments, offset by a $129 million accounting change, net of income taxes, primarily related to this warrant.

      We strategically invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. During fiscal 2001, many high-technology stocks experienced a significant decrease in value, negatively affecting the fair value of our available-for-sale equity securities and derivative instruments. Investment concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the overall price volatility.

      Our strategic investments in other entities consist substantially of investments accounted for under the equity and cost methods that are predominantly closely held and not publicly traded. These investments are held for purposes other than trading. Accordingly, we believe that our exposure to market risk from these investments is not material. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

      Foreign Exchange Market Risk. See Note 1 to the Consolidated Financial Statements for a description of our foreign currency accounting policies and information about our currency exposure management practices. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of forward contracts. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. At September 30, 2001 we had one foreign currency forward contract outstanding; no such contracts were outstanding at September 24, 2000. The amount of the unrealized loss as of September 30, 2001 is not material.

      Financial instruments held by consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. At the present time, we may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could suffer unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While we may hedge certain transactions with non-United States customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies.

      Finance receivables and notes receivable from international carriers that do not use the United States dollar as their functional currencies subject us to credit risk. Because our financing is dollar denominated, any significant change in the value of the dollar against the debtors’ functional currencies could result in an increase in the debtor’s cash flow requirements and could thereby affect our ability to collect our receivables. At September 30, 2001, finance receivables from international customers totaled $735 million.

      Our analysis methods used to assess and mitigate risk discussed above should not be considered projections of future risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements at September 30, 2001 and 2000 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding directors is incorporated by reference to our Incorporated Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2002 (the “Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

      Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)     Exhibits:

Exhibit
Number	Description

2.2	Asset Purchase Agreement dated as of March 24, 1999 between the Company and Telefonaktiebolaget LM Ericsson.(20)
2.3	Asset Purchase Agreement dated as of December 22, 1999 among the Company, Kyocera Wireless Corp. and Kyocera International, Inc.(25)
2.4	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000 among the Company, Falcon Acquisition Corporation and SnapTrack, Inc.(27)
3.1	Restated Certificate of Incorporation.(1)

Exhibit
Number	Description

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(7)(26)
3.3	Certificate of Designation of Preferences.(12)
3.4	Bylaws.(2)
3.5	Amendment of the Bylaws.(14)
10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(2)(11)
10.2	1991 Stock Option Plan, as amended.(11)(18)
10.4	Form of Supplemental Stock Option Grant under the 1991 Stock Option Plan.(2)(11)
10.5	1991 Employee Stock Purchase Plan.(11)(18)
10.6	Form of Employee Stock Purchase Plan Offering under the 1991 Employee Stock Purchase Plan.(2)(11)
10.10	Agreement dated April 17, 1989 between the Company and PACTEL Corporation.(2)(3)
10.11	CDMA Technology Agreement and related Patent License Agreement, each dated July 3, 1990 between the Company and American Telephone & Telegraph Company.(2)(3)
10.12	DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)
10.13	JSM Shareholders Agreement dated May 24, 1991 between the Company, C. Itoh, Ltd. and Nippon Steel Corporation.(2)(3)
10.14	401(k) Plan.(2)
10.15	Amendments dated January 15, 1992 and February 7, 1992 to that certain Technology Agreement dated July 3, 1990 with American Telephone & Telegraph Company.(4)
10.16	Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)
10.17	Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).(11)(12)
10.18	Form of Stock Option Grant under the Directors’ Plan, with related schedule.(6)(11)
10.20	Contract dated March 18, 1994 between the Company and Globalstar, L.P.(7)(8)
10.21	Executive Retirement Matching Contribution Plan, as amended.(11)(25)
10.22	1996 Non-qualified Employee Stock Purchase Plan.(10)(11)
10.23	Stockholder Rights Plan.(9)
10.25	Credit Agreement dated as of March 11, 1998, among QUALCOMM Incorporated, as Borrower, the Lender Parties, Bank of America N.T. & S.A., as Administrative Agent, Syndication Agent and Initial Issuing Bank, and Citibank, N.A., as Documentation Agent and Syndication Agent.(15)(16)
10.26	Warrant dated as of September 23, 1998 issued to the Company by Leap Wireless International, Inc.(17)
10.27	Credit Agreement dated as of September 23, 1998 between the Company and Leap Wireless International, Inc.(17)
10.28	Master Agreement Regarding Equipment Procurement dated as of September 23, 1998 between the Company and Leap Wireless International, Inc.(17)
10.29	1998 Non-Employee Director’s Stock Option Plan.(11)(18)
10.31	Credit Agreement dated as of March 24, 1999, among QUALCOMM Incorporated, as Borrower, the Lender Parties, Bank of America National Trust & Savings Association as Administrative Agent and Syndication Agent, and Citibank N.A., as Documentation Agent and Syndication Agent.(20)

Exhibit
Number	Description

10.32	Multi-Product License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(20)
10.33	Subscriber Unit License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(20)
10.34	Settlement Agreement and Mutual Release between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(20)
10.35	First Amendment to Revolving Credit Agreement between QUALCOMM Incorporated, Bank of America National Trust & Savings Association, et al, and Citibank N.A. dated March 24, 1999.(20)
10.36	Amendment No. 1 dated as of May 24, 1999 to the Asset purchase Agreement dated as of March 24, 1999 between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson (publ).(21)
10.37	Amendment to Stockholder Rights Plan dated November 15, 1999.(22)
10.38	Credit Agreement dated as of May 5, 2000 between Globalstar, L.P. and the Company. (23)
10.39	2001 Stock Option Plan.(28)
10.40	Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(28)
10.41	2001 Employee Stock Purchase Plan.(28)
10.42	2001 Non-Employee Directors’ Stock Option Plan.(28)
10.43	Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(28)
10.44	Bridge Loan Agreement dated as of May 27, 1999 with Amendments hereto, among QUALCOMM Incorporated, as lender, and PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., as Borrower, and CITIBANK, N.A., as administrative agent for Lender, and SOCIETE GENERALE, as Syndication Agent, and ABN AMRO BANK N.V., as Documentation Agent.(30)
10.45	Common Agreement dated December 15, 1998, among PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., PEGASO PCS, S.A. DE C.V., PEGASO TELECOMUNICACIONES, S.A. DE C.V., PEGASO RECURSOS HUMANOS. S.A. DE C.V. and CITIBANK, NA., as Intercreditor Agent, and CITIBANK MEXICO, S.A., GRUPO FINANCIERO CITIBANK, as Collateral Agent and CITIBANK INTERNATIONAL PLC, as Alcatel Administrative Agent, N.A., and ABN AMRO BANK N.V., as QUALCOMM Administrative Agent.(30)
10.46	Credit Agreement dated as of September 25, 1998 with Amendments hereto, among QUALCOMM Incorporated, as lender, PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., as borrower.(30)
21	Subsidiaries of the Registrant.(29)
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to page 48.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(3)	Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated December 12, 1991.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

(5)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(8)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 7, 1994.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 26, 1995.

(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-2750) filed on March 25, 1996.

(11)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-26069).

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(16)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 14, 1998.

(17)	Filed as an exhibit to the Registration Statement on Form 10, as amended, initially filed on July 1, 1998 by Leap Wireless International, Inc. (File No. 0-29752).

(18)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-69457) filed on December 22, 1998.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 1999.

(22)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1999.

(23)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Globalstar Telecommunications Limited for the quarter ended March 31, 2000.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 1999.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2000.

(28)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001. The compensatory plan contract or arrangement of which the Company’s directors and named executive officers may participate.

(29)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(30)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALCOMM Incorporated

/s/ IRWIN MARK JACOBS

Irwin Mark Jacobs
Chief Executive Officer and Chairman

Dated: November 9, 2001

POWER OF ATTORNEY

      Know all persons by these presents, that each person whose signature appears below constitutes and appoints Irwin Mark Jacobs and Anthony S. Thornley, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Registrant in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ IRWIN MARK JACOBS Irwin Mark Jacobs	Chief Executive Officer and Chairman (Principal Executive Officer)	November 9, 2001
/s/ ANTHONY S. THORNLEY Anthony S. Thornley	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2001
/s/ RICHARD C. ATKINSON Richard C. Atkinson	Director	November 9, 2001
/s/ ADELIA A. COFFMAN Adelia A. Coffman	Director	November 9, 2001
/s/ DIANA LADY DOUGAN Diana Lady Dougan	Director	November 9, 2001
/s/ NEIL KADISHA Neil Kadisha	Director	November 9, 2001
/s/ ROBERT E. KAHN Robert E. Kahn	Director	November 9, 2001
/s/ JEROME S. KATZIN Jerome S. Katzin	Director	November 9, 2001
/s/ DUANE A. NELLES Duane A. Nelles	Director	November 9, 2001
/s/ PETER M. SACERDOTE Peter M. Sacerdote	Director	November 9, 2001
/s/ FRANK SAVAGE Frank Savage	Director	November 9, 2001
/s/ BRENT SCOWCROFT Brent Scowcroft	Director	November 9, 2001
/s/ MARC I. STERN Marc I. Stern	Director	November 9, 2001
/s/ RICHARD SULPIZIO Richard Sulpizio	Director	November 9, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of QUALCOMM Incorporated

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries (the “Company”) at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue and adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” during the year ended September 30, 2001.

PRICEWATERHOUSECOOPERS LLP

San Diego, California

November 5, 2001

QUALCOMM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	September 30,

	2001	2000

Current assets:
Cash and cash equivalents	$1,388,602	$716,871
Marketable securities	894,577	1,055,522
Accounts receivable, net	517,557	606,979
Finance receivables, net	10,345	128,515
Inventories, net	95,863	85,366
Other current assets	147,814	136,727

Total current assets	3,054,758	2,729,980
Marketable securities	297,333	748,521
Finance receivables, net	733,491	799,404
Other investments	263,520	384,859
Property, plant and equipment, net	431,396	431,705
Goodwill, net	585,046	821,834
Other assets	381,589	146,679

Total assets	$5,747,133	$6,062,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$106,433	$112,856
Payroll and other benefits related liabilities	117,795	128,836
Unearned revenue	184,461	68,419
Other current liabilities	112,300	162,182

Total current liabilities	520,989	472,293
Unearned revenue	295,005	497
Other liabilities	35,437	27,221

Total liabilities	851,431	500,011

Commitments and contingencies (Notes 3, 4 and 11)
Minority interest in consolidated subsidiaries	5,887	46,643

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at September 30, 2001 and 2000	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 763,289 and 747,651 shares outstanding at September 30, 2001 and 2000	76	75
Paid-in capital	4,791,559	4,653,818
Retained earnings	322,347	871,090
Accumulated other comprehensive loss	(224,167)	(8,655)

Total stockholders’ equity	4,889,815	5,516,328

Total liabilities and stockholders’ equity	$5,747,133	$6,062,982

See accompanying notes.

QUALCOMM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended September 30,

	2001	2000	1999

Revenues	$2,679,786	$3,196,780	$3,937,299

Operating expenses:
Cost of revenues	1,035,103	1,507,122	2,485,072
Research and development	414,760	340,407	381,139
Selling, general and administrative	367,155	342,940	425,118
Amortization of goodwill and other acquisition-related intangible assets	255,230	145,643	823
Purchased in-process technology	—	60,030	—
Asset impairment and related charges	549,783	45,743	143,338
Other	50,825	32,257	96,669

Total operating expenses	2,672,856	2,474,142	3,532,159

Operating income	6,930	722,638	405,140
Interest expense	(10,235)	(4,923)	(14,698)
Investment (expense) income, net (Note 6)	(255,999)	494,191	24,576
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	(13,039)	(39,297)
Other (Note 4)	(167,001)	(2,062)	(69,035)

(Loss) income before income taxes and accounting change	(426,305)	1,196,805	306,686
Income tax expense	(104,501)	(526,594)	(105,807)

(Loss) income before accounting change	(530,806)	670,211	200,879
Accounting changes, net of tax (Note 1)	(17,937)	—	—

Net (loss) income	$(548,743)	$670,211	$200,879

Basic net (loss) earnings per common share:
(Loss) income before accounting change	$(0.71)	$0.93	$0.34
Accounting change, net of tax	(0.02)	—	—

Net (loss) income	$(0.73)	$0.93	$0.34

Diluted net (loss) earnings per common share:
(Loss) income before accounting change	$(0.71)	$0.85	$0.31
Accounting change, net of tax	(0.02)	—	—

Net (loss) income	$(0.73)	$0.85	$0.31

Shares used in per share calculations:
Basic	755,969	717,205	594,714

Diluted	755,969	800,121	649,889

See accompanying notes.

QUALCOMM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30

	2001	2000	1999

Operating Activities:
Net (loss) income	$(548,743)	$670,211	$200,879
Depreciation and amortization	319,811	243,842	158,429
Purchased in-process technology	—	60,030	—
Asset impairment and other non-cash charges and credits	733,476	75,872	268,881
Net realized gains on marketable securities and investments	(70,146)	(270,132)	(5,663)
Net unrealized loss on derivative instruments	243,308	—	—
Net unrealized other-than-temporary losses on marketable securities and other investments	287,174	—	—
Minority interest in income of consolidated subsidiaries	3,769	6,264	13,066
Equity in losses of investees	35,192	15,117	15,140
Non-cash income tax expense (benefit)	29,948	481,621	(96,595)
Accounting changes, net of tax	17,937	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	69,541	233,281	(275,846)
Finance receivables, net	(354,140)	(372,072)	(304,546)
Inventories, net	(40,735)	(68,776)	40,102
Other assets	27,519	(29,757)	(8,206)
Trade accounts payable	(13,838)	(164,756)	(5,826)
Payroll, benefits, and other liabilities	(67,440)	(99,976)	191,187
Unearned revenue	18,858	10,012	(10,495)

Net cash provided by operating activities	691,491	790,781	180,507

Investing Activities:
Capital expenditures	(114,191)	(163,182)	(180,237)
Purchases of wireless licenses	(83,774)	—	—
Purchases of available-for-sale securities	(1,182,698)	(993,512)	—
Proceeds from sale of available-for-sale securities	977,285	571,492	7,163
Purchases of held-to-maturity securities	(301,870)	(1,392,310)	(858,108)
Maturities of held-to-maturity securities	973,879	1,218,189	150,873
Issuance of notes receivable	(225,747)	(214,267)	(171,414)
Collection of notes receivable	15,581	229,654	45,754
Proceeds from sale of businesses	—	246,990	98,097
Proceeds from sale of other investments	26,730	—	—
Other investments and acquisitions	(246,538)	(273,668)	(43,568)
Other items, net	11,921	5,963	(2,192)

Net cash used by investing activities	(149,422)	(764,651)	(953,632)

Financing Activities:
Net borrowings under bank lines of credit	—	(112,000)	(39,000)
Net proceeds from issuance of common stock	132,690	143,768	1,311,925
Other items, net	895	(4,148)	(2,621)

Net cash provided by financing activities	133,585	27,620	1,270,304

Effect of exchange rate changes on cash	(3,923)	3,105	(13,009)

Net increase in cash and cash equivalents	671,731	56,855	484,170
Cash and cash equivalents at beginning of year	716,871	660,016	175,846

Cash and cash equivalents at end of year	$1,388,602	$716,871	$660,016

See accompanying notes.

QUALCOMM INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Accumulated Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity

Balance at September 30, 1998	564,726	$56	$959,218	$—	$(1,678)	$957,596

Components of comprehensive income:
Net income	—	—	—	200,879	—	200,879
Foreign currency translation	—	—	—	—	(26,100)	(26,100)
Change in unrealized gain on securities, net of income taxes of $74,410	—	—	—	—	110,690	110,690

Total comprehensive income						285,469

Exercise of stock options	48,994	5	205,223	—	—	205,228
Tax benefit from exercise of stock options	—	—	290,817	—	—	290,817
Issuance for Employee Stock Purchase and Executive Retirement Plans	4,994	1	31,570	—	—	31,571
Stock-based compensation expense	—	—	8,613	—	—	8,613
Sale of common stock	27,600	3	1,079,312	—	—	1,079,315
Issuance of common stock upon conversion of Trust Convertible Preferred Securities	49	—	445	—	—	445
Adjustment to spin-off of Leap Wireless (Note 15)	—	—	12,701	—	—	12,701

Balance at September 30, 1999	646,363	65	2,587,899	200,879	82,912	2,871,755

Components of comprehensive income:
Net income	—	—	—	670,211	—	670,211
Foreign currency translation	—	—	—	—	2,756	2,756
Change in unrealized gain on securities, net of income taxes of $45,185	—	—	—	—	67,216	67,216
Reclassification adjustment for gains included in net income, net of income taxes of $108,593	—	—	—	—	(161,539)	(161,539)

Total comprehensive income						578,644

Exercise of stock options and warrants	22,101	2	109,825	—	—	109,827
Tax benefit from exercise of stock options	—	—	217,846	—	—	217,846
Issuance for Employee Stock Purchase and Executive Retirement Plans	749	—	31,186	—	—	31,186
Stock-based compensation expense	—	—	25,400	—	—	25,400
Shares issued for business acquisitions	5,815	1	1,036,940	—	—	1,036,941
Issuance of common stock upon conversion of Trust Convertible Preferred Securities	72,623	7	644,722	—	—	644,729

Balance at September 30, 2000	747,651	75	4,653,818	871,090	(8,655)	5,516,328

Components of comprehensive loss:
Net loss	—	—	—	(548,743)	—	(548,743)
Foreign currency translation	—	—	—	—	(39,515)	(39,515)
Change in unrealized loss on securities, net of income taxes of $42,551	—	—	—	—	(222,931)	(222,931)
Reclassification adjustment for gains included in net loss, net of income taxes of $18,181	—	—	—	—	(27,044)	(27,044)

	Common Stock				Accumulated Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity

Reclassification adjustment for other-than-temporary losses on marketable securities included in net loss, net of income taxes of $47,092	—	—	—	—	70,053	70,053
Reclassification adjustment for losses included in accounting change, net of income taxes of $2,638	—	—	—	—	3,925	3,925

Total comprehensive loss						(764,255)

Exercise of stock options	14,831	1	92,051	—	—	92,052
Issuance for Employee Stock Purchase and Executive Retirement Plans	758	—	40,639	—	—	40,639
Stock-based compensation expense	—	—	2,661	—	—	2,661
Shares issued for business acquisitions	49	—	—	—	—	—
Adjustment to spin-off of Leap Wireless (Note 15)	—	—	2,390	—	—	2,390

Balance at September 30, 2001	763,289	$76	$4,791,559	$322,347	$(224,167)	$4,889,815

See accompanying notes.

QUALCOMM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies

The Company

      QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services based on its Code Division Multiple Access (CDMA) technology. The Company licenses and receives royalty payments on its CDMA technology from major domestic and international wireless telecommunications equipment suppliers.

      The Company is also a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. The Company offers a complete system solution including software and integrated circuits for wireless handsets and infrastructure equipment. This complete system solution approach provides customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. The Company provides integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers.

      The Company provides satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. The Company develops, designs, manufactures and distributes products and provides services for OmniTRACS and TruckMAIL (satellite-based mobile communications system), OmniExpress (terrestrial CDMA-based system) and LINQ (terrestrial GSM-based system) worldwide. Transportation companies and private fleets use the Company’s products to communicate with drivers, monitor vehicle location and provide customer service. The Company also integrates the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

Principles of Consolidation

      The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany accounts and transactions have been eliminated.

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

Fiscal Year

      The Company operates and reports using a 52–53 week fiscal year ending on the last Sunday in September. As a result, the fiscal years ended September 30, 2001, 2000, and 1999 include 53 weeks, 52 weeks, and 52 weeks, respectively. For presentation purposes, the Company has indicated its fiscal years as ending on September 30.

Revenues

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The SEC staff subsequently amended

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAB 101 to provide registrants with additional time to implement the standard. The Company adopted SAB 101 in the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001.

      Prior to the adoption of SAB 101, the Company generally recorded revenue from non-refundable license fees on the effective date of the applicable license agreement. After the adoption of SAB 101, license fees are recognized ratably over the estimated period of future benefit to the licensee. Royalty revenue continues to be recorded as earned when reasonable estimates of such amounts can be made.

      Prior to the adoption of SAB 101, the Company recorded revenue from hardware product sales at the time of shipment, or when title and risk of loss passed to the customer, if later. After adoption of SAB 101, revenue and expense from certain hardware product sales contracted with a continuing service obligation that is essential to the functionality of the hardware are recognized ratably over the shorter of the estimated life of the hardware product or the expected service period. Revenue from hardware product sales without such a continuing service obligation is recorded when risk of loss and title pass to the customer. Messaging revenue continues to be recorded as earned.

      The effect of the adoption of SAB 101 on the Company’s quarterly results of operations for fiscal 2001, when applied retroactively, and the pro forma effect on the results of operations for the fourth quarter of fiscal 2000 are presented in the summarized quarterly data note (Note 18). The unaudited pro forma effect of the adoption of SAB 101 on the Company’s fiscal 2000 and 1999 results of operations, assuming SAB 101 had been adopted in those years, are as follows (in thousands, except per share data):

	2000	1999

	(unaudited)
Net income (loss)	$643,181	$209,062

Basic earnings (loss) per common share	$0.90	$0.35

Diluted earnings (loss) per common share	$0.81	$0.32

      The Company recorded a $147 million loss, net of taxes of $98 million, as the cumulative effect of the accounting change as of the beginning of fiscal 2001 to reflect the deferral of revenue and expenses related to future periods. For fiscal 2001, the Company recognized $95 million in net income before income taxes and accounting change related to revenue and expense that was recognized in prior years.

      Revenue from providing services is recorded when earned. Revenue from long-term contracts is generally recognized using the percentage-of-completion method, based on costs incurred compared with total estimated costs. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is less than three months, the Company uses the completed-contract method.

      The Company recognizes software license revenue when all of the following criteria are met: execution of a written agreement; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is probable; and vendor-specific objective evidence exists to allocate the total fee to elements of multiple-element arrangements, including post contract customer support. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, the price established by authorized management or a substantive renewal rate for post-contract customer support. If the Company does not have sufficient evidence of the fair value of undelivered elements, revenue is recognized ratably over the support period when the undelivered element is post-contract customer support.

      Unearned revenue consists primarily of fees related to software products and other intellectual property for which delivery is not yet complete and to hardware products sales contracted with a continuing service obligation.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

      Costs incurred in research and development are expensed as incurred.

Shipping and Handling Costs

      Costs incurred for shipping and handling costs are included in cost of revenues when incurred. Amounts billed to a customer for shipping and handling are reported as revenue.

Concentrations

      A significant portion of the Company’s revenues are concentrated with a limited number of customers as the worldwide market for wireless telephone systems and products is dominated by a small number of large corporations and government agencies. During fiscal 2001, sales to two South Korean customers and one Japanese customer by the QCT, QTL and other nonreportable segments (Note 12) comprised 37% of consolidated revenues. During fiscal 2000 and 1999, sales to one South Korean customer by the QCT and QTL segments comprised 11% and 9% of consolidated revenues, respectively. During fiscal 2001, 2000 and 1999, revenues from Globalstar (Note 4) accounted for 1%, 7% and 11% of consolidated revenues, respectively. At September 30, 2001, accounts receivable from two South Korean customers comprised 25% of net receivables.

      Revenues from international customers were approximately 65%, 47% and 38% of total revenues in fiscal 2001, 2000 and 1999, respectively.

Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, loan participations, medium-term notes, United States treasuries and government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.

      The Company’s policy is to place its cash, cash equivalents and investments with high quality financial institutions, government agencies and corporate entities to limit the amount of credit exposure.

Marketable Securities

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax, unless the Company provides a valuation allowance against the tax benefit resulting from the loss. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

      The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment (expense) income.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Other property, plant and equipment have useful lives ranging from two to five years. Maintenance, repairs, and minor renewals and betterments are charged to expense.

      Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed and the gain or loss is recorded.

Other Investments

                     Investments in Other Entities

      The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and other than minor to 50% ownership interests in partnerships and limited liability corporations, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees that create additional basis in the investee.

      The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense).

                     Derivatives

      The Company adopted Statement of Financial Accounting Standard No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies related to strategic investment and financing activities. The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998 (Note 15).

          Warrants

      The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment activities. The Company’s warrants are not held for trading purposes.

      Prior to the adoption of FAS 133, warrants to purchase equity interests in publicly-traded companies that could not be net settled were stated at fair value and classified as available-for-sale or held-to-maturity,

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consistent with the expected classification of the underlying equity securities. Changes in fair value were recorded as a component of comprehensive income (loss). All other warrants were carried at cost.

      After the adoption of FAS 133, the Company’s warrants to purchase equity interest in certain publicly-traded companies continue to be recorded at fair value. Changes in fair value are recorded in investment (expense) income, as a change in unrealized gain on derivative instruments because the warrants do not meet the requirements for hedge accounting. Realized derivative gains and losses are reclassified from the change in unrealized gains on derivative instruments to net realized gains (losses) on marketable securities upon the sale of the underlying equity investment. During fiscal 2001, $18 million of unrealized derivative gains were reclassified to realized gains (losses) on the sale of marketable securities. Warrants in privately-held companies are carried at cost as those warrants are excluded from the scope of FAS 133.

      At September 30, 2001 and 2000, the Company’s warrant balances were included in other assets and none of the Company’s warrants were designated as hedges.

          Forward Contracts

      The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Prior to the adoption of FAS 133, gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transaction.

      After the adoption of FAS 133, unrealized gains and losses arising from foreign currency forward contracts are reported in investment (expense) income as a change in unrealized gain on derivative instruments because the forward contracts are not designated as hedging instruments. Upon settlement of the foreign currency forward contracts, the unrealized gains and losses are reclassified to realized gains on derivative instruments. The Company did not have any foreign currency forward contracts designated as a hedging instrument during fiscal 2001.

      The Company had one foreign currency forward contract outstanding as of September 30, 2001; no such contracts were outstanding as of September 30, 2000. The amount of the unrealized loss as of September 30, 2001 was not material.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over its useful life, ranging from three to four years. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from three to twenty years. Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers.

Long-Lived and Intangible Assets

      The Company assesses potential impairments to its long-lived assets and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

      Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to United States dollars at year-end exchange rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. During fiscal 1999, a significant devaluation of the Brazilian real resulted in a $25 million translation loss that was recorded as a component of other comprehensive income. The functional currency of the Company’s foreign investees that do not use local currencies is the United States dollar. Where the United States dollar is the functional currency, the monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of expense, gains and losses are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the statement of income.

      During fiscal 2001, 2000 and 1999, net foreign currency transaction gains and losses included in the Company’s statements of operations were not material.

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

Comprehensive Income

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents other comprehensive income (loss) in its consolidated statements of stockholders’ equity.

      The reclassification adjustment for other-than-temporary losses on marketable securities results from the recognition of unrealized losses in the statement of operations resulting from declines in the market prices of those securities deemed to be other-than-temporary. The reclassification adjustment for net realized losses (gains) results from the recognition of the net realized losses or gains in the statement of operations when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the statement of operations as a result of the implementation of FAS 133. Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income (loss).

      Components of accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,

	2001	2000

Foreign currency translation	$(64,537)	$(25,022)
Unrealized (loss) gain on marketable securities, net of income taxes	(159,630)	16,367

	$(224,167)	$(8,655)

Stock Splits

      On April 14, 1999, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock in the form of a stock dividend. The stock dividend was distributed on May 10, 1999 to stockholders of record on April 21, 1999. On November 2, 1999, the Company’s Board of Directors declared a four-for-one stock split of the Company’s common stock and an increase in the number of authorized shares of common stock to three billion shares. The stock was distributed on December 30, 1999 to stockholders of record on December 20, 1999. All references to per share amounts have been restated to reflect these stock splits.

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

	Years Ended September 30,

	2001	2000	1999

Options	—	64,802	55,175
Trust Convertible Preferred Securities	—	18,114	—

	—	82,916	55,175

      The diluted share base for fiscal 2001 excluded the potential dilutive effect of 51,188,000 incremental shares related to outstanding stock options, calculated using the treasury stock method, due to their anti-dilutive effect as a result of the Company’s loss before accounting change.

      Options outstanding during the years ended September 30, 2001, 2000 and 1999 to purchase approximately 14,427,000, 2,625,000, and 13,494,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for fiscal 2000 was increased by $7 million, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities. The additional common shares assuming the conversion of the Trust Convertible Preferred Securities (Note 7) were not included for purposes of computing diluted EPS for fiscal 1999 because the effect would have been anti-dilutive.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 as of the beginning of fiscal 2003. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its operating results and financial position.

      In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 replaces FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 144 as of the beginning of fiscal 2003. The Company has not yet determined the impact this standard will have on its operating results and financial position.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Marketable Securities

      Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent

	September 30,		September 30,

	2001	2000	2001	2000

Held-to-maturity:
Certificates of deposit	$290	$201,338	$—	$—
Commercial paper	—	289,761	6,200	—
U.S. government securities	—	—	—	10,000
Corporate medium-term notes	227,022	194,576	99,698	312,791

	227,312	685,675	105,898	322,791

Available-for-sale:
Commercial paper	—	2,956	—	—
Federal agencies	96,078	—	—	—
U.S. government securities	231,903	110,256	—	—
Corporate medium-term notes	216,512	108,748	—	—
Mortgage and asset-backed securities	115,095	147,887	—	—
Equity securities	7,677	—	191,435	425,730

	667,265	369,847	191,435	425,730

	$894,577	$1,055,522	$297,333	$748,521

      Available-for-sale equity securities include debt securities issued by a publicly-traded company that are recorded at fair value. The fair value of these debt securities was $77 million and $136 million at September 30, 2001 and 2000, respectively.

      As of September 30, 2001, the contractual maturities of debt securities were as follows (in thousands):

	Years to Maturity
			No Single
	Less than	One to	Maturity
	One Year	Five Years	Date

Held-to-maturity	$227,312	$99,698	$6,200
Available-for-sale	11,395	533,098	115,095

	$238,707	$632,796	$121,295

      Securities with no single maturity date include mortgage-backed securities and asset-backed securities.

      Available-for-sale securities were comprised as follows at September 30 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2001
Equity securities	$374,799	$3,388	$(179,075)	$199,112
Debt securities	643,531	16,070	(13)	659,588

Total	$1,018,330	$19,458	$(179,088)	$858,700

2000
Equity securities	$400,114	$180,787	$(155,171)	$425,730
Debt securities	368,095	2,446	(694)	369,847

Total	$768,209	$183,233	$(155,865)	$795,577

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair values of held-to-maturity debt securities at September 30, 2001 and 2000 approximate cost.

      In April 2000, the Company purchased approximately 11,500,000 shares of the common stock of NetZero, Inc. (NetZero), representing a 9.9% interest, for $144 million in cash. NetZero was a publicly-traded company that provided Internet access and services to consumers and on-line direct marketing services to advertisers. Effective September 26, 2001, NetZero and Juno Online Services, Inc. completed a merger and became United Online, Inc. (United Online). The Company received 2,300,000 shares of United Online for its 11,500,000 shares of NetZero, representing an approximate 5.7% interest in United Online. During fiscal 2001, the Company recorded an other-than-temporary impairment charge of $134 million in investment (expense) income related to this investment. The fair value of the United Online investment was $5 million at September 30, 2001.

      In February 2000, the Company purchased 308,000 units of Leap Wireless’ senior discount notes with detachable warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5%. The warrants entitle each holder to purchase 2.503 common shares per each senior discount note unit held. The exercise price is $96.80 per common share. Upon the adoption of FAS 133, the Company bifurcated the warrants from the senior discount notes and accounted for the warrants separately. The resulting adjustment was recorded as an accounting change, net of tax, and subsequent changes in fair value of the warrants were recorded in investment (expense) income. The fair values of the senior discount notes and the warrants were $77 million and $10 million, respectively, at September 30, 2001.

      In November 1999, the Company purchased 2,565,000 common shares of Korea Telecom Freetel Co., Ltd. (KTFreeTel), representing a 1.9% interest, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. If KTFreeTel meets certain obligations related to the commercial deployment of 1xEV-DO technology, the Company will be required to exercise the warrants. The exercise price of the warrants is expected to be paid by tendering the bond as payment in full. If KTFreeTel does not meet such obligations, the Company will have the right to redeem the bond at face value plus a premium equal to 10% per year. Upon the adoption of FAS 133, the Company bifurcated the warrants from the zero coupon bond and accounted for the warrants separately. The resulting adjustment was recorded as an accounting change, net of tax, and subsequent changes in fair value of the warrants were recorded in investment (expense) income. The Company used the cost method to account for 1,924,000 of the common shares and approximately 1,388,000 shares under warrant through June 1, 2001 as those shares were restricted. Subsequent to that date, the Company used the fair value method to account for all of the common shares and the warrants, recording changes in fair value as a component of comprehensive loss, net of tax, and investment (expense) income, respectively. The combined fair value of the common shares and bond with warrants was $95 million at September 30, 2001.

Note 3 — Composition of Certain Financial Statement Captions

Accounts Receivable

	September 30,

	2001	2000

	(In thousands)
Trade, net of allowance for doubtful accounts of $15,756 and $9,610, respectively	$493,930	$542,288
Long-term contracts:
Billed	11,917	38,059
Unbilled	3,846	21,185
Other	7,864	5,447

	$517,557	$606,979

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) (Note 14) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	September 30,

	2001	2000

	(In thousands)
Finance receivables	$1,388,684	$939,063
Allowance for doubtful receivables	(644,848)	(11,144)

	743,836	927,919
Current maturities, net	10,345	128,515

Noncurrent finance receivables, net	$733,491	$799,404

      At September 30, 2001 and 2000, the fair value of finance receivables approximated $744 million and $826 million, respectively. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

      Maturities of finance receivables at September 30, 2001 were as follows (in thousands):

Fiscal Year Ending September 30,	Amount

2002	$29,713
2003	26,255
2004	58,191
2005	96,261
2006	62,069
Thereafter	1,116,195

$1,388,684

      Maturities after 2006 include finance receivables which have been fully reserved or which the Company has not or does not expect to receive payments in accordance with the scheduled maturities.

      At September 30, 2001, remaining commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson (Note 14) totaled approximately $531 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $131 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

	September 30,

	2001	2000

	(In thousands)
Raw materials	$18,251	$47,952
Work-in-process	3,346	8,370
Finished goods	74,266	29,044

	$95,863	$85,366

Property, Plant and Equipment

	September 30,

	2001	2000

	(In thousands)
Land	$38,093	$37,953
Buildings and improvements	280,851	279,265
Computer equipment	283,293	254,675
Machinery and equipment	176,300	193,194
Furniture and office equipment	16,393	14,424
Leasehold improvements	44,990	33,798

	839,920	813,309
Less accumulated depreciation and amortization	(408,524)	(381,604)

	$431,396	$431,705

      Depreciation and amortization expense related to property, plant, and equipment for fiscal 2001, 2000, and 1999 was $91 million, $109 million and $151 million, respectively. At September 30, 2001 and 2000, buildings and improvements and leasehold improvements with a net book value of $91 million and $145 million, respectively, including accumulated depreciation and amortization of $37 million and $36 million, respectively, were leased or held for lease to third parties.

Intangible Assets

      At September 30, 2001 and 2000, goodwill was presented net of $389 million and $144 million in accumulated amortization, respectively. At September 30, 2001 and 2000, intangible assets totaled $121 million and $45 million, respectively, net of $21 million and $8 million in accumulated amortization, respectively. During fiscal 2001, the Company acquired licenses in the Australian 3G wireless spectrum auctions. At September 30, 2001, intangible assets included $78 million related to these licenses. The Company will begin amortizing the licenses upon the commercial launch of the system in Australia, which is expected to occur in October 2002. The licenses will be amortized over their expected useful lives of 15 years. Capitalized software development costs were $16 million and $6 million, at September 30, 2001 and 2000, respectively. Accumulated amortization was $6 million at September 30, 2001 and 2000. Amortization expense for fiscal 2001, 2000, and 1999 was not material.

Note 4 — Investments in Other Entities

Vesper Holding S.A. and Vesper Sao Paulo S.A.

      In fiscal 1999, the Company made commitments to invest approximately $108 million in Vesper Holding S.A. and Vesper Sao Paulo S.A. (the Vesper Companies), formerly know as Canbra Holdings, S.A. and

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Megatel Holdings, S.A., respectively. The Vesper Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region and in the Sao Paulo state of Brazil. The Company subsequently participated in additional financing rounds completed by the Vesper Companies, thereby increasing the Company’s initial equity investment. In addition, the Company extended long-term financing to the Vesper Companies related to the Company’s financing arrangement with Ericsson (Note 3). At September 30, 2001, the Company’s cumulative cash investment, including long-term financing, in the Vesper Companies totaled approximately $241 million. In January 2000, the Company acquired an approximate 2.5% interest in VeloCom, Inc. (VeloCom), an investor in the Vesper Companies, for $15 million. In December 2000, the Company executed a Term Loan Agreement with VeloCom in which the Company agreed to provide $230 million of convertible debt financing, including $30 million for capitalized interest. The debt facility has a three-year term and bears interest at 18%. The Company funded approximately $172 million under this facility through September 30, 2001.

      As a result of a reorganization of the Vesper Companies initiated during fiscal 2001, the Company reassessed the recoverability of its assets related to the Vesper Companies and VeloCom and recorded $32 million in asset impairments and related charges, $90 million in investment (expense) income and $120 million in other non-operating charges. At September 30, 2001, the Company had approximately $124 million in remaining net assets, primarily consisting of finance receivables and notes receivable, net of allowances of $174 million, related to the Vesper Companies and VeloCom. The Company has not recognized interest income since the impairment and will evaluate whether to recognize interest income subsequent to the reorganization. The Vesper Companies are working to accomplish the terms of their restructuring with owners, vendors and creditors, which is expected to be completed in the first quarter of fiscal 2002. The proposed transaction is contingent on several factors, and there is a risk it will not close. If the transaction closes, the Company expects to acquire an additional interest in the Vesper Companies for $266 million in equity commitments. The Company also expects to convert its Term Loan Agreement with VeloCom into an additional equity interest in VeloCom. After the close, the Company expects to hold a 49.9% interest in VeloCom, and direct and indirect interests in the Vesper Companies of 74% and 86%, respectively. The Company will consolidate the results of the Vesper Companies if the proposed transaction closes in fiscal 2002. The Vesper Companies expect to incur increasing operating losses and negative cash flows from operations as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. The Company may incur significant losses in the future related to its proposed ownership of the Vesper Companies, and the Vesper Companies may never operate profitably.

Globalstar L.P.

      The Company has contracts with Globalstar L.P. (Globalstar) to design, develop and manufacture subscriber products and ground communications systems utilizing CDMA technology and to provide contract development services. Globalstar was formed to design, construct, and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System).

      Through partnership interests held in certain intermediate limited partnerships and other indirect interests, the Company owns an approximate 6.3% interest in Globalstar, a limited partnership formed to develop, own and operate the Globalstar System. The Company accounts for its investment under the equity method. As a result of the intermediate limited partnership agreements, Globalstar profits and losses are allocated to the Company in accordance with its percentage ownership interest, provided that no loss shall be allocated to the Company if such allocation would create negative balances in the Company’s intermediate partnership adjusted capital accounts. For financial reporting purposes, the Company’s investment in the intermediate partnerships had no basis during each of fiscal 2001, 2000 and 1999, and, as a result, the Company has not recorded any equity losses during those respective fiscal years.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On June 30, 2000, Globalstar defaulted on a $250 million bank facility that QUALCOMM partially guaranteed in 1996. As a result of this default, QUALCOMM’s guaranty was called, and QUALCOMM paid $22 million to the subject banks in full satisfaction of this guaranty plus interest. Pursuant to an agreement entered into in 1996, with respect to the original provision of this guaranty, QUALCOMM accepted a subordinated promissory note issued by Globalstar with a principal amount equal to the amount QUALCOMM paid under its guaranty (the Globalstar Promissory Note). The Globalstar Promissory Note bears interest at LIBOR plus 3%, and principal and interest are due and payable in full on June 30, 2003.

      The Company continues to provide services and sell products under a number of development and production contracts involving the Globalstar System. Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar before cash is received. Revenues resulting from the agreements with Globalstar for fiscal 2001, 2000 and 1999 were $35 million, $219 million and $435 million, respectively.

      On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximate $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced the retention of a financial adviser to assist in developing future initiatives, including restructuring Globalstar’s debt, identifying funding opportunities and pursuing other strategic alternatives. Efforts, by Globalstar, to restructure its debt are on-going, and work on a final plan is expected to continue. However, Globalstar’s restructuring has not progressed as the Company had anticipated. Based on the current status of Globalstar’s restructuring efforts, the Company believes it will not receive any of the contractual amounts due. As a result, the Company recorded $44 million in net charges to establish reserves against remaining Globalstar-related assets in the fourth quarter of fiscal 2001. During fiscal 2001, the Company recorded total net charges of $49 million in cost of revenues, $519 million in asset impairment and related charges, $10 million in investment expense and $58 million in other non-operating charges related primarily to the impairment of certain assets. Valuation allowances have been established against the entire finance and note receivables balances totaling $602 million, and the Company does not anticipate recognition of any interest income in the future.

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, QUALCOMM advanced $10 million under a promissory note, bearing interest at 10%, that matures on January 31, 2002. At September 30, 2001, $144 million of the equity funding commitment was outstanding. The Company expects to fund the remaining commitment through June 2002.

Wingcast, LLC

      In July 2000, Ford Motor Company and QUALCOMM created a new company, Wingcast, LLC (Wingcast), to develop and deliver wireless mobility services into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, including up to $75 million in cash and $50 million in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast’s services. QUALCOMM holds a 15% interest in Wingcast. At September 30, 2001, $50 million of the initial $75 million cash commitment was outstanding and remained subject to certain conditions, and Wingcast had not met the performance milestones related to the additional $75 million cash commitment. Performance milestones must be completed by April 2003 or before Wingcast’s initial public offering.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUALCOMM Personal Electronics

      In fiscal 1994, a subsidiary of the Company and a subsidiary of Sony Electronics Inc. (Sony Electronics) entered into a general partnership, QUALCOMM Personal Electronics (QPE), to manufacture CDMA consumer equipment for cellular, PCS and other wireless applications. The Company owns 51% of the venture and consolidates QPE in its financial statements. Sony Electronics’ 49% general partnership share in QPE is presented as a minority interest in the Company’s financial statements. In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business (Note 14). As a result, QPE has no on-going operations.

      During fiscal 2001, QPE distributed certain assets to its owners based on their pro-rata ownership interests. Sony Electronics’ share of the distribution reimbursed the Company for cash advanced to and the forgiveness of receivables from Sony Electronics in February 2000 related to the sale of the Company’s terrestrial-based CDMA wireless consumer phone business (Note 14). The distribution by QPE reduced the minority interest liability to Sony Electronics and a related receivable included in other current assets by $40 million.

      During fiscal 2000 and 1999, QPE sales to Sony Electronics amounted to $6 million and $249 million, respectively. Purchases of inventory and capital equipment from Sony Electronics and other Sony affiliates during fiscal 2000 and 1999 amounted to $3 million and $80 million, respectively. At September 30, 2001 and 2000, outstanding accounts receivable from Sony Electronics amounted to none and $2 million, respectively. The $2 million receivable at September 30, 2000 was the result of on-going business unrelated to QPE. At September 30, 1999, accounts payable to all Sony Electronics affiliated companies amounted to $14 million.

NextWave Telecom Inc.

      In November 1995, the Company purchased 1,666,666 shares of Series B common stock in NextWave Telecom Inc. (NextWave), a privately-held company, for $5 million. As part of the share purchase, the Company received warrants to buy 1,111,111 additional shares of Series B common stock at $3 per share. During March 1996, the Company converted a $15 million note receivable into 5,000,000 shares of Series B common stock. In June 1998, the Company recorded a $20 million impairment charge related to the Company’s investment in NextWave. Subsidiaries of NextWave filed for bankruptcy protection in June 1998 under Chapter 11 of the United States Bankruptcy Code. NextWave itself filed for bankruptcy protection in December 1998 under Chapter 11 of the United States Bankruptcy Code.

      In August 2001, NextWave filed a plan of reorganization with the United States Bankruptcy Court which requires total financing of approximately $5 billion to build-out an advanced 3G wireless network. The plan provides for payment of all valid claims against NextWave, including the claim of the FCC for the PCS licenses it granted to NextWave in 1997, plus interest as applicable. The plan also provides that NextWave’s debt for its C-block and F-block PCS licenses would be reinstated, with the government receiving all amounts due up to this point, in full, with the remaining balance to be paid in installments. Under this plan, NextWave indicated that it expects to construct wireless networks in 95 markets utilizing CDMA2000 1xEV-DO technology.

      During fiscal 2001, the Company sold 150,000 shares of NextWave series B common stock and recorded a realized gain of $1 million. At September 30, 2001, the Company owned 6,516,666 shares of Series B common stock and held warrants to purchase 1,111,111 shares of Series B common stock for $3 per share. The Company also held a $0.4 million promissory note convertible into 1,019,444 shares of Series C common stock.

      In August 2001, the Company committed to purchase 2,000,000 shares of Series A preferred stock in the reorganized NextWave for $300 million. The Company’s investment was subject to approval by the United States Bankruptcy Court, successful consummation of NextWave’s August 2001 plan of reorganization,

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

satisfactory resolution of all disputes involving NextWave’s PCS licenses and other conditions. Furthermore, the Company’s obligation to make this investment was subject to approval by the Bankruptcy Court on or before October 31, 2001 of the terms and conditions of the Company’s investment, as well as a certain Technology Cooperation Agreement dated as of August 15, 2001, as amended, between NextWave and QUALCOMM. NextWave also was entitled to terminate the investment commitment if a certain break-up fee contained in the subject Subscription Agreement was not approved by the Bankruptcy Court on or before October 31, 2001. The approvals required by October 31, 2001 have not been obtained, and the Company is entitled to terminate its investment agreement with NextWave. The Company’s $300 million commitment is dependent on NextWave pursuing the plan of reorganization filed in August, 2001. Accordingly, if NextWave abandons the plan filed in August, 2001 and proceeds with a new plan, then the Company will not be obligated to make the investment. As a result of the uncertainty surrounding NextWave’s financing plans, the terms of a settlement with the FCC and other factors, there is significant uncertainty as to whether the Company will have the opportunity to make its planned investment in a reorganized NextWave.

Other

      Other strategic investments as of September 30, 2001 and 2000, amounted to $184 million and $148 million, respectively. At September 30, 2001, effective ownership interests in the investees ranged from 1% to 50%.

      Funding commitments related to these investments totaled $48 million at September 30, 2001, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. It is not practicable to estimate the fair value of these investments as the investments are predominantly closely held and not publicly traded. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 5 — Debt and Credit Facilities

      The Company had an unsecured credit facility under which banks were committed to make up to $400 million in revolving loans to the Company. The credit facility was cancelled in January 2001.

      Under terms of two identical revolving credit agreements, cancelled in February 2000 as a condition of the sale of the Company’s terrestrial-based CDMA wireless consumer phone business (Note 14), QPE (Note 4) could borrow a total of $150 million. The interest under the facilities was at the applicable LIBOR rate plus 0.5%. The weighted average interest rate on outstanding borrowings was 6.4% and 5.9% during fiscal 2000 and 1999, respectively.

      Cash amounts paid for interest were $11 million in fiscal 2001, $5 million in fiscal 2000 and $11 million in fiscal 1999. Cash paid for interest in fiscal 2001 included $8 million related to an arbitration decision against the Company.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investment (Expense) Income

      Investment (expense) income for the years ended September 30 was comprised as follows (in thousands):

	2001	2000	1999

Interest income	$243,298	$245,440	$50,392
Net realized gains on marketable securities	63,420	270,132	5,663
Net realized gains on other investments	6,267	—	—
Net realized gains on derivative instruments	459	—	—
Loss on cancellation of warrants (Note 15)	—	—	(3,273)
Unrealized other-than-temporary losses on marketable securities	(147,649)	—	—
Unrealized other-than-temporary losses on other investments	(139,525)	—	—
Change in unrealized gain on derivative instruments	(243,308)	—	—
Minority interest in income of consolidated subsidiaries	(3,769)	(6,264)	(13,066)
Equity in losses of investees	(35,192)	(15,117)	(15,140)

	$(255,999)	$494,191	$24,576

Note 7 — Trust Convertible Preferred Securities of Subsidiary

      In February 1997, QUALCOMM Financial Trust I (the Trust), the Company’s wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities. The sole assets of the Trust were QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures due February 24, 2012. The Company fully and unconditionally guaranteed the obligations of the Trust related to the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities were convertible into Company common stock at the rate of 5.5056 shares of Company common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $9.082054 per share of common stock). Distributions on the Trust Convertible Preferred Securities were payable quarterly by the Trust. The Trust Convertible Preferred Securities were subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The Company had the right to convert the Trust Convertible Preferred Securities, in whole or in part, on or after March 4, 2000. The Company was required to pay a premium over the initial conversion price if securities were converted prior to March 4, 2002. As a result of the Leap Wireless Spin-off, and pursuant to a resolution of the Board of Directors of QUALCOMM, each QUALCOMM Trust Convertible Preferred Security was convertible, subject and pursuant to the terms of the Convertible Subordinated Debentures, into both QUALCOMM common stock and Leap Wireless common stock at the rate of 5.5056 and 0.17205 shares, respectively, for each QUALCOMM Trust Convertible Preferred Security.

      During fiscal 2000, approximately 13,191,000 Trust Convertible Preferred Securities were converted into approximately 72,623,000 shares of common stock. As of September 30, 2000, all Trust Convertible Preferred Securities had been converted into common stock.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

      The components of income tax provision for the years ended September 30 were as follows (in thousands):

	2001	2000	1999

Current provision:
Federal	$274,316	$289,135	$143,534
State	69,640	54,423	22,211
Foreign	77,276	62,385	36,657

	421,232	405,943	202,402

Deferred (benefit) provision:
Federal	(279,730)	97,522	(86,996)
State	(37,001)	23,129	(9,599)

	(316,731)	120,651	(96,595)

	$104,501	$526,594	$105,807

      The following is a reconciliation from the expected statutory federal income tax provision to the Company’s actual income tax provision for the years ended September 30 (in thousands):

	2001	2000	1999

Expected income tax provision at federal statutory tax rate	$(149,208)	$418,881	$107,363
State income tax (benefit) provision, net of federal benefit	(22,168)	62,234	15,951
Foreign taxes	77,277	62,385	36,657
Permanent differences	6,567	8,382	(701)
Foreign differential	2,665	7,896	2,809
Goodwill amortization and purchased in-process technology	95,728	79,811	—
Valuation allowance	185,217	—	—
Tax credits	(101,044)	(104,497)	(56,800)
Alternative Minimum Tax	4,165	—	—
Other	5,302	(8,498)	528

Actual income tax provision	$104,501	$526,594	$105,807

      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $217 million of undistributed earnings for certain non-United States subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At September 30, 2001 and 2000, the Company had net deferred tax assets as follows (in thousands):

	2001	2000

Accrued liabilities	$451,912	$127,942
Deferred revenue	186,094	16,153
Unrealized loss on marketable securities	71,988	62,658
Unused net operating losses	184,725	289,613
Tax credits	324,793	214,349
Unrealized loss on investments	89,720	—

Total gross assets	1,309,232	710,715
Valuation allowance	(1,208,107)	(584,001)

Total net deferred assets	101,125	126,714

Purchased intangible assets	(7,319)	(11,496)
Deferred contract costs	(42,524)	—
Unrealized gain on marketable securities	(7,817)	(73,659)
Other basis differences	(36,434)	(41,559)

Total deferred liabilities	$(94,094)	$(126,714)

      The Company has provided a valuation allowance on substantially all of its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income. If and when recognized, the tax benefit of these deferred assets will primarily be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

      At September 30, 2001, the Company had unused net operating losses, manufacturing, research, foreign tax and alternative minimum tax credits expiring from 2002 through 2021. The unused net operating tax losses were generated by the exercise of non-qualified employee stock options.

      Cash amounts paid for income taxes were $75 million, $44 million and $68 million for fiscal 2001, 2000 and 1999, respectively.

Note 9 — Capital Stock

Common Stock Warrants

      In March 2000, the Company assumed warrants to purchase 11,000, 68,000, and 7,000 shares of common stock at $10.21, $2.91, and $6.56 per share, respectively, as a result of the acquisition of SnapTrack. In April 2000, the Company issued 86,000 shares of common stock upon the exercise of the warrants.

Preferred Stock

      The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company’s Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 2001 and 2000, no shares of preferred stock were outstanding.

Preferred Share Purchase Rights Plan

      During fiscal 1996, the Board of Directors implemented a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the Rights

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-hundredth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250. In November 1999, the Rights Plan was amended to provide that the purchase price be set at $400. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.005 per Right.

Note 10 — Employee Benefit Plans

Employee Savings and Retirement Plan

      The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2001, 2000 and 1999 was $19 million, $17 million and $17 million, respectively.

Stock Option Plans

      The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Stock Option Plan (the 2001 Plan) was adopted and replaced the 1991 Stock Option Plan (the 1991 Plan) which expired in August 2001. The shares reserved under the 2001 Plan are equal to the number of shares available for future grant under the 1991 Plan on the date the 2001 Plan was approved by the Company’s stockholders. At that date, 50,541,570 shares were available for future grants under the 2001 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 1991 Plan that expires or is terminated or cancelled following the date that the 2001 Plan was approved by stockholders. The Board of Directors of the Company may terminate the 2001 Plan at any time. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding six years and are exercisable for up to ten years from the grant date. At September 30, 2001, options for 57,787,000 shares were exercisable at prices ranging from $1.09 to $172.38 for an aggregate exercise price of $682 million.

      The Company has adopted the 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan) which replaces the 1998 Non-Employee Directors’ Stock Option Plan. The shares reserved under the 2001 Directors’ Plan are equal to the number of shares available for future grant under the 1998 Directors’ Plan on the date the 2001 Directors’ Plan was approved by the Company’s stockholders. At that date, 2,050,000 shares were available for future grants under the 2001 Directors’ Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 1998 Directors’ Plan that expires or is terminated or cancelled following the date that the 2001 Directors’ Plan was approved by stockholders. The Board of Directors of the Company may terminate the 2001 Directors’ Plan at any time. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 2001, options for 2,678,000 shares were exercisable at prices ranging from $2.78 to $133.00 per share for an aggregate exercise price of $18 million.

      In March 2000, the Company assumed 1,560,000 outstanding stock options under the SnapTrack, Inc. 1995 Stock Option Plan (the SnapTrack Plan), as amended with respect to the acquisition. The SnapTrack Plan expired on the date of acquisition, and no additional shares may be granted under that plan. The

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SnapTrack Plan provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. At September 30, 2001, options for 283,000 shares were exercisable at prices ranging from $0.02 to $5.26 for an aggregate exercise price of $0.4 million.

      A summary of stock option transactions for the plans follows (number of shares in thousands):

		Options Outstanding

	Options		Exercise Price Per Share
	Shares
	Available	Number		Weighted
	for Grant	of Shares	Range	Average

Balance at September 30, 1998	31,824	180,572	$0.61 to $8.56	$5.19
Additional shares reserved	28,000	—	—	—
Options granted	(18,964)	18,964	4.95 to 48.10	13.03
Options canceled	25,336	(25,336)	0.61 to 29.39	5.85
Options exercised	—	(48,994)	0.61 to 8.56	4.39

Balance at September 30, 1999	66,196	125,206	$1.09 to $48.10	$6.56
Additional shares reserved(a)	1,560	—	—	—
Options assumed(a)	(1,560)	1,560	0.02 to 5.30	1.32
Options granted	(9,523)	9,523	46.93 to 172.38	84.30
Options canceled	4,306	(4,306)	2.06 to 140.00	13.94
Options exercised	—	(22,015)	0.02 to 112.50	4.96

Balance at September 30, 2000	60,979	109,968	$0.02 to $172.38	$13.25
Additional shares reserved(a)	6	—	—	—
Options assumed(a)	(6)	6	0.02 to 5.30	1.32
Plan shares expired(b)	(58)	—	—	—
Options granted	(15,589)	15,589	45.54 to 100.50	71.17
Options cancelled	2,557	(2,557)	1.02 to 140.00	27.83
Options exercised	—	(14,831)	0.13 to 83.50	6.28

Balance at September 30, 2001	47,889	108,175	$0.02 to $172.38	$22.20

(a)	Represents activity related to options that were assumed as a result of the acquisition of SnapTrack in March 2000.

(b)	Represents shares available for future grant cancelled pursuant to the SnapTrack escrow agreement.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about fixed stock options outstanding at September 30, 2001 (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.02 to $3.39	9,978	3.15	$2.92	8,893	$2.94
$3.43 to $6.21	33,190	4.56	5.03	28,220	4.95
$6.25 to $8.01	31,767	6.45	7.10	15,399	7.09
$8.02 to $19.25	7,753	7.08	13.94	3,196	14.04
$23.83 to $66.33	9,794	8.89	54.13	1,524	45.82
$66.35 to $83.50	8,649	8.73	75.27	2,044	77.67
$86.00 to $172.38	7,044	8.89	98.02	1,472	102.82

	108,175	6.17	22.20	60,748	11.52

Employee Stock Purchase Plans

      The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) was adopted and replaces the 1991 Employee Stock Purchase Plan which expired in August 2001. The 2001 Purchase Plan authorizes up to 12,154,733 shares to be granted until the Board of Directors of the Company terminates the 2001 Purchase Plan. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 200,000 shares to be granted at anytime. During fiscal 2001, 2000 and 1999, shares totaling 758,000, 749,000 and 4,774,000 were issued under the plans at an average price of $50.16, $37.75 and $5.44 per share, respectively. At September 30, 2001, 12,240,049 shares were reserved for future issuance.

Executive Retirement Plans

      The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements, and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. All shares forfeited are used to reduce the Company’s future matching contributions. The plans authorize up to 800,000 shares to be allocated to participants at anytime. During fiscal 2001 and 2000, no shares were issued under the plans. During fiscal 1999, there were 220,000 shares, net of forfeitures, issued under the plans. The Company’s matching contribution net of amounts forfeited during fiscal 2001, 2000 and 1999 amounted to $3 million, $2 million and $1 million, respectively. At September 30, 2001, 307,753 shares, including 129,137 issued and unallocated forfeited shares, were reserved for future allocation.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock-Based Compensation

      Pro forma information regarding net income and net earnings per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

				Employee Stock
	Stock Option Plans			Purchase Plans

	2001	2000	1999	2001	2000	1999

Risk-free interest rate	5.0%	6.3%	5.2%	4.4%	5.7%	4.7%
Volatility	63.0%	57.0%	51.0%	78.0%	72.0%	51.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life (years)	6.0	5.5	6.0	0.5	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during fiscal years 2001, 2000 and 1999 were $44.25, $48.62 and $7.14 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plans during fiscal years 2001, 2000 and 1999 were $24.20, $31.95 and $2.80, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the years ended September 30 were as follows (in thousands, except for net earnings per share):

	2001		2000		1999

	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma

Net (loss) income	$(548,743)	$(715,867)	$670,211	$570,044	$200,879	$149,100
Net (loss) earnings per common share:
Basic	$(0.73)	$(0.95)	$0.93	$0.79	$0.34	$0.25
Diluted	$(0.73)	$(0.95)	$0.85	$0.71	$0.31	$0.23

      The effects on pro forma disclosures of applying the fair value method are not likely to be representative of the effects on pro forma disclosures of future years because the fair value method is applicable only to options granted subsequent to September 30, 1995.

Note 11 — Commitments and Contingencies

Litigation

      Schwartz, et al v.QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, four other individuals have joined the suit as plaintiffs. Although there can be no assurance that an

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v.QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. Trial has been set for June 3, 2002. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

      Durante, et al v. QUALCOMM: On February 2, 2000, four former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery has commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted condition class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has stated its intention to dismiss Sprint Corp. as a defendant. QUALCOMM and SnapTrack have filed responsive pleadings and discovery has commenced. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, QUALCOMM believes the claims are without merit and will vigorously defend the action.

      The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for these facilities and equipment for fiscal 2001, 2000 and 1999 was $28 million, $19 million and $17 million, respectively. Future minimum lease payments in each of the next five years from fiscal 2002 through 2006 are $35 million, $27 million, $17 million, $13 million and $10 million, respectively, and $13 million thereafter.

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

      The Company has agreements with certain suppliers to purchase components and estimates its noncancelable obligations under these agreements to be approximately $1 million through fiscal 2003. The Company also has commitments to purchase telecommunications and research and development services for approximately $28 million in fiscal 2002 and $16 million in each of the subsequent fiscal years through 2006.

Letters of Credit, Financial Guarantees and Other Financial Commitments

      On December 22, 1999 and April 25, 2000, the Company and Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso) executed commitment letters in which the Company agreed to underwrite up to $500 million of debt financing to Pegaso and its wholly-owned subsidiary, Pegaso Comunicaciones y Sistemas, a CDMA wireless operating company in Mexico. No amounts were drawn on this commitment, and it expired on June 15, 2001.

      In May 1999, the Company agreed to advance $115 million, including capitalized interest, under a bridge facility to Pegaso. Subsequent amendments to the bridge facility extended amounts available under the facility and its final maturity and increased the interest rate. At the end of fiscal 2001, $414 million was outstanding under the bridge facility, net of deferred interest and unearned fees. The facility was payable in full on September 19, 2001 or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger with a third party. The bridge facility was amended in October 2001 to, among other things, change the timing of milestones required for the August 29, 2002 maturity from September 19 to October 31, 2001 and reduce the interest rate from 20% to 19% on a prospective basis in exchange for the granting of a second lien on substantially all of Pegaso’s assets.

      The Company also has an equipment loan facility with Pegaso. At September 31, 2001, $260 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. The equipment loan facility is payable through December 31, 2006 and bears interest at LIBOR plus 4.5%. The Company has a further commitment to provide an additional $96 million in long-term financing to Pegaso under its arrangement with Ericsson (Note 3), subject to Pegaso meeting certain conditions.

      A strategic sale or merger was not completed by October 31, 2001, such that Pegaso failed to meet covenants in both the amended bridge facility and the equipment loan. On October 31, 2001, Pegaso also failed to make a scheduled payment of approximately $3 million on the equipment loan. Pegaso is currently engaged in strategic discussions with a third party for a potential sale or merger, and the Company is actively working with Pegaso and the third party to complete a transaction or, alternatively, to assist Pegaso in raising additional funds. As the transaction did not close on the targeted date of October 31, 2001 and such additional financing is not certain, the Company ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      In March 2001, the Company transferred a $125 million Auction Discount Voucher (ADV) to Leap Wireless to support its spectrum acquisition activities in the FCC’s current auction of PCS spectrum. The transfer was funded under the Company’s $125 million senior credit facility with Leap Wireless, and the face value was recorded as a note receivable on the Company’s balance sheet. The facility is repayable in a lump sum payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility bears interest at LIBOR plus 7.5%. The Company deferred the recognition of income related to the ADV transfer due to Leap Wireless’ right to return the ADV in satisfaction of the note within two years upon the occurrence of certain future events. In August 2001, Leap Wireless transferred the ADV back to the Company, and the Company removed the note

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable and the related deferred income from the balance sheet. In September 2001, the Company recognized $11 million in other operating income related to the irrevocable transfer of a portion of the ADV to another third-party. Under the terms of the senior credit facility with Leap Wireless, the Company is committed to fund up to $125 million as a result of the return of the ADV until the earlier of settlement of the FCC auction or Leap Wireless’ withdrawal from the auction. At September 30, 2001, no cash has been advanced to Leap Wireless, but $1 million in loan fees and accrued interest were outstanding under the facility.

      In addition to the financing commitments to Leap Wireless and Ericsson (Note 3), the Company had $4 million of letters of credit and $12 million of other financial guarantees and commitments outstanding as of September 30, 2001, none of which were collateralized.

Note 12 — Segment Information

      The Company is organized on the basis of products and services. Reportable segments are as follows: QUALCOMM CDMA Technologies (QCT) is a leading developer and supplier worldwide of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products; QUALCOMM Technology Licensing (QTL) licenses third parties to design, manufacture, and sell products incorporating the Company’s technologies; and QUALCOMM Wireless Systems (QWS) designs, manufactures, markets, and deploys infrastructure and handset products for use in terrestrial and non-terrestrial CDMA wireless and satellite networks and provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies and private fleets. The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment, QUALCOMM Consumer Products (QCP), to Kyocera in February 2000 (Note 14).

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

      The table below presents information about reported segments for the years ended September 30 (in thousands):

				Reconciling
	QCT	QTL	QWS	Items	Total

2001
Revenues	$1,364,687	$781,939	$407,686	$125,474	$2,679,786
EBT	305,546	716,643	66,155	(1,514,649)	(426,305)
Total assets	296,638	180,276	829,432	4,440,787	5,747,133
2000
Revenues	$1,238,702	$705,484	$720,907	$531,687	$3,196,780
EBT	391,519	633,336	272,202	(100,252)	1,196,805
Total assets	296,054	160,604	1,118,644	4,487,680	6,062,982
1999
Revenues	$1,133,422	$454,163	$939,780	$1,409,934	$3,937,299
EBT	427,994	404,947	20,220	(546,475)	306,686
Total assets	187,517	91,368	868,143	3,387,922	4,534,950

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other reconciling items for the years ended September 30 were comprised as follows (in thousands):

	2001	2000	1999

Revenues
Revenues from external customers of QCP segment sold	$—	$541,856	$1,469,637
Elimination of intersegment revenue	(61,444)	(190,950)	(382,796)
Other products	186,918	180,781	323,093

Reconciling items	$125,474	$531,687	$1,409,934

Earnings before income taxes
Unallocated corporate expenses	$(1,138,323)	$(337,456)	$(337,723)
EBT of QCP segment sold	—	(70,073)	(39,983)
Unallocated interest expense	(9,632)	(2,204)	(11,595)
Unallocated investment (loss) income, net	(334,631)	391,749	26,610
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	(13,039)	(39,297)
Intracompany eliminations	4,547	(73,848)	(130,676)
Other	(36,610)	4,619	(13,811)

Reconciling items	$(1,514,649)	$(100,252)	$(546,475)

      Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof. Unallocated corporate expenses for fiscal 2001 included $626 million in charges related to the Globalstar business (Note 4), $152 million in charges related to the Vesper Companies (Note 4), and $252 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for fiscal 2000 included $83 million in charges related to the sale of the terrestrial-based CDMA wireless consumer phone business (Note 14), $60 million for in-process technology related to the SnapTrack acquisition (Note 13), and $146 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for fiscal 1999 include $331 million related to the sale of certain assets of the Company’s terrestrial CDMA wireless infrastructure business (Note 14), restructuring charges (Note 16) and other asset impairments.

      Specified items included in segment EBT for years ended September 30 were as follows (in thousands):

	QCT	QTL	QWS

2001
Revenues from external customers	$1,360,427	$727,564	$404,877
Intersegment revenues	4,260	54,375	2,809
Interest income	2,366	122	81,358
Equity in losses of investees	—	—	(2,056)
2000
Revenues from external customers	$1,130,216	$628,766	$715,161
Intersegment revenues	108,486	76,718	5,746
Interest income	—	—	110,419
Equity in losses of investees	—	—	(1,206)
1999
Revenues from external customers	$896,484	$343,242	$928,696
Intersegment revenues	236,938	110,921	11,084
Interest income	—	—	16,889
Equity in losses of investees	—	—	(7,074)

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Sales information by geographic area for the years ended September 30 was as follows (in thousands):

	2001	2000	1999

United States	$942,579	$1,681,104	$2,459,838
South Korea	937,504	711,588	881,494
Other Foreign	799,703	804,088	595,967

	$2,679,786	$3,196,780	$3,937,299

      The Company distinguishes revenues from external customers by geographic areas based on customer location.

      The net book value of long-lived assets located outside of the United States was $10 million, $10 million and $16 million at September 30, 2001, 2000 and 1999, respectively.

Note 13 — Acquisitions

SnapTrack, Inc.

      In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million. The allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities, reflects acquired goodwill of $948 million, purchased in-process technology of $60 million and other intangible assets of $34 million. Tangible assets acquired and liabilities assumed were not material to the Company’s financial statements. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of four years. The acquisition has been treated as a non-cash transaction in the statement of cash flows.

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

      The consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of SnapTrack had been made at the beginning of the years ended September 30, were as follows (in thousands, except per share data):

	2000	1999

	(unaudited)
Revenues	$3,197,119	$3,937,364

Net income (loss)	$619,226	$(50,915)

Basic earnings (loss) per common share	$0.86	$(0.08)

Diluted earnings (loss) per common share	$0.78	$(0.08)

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the operating results which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future operating results of the consolidated entities.

Note 14 — Disposition of Assets and Other Charges

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

      As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera’s phone business for up to three years. In addition, selected employees of QPE were transferred to Kyocera. As a condition of the purchase, QPE paid down and cancelled its two revolving credit agreements. QUALCOMM recorded $83 million in charges during fiscal 2000 to reflect the estimated difference between the carrying value of the net assets and the consideration received from Kyocera, less costs to sell, and employee termination costs.

      In May 1999, the Company sold certain of its assets related to its terrestrial CDMA wireless infrastructure business to Ericsson and entered into various license and settlement agreements with Ericsson. Pursuant to the Company’s agreement with Ericsson, the Company has and will extend financing for possible future sales by Ericsson of infrastructure equipment and related services to specific customers in certain geographic areas, including Brazil, Chile, Mexico, and Russia or in other areas selected by Ericsson (Note 3). The Company recorded charges of $251 million during fiscal 1999 related to the sale of its terrestrial CDMA wireless infrastructure business.

      The Company leases certain facilities to Ericsson and Kyocera under noncancelable operating leases, with provisions for cost-of-living increases. The leases expire on various dates through May 31, 2004 and February 20, 2005, respectively, and generally provide for renewal options thereafter. Future minimum rentals in each of the next four years from fiscal 2002 to 2005 are $21 million, $21 million, $17 million and $4 million, including $1 million in fiscal 2002 and fiscal 2003 related to subleases.

Note 15 — Spin-Off of Leap Wireless International, Inc.

      On September 23, 1998, the Company completed the spin-off and distribution (the Distribution or Leap Wireless Spin-off) to its stockholders of shares of Leap Wireless. In connection with the Distribution, the Company transferred to Leap Wireless its joint venture and equity interests in certain domestic and international emerging terrestrial-based wireless telecommunications operating companies and recorded a $17 million liability in connection with its agreement to transfer its ownership interest in Telesystems of Ukraine (TOU), a wireless telecommunications company in Ukraine, and its working capital loan receivable from TOU (TOU assets) to Leap Wireless if certain events occurred within 18 months of the Leap Wireless Spin-off. During the first six months of fiscal 1999, the Company provided an additional $2 million working capital loan to TOU and recorded 100% of the losses of TOU, net of eliminations, because the other investors’ equity interests were depleted. In March 1999, the Company reassessed the recoverability of TOU assets in light of certain developments affecting the TOU business and the disposition of other assets related to the terrestrial CDMA wireless infrastructure business (Note 14). As a result, the Company recorded a $15 million non-operating charge to write off the TOU assets, as well as a $12 million charge to operations to write off other assets related to the TOU contract, and the adjusted liability to transfer TOU to Leap Wireless of $15 million was reversed against equity as an adjustment to the Distribution. As of September 30, 1999, all TOU assets

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were written off. In fiscal 2001, the Company assessed its remaining liabilities related to the Leap Wireless spin-off and reversed $2 million against equity as an adjustment to the Distribution.

      In connection with the Distribution, Leap Wireless issued to QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless common stock at $6.10625 per share. The Company recorded the warrant at its predecessor basis of $24 million net of the related deferred tax liability. In March 1999, the Company agreed to reduce the number of shares under warrant to 4,500,000 in exchange for $3 million in consideration from Leap Wireless, resulting in a pre-tax loss of $3 million. The Company agreed to the cancellation to enable Leap Wireless to meet Federal Communications Commission regulatory requirements. At September 30, 2001 and 2000, the Company had the right to purchase 3,375,000 and 4,500,000 shares, respectively, of Leap Wireless common stock under warrants. The estimated fair values of the warrant at September 30, 2001 and 2000 were $49 million and $250 million, respectively, as calculated using the Black-Scholes option-pricing model.

Note 16 — Restructuring

      During January 1999, the Company completed a review of its operating structure to identify opportunities to improve operating effectiveness in connection with the Company’s plan to exit certain activities in its infrastructure equipment business. As a result of this review, management approved a formal restructuring plan that eliminated 651 positions. The Company recorded charges to operations of $15 million during the second quarter of fiscal 1999, including $10 million in employee termination costs, $3 million in asset impairments and $1 million in estimated net losses on subleases or lease cancellation penalties. The activities related to the restructuring have been completed. The following table presents the roll forward from the initial provision during fiscal 1999 to September 30, 2000 (in thousands):

			September 30,		September 30,
	Provisions	Deductions	1999	Deductions	2000

Employee termination costs	$10,162	$(10,162)	$—	$—	$—
Facility exit costs	4,397	(3,866)	531	(531)	—

Total	$14,559	$(14,028)	$531	$(531)	$—

Note 17 — Subsequent Events (Unaudited)

      Effective October 25, 2001, Wireless Knowledge Inc. (Wireless Knowledge), a joint venture established by QUALCOMM and Microsoft Corp. (Microsoft) in 1998, acquired all shares held by Microsoft in exchange for an agreement that Microsoft’s royalty obligations under a Development, License, and Alliance Agreement dated July 19, 2000 by and between Wireless Knowledge and Microsoft would be considered fully paid, and certain other consideration. As a result, Wireless Knowledge will become a subsidiary of QUALCOMM.

Note 18 — Summarized Quarterly Data

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. In the fourth quarter of fiscal 2001, the Company modified its revenue recognition policy on adoption of SAB No. 101 (Note 1).

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The table below presents quarterly data for the year ended September 30, 2001, as reported and as adjusted for the impact of the adoption of SAB No. 101, and for the year ended 2000, as reported. (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2001
Revenues
As reported on Form 10-Q	$684,021	$713,255	$640,027	N/A
Impact of SAB101 adjustment (4)	(28,812)	3,893	16,571	N/A

	$655,209	$717,148	$656,598	$650,831

Gross profit(2)
As reported on Form 10-Q	$388,100	$459,758	$407,157	N/A
Impact of SAB101 adjustment (4)	(33,821)	552	13,510	N/A

	$354,279	$460,310	$420,667	$409,427

(Loss) income before accounting changes
As reported on Form 10-Q	$(357,558)	$149,072	$(274,736)	N/A
Impact of SAB101 adjustment (4)	(17,304)	380	13,847	N/A

	$(374,862)	$149,452	$(260,889)	$(44,507)

Accounting changes, net of tax
As reported on Form 10-Q	$128,815	$—	$—	N/A
Impact of SAB101 adjustment (4)	(146,752)	—	—	N/A

	$(17,937)	$—	$—	$—

Net (loss) income
As reported on Form 10-Q	$(228,743)	$149,072	$(274,736)	N/A
Impact of SAB101 adjustment (4)	(164,056)	380	13,847	N/A

	$(392,799)	$149,452	$(260,889)	$(44,507)

Basic net (loss) earnings per common share(3)
Loss before accounting changes
As reported on Form 10-Q	$(0.48)	$0.20	$(0.36)	N/A
Impact of SAB101 adjustment(4)	(0.02)	—	0.02	N/A

	$(0.50)	$0.20	$(0.34)	$(0.06)

Accounting changes, net of tax
As reported on Form 10-Q	$0.17	$—	$—	N/A
Impact of SAB101 adjustment(4)	(0.19)	—	—	N/A

	$(0.02)	$—	$—	$—

Net (loss) income
As reported on Form 10-Q	$(0.31)	$0.20	$(0.36)	N/A
Impact of SAB101 adjustment(4)	(0.21)	—	0.02	N/A

	$(0.52)	$0.20	$(0.34)	$(0.06)

Diluted net (loss) earnings per common share(3)
Loss before accounting changes
As reported on Form 10-Q	$(0.48)	$0.18	$(0.36)	N/A
Impact of SAB101 adjustment(4)	(0.02)	0.01	0.02	N/A

	$(0.50)	$0.19	$(0.34)	$(0.06)

QUALCOMM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Accounting changes, net of tax
As reported on Form 10-Q	$0.17	$—	$—	N/A
Impact of SAB101 adjustment(4)	(0.19)	—	—	N/A

	$(0.02)	$—	$—	$—

Net income
As reported on Form 10-Q	$(0.31)	$0.18	$(0.36)	$—
Impact of SAB101 adjustment(4)	(0.21)	0.01	0.02	—

	$(0.52)	$0.19	$(0.34)	$(0.06)

2000(5)
Revenues(1)	$1,120,073	$727,741	$713,521	$635,445
Gross profit(2)	471,325	377,345	438,569	402,419
Net income	177,119	199,716	154,701	138,675
Basic net earnings per common share(3)	$0.27	$0.28	$0.21	$0.19
Diluted net earnings per common share(3)	$0.23	$0.25	$0.19	$0.17

(1)	The decrease in revenues from the first quarter to the second quarter of fiscal 2000 was primarily due to a decrease in the terrestrial-based CDMA wireless consumer product revenue as a result of the sale of the business in February 2000.

(2)	Gross profit is calculated by subtracting cost of revenues from total revenues.

(3)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(4)	See Note 1 for an explanation of the impact of the adoption of SAB101.

(5)	The pro forma impact of the adoption of SAB101 on fourth quarter fiscal 2000 results was to decrease revenues by $21 million, gross profit by $23 million, net income by $12 million, basic net earnings per common share by $0.02, and diluted net earnings per common share by $0.01.

SCHEDULE II

QUALCOMM INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	BALANCE	CHARGED
	AT	TO				BALANCE
	BEGINNING	COSTS				AT
	OF	AND				END OF
	PERIOD(A)	EXPENSES	DEDUCTIONS	OTHER		PERIOD(A)

Year ended September 30, 1999
Allowance for doubtful accounts:
— trade receivables	$(21,933)	$(2,154)	$1,766	$45	(B)	$(22,276)
— finance receivables	(4,955)	(5,909)	241	—		(10,623)
Inventory reserves	(42,786)	(22,840)	16,284	4,458	(B)	(44,884)

	$(69,674)	$(30,903)	$18,291	$4,503		$(77,783)

Year ended September 30, 2000
Allowance for doubtful accounts:
— trade receivables	$(22,276)	$4,195	$8,471	$—		$(9,610)
— finance receivables	(10,623)	(525)	4	—		(11,144)
Inventory reserves	(44,884)	(46,615)	32,028	38,637	(C)	(20,834)
Valuation allowance on deferred tax assets	—	—	—	(584,001	)(D)	(584,001)

	$(77,783)	$(42,945)	$40,503	$(545,364)		$(625,589)

Year ended September 30, 2001
Allowance for doubtful accounts:
— trade receivables	$(9,610)	$(10,412)	$4,266	$—		$(15,756)
— finance receivables	(11,144)	(633,743)	39	—		(644,848)
— notes receivable	—	(155,107)	—	—		(155,107)
Inventory reserves	(20,834)	(65,268)	8,817	—		(77,285)
Valuation allowance on deferred tax assets	(584,001)	(185,217)	—	(438,889	)(E)	(1,208,107)

	$(625,589)	$(1,049,747)	$13,122	$(438,889)		$(2,101,103)

(A)	The Company’s fiscal year ends on the last Sunday of September.

(B)	Disposition in connection with sale of assets related to the terrestrial CDMA wireless infrastructure business in May 1999.

(C)	Disposition in connection with the sale of assets related to the terrestrial-based CDMA wireless consumer phone business in February 2000.

(D)	Balance was charged to paid-in-capital (see Note 8 to the Consolidated Financial Statements).

(E)	Of this amount, $64,171 was charged against the tax benefit as a component of comprehensive loss related to the Company’s temporary losses on marketable securities and $374,718 was charged to paid-in-capital (see Note 8 to the Consolidated Financial Statements).

S-1