Form 10-Q
period 2001-12-30
QUALCOMM INC/DE
filed 2002-01-25
CIK 804328

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

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

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 22, 2002:

Class	Number of Shares

Common Stock, $0.0001 per share par value	767,160,441

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6 – 18
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19 – 40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 2.	Changes in Securities	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits and Reports on Form 8-K	41 – 42

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	December 30,	September 30,
	2001	2001*

Current assets:
Cash and cash equivalents	$1,485,854	$1,388,602
Marketable securities	919,654	894,577
Accounts receivable, net	575,923	517,557
Finance receivables, net	3,505	10,345
Inventories, net	86,056	95,863
Other current assets	146,090	147,814

Total current assets	3,217,082	3,054,758
Marketable securities	338,804	297,333
Finance receivables, net	673,868	674,391
Other investments	346,525	245,220
Property, plant and equipment, net	750,523	431,396
Goodwill, net	528,926	585,046
Other assets	476,725	381,589

Total assets	$6,332,453	$5,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$213,711	$106,433
Payroll and other benefits related liabilities	118,118	117,795
Unearned revenue	214,259	184,461
Other current liabilities	152,115	112,300

Total current liabilities	698,203	520,989
Unearned revenue	280,280	295,005
Other liabilities	138,706	35,437

Total liabilities	1,117,189	851,431

Commitments and contingencies (Notes 2, 3 and 7)
Minority interest in consolidated subsidiaries	104,282	5,887

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	77	76
Paid-in capital	4,862,076	4,791,559
Retained earnings	384,180	244,947
Accumulated other comprehensive loss	(135,351)	(224,167)

Total stockholders’ equity	5,110,982	4,812,415

Total liabilities and stockholders’ equity	$6,332,453	$5,669,733

*	As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	December 30,	December 31,
	2001	2000*

Revenues	$698,642	$655,209

Operating expenses:
Cost of revenues	245,197	300,930
Research and development	106,868	86,123
Selling, general and administrative	100,765	79,964
Amortization of goodwill and other acquisition- related intangible assets	63,731	62,995
Asset impairment and related charges	—	480,778
Other	—	69,188

Total operating expenses	516,561	1,079,978

Operating income (loss)	182,081	(424,769)
Interest expense	(2,562)	(8,568)
Investment income (expense), net	38,032	(257,409)
Other	—	(56,566)

Income (loss) before income taxes and accounting changes	217,551	(747,312)
Income tax (expense) benefit	(78,318)	346,024

Income (loss) before accounting changes	139,233	(401,288)
Accounting changes, net of tax	—	(17,937)

Net income (loss)	$139,233	$(419,225)

Basic net earnings (loss) per common share:
Income (loss) before accounting changes	$0.18	$(0.54)
Accounting changes, net of tax	—	(0.02)

Net income (loss)	$0.18	$(0.56)

Diluted net earnings (loss) per common share:
Income (loss) before accounting changes	$0.17	$(0.54)
Accounting changes, net of tax	—	(0.02)

Net income (loss)	$0.17	$(0.56)

Shares used in per share calculations:
Basic	764,959	749,482

Diluted	809,574	749,482

*	As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	December 30,	December 31,
	2001	2000*

Operating Activities:
Net income (loss)	$139,233	$(419,225)
Depreciation and amortization	83,647	82,701
Asset impairment and other non-cash charges and credits	3,724	674,500
Net realized gains on marketable securities and investments	(5,769)	(20,588)
Net unrealized (gain) loss on derivative instruments and securities	(20,717)	160,260
Net unrealized other-than-temporary losses on marketable securities and other investments	5,147	143,628
Minority interest in (loss) income of consolidated subsidiaries	(2,342)	683
Equity in losses of investees	18,084	31,915
Non-cash income tax provision (benefit)	65,734	(357,306)
Accounting changes, net of tax	—	17,937
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(32,566)	51,800
Finance receivables, net	7,490	(71,444)
Inventories, net	13,260	(26,475)
Other assets	1,656	5,753
Trade accounts payable	337	5,174
Payroll, benefits, and other liabilities	(13,246)	(59,483)
Unearned revenue	3,641	34,321

Net cash provided by operating activities	267,313	254,151

Investing Activities:
Capital expenditures	(33,476)	(27,116)
Purchases of available-for-sale securities	(141,690)	(114,074)
Proceeds from sale of available-for-sale securities	138,004	98,797
Purchases of held-to-maturity securities	—	(301,311)
Maturities of held-to-maturity securities	35,665	338,804
Issuance of notes receivable	(1,000)	(48,319)
Collection of notes receivable	102	—
Other investments and acquisitions	(187,424)	(137,542)
Other items, net	1,844	(2,605)

Net cash used by investing activities	(187,975)	(193,366)

Financing Activities:
Net proceeds from issuance of common stock	17,510	50,272
Other items, net	1,051	558

Net cash provided by financing activities	18,561	50,830

Effect of exchange rate changes on cash	(647)	(2,148)

Net increase in cash and cash equivalents	97,252	109,467
Cash and cash equivalents at beginning of period	1,388,602	716,871

Cash and cash equivalents at end of period	$1,485,854	$826,338

* As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2001 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the three month period ended December 30, 2001 included 13 weeks, as compared to 14 weeks for the three month period ended December 31, 2000.

      In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Revenues

      During the three months ended December 30, 2001 and December 31, 2000, the Company recognized $18 million and $25 million in net income before income taxes and accounting change, respectively, related to revenue and expense recognized in prior years as a result of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which was adopted as of the beginning of fiscal 2001. The balance sheet and statements of operations and cash flows at and for the three months ended December 31, 2000 have been adjusted to reflect the adoption of this standard.

Net Earnings Per Common Share

      Basic net earnings per common share are calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months ended December 30, 2001 reflect the potential dilutive effect, calculated using the treasury stock method, of 44,615,000 additional common shares issuable upon exercise of outstanding stock options and the potential dilutive effect. The diluted base for the three months ended December 31, 2000 excludes the potential dilutive effect, calculated using the treasury stock method, of 56,567,000 additional common shares issuable upon exercise of outstanding stock options due to their anti-dilutive effect as a result of the Company’s loss before accounting change.

      Options outstanding during the three months ended December 30, 2001 and December 31, 2000 to purchase approximately 24,131,000 and 8,097,000 shares of common stock, respectively, were not included in the treasury stock computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income

      Components of accumulated other comprehensive loss consist of the following:

	December 30,	September 30,
	2001	2001

	(in thousands)
Foreign currency translation	$(55,419)	$(64,537)
Unrealized (loss) gain on marketable securities, net of income taxes	(79,932)	(159,630)

	$(135,351)	$(224,167)

      Total comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended

	December 30,	December 31,
	2001	2000

Net income (loss)	$139,233	$(419,225)

Other comprehensive income (loss):
Foreign currency translation	9,118	(7,525)
Unrealized gain (loss) on marketable securities, net of income taxes	86,388	(101,611)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	—	69,887
Reclassification adjustment for net realized losses (gains) included in net income, net of income taxes	(6,690)	(12,311)
Reclassification adjustment for losses included in accounting change, net of income taxes	—	3,925

Total other comprehensive income (loss)	88,816	(47,635)

Total comprehensive income (loss)	$228,049	$(466,860)

      The reclassification adjustment for other-than-temporary losses on marketable securities results from the recognition of unrealized losses in the statement of operations resulting from declines in the market prices of those securities deemed to be other than temporary. The reclassification adjustment for net realized losses (gains) results from the recognition of the net realized losses or gains in the statement of operations when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the statement of operations as a result of the implementation of Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities.” Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under FAS 142, goodwill will be tested annually, as well as whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 as of the beginning of fiscal 2003. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company recorded $61 million in amortization expense related to goodwill during the three months ended December 30, 2001. Other than the cessation of goodwill amortization, the Company has not yet determined the impact these standards will have on its operating results and financial position.

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

Note 2 — Composition of Certain Financial Statement Captions

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

Accounts Receivable

	December 30,	September 30,
	2001	2001

	(in thousands)
Trade, net of allowance for doubtful accounts of $17,524 and $15,756, respectively	$556,292	$493,930
Long-term contracts:
Billed	9,435	11,917
Unbilled	—	3,846
Other	10,196	7,864

	$575,923	$517,557

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	December 30,	September 30,
	2001	2001

	(in thousands)
Finance receivables	$1,316,800	$1,388,684
Allowance for doubtful receivables	(639,427)	(703,948)

	677,373	684,736
Current maturities, net	3,505	10,345

Noncurrent finance receivables, net	$673,868	$674,391

      At December 30, 2001, remaining commitments to extend long-term financing by the Company to certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) totaled approximately $527 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

Inventories

	December 30,	September 30,
	2001	2001

	(in thousands)
Raw materials	$20,393	$18,251
Work-in-process	3,181	3,346
Finished goods	62,482	74,266

	$86,056	$95,863

Property, Plant and Equipment

	December 30,	September 30,
	2001	2001

	(in thousands)
Land	$43,295	$38,093
Buildings and improvements	291,380	280,851
Computer equipment	337,911	283,293
Machinery and equipment	430,877	176,300
Furniture and office equipment	35,891	16,393
Leasehold improvements	43,647	44,990

	1,183,001	839,920
Less accumulated depreciation and amortization	(432,478)	(408,524)

	$750,523	$431,396

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Property, plant and equipment increased during the three months ended December 30, 2001 primarily as a result of the acquisition of Vesper Holding Ltd. (Vesper Holding) (Note 8).

Intangible Assets

      At December 30, 2001 and September 30, 2001, goodwill is presented net of $450 million and $389 million in accumulated amortization, respectively. During fiscal 2002, the Company acquired intangible assets, including wireless licenses, as a result of its acquisition of Vesper Holding (Note 8). At December 30, 2001 and September 30, 2001, intangible assets totaled $189 million and $121 million, respectively, net of accumulated amortization of $25 million and $21 million, respectively.

Note 3 — Investments in Other Entities

VeloCom, Inc.

      On November 29, 2001, the Company forgave $119 million under its debt facility with VeloCom, Inc. (VeloCom), an investor in Vesper Holding (Note 8). The Company also converted its remaining $56 million convertible promissory note into equity securities of VeloCom (the VeloCom exchange) in conjunction with its acquisition of Vesper Holding. The VeloCom exchange increased the Company’s equity interest in VeloCom to 49.9%. The Company uses the equity method to account for its investment in VeloCom.

Reliance Communications Limited

      In December 2001, QUALCOMM agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Communications Limited (RCL), a wireless carrier in India. RCL intends to construct and operate a CDMA commercial network deploying CDMA2000 1x technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. QUALCOMM will purchase the shares as certain milestones are met. Funding is expected to occur through March 2004. At December 30, 2001, QUALCOMM has not purchased any shares related to this commitment.

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, QUALCOMM advanced $10 million under a promissory note that matures on January 31, 2002. The Company expects to negotiate an extension of that maturity date. At December 30, 2001, $120 million of the equity funding commitment was outstanding. The Company expects to fund the remaining commitment through June 2002.

Wingcast, LLC

      In July 2000, Ford Motor Company and QUALCOMM created a new company, Wingcast, LLC (Wingcast), to develop and deliver wireless mobility services into cars and trucks. QUALCOMM committed to contribute $125 million to the initial capital of Wingcast, including up to $75 million in cash and $50 million in non-cash consideration. QUALCOMM may be further committed to fund an additional $75 million in cash upon vehicle manufacturers committing to enable certain volumes of vehicles to use Wingcast’s services. QUALCOMM holds a 15% interest in Wingcast. At December 30, 2001, $50 million of the initial $75 million cash commitment is outstanding and remains subject to certain conditions, and Wingcast had not met the performance milestones related to the additional $75 million cash commitment. Performance milestones must be completed by April 2003 or before Wingcast’s initial public offering.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NextWave Telecom Inc.

      In August 2001, the Company committed to purchase 2,000,000 shares of Series A preferred stock in NextWave Telecom Inc. (NextWave) for $300 million. The Company’s investment was subject to approval by the United States Bankruptcy Court, successful consummation of NextWave’s August 2001 plan of reorganization, satisfactory resolution of all disputes involving NextWave’s PCS licenses and other conditions. Furthermore, the Company’s obligation to make this investment was subject to approval by the Bankruptcy Court on or before October 31, 2001 of the terms and conditions of the Company’s investment, as well as a certain Technology Cooperation Agreement dated as of August 15, 2001, as amended, between NextWave and QUALCOMM. NextWave also was entitled to terminate the investment commitment if a certain break-up fee contained in the subject Subscription Agreement was not approved by the Bankruptcy Court on or before October 31, 2001. The approvals required by October 31, 2001 have not been obtained, and the Company is entitled to terminate its investment agreement with NextWave. The Company’s $300 million commitment is dependent on NextWave pursuing the plan of reorganization filed in August, 2001. Accordingly, if NextWave abandons the plan filed in August, 2001 and proceeds with a new plan, then the Company will not be obligated to make the investment. As a result of the uncertainty surrounding NextWave’s financing plans, the terms of a settlement with the FCC and other factors, there is significant uncertainty as to whether the Company will make its planned investment in a reorganized NextWave.

Other

      Funding commitments related to other investments total $35 million at December 30, 2001, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

Note 4 — Investment Income (Expense), Net

      Investment income (expense) was comprised as follows (in thousands):

	Three Months Ended

	December 30,	December 31,
	2001	2000

Interest income	$32,435	$68,422
Net realized gains on marketable securities	6,234	20,588
Net realized losses on derivative instruments	(465)	—
Unrealized other-than-temporary losses on marketable securities	—	(143,628)
Unrealized other-than-temporary losses on other investments	(5,147)	(9,933)
Change in unrealized gain on derivative instruments	20,717	(160,260)
Minority interest in loss (income) of consolidated subsidiaries	2,342	(683)
Equity in losses of investees	(18,084)	(31,915)

	$38,032	$(257,409)

Note 5 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 36% for fiscal 2002. This rate differs from the U.S. statutory rate primarily due to the partial reversal of the valuation allowance that was previously charged to expense, the impact of nondeductible goodwill amortization on the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pre-tax income, earnings outside the United States and research and development credits. The prior fiscal year rate of negative 25% was the result of pre-tax losses and foreign taxes paid for which it was more likely than not the Company would not receive a tax benefit. The expected annual effective tax rate for fiscal 2002 differs from the prior fiscal year due to an increase in projected earnings and the partial reversal of the valuation allowance in fiscal 2002.

Note 6 — Segment Information

      The Company is organized on the basis of products and services. During the first quarter of fiscal 2002, the Company formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in the Company’s businesses and in managerial reporting. Three segments have been aggregated into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licenses (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

o	QUALCOMM Internet Services (QIS) — provides solutions for wireless service providers as the industry moves toward wireless convergence through the Company’s BREW product, an open application platform for CDMA-based wireless devices;

o	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies and private fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

      The Wireless Systems division, which has contracts with Globalstar L.P. to design, develop and manufacture subscriber products and ground telecommunications equipment, is no longer included in a reportable segment, and the division’s revenues and losses are presented with other products in reconciling items.

      The Company evaluates the performance of its segments based on earnings before income taxes and accounting changes (EBT), excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Segment results presented for the fiscal 2001 period have been restated to conform to the current year segment presentation. The table below presents revenues and EBT for reported segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
December 30, 2001
Revenues	$359,144	$210,803	$109,295	$5,954	$13,446	$698,642
EBT	86,941	188,688	(1,233)	(4,959)	(51,886)	217,551
December 31, 2000
Revenues	$330,632	$186,824	$110,772	$—	$26,981	$655,209
EBT	84,180	174,139	17,275	(816,492)	(206,414)	(747,312)

      Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended

	December 30,	December 31,
	2001	2000

Revenues
Elimination of intersegment revenue	$(19,286)	$(16,179)
Other products	32,732	43,160

Reconciling items	$13,446	$26,981

Earnings before income taxes
Unallocated corporate expenses	$(71,540)	$(141,166)
Unallocated investment income, net	24,003	42,358
Unallocated interest expense	(31)	(8,268)
EBT from other products	(1,443)	(97,306)
Intracompany profit	(2,875)	(2,032)

Reconciling items	$(51,886)	$(206,414)

      Unallocated corporate expenses include $64 million for amortization of goodwill and other acquisition-related intangible assets during the three months ended December 30, 2001. Unallocated corporate expenses during the three months ended December 30, 2000 include $63 million for the amortization of goodwill and other acquisition-related intangible assets and $69 million in charges related to an arbitration decision against the Company.

      Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
December 30, 2001
Revenues from external customers	$358,339	$195,467	$106,150	$5,954
Intersegment revenues	805	15,336	3,145	—
December 31, 2000
Revenues from external customers	$329,081	$172,271	$110,697	$—
Intersegment revenues	1,551	14,553	75	—

      Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

notes receivable, other investments and all assets of Wireless Knowledge and Vesper Holding (Note 8). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets, primarily comprised of cash, cash equivalents, marketable debt securities, property plant and equipment, and goodwill. Segment assets were as follows:

	December 30,	September 30,
	2001	2001

QCT	$248,273	$296,638
QTL	248,255	180,276
QWI	99,682	109,443
QSI	2,009,216	1,294,278
Reconciling items	3,727,027	3,789,098

Total consolidated	$6,332,453	$5,669,733

      The QSI segment assets increased during the three months ended December 30, 2001 primarily as a result of the acquisition of Vesper Holding (Note 8).

Note 7 — Commitments and Contingencies

Litigation

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. Trial has been set for July 16, 2002. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

      Durante, et al v. QUALCOMM: On February 2, 2000, three former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

order accelerating all unvested stock options for the members of the class. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery has commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has stated its intention to dismiss Sprint Corp. as a defendant. QUALCOMM and SnapTrack have filed responsive pleadings and discovery has commenced. Trial has been set for February 11, 2003. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, QUALCOMM believes the claims are without merit and will vigorously defend the action.

      The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Debt Commitments

      The Company assumed bank loans and capital lease commitments as a result of its acquisition of Vesper Holding (Note 8), recorded at $80 million and $44 million, respectively, at December 30, 2001. The bank loans bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 19% at December 30, 2001). The lease commitments are subject to interest rates ranging from 11.25% to 14.5%. The aggregate amounts of maturities and minimum lease payments on this debt in each of the next five years from fiscal 2002 through 2006 are $30 million, $19 million, $20 million, $54 million and $1 million, respectively. These debt commitments are collateralized by assets of Vesper Holding. The current and long-term portions of these debt commitments are included in other current liabilities and other liabilities, respectively.

Pegaso Telecomunicaciones, S.A. de C.V.

      The Company has a bridge loan facility with Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a CDMA wireless operating company in Mexico. The facility was payable in full on September 19, 2001, or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger of Pegaso with a third party. The bridge loan facility was amended in October 2001 to, among other things, change the timing of milestones required for the August 29, 2002 maturity from September 19 to October 31, 2001 and reduce the interest rate from 20% to 19% on a prospective basis in exchange for the granting of a second lien on substantially all of Pegaso’s assets. At December 30, 2001, $414 million was outstanding under the bridge facility, net of deferred interest and unearned fees.

      The Company also has an equipment loan facility with Pegaso. At December 30, 2001, $260 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. The equipment loan facility is payable through December 31, 2006 and bears interest at LIBOR plus 4.5%.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Pegaso did not complete a strategic sale or merger by October 31, 2001, so Pegaso failed to meet covenants in both the amended bridge facility and the equipment loan. Pegaso also ceased making scheduled payments on the equipment loan. Pegaso is currently engaged in strategic discussions with third parties for a potential sale or merger, and the Company is actively working with Pegaso and the third party to complete a transaction or, alternatively, to assist Pegaso in raising additional funds. As the transaction did not close on the targeted date of October 31, 2001 and such additional financing is not certain, the Company ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      On January 16, 2002, a series of agreements were signed by and among Pegaso’s owners and its lenders, including the Company, amending shareholder and lender rights related to the approval of a change of control and establishing the terms of interim financing to be provided to Pegaso. The purpose of the agreements was to provide time for Pegaso to continue to negotiate with potential buyers and to ensure the availability of interim financing to Pegaso during this process. As a result of these agreements, the Company will provide up to $65 million in interim financing, including $5 million in capitalized fees, to Pegaso under the equipment loan facility. A shareholder in Pegaso has committed to purchase a participation of up to $25 million of the interim financing, such that the Company’s initial cash commitment for the interim financing is limited to $35 million. The Company’s loans under the interim financing will not bear interest if definitive agreements related to a sale transaction are signed by Pegaso by March 31, 2002, however the Company will receive warrants to purchase 3 million shares of Pegaso common stock. If definitive documents are not signed by March 31, 2002 or if the Company determines that a sale transaction will not be consummated on any date after February 15, 2002, the interim facility, including principal and 12% interest, will be payable in full on or before March 31, 2002. The interim financing will have a first priority claim on proceeds in the event of a sale transaction. If Pegaso enters into a definitive agreement for a sale transaction, the interim financing must be repaid in full within 90 days after the closing date of the sale transaction, or alternatively, within 10 days of any cancellation or termination of the definitive agreement. The Company will provide an additional interim facility of up to $100 million to Pegaso, bearing interest at LIBOR, if definitive agreements are signed in order to provide funding to Pegaso during the regulatory approval and subsequent transaction closure process. A shareholder in Pegaso has committed to purchase a participation of up to $35 million of the $100 million additional interim financing. As a result of these interim financing transactions, the Company’s aggregate commitment to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 2) remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. The Company remains committed to acquire $54 million in long-term financing provided by Ericsson to Pegaso when the same conditions are met.

Leap Wireless International Inc.

      In March 2001, the Company transferred a $125 million Auction Discount Voucher (ADV) to Leap Wireless International Inc. (Leap Wireless) to support its spectrum acquisition activities in the FCC’s current auction of PCS spectrum. The transfer was funded under the Company’s $125 million senior credit facility with Leap Wireless. The facility is repayable in a lump sum payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility bears interest at LIBOR plus 7.5%. The Company deferred the recognition of income related to the ADV transfer due to Leap Wireless’ right to return the ADV in satisfaction of the note within two years upon the occurrence of certain future events. In August 2001, Leap Wireless transferred the ADV back to the Company. Under the terms of the senior credit facility with Leap Wireless, the Company is committed to fund up to $125 million as a result of the return of the ADV until the earlier of settlement of the FCC auction or Leap Wireless’ withdrawal from the auction. At December 30, 2001, no cash has been advanced to Leap Wireless, but $1 million in loan fees and accrued interest were outstanding under the facility.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other

      In addition to the financing commitments to Pegaso, Leap Wireless and Ericsson (Note 2), the Company had $3 million of letters of credit and $20 million of other financial guarantees and commitments outstanding as of December 30, 2001, none of which were collateralized.

Note 8 — Acquisitions

Vesper Holding, Ltd.

      In fiscal 1999, the Company acquired an approximate 16% ownership interest in Vesper Sao Paulo S.A. and Vesper S.A. (the Vesper Operating Companies). The Vesper Operating Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region of Brazil and in the state of Sao Paulo. In addition, the Company extended long-term financing to the Vesper Operating Companies related to the Company’s financing arrangement with Ericsson (Note 2). On November 13, 2001, QUALCOMM consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vesper Operating Companies.

      Pursuant to the Restructuring, the Company and VeloCom (Note 3) committed to invest $266 million and $80 million, respectively, in a newly formed holding company called Vesper Holding, organized under the laws of the Cayman Islands. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities.

      As a result of the Restructuring and the VeloCom Exchange (Note 3), the Company directly owns 74% of the issued and outstanding equity of Vesper Holding, and the Company indirectly owns an additional 12.2% of Vesper Holding through its ownership interest in VeloCom, totaling an 86.2% direct and indirect interest. As part of the Restructuring, indebtedness of the Vesper Operating Companies to the Company was transferred to Vesper Holding, and, as a result, Vesper Holding is obligated to pay the Company $108 million.

      The preliminary allocation of the purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects $313 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. Property, plant and equipment will be depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets will be amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When the Company obtained its controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that the Company adjust its prior period results to account for its original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, the Company recorded $26 million of additional equity in losses of investees for the three months ended December 31, 2000, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001.

      The consolidated financial statements for the three months ended December 30, 2001 include the $9 million loss, net of minority interest, of Vesper Holding from November 13, 2001 through November 30, 2001 due to the Company’s practice of consolidating foreign subsidiaries one month in arrears and $8 million of equity losses related to Vesper Holding. Unaudited pro forma operating results for the Company, assuming

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the acquisition of Vesper Holding had been made at the beginning of the periods presented are as follows (in thousands, except per share data):

	Three Months Ended

	December 30,	December 31,
	2001	2000

	(unaudited)
Revenues	$718,480	$678,683

Net income (loss)	$115,301	$(531,907)

Basic earnings (loss) per common share	$0.15	$(0.71)

Diluted earnings (loss) per common share	$0.14	$(0.71)

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Wireless Knowledge, Inc.

      Wireless Knowledge, Inc. (Wireless Knowledge), formed in November 1998 as a joint venture with Microsoft Corporation (Microsoft), provides software and professional services to allow users real-time access to critical business information through a range of browser-equipped wireless and wireline devices including mobile phones, personal digital assistants (PDAs), laptops and landline connected personal computers (PCs). In October, 2001, Wireless Knowledge acquired all of the outstanding shares owned by Microsoft in exchange for an agreement that Microsoft’s royalty obligations under a Development, License and Alliance Agreement dated July 19, 2000 by and between Wireless Knowledge and Microsoft are considered fully paid. The acquisition increased the Company’s ownership from approximately 50% to approximately 98%. The Company used the purchase accounting method to account for its indirect acquisition of Wireless Knowledge. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed reflects acquired goodwill of $5 million. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. Amounts allocated to goodwill are not amortized in accordance with FAS 142. The consolidated financial statements include the operating results of Wireless Knowledge from the date of acquisition. Prior to the acquisition, the Company recorded its share of Wireless Knowledge’s operating results as equity in losses of investees. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2001 contained in the our 2001 Annual Report on Form 10-K.

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Our consolidated financial data includes SnapTrack, Inc., Vesper Holding Ltd. (Vesper Holding) and other consolidated subsidiaries.

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

Strategic Investments and Financing

VeloCom, Inc.

      On November 29, 2001, we forgave $119 million under our debt facility with VeloCom, Inc. (VeloCom), an investor in Vesper Holding. We also converted our remaining $56 million convertible promissory note into equity securities of VeloCom (the VeloCom exchange) in conjunction with our acquisition of Vesper Holding. The VeloCom exchange increased our equity interest in VeloCom to 49.9%. We use the equity method to account for our investment in VeloCom.

Vesper Holding, Ltd.

      In fiscal 1999, we acquired an approximate 16% ownership interest in Vesper Sao Paulo S.A. and Vesper S.A. (the Vesper Operating Companies). The Vesper Operating Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern region of Brazil and in the state of Sao Paulo. In addition, we extended long-term financing to the Vesper Operating Companies related to our financing arrangement with Ericsson. On November 13, 2001, we consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vesper Operating Companies.

      Pursuant to the Restructuring, we committed to invest $266 million, and VeloCom committed to invest $80 million, in a newly formed holding company called Vesper Holding, organized under the laws of the Cayman Islands. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against us, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities.

      As a result of the Restructuring and the VeloCom Exchange (Note 3), we directly own 74% of the issued and outstanding equity of Vesper Holding, and we indirectly own an additional 12.2% of Vesper Holding through our ownership interest in VeloCom, totaling an 86.2% direct and indirect interest. As part of the Restructuring, indebtedness of the Vesper Operating Companies to us was transferred to Vesper Holding, and, as a result, Vesper Holding is obligated to pay $108 million to us.

      The preliminary allocation of the purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects $313 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. We are in the process of finalizing the purchase price allocation and do not anticipate material adjustments to the preliminary allocation. Property, plant and equipment will be depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets will be amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When we obtained the controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that we adjust our prior period results to account for our original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, we recorded $26 million of additional equity in losses of investees for the three months ended December 31, 2000, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001.

      The Vesper Operating Companies expect to incur increasing operating losses and negative cash flows from operations through calendar 2003 as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. We estimate that our direct and indirect interest in Vesper Holding’s losses will be approximately $17 million for the month of December 2001 and approximately $50 million to $60 million for the second quarter of fiscal 2002, which for Vesper Holding is the three-month period from December through February.

Reliance Communications Limited

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Communications Limited (RCL), a wireless carrier in India. RCL intends to construct and operate a CDMA commercial network deploying CDMA2000 1x technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. We will purchase the shares as certain milestones are met. Funding is expected to occur through March 2004. At December 30, 2001, we have not purchased any shares related to this commitment.

Pegaso Telecomunicaciones, S.A. de C.V.

      We have a bridge loan facility to Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a CDMA wireless operating company in Mexico. The facility was payable in full on September 19, 2001, or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger of Pegaso with a third party. The bridge loan facility was amended in October 2001 to, among other things, change the timing of milestones required for the August 29, 2002 maturity from September 19 to October 31, 2001 and reduce the interest rate from 20% to 19% on a prospective basis in exchange for the granting of a second lien on substantially all of Pegaso’s assets. At December 30, 2001, $414 million was outstanding under the bridge facility, net of deferred interest and unearned fees. We also have an equipment loan facility with Pegaso. At December 30, 2001, $260 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees.

      Pegaso did not complete a strategic sale or merger by October 31, 2001, so Pegaso failed to meet covenants in both the amended bridge facility and the equipment loan. Pegaso also ceased making scheduled payments on the equipment loan. Pegaso is currently engaged in strategic discussions with third parties for a potential sale or merger, and we are actively working with Pegaso and the third parties to complete a transaction or, alternatively, to assist Pegaso in raising additional funds. As the transaction did not close on the targeted date of October 31, 2001 and such additional financing is not certain, we ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      On January 16, 2002, a series of agreements were signed by and among Pegaso’s owners and its lenders, including us, amending shareholder and lender rights related to the approval of a change of control and establishing the terms of interim financing to be provided to Pegaso. The purpose of the agreements was to provide time for Pegaso to continue to negotiate with potential buyers and to ensure the availability of interim financing to Pegaso during this process. As a result of these agreements, we will provide up to $65 million in interim financing, including $5 million in capitalized fees, to Pegaso under our equipment loan facility. A shareholder in Pegaso has committed to purchase a participation of up to $25 million of the interim financing, such that our initial cash commitment for the interim financing is limited to $35 million. Our loans under the interim financing will not bear interest if definitive agreements related to a sale transaction are signed by Pegaso by March 31, 2002, however we will receive warrants to purchase 3 million shares of Pegaso common stock. If definitive documents are not signed by March 31, 2002 or if we determine that a sale transaction will not be consummated on any date after February 15, 2002, the interim facility, including principal and 12% interest, will be payable in full on or before March 31, 2002. The interim financing will have a first priority claim on proceeds in the event of a sale transaction. If Pegaso enters into a definitive agreement for a sale transaction, the interim financing must be repaid in full within 90 days after the closing date of the sale transaction or, alternatively, within 10 days of any cancellation or termination of the definitive agreement. We will provide an additional interim facility of up to $100 million to Pegaso, bearing interest at LIBOR, if definitive agreements are signed in order to provide funding to Pegaso during the regulatory approval and subsequent transaction closure process. A shareholder in Pegaso has committed to purchase a participation of up to $35 million of the $100 million additional interim financing. As a result of these interim financing transactions, our aggregate commitment to provide additional long-term financing to Pegaso under our arrangements with Ericsson remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. We remain committed to acquire $54 million in long-term financing provided by Ericsson to Pegaso when the same conditions are met.

22

      Pegaso is at an early stage of development and, if it remains independent, may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses from operations. Based on current information and available evidence, we believe that a sale transaction will likely be consummated and that, as a result, we will ultimately be able to collect all recorded amounts. The ability of Pegaso’s owners and vendors to complete a sale transaction and the terms of such transaction are uncertain. Failure to complete a sale transaction at terms that enable our recovery of all amounts due to us could have a material adverse effect on our profitability.

First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001

      Total revenues for the first quarter of fiscal 2002 were $699 million compared to $655 million for the first quarter of fiscal 2001. The increase is primarily related to higher royalties, higher average selling prices and increased shipments of MSM integrated circuits and higher software fees. Revenue from Samsung Electronics Company (Samsung), Kyocera Wireless Corp. and LG Electronics, Inc., customers of both QCT and QTL, comprised an aggregate of 17%, 15% and 10% of total consolidated revenues, respectively, in the first quarter of fiscal 2002. In the first quarter of fiscal 2001, revenues from two customers of both QCT and QTL comprised an aggregate of 16% and 14% of total consolidated revenues.

      Cost of revenues for the first quarter of fiscal 2002 was $245 million compared to $301 million for the first quarter of fiscal 2001. Total cost of revenues during the first quarter of fiscal 2001 included $48 million in cost of revenues related to our business with Globalstar. Excluding amounts related to our business with Globalstar, total cost of revenues decreased $8 million in the first quarter for fiscal 2002, and cost of revenues as a percentage of revenues was 35% for the first quarter of fiscal 2002 compared to 39% for the first quarter of fiscal 2001. The decrease in the first quarter of fiscal 2002 is due to a higher percentage of revenues from royalties and software fees and higher average selling prices of MSM integrated circuits. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the first quarter of fiscal 2002, research and development expenses were $107 million or 15% of revenues, compared to $86 million or 13% of revenues for the first quarter of fiscal 2001. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies.

      For the first quarter of fiscal 2002, selling, general and administrative expenses were $101 million or 14% of revenues, compared to $80 million or 12% of revenues for the first quarter of fiscal 2001. The dollar and percentage increases in selling, general and administrative expenses from the first quarter of fiscal 2001 were primarily due to increased headcount and related expenses for our strategic investment activities and support efforts related to the BREW application development platform and expansion of the integrated circuit customer base and selling, general and administrative expenses of Vesper Holding which was acquired in November 2001.

      Amortization of goodwill and other acquisition-related intangible assets was $64 million for the first quarter of fiscal 2002, compared to $63 million in the first quarter of fiscal 2001. Amortization in the first quarter of fiscal 2002 and 2001 is primarily related to the acquisition of SnapTrack, Inc. (SnapTrack) in March 2000.

      For the first quarter of fiscal 2002, there were no asset impairment and related charges compared to $481 million of such charges in the first quarter of fiscal 2001. Asset impairment and related charges during the first quarter of fiscal 2001 were comprised primarily of charges resulting from management’s determination that certain assets related to the Globalstar business were impaired.

      For the first quarter of fiscal 2002, there were no other operating expenses compared to $69 million in the first quarter of fiscal 2001. Other operating expense in the first quarter of fiscal 2001 was related to an arbitration decision made against us.

      Interest expense was $3 million for the first quarter of fiscal 2002, compared to $9 million for the first quarter of fiscal 2001. Interest expense in the first quarter of fiscal 2002 was primarily related to the $125 million long-term debt of Vesper Holding included in other current and noncurrent liabilities. Interest expense in the first quarter of fiscal 2001 was primarily related to interest charges resulting from the arbitration decision made against us.

      Net investment income was $38 million for the first quarter of fiscal 2002 compared to net investment expense of $257 million for the first quarter of fiscal 2001. The increase was primarily due to a $181 million reduction in net unrealized losses on derivative instruments, a $144 million reduction in unrealized losses related to other-than-temporary losses on marketable securities, a $14 million decrease in equity in losses of investees and a $5 million reduction in unrealized other-than-temporary losses on other investments, offset by a $36 million reduction in interest income and a $14 million decrease in realized gains on marketable securities. The decline in interest income was a result of lower interest rates on cash and marketable securities and our decision to not record interest on Pegaso debt facilities.

      For the first quarter of fiscal 2002, there were no other non-operating charges compared to $57 million of such charges in the first quarter of fiscal 2001. Other non-operating charges in the first quarter of fiscal 2001 were primarily comprised of a write-down of the recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $78 million for the first quarter of fiscal 2002 compared to a benefit of $346 million for the first quarter of fiscal 2001. The annual effective tax rate is estimated to be 36% for fiscal 2002, compared to the 46% annual effective tax rate recorded during the first quarter of fiscal 2001. The estimated annual effective tax rate for fiscal 2002 is lower than the statutory rate due to the partial reversal of the valuation allowance that was previously charged to tax expense, offset by an increase in foreign losses for which we are not recording a tax benefit. The actual effective tax rate for fiscal 2001 was negative 25%. The difference in the tax rate from the prior year is primarily due to an increase in projected earnings for fiscal year 2002 as compared to the loss realized during fiscal 2001, which resulted primarily from certain asset impairment and related charges. We have provided a valuation allowance on substantially all of our deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. There was an increase in the deferred tax asset related to acquisitions. A full valuation allowance has also been established against these deferred tax assets through purchase accounting. There was no tax expense recorded for the acquired deferred tax assets and related valuation allowance.

Our Segment Results for the First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001

New Segment Reporting Structure

      During the first quarter of fiscal 2002, we formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in our businesses and in managerial reporting reflecting the new corporate structure announced in July 2001. Three segments have been aggregated into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licenses (QTL) — licenses third parties to design, manufacture, and sell products incorporating our CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

o	QUALCOMM Internet Services (QIS) — provides solutions for wireless service providers as the industry moves toward wireless convergence through our BREW product, an open application platform for CDMA-based wireless devices;

o	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies and private fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages our strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. Management believes that QSI creates long-term value for shareholders and reporting in this manner will facilitate investors’ and analysts’ understanding of the costs and benefits of such activities.

      The Wireless Systems division, which has contracts with Globalstar L.P. to design, develop and manufacture subscriber products and ground telecommunications equipment, is no longer included in a reportable segment.

      The following should be read in conjunction with the first quarter financial results of fiscal 2002 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 6 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for the first quarter of fiscal 2002 were $359 million compared to $331 million for the first quarter of fiscal 2001. Earnings before taxes for the first quarter of fiscal 2002 were $87 million compared to $84 million for the first quarter of fiscal 2001. Revenues and earnings before taxes increased due to higher average selling prices and increased shipments of MSM integrated circuits and an increase in software fees. Earnings before taxes did not increase at the same rate as revenues primarily due to increased expenses for research and development. The increased research and development is primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multimode, multi-network, products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies. More than 15 million MSM integrated circuits were sold during the first quarter of fiscal 2002, compared to slightly less than 15 million for the first quarter of fiscal 2001.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for the first quarter of fiscal 2002 were $211 million compared to $187 million for the first quarter of fiscal 2001. Earnings before taxes for the first quarter of fiscal 2002 were $189 million compared to $174 million for the first quarter of fiscal 2001. The increase in revenues and earnings before taxes was primarily due to an increase in royalties resulting from an increase in worldwide demand for products based on CDMA technologies.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for the first quarter of fiscal 2002 were $109 million compared to $111 million for the first quarter of fiscal 2001. Losses before taxes for the first quarter of fiscal 2002 of $1 million compared to earnings before taxes of $17 million for the first quarter of fiscal 2001. Revenues decreased primarily due to lower revenues on United States government contracts, lower revenues on OmniTRACS and other related communications systems, offset by an increase in software development fees. Earnings before taxes decreased due to increased headcount and related expenses for support efforts related to the BREW application development platform and an increase in QWBS research and development efforts. We shipped approximately 9,400 OmniTRACS and other related communications systems during the first quarter of fiscal 2002, compared to approximately 10,000 in the first quarter of fiscal 2001. The decrease is due to lower unit shipments in Canada and Mexico related to economic conditions affecting their long-haul trucking industries.

QUALCOMM Strategic Initiatives (QSI)

      QSI segment revenues for the first quarter of fiscal 2002 were $6 million primarily related to the consolidation of Vesper Holding. QSI segment losses before taxes for the first quarter of fiscal 2002 were $5 million compared to losses before taxes of $816 million for the first quarter of fiscal 2001. The reduction in losses was primarily due to a decrease in asset impairment and related charges from the same period in fiscal 2001. During the first quarter of fiscal 2001, we recorded $586 million in such charges related to Globalstar. In addition, we recorded $181 million lower net unrealized losses on derivative instruments, $144 million lower unrealized losses related to other-than-temporary losses on marketable securities and other investments and a $14 million decrease in equity in losses of investees, offset by a $14 million decrease in realized gains on marketable securities during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. QSI also recorded a $9 million loss related to the consolidation of Vesper Holding’s results for a 17-day period and $8 million of equity losses related to Vesper Holding during the first quarter of fiscal 2002.

Liquidity and Capital Resources

      We anticipate that our cash and cash equivalents and marketable securities balances of $2,744 million at December 30, 2001, including interest to be earned thereon, will be used to fund our working and other capital requirements, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      In first quarter of fiscal 2002, $267 million in cash was provided by operating activities, compared to $254 million in cash provided by operating activities in the first quarter of fiscal 2001. Cash provided by operating activities in the first quarter of fiscal 2002 and fiscal 2001 includes $287 million and $315 million, respectively, of net cash flow provided by operations. In the first quarter of fiscal 2002, cash flow provided by operations were offset by an increase in accounts receivable and a reduction in payroll, benefits and other liabilities, offset by decreases in finance receivable, inventory and other assets and increases in trade accounts payable and unearned revenue. In the first quarter of fiscal 2001, cash flow provided by operations were offset by increases in finance receivables and inventory and a decrease in payroll, benefits and other liabilities, offset by decreases in accounts receivables and other assets and increases in unearned revenue. These changes for the first quarter of fiscal year 2002 and 2001 totaled $20 million and $61 million, respectively.

      In the first quarter of fiscal 2002, $188 million in cash was used in investing activities, primarily including $187 million for other investments and acquisitions, $33 million in capital expenditures, $4 million in net purchases of available-for-sale securities, offset by $36 million in net maturities of held-to-maturity securities. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers.

      In the first quarter of fiscal 2002 and fiscal 2001, our financing activities provided $19 million and $51 million, respectively, comprised primarily of the issuance of common stock under our stock option and employee stock purchase plans.

      At December 30, 2001, our remaining commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $527 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

      In August 2001, we committed to purchase 2,000,000 shares of Series A preferred stock in NextWave Telecom Inc. (NextWave) for $300 million. Our investment is subject to approval by the United States Bankruptcy Court, successful consummation of NextWave’s August 2001 plan of reorganization, satisfactory resolution of all disputes involving NextWave’s PCS licenses and other conditions. As a result of the uncertainty surrounding NextWave’s financing plans, the terms of a settlement with the FCC and other factors, there is significant uncertainty as to whether we will make our planned investment in a reorganized NextWave.

      Under the terms of the senior credit facility with Leap Wireless, we are committed to fund up to $125 million until the earlier of settlement of the FCC’s current auction of PCS spectrum or Leap Wireless’ withdrawal from the auction. At December 30, 2001, no cash has been advanced to Leap Wireless, but $1 million in loan fees and accrued interest are outstanding under the facility.

      Information regarding our other financial commitments at December 30, 2001 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities, Note 7 — Commitments and Contingencies and Note 8 — Acquisitions.”

Future Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually, as well as whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 142 on September 30, 2002, the beginning of fiscal 2003. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We recorded $61 million in amortization expense related to goodwill during the three months ended December 30, 2001. Other than the cessation of goodwill amortization, we have not yet determined the impact these standards will have on our operating results and financial position.

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

RISK FACTORS

      You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, including our financial statements and the related notes.

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

      To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Industry and government participants of the International Telecommunications Union and regional standards development organizations are currently considering a variety of standards that may be utilized in 3G wireless networks. We continue to advocate the selection of 3G standards based on CDMA technology. We cannot assure you that any of the standards development organizations will select the standards that we are advocating. If they select other standards, our business may suffer, and even if our standards are selected, we cannot assure you that they will achieve commercial acceptance in a timely manner, or at all. Our 1xEV-DO was approved by the International Telecommunications Union for inclusion in the CDMA2000 mode of the 3G standard. Commercial deployment of CDMA2000 1X began in October 2000 in South Korea. In addition, commercial deployment of CDMA2000 1X by Leap Wireless began in December 2001 in the cities of Phoenix and Denver, representing the first commercial deployment of 3G technology in the North America. WCDMA, a technology designed as an alternative to CDMA2000, is currently in the standardization process and has been adopted by several European, Japanese and United States carriers. We expect that, although limited systems have been placed in service, widespread and standardized WCDMA networks will not begin operation until 2003 or later, given that the WCDMA standard and interoperability testing is not yet complete. Many GSM operators are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology while waiting for 3G WCDMA to become available. GPRS is the only widely anticipated packet data technology that is not CDMA-based. We believe that our CDMA patent portfolio is applicable to all CDMA systems that may serve as the basis for such standards. However, we cannot assure you that the wireless communications industry will adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to any proposed 3G standards. If we are unable to successfully, widely and timely deploy CDMA2000 as the preferred 3G technology, our business and financial results could suffer.

Because we have made significant investments in and loans to CDMA carriers, our financial condition may be harmed if those CDMA carriers are not successful.

      We provide significant financing to CDMA carriers to promote the worldwide adoption of CDMA products and services. Many domestic and international CDMA carriers to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged or have limited financial resources. Certain carriers to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign carriers that we finance. These spectrum licenses initially may constitute the primary asset of the carriers. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities.

      In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Acquisitions.” We expect Vesper Holding to incur increasing operating losses and negative cash flows from operations as it expands operations and enters new markets, even if and after it achieves positive cash flows from operations in initial operating markets. We may incur significant losses in the future related to our ownership of the Vesper Holding, and we cannot assure you that Vesper Holding will ever operate profitably. Additional risks and uncertainties specific to Vesper Holding include risks associated with:

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

      In the first quarter of fiscal 2002, three customers accounted for 43% of consolidated revenues. In fiscal year 2001, three customers accounted for 37% of consolidated revenues. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

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

      In the first quarter of fiscal 2002, international customers accounted for 66% of consolidated revenues. Consolidated revenues from international customers as a percentage of total revenues were 65% in fiscal year 2001, 47% in fiscal year 2000 and 38% in fiscal year 1999. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first quarter of fiscal 2002 37% and 20% of our revenue was from customers and licensees based in South Korea and Japan, respectively. During fiscal 2001, 35% and 22% of our revenue was from customers and licensees based in South Korea and Japan, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment. We also are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in the past the South Korean government limited the ability of handset manufacturers to provide subsidies on handsets to their subscribers, and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea, Japan or in other countries may have additional negative impacts on our revenues.

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

      From time to time, we consider strategic transactions and alternatives with the goal of maximizing stockholder value. In February 2000, we completed the sale of our terrestrial wireless consumer products business to Kyocera Wireless. In May 1999, we completed the sale of our terrestrial wireless infrastructure business to Ericsson. In September 1998, we completed the spin-off of Leap Wireless. Additionally, in the past we have acquired businesses, entered into joint ventures and made strategic investments in early stage companies and venture funds or incubators to support the adoption of CDMA and use of the wireless Internet. In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all.

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

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our market exposure. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject us to equity price risk. The fair market values of these equity securities and derivative instruments are subject to significant price volatility and, in general, suffered a significant decrease in market value during fiscal 2001. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also invest in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may become impaired due to changes in the companies’ condition or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

We depend upon a limited number of third-party manufacturers to produce and test our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

     QUALCOMM CDMA Technologies Segment (QCT)

      We subcontract all of our manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. During the first quarter of fiscal 2002 and during fiscal 2001, IBM, Motorola, Taiwan Semiconductor Manufacturing Co. and Texas Instruments were the primary manufacturers of our family of integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we then establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We have no firm long-term commitments from our manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. As a result, these manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

     QUALCOMM Wireless & Internet Segment (QWI)

      Several of the critical products and services used in our existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products. These third parties include companies such as M/A Com, Rakon, Mini Circuits, Cambridge, Andrews, ADI, Deutsch, PCI, Key Tronic, Seavey, Symbol, Talon, Thomson Airpax and Eagle Picher. Our reliance and the reliance of our licensees on sole or limited source vendors involve risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

      Our future operating results will be affected by many factors, including the following:

•	the rate of CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA carriers;

•	the collectibility of our trade and finance receivables;

•	changes in the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	the success of our strategic investments, including our investment in Vesper Holding;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	management of inventory in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

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

      Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, LSI Logic, Nortel, Samsung, Matsushita and Siemens, all of whom are our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

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

      The market for our products and technology is characterized by many factors, including:

•	rapid technological advances and evolving industry standards;

•	changes in customer requirements;

•	frequent introductions of new products and enhancements; and

•	evolving methods of building and operating telecommunications systems.

      We are currently making significant investments in developing and introducing new products, such as:

•	integrated circuit product to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies; and

•	Binary Runtime Environment for Wireless (BREW), a thin applications execution platform that provides applications developers with an open standard platform for wireless devices on which to develop their products.

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

      Our growth is dependent upon the increased use of wireless communications services that utilize our CDMA technology. In order to provide wireless communications services, carriers must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the amount paid for these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. In addition, litigation and disputes involving companies bidding to acquire spectrum has delayed the expansion of wireless networks in the United States, and it is possible that this delay could continue for a significant amount of time. The significant cost of licenses and delays associated with disputes over license auctions may slow the growth of the industry if service providers are unable to obtain or service the additional capital necessary to implement infrastructure to support 3G technology. Our growth could be adversely affected if this occurs.

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

      Message transmissions for domestic OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne operations are formatted and processed at the Network Management Center in San Diego, California, which we operate, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. Our Network Management Center operations are subject to system failures which could interrupt the services and have a material adverse effect on our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2001 Annual Report on Form 10-K.

      We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. In the second fiscal quarter of 2002, we invested a portion of corporate cash in non-investment grade corporate bonds which are subject to a higher degree of default risk than our current fixed income portfolio.

      We hold available-for-sale securities and derivative instruments subject to equity price risk. The recorded values of available-for-sale securities increased to $961 million at December 30, 2001 from $859 million at September 30, 2001. As of December 30, 2001, two equity positions constituted approximately 25% of the fair value of the available-for-sale securities portfolio. The recorded value of derivative instruments subject to FAS 133 at December 30, 2001 is $79 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At December 30, 2001, there have been no other material changes to the market risks described at September 30, 2001. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vesper Sao Paulo S.A., Vesper S.A., Vesper Holding Sao Paulo S.A., Vesper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vesper Sao Paulo Cayman and Vesper Holding, Ltd.(1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vesper Holding, Ltd.(1)
3.1	Restated Certificate of Incorporation.(2)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(3)(4)
3.3	Certificate of Designation of Preferences.(5)
3.4	Bylaws.(6)
3.5	Amendment of the Bylaws.(7)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

Reports on Form 8-K

      Report on Form 8-K dated November 28, 2001, containing information relating to the Restructuring Agreement, by and among the QUALCOMM Incorporated, Vesper Holding Sao Paulo S.A., Vesper Holding S.A., Vesper Sao Paulo S.A., Vesper S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International Limited, Bell Canada International Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson, Harris Corporation, VeloCom do Brasil Ltda., Vesper Sao Paulo Cayman and Vesper Holding, Ltd. as part of an overall financial restructuring of the Vesper Companies.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ ANTHONY S. THORNLEY

Anthony S. Thornley
Chief Operating Officer &
Chief Financial Officer

Dated: January 25, 2002