Form 10-Q
period 2002-03-31
QUALCOMM INC/DE
filed 2002-04-24
CIK 804328

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 22, 2002:

Class	Number of Shares

Common Stock, $0.0001 per share par value	769,676,594

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6 – 19
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20 – 46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46 – 47
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 2.	Changes in Securities	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits and Reports on Form 8-K	48 – 49

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	March 31,	September 30,
	2002	2001*

Current assets:
Cash and cash equivalents	$1,267,675	$1,388,602
Marketable securities	943,968	894,577
Accounts receivable, net	505,556	517,557
Finance receivables, net	3,635	10,345
Inventories, net	78,060	95,863
Other current assets	163,420	147,814

Total current assets	2,962,314	3,054,758
Marketable securities	692,895	297,333
Finance receivables, net	708,338	674,391
Other investments	302,455	245,220
Property, plant and equipment, net	772,797	431,396
Goodwill, net	467,956	585,046
Other assets	482,629	381,589

Total assets	$6,389,384	$5,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$177,438	$106,433
Payroll and other benefits related liabilities	131,360	117,795
Unearned revenue	199,330	184,461
Other current liabilities	141,485	112,300

Total current liabilities	649,613	520,989
Unearned revenue	266,400	295,005
Other liabilities	148,445	35,437

Total liabilities	1,064,458	851,431

Commitments and contingencies (Notes 2, 3 and 7)
Minority interest in consolidated subsidiaries	104,753	5,887

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	77	76
Paid-in capital	4,901,967	4,791,559
Retained earnings	428,110	244,947
Accumulated other comprehensive loss	(109,981)	(224,167)

Total stockholders’ equity	5,220,173	4,812,415

Total liabilities and stockholders’ equity	$6,389,384	$5,669,733

*	As adjusted (Note 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001*	2002	2001*

Revenues	$696,115	$717,148	$1,394,757	$1,372,357

Operating expenses:
Cost of revenues	291,914	256,838	537,111	557,768
Research and development	116,755	106,253	223,623	192,376
Selling, general and administrative	123,960	87,272	224,725	167,236
Amortization of goodwill and other acquisition- related intangible assets	63,682	63,374	127,413	126,369
Asset impairment and related charges	—	(8,095)	—	472,683
Other	—	—	—	69,188

Total operating expenses	596,311	505,642	1,112,872	1,585,620

Operating income (loss)	99,804	211,506	281,885	(213,263)
Interest expense	(6,156)	(1,517)	(8,718)	(10,085)
Investment (expense) income, net	(25,007)	59,516	13,025	(197,893)
Other	—	—	—	(56,566)

Income (loss) before income taxes and accounting changes	68,641	269,505	286,192	(477,807)
Income tax (expense) benefit	(24,711)	(159,784)	(103,029)	186,240

Income (loss) before accounting changes	43,930	109,721	183,163	(291,567)
Accounting changes, net of tax	—	—	—	(17,937)

Net income (loss)	$43,930	$109,721	$183,163	$(309,504)

Basic net earnings (loss) per common share:
Income (loss) before accounting changes	$0.06	$0.15	$0.24	$(0.39)
Accounting changes, net of tax	—	—	—	(0.02)

Net income (loss)	$0.06	$0.15	$0.24	$(0.41)

Diluted net earnings (loss) per common share:
Income (loss) before accounting changes	$0.05	$0.14	$0.23	$(0.39)
Accounting changes, net of tax	—	—	—	(0.02)

Net income (loss)	$0.05	$0.14	$0.23	$(0.41)

Shares used in per share calculations:
Basic	767,903	754,634	766,431	752,058

Diluted	808,996	806,846	809,285	752,058

*	As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	March 31,	April 1,
	2002	2001*

Operating Activities:
Net income (loss)	$183,163	$(309,504)
Depreciation and amortization	180,440	161,335
Asset impairment and other non-cash charges and credits	3,697	570,187
Net gains on marketable securities and investments	(6,728)	(50,772)
Change in fair values of derivative investments	28,547	148,396
Other-than-temporary losses on marketable securities and other investments	10,635	147,166
Minority interest in (loss) income of consolidated subsidiaries	(19,364)	1,438
Equity in losses of investees	38,889	81,622
Non-cash income tax provision (benefit)	55,599	(223,165)
Accounting changes, net of tax	—	17,937
Increase (decrease) in cash resulting from changes in:
Purchases of trading securities	(2,007)	—
Accounts receivable, net	40,871	72,408
Finance receivables, net	(27,110)	(203,987)
Inventories, net	22,478	(36,822)
Other assets	(7,993)	11,724
Trade accounts payable	(34,745)	1,851
Payroll, benefits, and other liabilities	6,824	(43,914)
Unearned revenue	(24,558)	27,537

Net cash provided by operating activities	448,638	373,437

Investing Activities:
Capital expenditures	(73,001)	(45,734)
Purchase of wireless licenses	—	(75,150)
Purchases of available-for-sale securities	(661,838)	(523,957)
Proceeds from sale of available-for-sale securities	372,815	515,803
Purchases of held-to-maturity securities	(135,275)	(301,323)
Maturities of held-to-maturity securities	91,236	675,975
Issuance of notes receivable	(2,000)	(122,668)
Collection of notes receivable	131	14,443
Other investments and acquisitions	(223,873)	(184,232)
Other items, net	3,134	550

Net cash used by investing activities	(628,671)	(46,293)

Financing Activities:
Net proceeds from issuance of common stock	52,350	73,205
Proceeds from minority shareholders	10,000	—
Other items, net	(3,927)	(372)

Net cash provided by financing activities	58,423	72,833

Effect of exchange rate changes on cash	683	(2,571)

Net (decrease) increase in cash and cash equivalents	(120,927)	397,406
Cash and cash equivalents at beginning of period	1,388,602	716,871

Cash and cash equivalents at end of period	$1,267,675	$1,114,277

* As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2001 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the three months and six months periods ended March 31, 2002 included 13 weeks and 26 weeks, respectively, as compared to 14 weeks and 27 weeks for the three months and six months periods ended April 1, 2001.

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

Revenues

      During the three months and six months ended March 31, 2002, the Company recognized $17 million and $36 million, respectively, in net income before income taxes and accounting change, as compared to $24 million and $49 million for the three months and six months ended April 1, 2001, respectively, related to revenue and expense recognized in prior years as a result of the Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which was adopted as of the beginning of fiscal 2001. The statements of operations for the three months and six months ended April 1, 2001, and the statement of cash flows for the six months ended April 1, 2001 have been adjusted to reflect the adoption of this standard.

Net Earnings Per Common Share

      Basic net earnings per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months and six months ended March 31, 2002 reflect the potential dilutive effect, calculated using the treasury stock method, of 41,093,000 and 42,854,000 additional common shares issuable upon exercise of outstanding stock options, respectively. The diluted base for the three months ended April 1, 2001 reflects the potential dilutive effect, calculated using the treasury stock method, of 52,212,000 additional common shares issuable upon exercise of outstanding stock options. The diluted base for the six months ended April 1, 2001 excludes the potential dilutive effect, calculated using the treasury stock method, of 54,390,000 additional common shares issuable upon exercise of outstanding stock options due to their anti-dilutive effect as a result of the Company’s loss before accounting change.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Options outstanding during the three months ended March 31, 2002 and April 1, 2001 to purchase approximately 42,284,000 and 10,950,000 shares of common stock, respectively, and options outstanding during the six months ended March 31, 2002 and April 1, 2001 to purchase approximately 33,207,000 and 9,523,000 shares of common stock, respectively, were not included in the treasury stock computation because the options’ exercise price was greater than the average market price of the common stock during the period, and therefore, the effect on diluted EPS would be anti-dilutive.

Comprehensive Income

      Components of accumulated other comprehensive loss consisted of the following:

	March 31,	September 30,
	2002	2001

	(in thousands)
Foreign currency translation	$(33,490)	$(64,537)
Unrealized loss on marketable securities, net of income taxes	(76,491)	(159,630)

	$(109,981)	$(224,167)

      Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Net income (loss)	$43,930	$109,721	$183,163	$(309,504)

Other comprehensive income (loss):
Foreign currency translation	21,929	(9,841)	31,047	(17,366)
Unrealized gain (loss) on marketable securities, net of income taxes	1,746	(17,027)	88,134	(118,638)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	2,311	—	2,311	69,887
Reclassification adjustment for net realized gains included in net income, net of income taxes	(616)	(17,981)	(7,306)	(30,292)
Reclassification adjustment for losses included in accounting change, net of income taxes	—	—	—	3,925

Total other comprehensive income (loss)	25,370	(44,849)	114,186	(92,484)

Total comprehensive income (loss)	$69,300	$64,872	$297,349	$(401,988)

      The reclassification adjustment for other-than-temporary losses on marketable securities results from the recognition of unrealized losses in the statement of operations resulting from declines in the market prices of those securities deemed to be other than temporary. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statement of operations when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the statement of operations as a result of the implementation of Statement of Financial Accounting Standards

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities.” Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income.

Future Accounting Requirements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that, upon adoption of FAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. FAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step (Step 1) is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of fiscal 2003. Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle in the first quarter 2003.

      The Company will adopt the provisions of FAS 142 in its first quarter of fiscal 2003. The Company is in the process of determining its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and expects to complete Step 1 in the first quarter of fiscal 2003. The Company will no longer record goodwill amortization starting in fiscal 2003. The Company recorded $64 million and $127 million in goodwill amortization expense during the three months and six months ended March 31, 2002, respectively.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 — Composition of Certain Financial Statement Captions

Marketable Securities

      Marketable securities are comprised of certificates of deposit, commercial paper, U.S. government securities, corporate bonds, mortgage-backed and asset-backed securities and equity securities that are publicly traded. During the second quarter of fiscal 2002, the Company allocated $300 million to institutional portfolio managers for investment in non-investment grade securities. At March 31, 2002, $273 million was invested primarily in corporate bonds with credit ratings of B/ B2 and BB/ Ba2.

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Trading and available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Changes in fair value associated with trading securities are recorded in the statement of operations. Net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss).

Accounts Receivable

	March 31,	September 30,
	2002	2001

	(in thousands)
Trade, net of allowance for doubtful accounts of $88,794 and $15,756, respectively	$468,160	$493,930
Long-term contracts:
Billed	8,140	11,917
Unbilled	—	3,846
Other	29,256	7,864

	$505,556	$517,557

      At March 31, 2002, the allowance for doubtful accounts included $71 million related to the consolidation of Vesper Holding Ltd. (Vesper Holding) (Note 8).

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	March 31,	September 30,
	2002	2001

	(in thousands)
Finance receivables	$1,445,217	$1,388,684
Allowance for doubtful receivables	(733,244)	(703,948)

	711,973	684,736
Current maturities, net	3,635	10,345

Noncurrent finance receivables, net	$708,338	$674,391

      At March 31, 2002, remaining commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $527 million. The commitment to fund $400 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

Inventories

	March 31,	September 30,
	2002	2001

	(in thousands)
Raw materials	$19,102	$18,251
Work-in-process	2,943	3,346
Finished goods	56,015	74,266

	$78,060	$95,863

Property, Plant and Equipment

	March 31,	September 30,
	2002	2001

	(in thousands)
Land	$43,733	$38,093
Buildings and improvements	294,153	280,851
Computer equipment	353,547	283,293
Machinery and equipment	463,350	176,300
Furniture and office equipment	37,474	16,393
Leasehold improvements	46,970	44,990

	1,239,227	839,920
Less accumulated depreciation and amortization	(466,430)	(408,524)

	$772,797	$431,396

      Property, plant and equipment increased during the six months ended March 31, 2002 primarily as a result of the acquisition of Vesper Holding (Note 8).

Intangible Assets

      At March 31, 2002 and September 30, 2001, goodwill is presented net of $511 million and $389 million in accumulated amortization, respectively. During fiscal 2002, the Company acquired intangible assets, including wireless licenses, as a result of its acquisition of Vesper Holding (Note 8). At March 31, 2002 and September 30, 2001, intangible assets totaled $195 million and $121 million, respectively, net of accumulated amortization of $34 million and $21 million, respectively.

Note 3 — Investments in Other Entities

VeloCom, Inc.

      On November 29, 2001, the Company forgave $119 million under its debt facility with VeloCom, Inc. (VeloCom), an investor in Vesper Holding (Note 8) and converted its remaining $56 million convertible promissory note into equity securities of VeloCom (the VeloCom exchange) in conjunction with its

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

acquisition of Vesper Holding. The VeloCom exchange increased the Company’s equity interest in VeloCom to 49.9%. The Company uses the equity method to account for its investment in VeloCom.

Reliance Communications Limited

      In December 2001, QUALCOMM agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Communications Limited (RCL), a wireless carrier in India. RCL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. QUALCOMM will purchase the shares as certain milestones are met by RCL. Funding is expected to occur through September 2003. At March 31, 2002, QUALCOMM had not purchased any shares related to this commitment.

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, QUALCOMM advanced $10 million under a promissory note that matured on January 31, 2002. In April 2002, Inquam used equity funding from QUALCOMM to repay the promissory note. At March 31, 2002, $97 million of the equity funding commitment was outstanding. The Company expects to fund the remaining commitment through December 2002.

Other

      Funding commitments related to other investments totaled $30 million at March 31, 2002, which the Company expects to fund through fiscal 2009. Such commitments are subject generally to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

Note 4 — Investment (Expense) Income, Net

      Investment (expense) income was comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Interest income	$32,569	$71,468	$65,004	$139,890
Net realized gains on marketable securities	959	30,184	7,193	50,772
Net realized losses on derivative instruments	—	—	(465)	—
Other-than-temporary losses on marketable securities	(2,345)	(3,538)	(2,345)	(147,166)
Other-than-temporary losses on other investments	(3,143)	—	(8,290)	(9,933)
Change in fair values of derivative investments	(49,264)	11,864	(28,547)	(148,396)
Minority interest in loss (income) of consolidated subsidiaries	17,022	(756)	19,364	(1,438)
Equity in losses of investees	(20,805)	(49,706)	(38,889)	(81,622)

	$(25,007)	$59,516	$13,025	$(197,893)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 36% for fiscal 2002. This rate differs from the U.S. statutory rate primarily due to the partial reversal of the valuation allowance that was previously charged to expense, the impact of nondeductible goodwill amortization on the pre-tax income, earnings outside the United States and research and development credits. The prior fiscal year rate of negative 25% was the result of pre-tax losses and foreign taxes paid for which it was more likely than not the Company would not receive a tax benefit. The expected annual effective tax rate for fiscal 2002 differs from the prior fiscal year due to an increase in projected earnings and the reduction of deferred tax assets and the related valuation allowance which was previously charged to expense.

Note 6 — Segment Information

      The Company is organized on the basis of products and services. During the first quarter of fiscal 2002, the Company formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in the Company’s businesses and in managerial reporting. Three segments have been aggregated into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

-	QUALCOMM Internet Services (QIS) — provides solutions for wireless service providers as the industry moves toward wireless convergence through the Company’s BREW product, an open application platform for CDMA-based wireless devices;

-	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

-	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies and private fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

      The Wireless Systems division, which has contracts with Globalstar L.P. to design, develop and manufacture subscriber products and ground telecommunications equipment, is no longer included in a reportable segment, and the division’s revenues and losses are presented with other products in reconciling items.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

      Segment results presented for the fiscal 2001 period have been restated to conform to the current year segment presentation. The table below presents revenues and EBT for reported segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
March 31, 2002
Revenues	$343,815	$193,955	$110,264	$36,852	$11,229	$696,115
EBT	77,724	171,535	(3,964)	(118,828)	(57,826)	68,641
April 1, 2001
Revenues	$364,059	$225,646	$99,312	$—	$28,131	$717,148
EBT	84,866	206,663	6,705	12,622	(41,351)	269,505
For the six months ended:
March 31, 2002
Revenues	$702,959	$404,758	$219,559	$42,806	$24,675	$1,394,757
EBT	164,665	360,223	(5,197)	(123,787)	(109,712)	286,192
April 1, 2001
Revenues	$694,691	$412,470	$210,084	$—	$55,112	$1,372,357
EBT	169,046	380,802	23,980	(803,870)	(247,765)	(477,807)

      Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 31,	April 1,	March 31,	April 1,
	2002	2001	2002	2001

Revenues
Elimination of intersegment revenue	$(18,714)	$(17,007)	$(38,000)	$(33,186)
Other products	29,943	45,138	62,675	88,298

Reconciling items	$11,229	$28,131	$24,675	$55,112

Earnings before income taxes
Unallocated corporate expenses	$(75,075)	$(72,764)	$(146,615)	$(213,930)
Unallocated investment income, net	23,219	45,605	47,222	87,963
Unallocated interest expense	(127)	(1,362)	(158)	(9,630)
EBT from other products	(4,901)	(13,245)	(6,344)	(110,551)
Intracompany profit	(942)	415	(3,817)	(1,617)

Reconciling items	$(57,826)	$(41,351)	$(109,712)	$(247,765)

      Unallocated corporate expenses included $63 million and $126 million for amortization of goodwill and other acquisition-related intangible assets during the three months and six months ended March 31, 2002, respectively. Unallocated corporate expenses during the three months and six months ended April 1, 2001 included $63 million and $125 million for the amortization of goodwill and other acquisition-related intangible

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

assets, respectively, and $63 million related to the Globalstar business and $69 million in charges related to an arbitration decision against the Company during the six months ended April 1, 2001.

      Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
March 31, 2002
Revenues from external customers	$341,833	$179,458	$108,029	$36,852
Intersegment revenues	1,982	14,497	2,235	—
April 1, 2001
Revenues from external customers	$361,702	$211,089	$99,219	$—
Intersegment revenues	2,357	14,557	93	—
For the six months ended:
March 31, 2002
Revenues from external customers	$700,172	$374,925	$214,179	$42,806
Intersegment revenues	2,787	29,833	5,380	—
April 1, 2001
Revenues from external customers	$690,783	$383,360	$209,916	$—
Intersegment revenues	3,908	29,110	168	—

      Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of Wireless Knowledge and Vesper Holding (Note 8). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable debt securities, property plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	March 31,	September 30,
	2002	2001

QCT	$231,855	$296,638
QTL	154,772	180,276
QWI	88,425	109,443
QSI	2,061,644	1,294,278
Reconciling items	3,852,688	3,789,098

Total consolidated	$6,389,384	$5,669,733

      The QSI segment assets increased during the six months ended March 31, 2002 primarily as a result of the acquisition of Vesper Holding (Note 8).

Note 7 — Commitments and Contingencies

Litigation

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppels, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted QUALCOMM’s motion for summary judgment that QUALCOMM’s products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment on infringement. QUALCOMM’s counterclaims that the patent is invalid or unenforceable remain pending in the District Court, and the parties expect trial on those issues will be stayed while the ruling granting QUALCOMM’s motion and denying GTE’s motion may be appealed. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Debt Commitments

      The Company consolidates the bank loans and capital lease commitments of Vesper Holding (Note 8). The balances at March 31, 2002 were $85 million and $43 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 20% at March 31, 2002). The lease commitments are subject to interest rates ranging from 11.25% to 14.5%. The aggregate amounts of maturities and minimum lease payments on this debt in each of the next five years from fiscal 2002 through 2006 are $16 million, $19 million, $25 million, $67 million and $1 million, respectively. These debt commitments are collateralized by assets of Vesper Holding. The current and long-term portions of these debt commitments are included in other current liabilities and other liabilities, respectively.

Pegaso Telecomunicaciones, S.A. de C.V.

      The Company has a bridge loan facility with Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a CDMA wireless operating company in Mexico. The facility was payable in full on October 31, 2001, or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger of Pegaso with a third party. At March 31, 2002, $413 million was outstanding under the bridge facility, net of deferred interest and unearned fees. The bridge facility currently bears interest at 20%. The Company also has an equipment loan facility with Pegaso. At March 31, 2002, $264 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. The equipment loan facility is payable through December 31, 2006 and bears interest at LIBOR plus 4.5%. Pegaso did not complete a strategic sale or merger by October 31, 2001, as required by covenants in both the amended bridge facility and the equipment loan facility. Pegaso also ceased making scheduled payments on the equipment loan. The Company ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      On January 16, 2002, a series of agreements were signed by and among Pegaso’s owners and its lenders, including the Company, amending shareholder and lender rights related to the approval of a change of control and establishing the terms of interim financing to be provided to Pegaso. The purpose of the agreements was to provide time for Pegaso to continue to negotiate with potential buyers and to ensure the availability of interim financing to Pegaso during this process. As a result of these agreements, the Company provided $40 million in interim financing, including $5 million in capitalized fees, to Pegaso during the second quarter of fiscal 2002. The Company received warrants to purchase 1.75 million shares of Pegaso common stock related to the interim financing. The interim facility, including principal and 12% interest, was payable in full on or before March 31, 2002. Under the terms of the January 16, 2002 agreements, the interim financing is to be fully repaid from the proceeds of a sale transaction prior to the repayment of other debt of Pegaso. If Pegaso enters into a definitive agreement for a sale transaction, the interim financing must be repaid in full within 90 days after the closing date of the sale transaction, or alternatively, within 10 days of any cancellation or termination of the definitive agreement. The Company also intends to provide, subject to certain conditions, additional interim financing of up to $140 million to Pegaso on similar terms. It is anticipated that $100 million of this amount will bear interest at LIBOR, and the remaining $40 million will bear interest at LIBOR plus 1%. A shareholder in Pegaso has committed to purchase a participation of up to $35 million of the $100 million additional interim financing bearing interest at LIBOR. The Company’s aggregate commitment to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 2) remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. The Company remains committed to acquire $54 million in long-term financing provided by Ericsson to Pegaso when the same

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

conditions are met. The Company had $5 million in other financing commitments to Pegaso as of March 31, 2002.

      In March 2002, Telefonica Moviles announced the execution of a Letter of Intent to acquire a 65% controlling interest in Pegaso. Consummation of the transaction is dependent on the satisfaction of certain requirements, including but not limited to executing definitive documents and obtaining regulatory approvals. The closing of the transaction is not expected to have a significant effect on the Company’s financial position or results of operations.

Leap Wireless International Inc.

      In March 2001, the Company transferred a $125 million Auction Discount Voucher (ADV) to Leap Wireless International Inc. (Leap Wireless) to support its spectrum acquisition activities in the FCC’s current auction of PCS spectrum. The transfer was funded under the Company’s $125 million senior credit facility with Leap Wireless. The facility is repayable in a lump sum payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility bears interest at LIBOR plus 7.5%. The Company deferred the recognition of income related to the ADV transfer due to Leap Wireless’ right to return the ADV in satisfaction of the note within two years upon the occurrence of certain future events. In August 2001, Leap Wireless transferred the ADV back to the Company. Under the terms of the senior credit facility with Leap Wireless, the Company is committed to fund up to $125 million as a result of the return of the ADV until the earlier of settlement of the FCC auction or Leap Wireless’ withdrawal from the auction. At March 31, 2002, no cash had been advanced to Leap Wireless, but $1 million in loan fees and accrued interest were outstanding under the facility.

Other

      In addition to the financing commitments to Pegaso, Leap Wireless and Ericsson (Note 2), the Company had $3 million of letters of credit and $20 million of other financial guarantees and commitments outstanding as of March 31, 2002, none of which were collateralized.

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

      Pursuant to the Restructuring, the Company and VeloCom (Note 3) committed to invest $266 million and $80 million, respectively, in a newly formed holding company called Vesper Holding, organized under the laws of the Cayman Islands. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At March 31, 2002, the Company directly owns 72% of the issued and outstanding equity of Vesper Holding, and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company indirectly owns an additional 11.9% of Vesper Holding through its ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

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

      When the Company obtained its controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that the Company adjust its prior period results to account for its original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, the Company recorded $40 million and $66 million of additional equity in losses of investees for the three months and six months ended April 1, 2001, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001.

      Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for the three months and six months ended March 31, 2002 included the $45 million and $54 million losses, net of minority interest, respectively, of Vesper Holding from December 1, 2001 through February 28, 2002 and November 13, 2001 to February 28, 2002, respectively. The consolidated financial statements for the three and six months ended March 31, 2002 also included $8 million and $15 million of equity losses, respectively, related to Vesper Holding (pre-acquisition) and VeloCom. Unaudited pro forma operating results for the Company, assuming the acquisition of Vesper Holding had been made at the beginning of the periods presented are as follows (in thousands, except per share data) (unaudited):

	Three Months
	Ended	Six Months Ended

	April 1,	March 31,	April 1,
	2001	2002	2001

Revenues	$758,094	$1,414,595	$1,436,777

Net (loss) income	$(17,206)	$159,232	$(522,687)

Basic (loss) earnings per common share	$(0.02)	$0.21	$(0.70)

Diluted (loss) earnings per common share	$(0.02)	$0.20	$(0.70)

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Wireless Knowledge, Inc.

      Wireless Knowledge, Inc. (Wireless Knowledge), formed in November 1998 as a joint venture with Microsoft Corporation (Microsoft), provides software and professional services to allow users real-time access to critical business information through a range of browser-equipped wireless and wireline devices including mobile phones, personal digital assistants (PDAs), laptops and landline connected personal computers (PCs). In October, 2001, Wireless Knowledge acquired all of the outstanding shares owned by Microsoft in exchange for an agreement that Microsoft’s royalty obligations under a Development, License and Alliance Agreement dated July 19, 2000 by and between Wireless Knowledge and Microsoft are considered fully paid. The acquisition increased the Company’s ownership from approximately 50% to approximately 98%. The Company

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

used the purchase accounting method to account for its indirect acquisition of Wireless Knowledge. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed reflects acquired goodwill of $5 million. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. In accordance with FAS 142, amounts allocated to goodwill are not amortized. The consolidated financial statements include the operating results of Wireless Knowledge from the date of acquisition. Prior to the acquisition, the Company recorded its share of Wireless Knowledge’s operating results as equity in losses of investees. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

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

Overview

      We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We license and receive royalty payments on our CDMA technology from domestic and international wireless telecommunications equipment suppliers.

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

      We provide satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. We design, manufacture and distribute products and provide services for our OmniTRACS and TruckMAIL (satellite-based mobile communications systems), OmniExpress (terrestrial CDMA-based system) and LINQ (terrestrial GSM-based system). Transportation companies and private fleets use our products to communicate with drivers, monitor vehicle location, provide automated driver logs and fuel tax reporting and provide customer service. We also integrate the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

      We provide an open applications platform for wireless devices to provide solutions for the wireless industry as it moves toward wireless Internet convergence. Our BREW product is a thin applications environment that provides applications developers with an open standard platform for wireless devices on which to develop their products. The BREW platform leverages the capabilities available in QCT integrated circuits, system software and wireless Internet launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. BREW is air-interface independent and can also be ported to devices that support other wireless technologies such as GSM/GPRS. The BREW platform also enables over-the-air downloads of applications by end users directly to their BREW-enabled handsets. In November 2001, KTFreeTel, a leading CDMA carrier in Korea, began commercial service based on BREW. The carrier currently is selling seven different BREW-enabled handsets in Korea. KTFreeTel’s wireless data service, which includes BREW, runs on a CDMA2000 1X high-speed data network and is available to end users on color display handsets. In March 2002,Verizon Wireless launched service based on BREW in the San Diego market with two BREW-enabled handsets and indicated it intends to begin rolling out BREW service across the United States in late May 2002. Also, Japan’s KDDI began shipping BREW-based handsets in March. In January 2002, we announced a multi-year licensing agreement with Nextel for our QChat voice over Internet protocols push-to-talk technology for 3G networks.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      We derive revenue principally from royalties, from sales of integrated circuit products, from services and related hardware sales, from software development and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate method of revenue recognition involves judgments and estimates that we believe are reasonable, but it is possible that these judgments and estimates could be inaccurate.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which we adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. We recognized $17 million and $24 million during the second quarter of fiscal 2002 and 2001, respectively, and $36 million and $49 million during the first six months of fiscal 2002 and 2001, respectively, in net income before income taxes and accounting changes related to revenue and expense that was recognized in prior years. We continue to monitor developments in Emerging Issues Task Force discussions of Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and Issue 02-G, “Recognition of Revenue from Licensing Arrangements on Intellectual Property,” to determine what, if any, impact the final consensus will have on our revenue recognition policy.

      Our intellectual property licensees typically pay a non-refundable up-front license fee and on-going royalties on their sales of products incorporating our intellectual property. Prior to the adoption of SAB 101, we generally recorded revenue from intellectual property up-front license fees on the effective date of the applicable license agreement. As a result of the adoption of SAB 101, we generally recognize up-front license fees over the estimated period of future benefit to the licensee, typically five to seven years.

      We generally recognize royalty revenue as earned when reasonable estimates of such amounts can be made. Certain royalty revenues are accrued based on estimates prior to the reporting of such revenues by our licensees. Estimates of royalty revenues are based on analyses of historical royalty data by licensee, the relationship between the timing of our sales of integrated circuits to our licensees and our licensees’ sales of CDMA phones and infrastructure equipment, average sales price forecasts, and current market and economic trends. When our licensees report royalties for which we accrued revenues based on estimates, we adjust revenues for the period in which the reports are received.

      We generally record revenue from hardware product sales at the time of shipment, or when title and risk of loss passes to the customer, if later. As a result of the adoption of SAB 101, we recognize revenue and expense from certain OmniTRACS and similar hardware product sales ratably over the shorter of the estimated life of the hardware product or the expected service period, which is typically five years, as the messaging service is considered integral to the functionality of the hardware. Messaging revenue is recorded as earned.

      Revenue from providing services is recorded when earned. Revenue from long-term contracts is generally recognized using the percentage-of-completion method, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is less than three months, we use the completed-contract method.

      We recognize software license fees when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements and defer revenue for the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair values of deliverable elements. Material differences may result in the amount or timing of our software license revenue for any period if our management made different judgments or used different estimates.

Adequacy of Allowances for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and entities we have financed to make required payments. We evaluate the adequacy of allowances for doubtful accounts based on analyses of historical bad debts, customer concentrations, customer credit-worthiness, past transaction history with the customer, current economic trends and changes in customer payment terms. If we determine that collection of a fee is not reasonably assured, we defer revenue recognition until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers and entities we have financed were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Valuation of Intangible Assets and Investments

      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

      We hold minority strategic investments in publicly-traded companies whose share prices may be highly volatile and in private companies whose values are difficult to determine. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. We use the equity method of accounting for certain strategic investments. We rely on unaudited information provided by the investees to record our equity in the investees operating results during the investees’ interim periods. Future adjustments to previously reported results of these investees could adversely impact our results of operations.

Income Taxes

      Since we believe it is more likely than not that deductions from future employee stock option exercises will exceed future taxable income, we provide a valuation allowance on substantially all of our net deferred tax assets. We consider estimated future taxable income and on-going tax planning strategies in assessing the need for the valuation allowance.

      We record an income tax provision or benefit based on our annual effective income tax rate. Significant management judgment is required in determining our provision for income taxes. We estimate annual taxable income, including the amount of R&D tax credits that will be available to us and future deductions from stock option exercises. Future deductions from stock option exercises are affected by stock price volatility. We also consider our ability to reinvest undistributed earnings for certain non-United States subsidiaries indefinitely in operations outside the United States. We are evaluating the allocation of stock option expense to the research and development cost pool used to allocate expenses to our subsidiaries for transfer pricing purposes, which could result in an adverse impact on our tax provision. The probability of an adjustment to the tax provision for this risk is uncertain based on current tax authority. Should our actual taxable income, R&D tax credits or deductions from stock option exercises differ from our estimates or should we have to repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Litigation

      We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.

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

      Pursuant to the Restructuring, we committed to invest $266 million, and VeloCom committed to invest $80 million, in a newly formed holding company called Vesper Holding, organized under the laws of the Cayman Islands. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against us, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At March 31, 2002, we directly owned 72% of the issued and outstanding equity of Vesper Holding, and we indirectly owned an additional 11.9% of Vesper Holding through our ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

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

      When we obtained the controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that we adjust our prior period results to account for our original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, we recorded $40 million and $66 million of additional equity in losses of investees for the three months and six months ended April 1, 2001, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001.

      The Vesper Operating Companies expect to incur increasing operating losses and negative cash flows from operations through calendar 2003 as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets.

Reliance Communications Limited

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Communications Limited (RCL), a wireless carrier in India. RCL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. We will purchase the shares as certain milestones are met. Funding is expected to occur through March 2004. At March 31, 2002, we had not purchased any shares related to this commitment.

Pegaso Telecomunicaciones, S.A. de C.V.

      We have a bridge loan facility with Pegaso Telecomunicaciones, S.A. de C.V. (Pegaso), a CDMA wireless operating company in Mexico. The facility was payable in full on October 31, 2001, or August 29, 2002 if certain milestones were met, including the completion of a strategic sale or merger of Pegaso with a third party. At March 31, 2002, $413 million was outstanding under the bridge facility, net of deferred interest and unearned fees. We also have an equipment loan facility with Pegaso. At March 31, 2002, $264 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. Pegaso did not complete a strategic sale or merger by October 31, 2001, so Pegaso failed to meet covenants in both the amended bridge facility and the equipment loan facility. Pegaso also ceased making scheduled payments on the equipment loan. We ceased accruing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      On January 16, 2002, a series of agreements were signed by and among Pegaso’s owners and its lenders, including us, amending shareholder and lender rights related to the approval of a change of control and establishing the terms of interim financing to be provided to Pegaso. The purpose of the agreements was to provide time for Pegaso to continue to negotiate with potential buyers and to ensure the availability of interim financing to Pegaso during this process. As a result of these agreements, we provided $40 million in interim financing, including $5 million in capitalized fees, to Pegaso during the second quarter of fiscal 2002. We received warrants to purchase 1.75 million shares of Pegaso common stock related to the interim financing. The interim facility, including principal and 12% interest, was payable in full on or before March 31, 2002. Under the terms of the January 16, 2002 agreements, the interim financing is to be fully repaid from the proceeds of a sale transaction prior to the repayment of other debt of Pegaso. If Pegaso enters into a definitive agreement for a sale transaction, the interim financing must be repaid in full within 90 days after the closing date of the sale transaction or, alternatively, within 10 days of any cancellation or termination of the definitive agreement. We also intend to provide, subject to certain conditions, additional interim financing of up to $140 million to Pegaso on similar terms. A shareholder in Pegaso has committed to purchase a participation of up to $35 million of the $140 million additional interim financing. Our aggregate commitment to provide additional long-term financing to Pegaso under arrangements with Ericsson remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. We remain committed to acquire $54 million in long-term financing provided by Ericsson to Pegaso when the same conditions are met. We had $5 million in other financing commitments to Pegaso as of March 31, 2002.

      In March 2002, Telefonica Moviles announced the execution of a Letter of Intent to acquire a 65% controlling interest in Pegaso. Consummation of the transaction is dependent on the satisfaction of certain requirements, including but not limited to executing definitive documents and obtaining regulatory approvals. The closing of the transaction is not expected to have a significant effect on our financial position or results of operations.

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

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

      Total revenues for the second quarter of fiscal 2002 were $696 million compared to $717 million for the second quarter of fiscal 2001. Total revenues for the second quarter of fiscal 2002 included $36 million related to the consolidation of Vesper Holding effective in November 2001 and $1 million related to the Globalstar business. Total revenues for the second quarter of fiscal 2001 include $18 million related to Globalstar. Starting in fiscal 2001, we do not recognize revenue related to Globalstar until cash payment is received. Excluding Vesper Holding and Globalstar, total revenues decreased by $41 million, primarily due to a $32 million decrease in royalties and license fee revenue and a $20 million decrease in revenues from sales of integrated circuits, partially offset by a $10 million increase in software development and services revenues related to our QChat and BREW products.

      Cost of revenues for the second quarter of fiscal 2002 was $292 million compared to $257 million for the second quarter of fiscal 2001. Cost of revenues for the second quarter of fiscal 2002 included $71 million related to the consolidation of Vesper Holding and $3 million related to our continuing obligation to Globalstar. Cost of revenue for the second quarter of fiscal 2001 included $20 million related to Globalstar. Excluding Vesper Holding and Globalstar, cost of revenues as a percentage of revenues was 33% for the second quarter of fiscal 2002 compared to 34% for the second quarter of fiscal 2001. The margin improvement in the second quarter of fiscal 2002 is primarily due to the higher average selling prices of our 3G CDMA2000 1X integrated circuits products. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the second quarter of fiscal 2002, research and development expenses were $117 million or 17% of revenues, compared to $106 million or 15% of revenues for the second quarter of fiscal 2001. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies and an increase in QWBS research and development initiatives, partially offset by a reduction of support efforts related to the Globalstar business.

      For the second quarter of fiscal 2002, selling, general and administrative expenses were $124 million or 18% of revenues, compared to $87 million or 12% of revenues for the second quarter of fiscal 2001. Selling, general and administrative expenses for the second quarter of fiscal 2002 included $22 million related to the consolidation of Vesper Holding. Excluding Vesper Holding, selling, general, and administrative expenses of $102 million comprised 15% of revenues. The dollar and percentage increases were due to increased headcount for our support and marketing efforts related to the BREW application development platform and increases in marketing expenses related to the expansion of our integrated circuit customer base, partially offset by a reduction of support efforts related to the Globalstar business.

      Amortization of goodwill and other acquisition-related intangible assets was $64 million for the second quarter of fiscal 2002, compared to $63 million in the second quarter of fiscal 2001. Amortization charges are primarily related to the acquisition of SnapTrack, Inc. (SnapTrack) in March 2000.

      For the second quarter of fiscal 2002, there were no asset impairment and related charges compared to $8 million of credits in the second quarter of fiscal 2001. Asset impairment and related charges during the second quarter of fiscal 2001 were comprised primarily of adjustments to certain reserves related to the Globalstar business and the sale of the terrestrial-based CDMA wireless consumer phone business.

      Interest expense was $6 million for the second quarter of fiscal 2002, compared to $2 million for the second quarter of fiscal 2001. Interest expense in the second quarter of fiscal 2002 was primarily related to the $125 million long-term debt of Vesper Holding included in other current and noncurrent liabilities. Interest expense in the second quarter of fiscal 2001 was primarily related to interest charges resulting from an arbitration decision made against us.

      Net investment expense was $25 million for the second quarter of fiscal 2002 compared to net investment income of $60 million for the second quarter of fiscal 2001. The change was primarily comprised as follows (in millions):

	Three Months Ended

	March 31,	April 1,
	2002	2001	Change

Interest income:
Corporate	$23	$40	$(17)
QSI	9	31	(22)
Net realized gains on marketable securities:
Corporate	1	10	(9)
QSI	—	20	(20)
Other-than-temporary losses on marketable securities	(2)	(3)	1
Other-than-temporary losses on other investments	(3)	—	(3)
Change in fair values of derivative instruments	(49)	12	(61)
Minority interest in loss (income) of consolidated subsidiaries	17	(1)	18
Equity in losses of investees	(21)	(49)	28

	$(25)	$60	$(85)

      The decline in interest income was a result of lower interest rates on cash and marketable securities and our decision to not record interest income on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001. The change in fair values of derivative instruments primarily results from movements in the price of Leap Wireless stock, which affects the fair value of our warrants to acquire Leap Wireless stock. Equity in losses of investees decreased as a result of the consolidation of Vesper Holding effective November 13, 2001, as these losses are now included in operations.

      Income tax expense was $25 million for the second quarter of fiscal 2002 compared to $160 million for the second quarter of fiscal 2001. The annual effective tax rate is estimated to be 36% for fiscal 2002, compared to the 45% annual effective tax rate recorded during the second quarter of fiscal 2001. The estimated annual effective tax rate for fiscal 2002 is lower than the statutory rate due to the reduction of deferred tax assets and the related valuation allowance that was previously charged to tax expense, offset by an increase in foreign losses for which we are not recording a tax benefit. The actual effective tax rate for fiscal 2001 was negative 25%. The difference in the estimated tax rate from the prior year is primarily due to an increase in projected earnings for fiscal year 2002 as compared to the loss realized during fiscal 2001, which resulted primarily from certain asset impairment and related charges. We have provided a valuation allowance on substantially all of our deferred tax assets because we believe it is more likely than not that deductions from employee stock option exercises will exceed future taxable income.

First Six Months of Fiscal 2002 Compared to First Six Months of Fiscal 2001

      Total revenues for the first six months of fiscal 2002 were $1,395 million compared to $1,372 million for the first six months of fiscal 2001. Total revenues for the first six months of fiscal 2002 included $42 million related to the consolidation of Vesper Holding effective in November 2001 and $4 million related to the Globalstar business. Total revenues for the first six months of fiscal 2001 included $26 million related to Globalstar. Excluding Vesper Holding and Globalstar, total revenues increased by $2 million. Revenues increased slightly despite lower unit shipments of MSM integrated circuits primarily due to the higher average selling prices of our 3G CDMA2000 1X integrated circuits products. We shipped approximately 29 million MSM integrated circuits, compared to 31 million in the first six months of fiscal 2001. Revenue from royalties paid by third parties was $348 million in the first six months of fiscal 2002 compared to $349 million in the first six months of fiscal 2001. Revenue from Samsung Electronics Company (Samsung), Kyocera Wireless Corp. and LG Electronics, Inc., customers of both QCT and QTL, comprised an aggregate of 16%, 15% and 10% of total consolidated revenues, respectively, in the first six months of fiscal 2002.

      Cost of revenues for the first six months of fiscal 2002 was $537 million compared to $558 million for the first six months of fiscal 2001. Cost of revenues for the first six months of fiscal 2002 included $82 million related to the consolidation of Vesper Holding and $6 million related to our on-going obligation to Globalstar. Cost of revenues for the first six months of fiscal 2001 included $96 million related to Globalstar. Excluding Vesper Holding and Globalstar, cost of revenues as a percentage of revenues was 33% for the first six months of fiscal 2002 compared to 34% for the first six months of fiscal 2001. The margin improvement in the first six months of fiscal 2002 is primarily due to the higher average selling prices of our CDMA2000 1X integrated circuits products. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the first six months of fiscal 2002, research and development expenses were $224 million or 16% of revenues, compared to $192 million or 14% of revenues for the first six months of fiscal 2001. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies and an increase in QWBS research and development initiatives, partially offset by a reduction of support efforts related to the Globalstar business.

      For the first six months of fiscal 2002, selling, general and administrative expenses were $225 million or 16% of revenues, compared to $167 million or 12% of revenues for the first six months of fiscal 2001. Selling, general and administrative expenses for the first six months of fiscal 2002 included $27 million related to the consolidation of Vesper Holding. Excluding Vesper Holding, selling, general and administrative expenses of $198 million comprised 15% of revenues. The dollar and percentage increases were due to increased headcount for our support and marketing efforts related to the BREW application development platform and increases in marketing expenses related to the expansion of our integrated circuit customer base, partially offset by a reduction of supporting efforts related to the Globalstar business.

      Amortization of goodwill and other acquisition-related intangible assets was $127 million for the first six months of fiscal 2002, compared to $126 million in the first six months of fiscal 2001. Amortization changes are primarily related to the acquisition of SnapTrack, Inc. (SnapTrack) in March 2000.

      For the first six months of fiscal 2002, there were no asset impairment and related charges compared to $473 million of such charges in the first six months of fiscal 2001. Asset impairment and related charges during the first six months of fiscal 2001 were comprised primarily of charges resulting from management’s determination that certain assets related to the Globalstar business were impaired.

      For the first six months of fiscal 2002, there were no other operating expenses compared to $69 million in the first six months of fiscal 2001. Other operating expense in the first six months of fiscal 2001 was related to an arbitration decision made against us.

      Interest expense was $9 million for the first six months of fiscal 2002, compared to $10 million for the first six months fiscal 2001. Interest expense for the first six months of fiscal 2002 was primarily related to the $125 million long-term debt of Vesper Holding included in other current and non-current liabilities. Interest expense for the first six months of fiscal 2001 was primarily related to interest charges resulting from the arbitration decision made against us.

      Net investment income was $13 million for the first six months of fiscal 2002 compared to net investment expense of $198 million for the first six months of fiscal 2001. The change was primarily comprised as follows (in millions):

	Six Months Ended

	March 31,	April 1,
	2002	2001	Change

Interest income:
Corporate	$48	$83	$(35)
QSI	17	57	(40)
Net realized gains on marketable securities:
Corporate	3	10	(7)
QSI	4	41	(37)
Other-than-temporary losses on marketable securities	(2)	(147)	145
Other-than-temporary losses on other investments	(8)	(10)	2
Change in fair values of derivative investments	(29)	(148)	119
Minority interest in loss (income) of consolidated subsidiaries	19	(2)	21
Equity in losses of investees	(39)	(82)	43

	$13	$(198)	$211

      The decline in interest income was a result of lower interest rates on cash and marketable securities and our decision to not record interest income on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001. The change in fair values of derivative instruments primarily results from movements in the price of Leap Wireless stock, which affects the fair value of our warrants to acquire Leap Wireless stock. Equity in losses of investees decreased as a result of the consolidation of Vesper Holding effective November 13, 2001, as these losses are now included in operations.

      For the first six months of fiscal 2002, there were no other non-operating charges compared to $57 million of such charges in the first six months of fiscal 2001. Other non-operating charges in the first six months of fiscal 2001 were primarily comprised of a write-down of the recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $103 million for the first six months of fiscal 2002 compared to a benefit of $186 million for the first six months of fiscal 2001. The annual effective tax rate is estimated to be 36% for fiscal 2002, compared to the 45% annual effective tax rate recorded during the second quarter of fiscal 2001. The estimated annual effective tax rate for fiscal 2002 is lower than the statutory rate due to the reduction of deferred tax assets and the related valuation allowance that was previously charged to tax expense, offset by an increase in foreign losses for which we are not recording a tax benefit. The actual effective tax rate for fiscal 2001 was negative 25%. The difference in the estimated tax rate from the prior year is primarily due to an increase in projected earnings for fiscal year 2002 as compared to the loss realized during fiscal 2001, which resulted primarily from certain asset impairment and related charges. We have provided a valuation allowance on substantially all of our deferred tax assets because we believe it is more likely than not that deductions from employee stock option exercises will exceed future taxable income. There was an increase in deferred tax assets related to acquisitions. A full valuation allowance has also been established against these deferred tax assets through purchase accounting. There was no tax expense recorded for the acquired deferred tax assets and related valuation allowance.

      We recorded an $18 million loss, net of taxes, in fiscal 2001 as the net cumulative effect of changes in accounting principle at September 30, 2000. The cumulative effect of the adoption of SAB 101 was a $147 million loss, net of taxes, offset by a $129 million gain, net of taxes, resulting from the cumulative effect of the adoption of FAS 133. The gain resulting from the adoption of FAS 133 related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to us in connection with our spin-off of Leap Wireless in September 1998.

Our Segment Results for the Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

      The following should be read in conjunction with the second quarter financial results of fiscal 2002 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 6 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for the second quarter of fiscal 2002 were $344 million compared to $364 million for the second quarter of fiscal 2001. Earnings before taxes for the second quarter of fiscal 2002 were $78 million compared to $85 million for the second quarter of fiscal 2001. Revenues decreased primarily due to lower unit shipments of MSM integrated circuits. The decrease was partially offset by the effect of the higher average selling prices of our 3G CDMA2000 1X products. Approximately 14 million MSM integrated circuits were sold during the second quarter of fiscal 2002, compared to 16 million for the second quarter of fiscal 2001.

      Earnings before taxes did not decrease at the same rate as revenues primarily due to the margin improvement resulting from the higher average selling prices of our CDMA2000 1X products. The margin improvement was partially offset by the effect of increased research and development and selling and marketing expenses. The increased expenses are primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multimode, multi-network, products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies. QCT inventories decreased by 40% during the second quarter of fiscal 2002 primarily as a result of strong demand for 1X products across our customer base and improved component availability.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for the second quarter of fiscal 2002 were $194 million compared to $226 million for the second quarter of fiscal 2001. Revenues from royalties paid by third party licensees were $166 million in the second quarter of fiscal 2002, down from $194 million in the second quarter of fiscal 2001. Revenues from license fees were $13 million in second quarter of fiscal 2002, down from $17 million in the second quarter of fiscal 2001. Earnings before taxes for the second quarter of fiscal 2002 were $172 million compared to $207 million for the second quarter of fiscal 2001. The decrease in revenues and earnings before taxes was primarily due to the unexpected build-up of carriers’ inventories in December 2000, which resulted in recognition of higher royalty revenue during the second quarter of fiscal 2001. During the first six months of fiscal 2002, revenue from royalties paid by third party licensees was $348 million, compared to $349 million during the first six months of fiscal 2001. During the second quarter of fiscal 2002, we recognized $1 million in revenue related to equity received as consideration for license fees.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for the second quarter of fiscal 2002 were $110 million compared to $99 million for the second quarter of fiscal 2001. Losses before taxes for the second quarter of fiscal 2002 were $4 million compared to earnings before taxes of $7 million for the second quarter of fiscal 2001. Revenues increased primarily due to a $10 million increase in software development and services revenues related to our QChat and BREW products. Earnings before taxes decreased primarily due to our development, support and marketing efforts related to the BREW application development platform and an increase in QWBS research and development expenditures. We shipped approximately 9,500 OmniTRACS and other related communications systems during the second quarter of fiscal 2002, compared to approximately 9,400 in the second quarter of fiscal 2001.

QUALCOMM Strategic Initiatives (QSI)

      QSI segment revenues for the second quarter of fiscal 2002 were $37 million, primarily related to the consolidation of Vesper Holding. QSI segment losses before taxes for the second quarter of fiscal 2002 were $119 million compared to earnings before taxes of $13 million for the second quarter of fiscal 2001. The increase in losses was primarily due to the consolidation of Vesper Holding in 2002. QSI recorded a $45 million loss related to the consolidation of Vesper Holding’s results, net of minority interest, and $8 million of equity losses related to VeloCom during the second quarter of fiscal 2002. In addition, we recorded a $49 million reduction in the value of derivative instruments as compared to a $12 million increase in value in 2001, a $22 million decrease in interest income on strategic loans, and a $20 million decrease in net realized gains on marketable securities during the second quarter of fiscal 2002 as compared to the same period in fiscal 2001, offset by a $28 million decrease in equity in losses of investees and $18 million in minority interests in losses of consolidated subsidiaries.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities were $2,905 million at March 31, 2002, an increase of $324 million from September 30, 2001. The increase during the first six months of fiscal 2002 was primarily the result of $449 million in cash provided by operating activities, $101 million in unrealized appreciation and accretion of marketable securities, $52 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, $10 million from proceeds received by Vesper Holding’s minority interest shareholders and $7 million net realized gains on the sale of marketable securities, offset by $224 million in cash used for other investments and acquisitions and $73 million in capital expenditures. The current ratio decreased from 5.9 at September 30, 2001 to 4.6 at March 31, 2002 primarily as a result of long-term investments made during the first six months of fiscal 2002 and the funding of Vesper Holding, partially offset by the effect of cash provided by operations. We expect Vesper Holding to require approximately $60 to $80 million in cash funding through the end of fiscal 2002.

      Accounts receivable decreased by 12% during the second quarter of fiscal 2002. The decrease in accounts receivable was primarily due to lower revenues and the timing of cash receipts for royalty receivables, partially offset by a net increase in Vesper Holding receivables. Excluding Vesper Holding receivables days sales were 61 days at March 31, 2002 compared to 72 days at December 31, 2001. The change in days sales is consistent with the decrease in accounts receivable balances.

      We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      At March 31, 2002, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement (excluding Pegaso)	$368
Senior credit facility with Leap Wireless	125
Pegaso:
Commitment to acquire long-term financing provided by Ericsson	54
Commitment to acquire long-term financing to be provided by Ericsson	105
Other	5
Equity investments:
Reliance Communications	200
Inquam	97
Other	30
Long-term purchase commitments	86
Operating leases	79
Other	23

$1,172

      We also intend to provide additional interim financing of up to $140 million to Pegaso if definitive agreements are signed related to the pending transaction with Telefonica Moviles. A shareholder in Pegaso has committed to purchase a participation of up to $35 million of the $140 million additional interim financing.

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

      Under the terms of the senior credit facility with Leap Wireless, we are committed to fund up to $125 million until the earlier of settlement of the FCC’s current auction of PCS spectrum or Leap Wireless’ withdrawal from the auction. At March 31, 2002, no cash had been advanced to Leap Wireless, but $1 million in loan fees and accrued interest were outstanding under the facility.

      Information regarding our other financial commitments at March 31, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities, Note 7 — Commitments and Contingencies and Note 8 — Acquisitions.”

Future Accounting Requirements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill

and Other Intangible Assets.” FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that, upon adoption of FAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. FAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step (Step 1) is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of fiscal 2003. Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle in the first quarter 2003.

      We will adopt the provisions of FAS 142 in the first quarter of fiscal 2003. We are in the process of determining our reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and expect to complete Step 1 in the first quarter of fiscal 2003. We will no longer record goodwill amortization starting in fiscal 2003. We recorded $64 million and $127 million in goodwill amortization expense during the three months and six months ended March 31, 2002, respectively.

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

Risks Related to Our Businesses

Global economic weakness that impacts the wireless communications industry could negatively affect our revenues and operating results.

      Recent global economic weakness has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. This downturn has had a negative effect on our revenues from royalties, license fees and integrated circuit products. We cannot predict whether a recovery in the near term, if it occurs, will benefit us, and if it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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

      To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Industry and government participants of the International Telecommunications Union and regional standards development organizations are currently considering a variety of standards that may be utilized in 3G wireless networks. We continue to advocate the selection of 3G standards based on CDMA technology. We cannot assure you that any of the standards development organizations will select the standards that we are advocating. If they select other standards, our business may suffer, and even if our standards are selected, we cannot assure you that they will achieve commercial acceptance in a timely manner, or at all. Our 1xEV-DO was approved by the International Telecommunications Union for inclusion in the CDMA2000 mode of the 3G standard. Commercial deployment of CDMA2000 1X began in October 2000 in South Korea. In addition, commercial deployment of CDMA2000 1X by Leap Wireless began in December 2001 in the cities of Phoenix and Denver, representing the first commercial deployment of 3G technology in North America. Also, nationwide commercial deployment of CDMA2000 1X by KDDI Corporation (KDDI) began in Japan in April 2002. WCDMA, a technology designed as an alternative to CDMA2000, is currently in the standardization process and has been adopted by several European, Japanese and United States carriers. We expect that, although limited systems have been placed in service, widespread and standardized WCDMA networks will not begin operation until 2003 or later, given that the WCDMA standard and interoperability testing is not yet complete. Many GSM operators are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology while waiting for 3G WCDMA to become available. GPRS is the only widely anticipated packet data technology that is not CDMA-based. We believe that our CDMA patent portfolio is applicable to all CDMA systems that may serve as the basis for such standards. However, we cannot assure you that the wireless communications industry will adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to any proposed 3G standards. If we are unable to successfully, widely and timely deploy CDMA2000 as the preferred 3G technology, our business and financial results could suffer.

Because we have made significant investments in and loans to CDMA carriers, our financial condition may be harmed if those CDMA carriers are not successful.

      We provide significant financing to CDMA carriers to promote the worldwide adoption of CDMA products and services. Many domestic and international CDMA carriers to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged or have limited financial resources. Certain carriers to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign carriers that we finance. These spectrum licenses initially may constitute the primary asset of the carriers. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities.”

      In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Acquisitions.” We expect Vesper Holding to incur increasing operating losses and negative cash flows from operations as it expands operations and enters new markets, even if and after it achieves positive cash flows from operations in initial operating markets. We may incur significant losses in the future related to our ownership of the Vesper Holding, and we cannot assure you that Vesper Holding will ever operate profitably. Additional risks and uncertainties specific to Vesper Holding include risks associated with:

•	the upgrade of the existing network to CDMA2000 1X, including risks related to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the adequacy of suppliers and consumer acceptance of the products and services to be offered;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the ability to compete with more well-established competitors in Brazil that may offer less expensive products and services, desirable or innovative products or have extensive resources or better financing;

•	the ability to generate timely and accurate financial and management data;

•	the availability and cost of capital; and

•	the ability to develop future business opportunities critical to the realization of growth potential.

We derive a significant portion of our revenue from a limited number of customers and licensees. The loss of any one of our major customers or licensees could reduce our revenues and may harm our ability to achieve or sustain acceptable levels of operating results.

      During the first six months of fiscal 2002, three customers accounted for 41% of consolidated revenues, as compared to 37% in fiscal 2001. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

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

      Consolidated revenues from international customers as a percentage of total revenues were 68% in the first six months of fiscal 2002, 65% in fiscal year 2001, 47% in fiscal year 2000 and 38% in fiscal year 1999. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first six months of fiscal 2002, 35% and 20% of our revenue was from customers and licensees based in South Korea and Japan, respectively, as compared to 35% and 22% during fiscal 2001, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment. We also are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in the past the South Korean government limited the ability of telecommunications carriers to provide subsidies on handsets to their subscribers, and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea, Japan or in other countries may have additional negative impacts on our revenues.

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

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our market exposure. Available-for-sale equity securities recorded at fair value under FAS 115 and derivative instruments recorded at fair value under FAS 133 subject us to equity price risk. The fair market values of these securities and derivative instruments are subject to significant price volatility and, in general, suffered a significant decrease in market value during fiscal 2001. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also invest in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may become impaired due to changes in the companies’ condition or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

We depend upon a limited number of third-party manufacturers to produce and test our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

          QUALCOMM CDMA Technologies Segment (QCT)

      We subcontract all of our manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Motorola, Taiwan Semiconductor Manufacturing Co. and Texas Instruments are the primary manufacturers of our family of integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we then establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We have no firm long-term commitments from our manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. As a result, these manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

          QUALCOMM Wireless & Internet Segment (QWI)

      Several of the critical products and services used in our existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products. These third parties include companies such as M/A Com, Rakon, Mini Circuits, Cambridge, Andrews, ADI, Deutsch, PCI, Key Tronic, Seavey, Symbol, Talon, Thomson Airpax and Eagle Picher. Our reliance and the reliance of our licensees on sole or limited source vendors involve risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

      Our software and integrated circuit products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products perform critical functions in our customers’ products and networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as our customers’ or licensees’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. We and our customers or licensees also may experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. During the second quarter of fiscal 2002, we detected an error which could have occurred in a small portion of our early shipments of our CDMA2000 1X MSM5100 and MSM5105 integrated circuits that could result in certain performance issues of wireless devices using those integrated circuits. The error was immediately detected and corrected, customers were notified, and we are now shipping large production volumes of the MSM5100 and MSM5105 to customers worldwide. The error did not have a material impact on our second quarter 2002 results, nor do we expect it to materially affect future results. Other defects or errors in our products or in the products of our customers or licensees could occur and could negatively impact our results of operations.

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

      Our future operating results will be affected by many factors, including the following:

•	the rate of CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA carriers;

•	the collectibility of our trade and finance receivables;

•	changes in the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	the success of our strategic investments, including our investment in Vesper Holding;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	changes in accounting standards or practices;

•	changes to existing rules or practice regarding stock option accounting and taxation;

•	management of inventory in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

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

      The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by cellular, PCS and Wireless Local Loop service providers and the timing of the roll-out of those systems;

•	receipt of substantial orders for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	acts of terrorism and war;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

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

      The market for our products and technology is characterized by many factors, including:

•	rapid technological advances and evolving industry standards;

•	changes in customer requirements;

•	frequent introductions of new products and enhancements; and

•	evolving methods of building and operating telecommunications systems.

      We are currently making significant investments in developing and introducing new products, such as:

•	Integrated circuit products to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies; and

•	Binary Runtime Environment for Wireless (BREW), a thin applications execution platform that provides applications developers with an open standard platform for wireless devices on which to develop their products.

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

      Message transmissions for domestic OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne operations are formatted and processed at the Network Management Center in San Diego, California, which we operate, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Our Network Management Center operations are subject to system failures, which could interrupt the services and have a material adverse effect on our operating results.

      From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business that could have a material adverse effect on our results of operations.

We may need additional capital in the future, and such additional financing may not be available.

      The design, development and commercialization of digital wireless communications technology and products are highly capital intensive. For example, we must have the ability to fund significant capital for our internal research and development efforts. In addition, terrestrial and satellite wireless system carriers increasingly have required long-term financing or equity. In particular, we have substantial debt and equity funding commitments to various CDMA carriers and strategic investees. In order to meet our financing needs, we may be required to raise additional funds from a combination of sources including potential debt or equity issuances. We cannot assure you that additional financing will be available on reasonable terms or at all.

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

      In addition, inaccuracies in our demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

We may not be able to attract and retain qualified personnel necessary for the design, development and commercialization of our products and technology.

      Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. Our key technical personnel represent a significant asset, as the source of our technological and product innovations upon which our revenues are highly dependent. The competition for these personnel is intense in the wireless communications industry.

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

      We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. During the second quarter of fiscal 2002, we allocated $300 million to institutional portfolio managers for investment in non-investment grade securities, which are subject to a higher degree of default risk than our current fixed income portfolio. At March 31, 2002, $273 million was invested primarily in corporate bonds with credit ratings of B/B2 and BB/Ba2. A portion of these bonds are designated as trading securities. The following table provides comparative information about our fixed income securities including principal cash flows, weighted average yield and contractual maturity dates:

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

							No Single
	2002	2003	2004	2005	2006	Thereafter	Maturity	Total	Fair Value

	(Dollars in millions)
March 31, 2002:
Fixed income securities	$216	$289	$381	$58	$33	$274	$132	$1,383	$1,387
Interest rate	5.4%	4.6%	4.6%	4.2%	7.2%	9.2%	4.2%
September 30, 2001:
Fixed income securities	$281	$379	$220	$15	$19	$—	$121	$1,035	$1,044
Interest rate	6.4%	4.6%	5.0%	5.0%	4.9%		4.4%

      We hold available-for-sale securities and derivative instruments subject to equity price risk. The recorded values of available-for-sale securities increased to $1,257 million at March 31, 2002 from $859 million at September 30, 2001. As of March 31, 2002, two equity positions constituted approximately 19% of the fair value of the available-for-sale securities portfolio. The recorded value of derivative instruments subject to FAS 133 at March 31, 2002 is $30 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At March 31, 2002, there have been no other material changes to the market risks described at September 30, 2001. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of its business and believe that the ultimate outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of QUALCOMM Incorporated was convened on February 12, 2002 at 9:30 a.m. There were present at said meeting, in person or by proxy, shareholders of the Corporation who were the holders of 648,224,202 shares of Common Stock entitled to vote thereat, constituting a quorum. The proposal to elect five directors to hold office until theirs successors are elected and qualified received the following votes:

	For	Against

Robert E. Kahn	641,544,756	6,679,446
Jerome S. Katzin	641,054,367	7,169,835
Duane A. Nelles	641,563,172	6,661,030
Frank Savage	622,277,060	25,947,142
Brent Scowcroft	641,092,902	7,131,300

      The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2002 fiscal year received the following vote:

For	Against	Abstain

638,289,418	7,128,418	2,806,743

      The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vesper Sao Paulo S.A., Vesper S.A., Vesper Holding Sao Paulo S.A., Vesper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vesper Sao Paulo Cayman and Vesper Holding, Ltd.(1)

2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vesper Holding, Ltd.(1)
3.1	Restated Certificate of Incorporation.(2)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(3)(4)
3.3	Certificate of Designation of Preferences.(5)
3.4	Bylaws.(6)
3.5	Amendment of the Bylaws.(7)
10.47	Second Bridge Interest Capitalization Letter, dated as of January 28, 2002, by and among the Company, Pegaso Communicaciones y Sistemas S.A. de C.V., Pegaso Telecomunicaciones, S.A. de C.V., Pegaso PCS, S.A. de C.V., Pegaso Recursos Humanos, S.A. de C.V., Pegaso Finanzas, S.A. de C.V., and Pegaso Finco I, S.A. de C.V.
10.48	Interim Funding Agreement, dated as of January 16, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas, S.A. de C.V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L. M. Ericsson (Publ), ABN Amro Bank N. V. and Alcatel
10.49	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 16, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas S.A. de C.V., the other members of the Borrower Group, Telefonaktiebolaget L.M. Ericsson (Publ) and ABN Amro Bank N.V.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

Reports on Form 8-K

      Reports on Form 8-K/ A dated January 28, 2002 and February 15, 2002, containing information relating to the Restructuring Agreement, by and among the QUALCOMM Incorporated, Vesper Holding Sao Paulo S.A., Vesper Holding S.A., Vesper Sao Paulo S.A., Vesper S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International Limited, Bell Canada International Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson, Harris Corporation, VeloCom do Brasil Ltda., Vesper Sao Paulo Cayman and Vesper Holding, Ltd. as part of an overall financial restructuring of the Vesper Companies.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ WILLIAM E. KEITEL

William E. Keitel
Senior Vice President and
Chief Financial Officer

Dated: April 24, 2002