Form 10-Q
period 2002-06-30
QUALCOMM INC/DE
filed 2002-07-25
CIK 804328

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 23, 2002:

Class	Number of Shares

Common Stock, $0.0001 per share par value	777,143,936

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6 – 20
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21 – 49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49 – 50

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 2.	Changes in Securities	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits and Reports on Form 8-K	51 – 52

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	June 30,	September 30,
	2002	2001*

Current assets:
Cash and cash equivalents	$1,280,876	$1,388,602
Marketable securities	1,098,912	894,577
Accounts receivable, net	548,095	517,557
Finance receivables, net	3,363	10,345
Inventories, net	79,659	95,863
Other current assets	171,624	147,814

Total current assets	3,182,529	3,054,758
Marketable securities	445,667	297,333
Finance receivables, net	778,042	674,391
Other investments	293,110	245,220
Property, plant and equipment, net	742,862	431,396
Goodwill, net	408,756	585,046
Other assets	441,249	381,589

Total assets	$6,292,215	$5,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$142,037	$106,433
Payroll and other benefits related liabilities	102,745	117,795
Unearned revenue	201,934	184,461
Other current liabilities	124,205	112,300

Total current liabilities	570,921	520,989
Unearned revenue	254,191	295,005
Other liabilities	146,893	35,437

Total liabilities	972,005	851,431

Commitments and contingencies (Notes 2, 3 and 7)
Minority interest in consolidated subsidiaries	74,748	5,887

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	78	76
Paid-in capital	4,898,420	4,791,559
Retained earnings	414,342	244,947
Accumulated other comprehensive loss	(67,378)	(224,167)

Total stockholders’ equity	5,245,462	4,812,415

Total liabilities and stockholders’ equity	$6,292,215	$5,669,733

*	As adjusted (Note 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001*	2002	2001*

Revenues	$770,917	$656,598	$2,165,674	$2,028,955

Operating expenses:
Cost of revenues	288,162	235,931	825,273	793,699
Research and development	118,086	107,414	341,709	299,790
Selling, general and administrative	152,072	104,175	376,797	271,411
Amortization of goodwill and other acquisition-related intangible assets	65,024	65,100	192,437	191,469
Asset impairment and related (credits) charges	—	(653)	—	472,030
Other	8,955	(5,855)	8,955	63,333

Total operating expenses	632,299	506,112	1,745,171	2,091,732

Operating income (loss)	138,618	150,486	420,503	(62,777)
Interest expense	(8,639)	16	(17,357)	(10,069)
Investment expense, net	(184,123)	(39,906)	(171,098)	(237,799)
Other	—	(119,862)	—	(176,428)

(Loss) income before income taxes and accounting changes	(54,144)	(9,266)	232,048	(487,073)
Income tax benefit (expense)	40,376	(184,250)	(62,653)	1,990

(Loss) income before accounting changes	(13,768)	(193,516)	169,395	(485,083)
Accounting changes, net of tax	—	—	—	(17,937)

Net (loss) income	$(13,768)	$(193,516)	$169,395	$(503,020)

Basic net (loss) earnings per common share:
(Loss) income before accounting changes	$(0.02)	$(0.26)	$0.22	$(0.65)
Accounting changes, net of tax	—	—	—	(0.02)

Net (loss) income	$(0.02)	$(0.26)	$0.22	$(0.67)

Diluted net (loss) earnings per common share:
(Loss) income before accounting changes	$(0.02)	$(0.26)	$0.21	$(0.65)
Accounting changes, net of tax	—	—	—	(0.02)

Net (loss) income	$(0.02)	$(0.26)	$0.21	$(0.67)

Shares used in per share calculations:
Basic	773,127	758,050	768,663	754,055

Diluted	773,127	758,050	809,169	754,055

*	As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	June 30,	July 1,
	2002	2001*

Operating Activities:
Net income (loss)	$169,395	$(503,020)
Depreciation and amortization	285,097	239,944
Asset impairment and related charges and credits	—	702,585
Other-than-temporary losses on marketable securities and other investments	183,935	192,603
Net losses (gains) on marketable securities and investments	1,458	(63,914)
Change in fair values of derivative investments	55,556	181,235
Minority interest in (loss) income of consolidated subsidiaries	(34,405)	2,323
Equity in losses of investees	60,696	131,001
Non-cash income tax provision (benefit)	2,538	(50,582)
Accounting changes, net of tax	—	17,937
Other non-cash charges and credits	11,351	(43,778)
Increase (decrease) in cash resulting from changes in:
Net purchases of trading securities	(2,021)	—
Accounts receivable, net	(9,997)	47,023
Finance receivables, net	(96,542)	(354,908)
Inventories, net	21,117	(57,589)
Other assets	6,497	19,352
Trade accounts payable	(73,891)	3,649
Payroll, benefits, and other liabilities	(33,142)	(95,335)
Unearned revenue	(28,917)	10,379

Net cash provided by operating activities	518,725	378,905

Investing Activities:
Capital expenditures	(108,421)	(82,935)
Purchase of wireless licenses	—	(83,774)
Purchases of available-for-sale securities	(1,063,172)	(1,042,002)
Proceeds from sale of available-for-sale securities	739,441	839,092
Purchases of held-to-maturity securities	(188,846)	(301,336)
Maturities of held-to-maturity securities	165,950	830,889
Issuance of notes receivable	(2,000)	(206,156)
Collection of notes receivable	3,615	14,443
Other investments and acquisitions	(289,843)	(211,452)
Other items, net	4,619	5,996

Net cash used by investing activities	(738,657)	(237,235)

Financing Activities:
Net proceeds from issuance of common stock	102,992	110,110
Proceeds from minority shareholders in consolidated subsidiary	10,000	—
Other items, net	1,834	572

Net cash provided by financing activities	114,826	110,682

Effect of exchange rate changes on cash	(2,620)	(3,806)

Net (decrease) increase in cash and cash equivalents	(107,726)	248,546
Cash and cash equivalents at beginning of period	1,388,602	716,871

Cash and cash equivalents at end of period	$1,280,876	$965,417

*	As adjusted (Notes 1 and 8)

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2001, as adjusted (Note 8), was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the three months and nine months periods ended June 30, 2002 included 13 weeks and 39 weeks, respectively, as compared to 13 weeks and 40 weeks for the three months and nine months periods ended July 1, 2001.

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

Revenues

      During the three months and nine months ended June 30, 2002, the Company recognized $16 million and $51 million, respectively, in income before income taxes and accounting changes, as compared to $21 million and $70 million for the three months and nine months ended July 1, 2001, respectively, related to revenue and expense recognized in prior years as a result of the adoption of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001. The statements of operations for the three months and nine months ended July 1, 2001, and the statement of cash flows for the nine months ended July 1, 2001 have been adjusted to reflect the adoption of this standard.

Net Earnings Per Common Share

      Basic net earnings per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months ended June 30, 2002 excluded the potential dilutive effect, calculated using the treasury stock method, of 35,809,000 additional common shares issuable upon the exercise of outstanding stock options due to their anti-dilutive effect as a result of the Company’s loss before accounting changes. Diluted EPS for the nine months ended June 30, 2002 reflected the potential dilutive effect, calculated using the treasury stock method, of 40,505,000 additional common shares issuable upon exercise of outstanding stock options. The diluted base for the three months and nine months ended July 1, 2001 excluded the potential dilutive effect, calculated using the treasury stock method, of 48,852,000 and 52,544,000 additional common shares issuable upon exercise of outstanding stock options, respectively, due to their anti-dilutive effect as a result of the Company’s loss before accounting changes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Options outstanding during the three months ended June 30, 2002 and July 1, 2001 to purchase approximately 47,570,000 and 18,994,000 shares of common stock, respectively, and options outstanding during the nine months ended June 30, 2002 and July 1, 2001 to purchase approximately 37,995,000 and 12,680,000 shares of common stock, respectively, were not included in the treasury stock computation because the options’ exercise price was greater than the average market price of the common stock during the period, and therefore, the effect on diluted EPS would be anti-dilutive.

Comprehensive Income

      Components of accumulated other comprehensive loss consisted of the following:

	June 30,	September 30,
	2002	2001

	(in thousands)
Foreign currency translation	$(46,895)	$(64,537)
Unrealized loss on marketable securities, net of income taxes	(20,483)	(159,630)

	$(67,378)	$(224,167)

      Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net (loss) income	$(13,768)	$(193,516)	$169,395	$(503,020)

Other comprehensive income (loss):
Foreign currency translation	(13,405)	(13,587)	17,642	(30,953)
Unrealized losses on marketable securities, net of income taxes	(110,845)	(11,771)	(22,711)	(130,409)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	167,736	—	170,047	69,887
Reclassification adjustment for net realized (gains) losses included in net income, net of income taxes	(883)	4,011	(8,189)	(26,281)
Reclassification adjustment for losses included in accounting change, net of income taxes	—	—	—	3,925

Total other comprehensive income (loss)	42,603	(21,347)	156,789	(113,831)

Total comprehensive income (loss)	$28,835	$(214,863)	$326,184	$(616,851)

      During the three months ended June 30, 2002, unrealized losses on marketable securities, net of income taxes, included $82 million related to declines in the market values of investments in Leap Wireless International Inc. (Leap Wireless). The reclassification adjustment for other-than-temporary losses on marketable securities results from the recognition of unrealized losses in the statement of operations resulting from declines in the market prices of those securities deemed to be other than temporary. During the three months ended June 30, 2002, the reclassification adjustment for other-than-temporary losses on marketable securities related to losses on investments in Leap Wireless reclassified to the statement of operations. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

statement of operations when the marketable securities are sold. The reclassification adjustment for losses included in the accounting change results from the recognition of unrealized losses attributable to derivative instruments as of the beginning of fiscal 2001 in the statement of operations as a result of the implementation of Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities.” Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income.

Future Accounting Requirements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that, upon adoption of FAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. FAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

      The Company will adopt the provisions of FAS 142 in its first quarter of fiscal 2003. The Company has determined its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and expects to complete Step 1 in the first quarter of fiscal 2003. During the third quarter of fiscal 2002, the Company performed a preliminary Step 1 analysis. The Company will finalize its Step 1 analysis as of the date of adoption. Based on its preliminary Step 1 analysis, the Company does not expect the adoption of FAS 142 to have a material impact on its financial position. The Company will no longer record goodwill amortization starting in fiscal 2003. The Company recorded $62 million and $184 million in goodwill amortization expense during the three months and nine months ended June 30, 2002, respectively.

      In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 replaces FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Events and Transactions.” FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 144 as of the beginning of fiscal 2003. The Company does not expect the adoption of FAS 144 to have a material impact on its operating results and financial position.

Note 2 — Composition of Certain Financial Statement Captions

Marketable Securities

      Marketable securities are comprised of certificates of deposit, commercial paper, U.S. government securities, corporate bonds, mortgage-backed and asset-backed securities and equity securities that are publicly traded. During the second quarter of fiscal 2002, the Company allocated $300 million to institutional portfolio managers for investment in a diversified portfolio of non-investment grade securities, and at June 30, 2002, that amount was fully invested, primarily in corporate bonds with credit ratings of B/B2 and BB/Ba2.

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

      In February 2000, the Company purchased 308,000 units of Leap Wireless’ senior discount notes with detachable warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5% payable beginning in 2005. In addition, the Company holds 489,000 shares of Leap Wireless’ stock at June 30, 2002. During the third quarter of fiscal 2002, management determined that declines in the market values of the Company’s investments in Leap Wireless were other than temporary. As a result, the Company recorded $150 million and $17 million in other-than-temporary losses on marketable securities for the notes and stock, respectively, during the third quarter of fiscal 2002. The Company also recorded $27 million and $56 million in losses related to changes in the fair values of Leap Wireless derivative investments for the three months and nine months ended June 30, 2002 (Note 4). The remaining recorded values of Leap Wireless investments totaled $17 million at June 30, 2002, including $3 million in derivative instruments. Under the terms of the senior credit facility with Leap Wireless, the Company is committed to fund up to $125 million in connection with Leap Wireless’ bid for PCS spectrum in the FCC’s Auction No. 35 (Note 7).

Accounts Receivable

	June 30,	September 30,
	2002	2001

	(in thousands)
Trade, net of allowance for doubtful accounts of $86,246 and $15,756, respectively	$518,794	$493,930
Long-term contracts:
Billed	23,061	11,917
Unbilled	1,651	3,846
Other	4,589	7,864

	$548,095	$517,557

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      At June 30, 2002, trade accounts receivable and the allowance for doubtful accounts included $114 million and $74 million, respectively, related to the consolidation of Vesper Holding Ltd. (Vesper Holding) (Note 8).

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	June 30,	September 30,
	2002	2001

	(in thousands)
Finance receivables	$925,101	$1,388,684
Allowance for doubtful receivables	(143,696)	(703,948)

	781,405	684,736
Current maturities, net	3,363	10,345

Noncurrent finance receivables, net	$778,042	$674,391

      Gross finance receivables and the allowance for doubtful accounts decreased during the nine months ended June 30, 2002 primarily as a result of the write-off of $622 million in finance receivables from Globalstar L.P. which were fully reserved.

      At June 30, 2002, remaining commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $473 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

Inventories

	June 30,	September 30,
	2002	2001

	(in thousands)
Raw materials	$19,460	$18,251
Work-in-process	3,294	3,346
Finished goods	56,905	74,266

	$79,659	$95,863

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property, Plant and Equipment

	June 30,	September 30,
	2002	2001

	(in thousands)
Land	$43,383	$38,093
Buildings and improvements	294,334	280,851
Computer equipment	364,314	283,293
Machinery and equipment	461,882	176,300
Furniture and office equipment	36,817	16,393
Leasehold improvements	48,620	44,990

	1,249,350	839,920
Less accumulated depreciation and amortization	(506,488)	(408,524)

	$742,862	$431,396

      Property, plant and equipment increased during the nine months ended June 30, 2002 primarily as a result of the acquisition of Vesper Holding (Note 8).

Intangible Assets

      At June 30, 2002 and September 30, 2001, goodwill is presented net of $571 million and $389 million in accumulated amortization, respectively. During fiscal 2002, the Company acquired intangible assets, including wireless licenses, as a result of its acquisitions (Note 8). At June 30, 2002 and September 30, 2001, intangible assets totaled $197 million and $121 million, respectively, net of accumulated amortization of $40 million and $21 million, respectively.

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

Reliance Infocomm Limited

      In December 2001, QUALCOMM agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless carrier in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. At June 30, 2002, because certain conditions precedent under the agreement had not been satisfied, the Company’s obligation to make this investment had become non-binding. However, QUALCOMM retains the option to purchase the shares contingent upon RIL’s completion of certain performance milestones. Funding would occur through September 2003 if the Company completes the investment. At June 30, 2002, QUALCOMM had not purchased any shares related to this agreement.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, QUALCOMM advanced $10 million under a promissory note that matured on January 31, 2002. In April 2002, Inquam used equity funding from QUALCOMM to repay the promissory note. At June 30, 2002, $49 million of the equity funding commitment was outstanding. The Company expects to fund the remaining commitment through December 2002.

Wingcast, LLC

      On June 3, 2002, Wingcast, LLC (Wingcast), a joint venture created by Ford Motor Company and QUALCOMM to provide telematics services, initiated liquidation through an assignment for the benefit of creditors. Ford Motor Company had been the sole contributor of funding to Wingcast since May 2001. QUALCOMM had previously invested $25 million in exchange for an approximate 15% equity stake in Wingcast. As a result of the dissolution of Wingcast, the Company recorded a realized loss of $9 million to write off its remaining investment in Wingcast during the third quarter of fiscal 2002 (Note 4).

Other

      Funding commitments related to other investments totaled $32 million at June 30, 2002, which the Company expects to fund through fiscal 2009. Such commitments are subject generally to the investees meeting certain conditions; actual equity funding may be in lesser amounts.

Note 4 — Investment Expense, Net

      Investment expense was comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001*	2002	2001*

Interest income	$31,137	$65,559	$96,142	$205,449
Net realized gains on marketable securities	1,294	11,371	8,488	62,143
Net realized (losses) gains on other investments	(9,480)	1,312	(9,480)	1,312
Net realized gains (losses) on derivative investments	—	459	(466)	459
Other-than-temporary losses on marketable securities	(167,735)	—	(170,081)	(147,166)
Other-than-temporary losses on other investments	(5,564)	(35,504)	(13,854)	(45,437)
Change in fair values of derivative investments	(27,009)	(32,839)	(55,556)	(181,235)
Minority interest in loss (income) of consolidated subsidiaries	15,041	(885)	34,405	(2,323)
Equity in losses of investees	(21,807)	(49,379)	(60,696)	(131,001)

	$(184,123)	$(39,906)	$(171,098)	$(237,799)

*	As adjusted (Note 8)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 27% for fiscal 2002. This rate differs from the U.S. statutory rate primarily due to the partial reversal of the deferred tax valuation allowance that was previously charged to expense, the impact of nondeductible goodwill amortization, earnings and losses outside the United States and research and development credits. The prior fiscal year rate of negative 25% was the result of pre-tax losses for which it was more likely than not the Company would not receive a tax benefit and foreign expense. The expected annual effective tax rate on profits for fiscal 2002 cannot be meaningfully compared to the effective tax rate on losses for the prior fiscal year.

Note 6 — Segment Information

      The Company is organized on the basis of products and services. During the first quarter of fiscal 2002, the Company formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in the Company’s businesses and in managerial reporting. Three segments have been aggregated into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

-	QUALCOMM Internet Services (QIS) — provides solutions for wireless service providers, handset manufacturers and wireless application developers as the industry moves toward wireless convergence through the Company’s complete BREW solution, which includes a software development kit, an open application platform for wireless handsets, and a distribution, billing and payment system;

-	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

-	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies and private fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

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

      Segment results presented for the fiscal 2001 period have been restated to conform to the current year segment presentation. The table below presents revenues and EBT for reported segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
June 30, 2002
Revenues	$404,253	$198,853	$109,581	$49,456	$8,774	$770,917
EBT	117,524	174,450	(3,074)	(285,454)	(57,590)	(54,144)
July 1, 2001
Revenues	$333,115	$180,129	$103,742	$—	$39,612	$656,598
EBT	70,582	152,890	5,101	(185,812)	(52,027)	(9,266)
For the nine months ended:
June 30, 2002
Revenues	$1,107,212	$603,611	$329,140	$92,262	$33,449	$2,165,674
EBT	282,189	534,673	(8,271)	(409,241)	(167,302)	232,048
July 1, 2001
Revenues	$1,027,806	$592,599	$313,826	$—	$94,724	$2,028,955
EBT	239,628	533,692	29,081	(989,681)	(299,793)	(487,073)

      Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenues
Elimination of intersegment revenue	$(19,727)	$(13,157)	$(57,727)	$(46,343)
Other products	28,501	52,769	91,176	141,067

Reconciling items	$8,774	$39,612	$33,449	$94,724

Earnings before income taxes
Unallocated corporate expenses	$(80,265)	$(66,896)	$(226,880)	$(280,826)
Unallocated investment income, net	25,111	24,773	72,333	112,736
Unallocated interest expense	(56)	152	(214)	(9,478)
EBT from other products	1,059	(14,817)	(5,285)	(125,369)
Intracompany (profit) loss	(3,439)	4,761	(7,256)	3,144

Reconciling items	$(57,590)	$(52,027)	$(167,302)	$(299,793)

      Unallocated corporate expenses included $65 million and $192 million for amortization of goodwill and other acquisition-related intangible assets during the three months and nine months ended June 30, 2002, respectively. Unallocated corporate expenses during the three months and nine months ended July 1, 2001 included $63 million and $188 million for the amortization of goodwill and other acquisition-related intangible assets, respectively. Unallocated corporate expenses during the nine months ended July 1, 2001 also included

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$67 million in losses related to the Globalstar business and $69 million in charges related to an arbitration decision against the Company.

      Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
June 30, 2002
Revenues from external customers	$403,672	$182,029	$107,259	$49,456
Intersegment revenues	581	16,824	2,322	—
July 1, 2001
Revenues from external customers	$333,048	$167,482	$103,299	$—
Intersegment revenues	67	12,647	443	—
For the nine months ended:
June 30, 2002
Revenues from external customers	$1,103,844	$556,954	$321,438	$92,262
Intersegment revenues	3,368	46,657	7,702	—
July 1, 2001
Revenues from external customers	$1,023,831	$550,842	$313,215	$—
Intersegment revenues	3,975	41,757	611	—

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

	June 30,	September 30,
	2002	2001

QCT	$238,343	$296,638
QTL	206,711	180,276
QWI	112,486	109,443
QSI	1,912,879	1,294,278
Reconciling items	3,821,796	3,789,098

Total consolidated	$6,292,215	$5,669,733

      The QSI segment assets increased during the nine months ended June 30, 2002 primarily as a result of the acquisition of Vesper Holding (Note 8).

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

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted QUALCOMM’s motion for summary judgment that QUALCOMM’s products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment on infringement. QUALCOMM’s counterclaims that the patent is invalid or unenforceable remain pending in the District Court and have been stayed while the ruling granting QUALCOMM’s motion and denying GTE’s motion is on appeal. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

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

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. QUALCOMM and SnapTrack have filed responsive pleadings and discovery has commenced. Trial has been set for February 11, 2003. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, QUALCOMM believes the claims are without merit and will vigorously defend the action.

      The Company has been named, along with many other manufacturers of wireless handsets, wireless carriers and industry-related organizations, as a defendant in a purported class action lawsuit (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

      The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Debt Commitments

      The Company consolidates all assets and liabilities of Vesper Holding (Note 8), including bank loans and capital lease commitments. The balances of these loans and commitments at June 30, 2002 were $80 million and $45 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 18% at June 30, 2002). The lease commitments are subject to interest rates ranging from 11.25% to 14.5%. The aggregate amounts of maturities and minimum lease payments on this debt in each of the next five years from fiscal 2002 through 2006 are $5 million, $15 million, $12 million, $33 million and $60 million, respectively. These debt commitments are collateralized by certain assets of Vesper Holding. The current and long-term portions of these debt commitments are included in other current liabilities and other liabilities, respectively.

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments in each of the next five years from fiscal 2002 through 2006 are $16 million, $39 million, $28 million, $16 million and $11 million, respectively, and $26 million thereafter.

Pegaso Telecomunicaciones, S.A. de C.V.

      The Company has a bridge loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operating company in Mexico (collectively referred to as Pegaso). The facility was payable in full on October 31, 2001, is in default and is subject to a forbearance agreement. At June 30, 2002, $413 million was outstanding under the bridge loan facility, net of deferred interest and unearned fees. The Company stopped recognizing interest on the bridge loan facility effective at the beginning of the fourth fiscal quarter of 2001.

      The Company also provided equipment and related financing to Pegaso. At June 30, 2002, $318 million of this financing was outstanding under the equipment loan facility, net of deferred interest and unearned fees, including $54 million of such financing acquired from Ericsson during the third quarter of fiscal 2002. This financing is currently in default and subject to a forbearance agreement. Pegaso stopped making interest payments on loans outstanding under the equipment loan facility. The Company stopped recognizing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      As a result of a series of agreements signed on January 16, 2002 by and among Pegaso’s owners and lenders, including QUALCOMM, the Company agreed to provide $65 million of interim financing to Pegaso, including $5 million in capitalized fees. At June 30, 2002, all $65 million of this interim financing was outstanding. A Pegaso shareholder purchased a $25 million participation from the Company in this financing.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      In April 2002, Telefonica Moviles agreed to acquire a 65% controlling interest in Pegaso. The closing of this transaction is dependent on the satisfaction of certain requirements. Regulatory approvals for the sale transaction to Telefonica Moviles have been obtained from COFECO (the Comisión Federal de Competencia of Mexico) with respect to antitrust matters and from CNIE (the Comisión Nacional de Inversiones Extranjeras of Mexico) with regard to foreign ownership matters. Proceedings before COFETEL (the Comisión Federal de Telecomunicaciones of Mexico) and SCT (the Secretaría de Comunicaciones y Transportes of Mexico), the Mexican telecommunications authorities, are still pending. In connection with this acquisition agreement, the interim financing agreement was amended and restated to provide for additional interim financing of up to $140 million to Pegaso on substantially similar terms as the $65 million of initial interim financing. A Pegaso shareholder has committed to purchase a participation of up to $35 million of the first $100 million of this additional interim financing. At June 30, 2002, $24 million of this additional interim financing was outstanding, of which $9 million was purchased as a participation by the Pegaso shareholder.

      The $65 million initial interim financing must be repaid in full on the earlier of (i) the date that is 30 days after the Telefonica Moviles acquisition of 65% of Pegaso closes or (ii) the date that agreement is terminated. Interest is payable at 12% unless these interim loans are paid in full within 30 days of the closing date, in which case no interest will be payable. The Company has not recognized interest income on this interim financing.

      Loans under the $140 million additional interim financing must be repaid in full on the earlier of (i) the date that is 30 days after the Telefonica Moviles acquisition of 65% of Pegaso closes or (ii) the date that agreement is terminated. The first $100 million of additional interim loans bears interest at LIBOR, and the remaining $40 million bears interest at LIBOR plus 1%, in each case if the additional interim financing is repaid in full within 30 days of the closing date; otherwise, these amounts will bear interest at 12% and 20% respectively. The Company has not recognized interest income on this additional interim financing.

      If and when the Telefonica Moviles acquisition of 65% of Pegaso closes, the Company expects to receive approximately $430 million to $445 million in satisfaction of the bridge loan facility within 60 days of the close. The Company would be required to use approximately $140 million of these proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. The remaining vendor debt due to the Company, including the equipment loan and related financing, will be payable through 2008 and will bear interest at LIBOR plus 1% for two years, LIBOR plus 3% for the next two years and LIBOR plus 6% thereafter.

      The Company’s aggregate commitment to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 2) remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. The Company had $5 million in other financing commitments to Pegaso as of June 30, 2002.

Leap Wireless International Inc.

      The Company has a commitment to provide $125 million of cash loans under a senior secured credit facility with Leap Wireless to facilitate Leap Wireless’ purchase of licenses in the FCC’s Auction No. 35. At QUALCOMM’s option, and subject to FCC consent, QUALCOMM may transfer all or a portion of any remaining amounts of its Auction Discount Voucher (ADV) in satisfaction of a like dollar amount of such commitment, with a cash commitment equal to any difference between $125 million and the actual amount of the ADV transferred to Leap Wireless. The credit facility may be used by Leap Wireless solely to pay for PCS spectrum licenses acquired in the FCC’s Auction No. 35. Auction No. 35 was completed in January 2001. In Auction No. 35, each of the spectrum licenses as to which Leap Wireless was the highest bidder were licenses the FCC reclaimed from NextWave Telecom, Inc. (NextWave), a company currently in a Chapter 11 reorganization proceeding. The validity of the FCC’s reclamation and reauction of these licenses in Auction

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

No. 35 is currently subject to litigation between NextWave and the federal government. NextWave has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition by the FCC, the U.S. Supreme Court has agreed to review the case on October 8, 2002. The grant to Leap Wireless of these Auction 35 wireless licenses has been substantially delayed and has been brought into question by the NextWave litigation. As a result, it is unclear when or if Leap Wireless will be able to use the senior credit facility. Under the terms of the credit facility, the Company is committed to fund up to $125 million until the earlier of settlement of the FCC’s Auction No. 35 of PCS spectrum or Leap Wireless’ withdrawal from Auction No. 35. The facility is repayable in a lump sum payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility bears interest at LIBOR plus 7.5%. At June 30, 2002, no cash had been advanced to Leap Wireless.

Other

      In addition to the financing commitments to Pegaso, Leap Wireless and Ericsson (Note 2), the Company had $3 million of letters of credit and $13 million of other financial commitments outstanding as of June 30, 2002, none of which were collateralized.

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

      Pursuant to the Restructuring, the Company and VeloCom (Note 3) committed to invest $266 million and $80 million, respectively, in a newly formed holding company called Vesper Holding. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At June 30, 2002, the Company directly owned 72% of the issued and outstanding equity of Vesper Holding, and the Company indirectly owned an additional 11.9% of Vesper Holding through its ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

      The preliminary allocation of the purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects $313 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. The Company is in the process of finalizing the purchase price allocation and has recorded $5 million in net adjustments reducing property, plant and equipment since the acquisition. The Company does not anticipate any additional material adjustments to the allocation. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When the Company obtained its controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company adjust its prior period results to account for its original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, the Company recorded $40 million and $106 million of equity in losses of investees for the three months and nine months ended July 1, 2001, respectively, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001. The Company had previously recorded $107 million in asset impairment charges and other-than-temporary losses on other investments during the third quarter of fiscal 2001. Because those charges exceeded the losses recorded as a result of using the equity method, the net loss for the three months and nine months ended July 1, 2001 decreased by $67 million and $1 million, respectively.

      Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for the three months and nine months ended June 30, 2002 included the $35 million and $88 million losses, net of minority interest, respectively, of Vesper Holding from March 1, 2002 through May 31, 2002 and November 13, 2001 to May 31, 2002, respectively. The consolidated financial statements for the three and nine months ended June 30, 2002 also included $7 million and $23 million of equity losses, respectively, related to Vesper Holding (pre-acquisition) and VeloCom. Pro forma operating results for the Company, assuming the acquisition of Vesper Holding had been made at the beginning of the periods presented are as follows (in thousands, except per share data) (unaudited):

	Three Months
	Ended	Nine Months Ended

	July 1,	June 30,	July 1,
	2001	2002	2001

Revenues	$687,128	$2,185,512	$2,123,905

Net (loss) income	$(239,220)	$145,464	$(761,908)

Basic (loss) earnings per common share	$(0.32)	$0.19	$(1.01)

Diluted (loss) earnings per common share	$(0.32)	$0.18	$(1.01)

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Corporacion Nacional de Radiodeterminacion, S.A. de C.V.

      During May 2002, the Company acquired the equity interests of certain minority shareholders in its consolidated subsidiary, Corporacion Nacional de Radiodeterminacion, S.A. de C.V. (CNR), the exclusive distributor of the Company’s OmniTRACS product in Mexico, for $24 million. The acquisition increased the Company’s equity ownership in CNR to approximately 97%. The Company used the purchase method to account for this acquisition. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill and intangible assets of $3 million and $9 million, respectively. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. In accordance with FAS 142, amounts allocated to goodwill are not amortized. Amounts allocated to intangible assets are being amortized over their expected useful lives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2001 contained in our 2001 Annual Report on Form 10-K.

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Our consolidated financial data includes SnapTrack, Inc. (SnapTrack), Vesper Holding Ltd. (Vesper Holding) and other consolidated subsidiaries.

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

      We provide satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies and private fleets. We design, manufacture and distribute products and provide services for our OmniTRACS and TruckMAIL (satellite-based mobile communications systems), OmniExpress (terrestrial CDMA-based system) and LINQ (terrestrial GSM-based system) throughout parts of the world. Transportation companies and private fleets use our products to communicate with drivers, monitor vehicle location, provide automated driver logs and fuel tax reporting and provide customer service. We also integrate the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

      We provide solutions for wireless service providers, handset manufacturers and wireless application developers as the industry moves toward wireless convergence through the Company’s complete BREW (Binary Runtime Environment for Wireless) solution, which includes a software development kit, an open application platform for wireless handsets, and a distribution, billing and payment system. Our BREW platform is a thin application execution environment that provides an open, standard platform for wireless devices. The BREW platform leverages the capabilities available in our integrated circuits, system software and Wireless Internet Launchpad software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. BREW is air-interface independent and can also be ported to devices that support other wireless technologies such as GSM/GPRS. In November 2001, KTFreeTel, a leading CDMA carrier in Korea, began commercial service based on BREW. The carrier currently is selling 16 different BREW-enabled handsets in Korea. KTFreeTel’s wireless data service, which includes BREW, runs on a CDMA2000 1X high-speed data network and is available to end users on color display handsets. Verizon Wireless launched service based on BREW in the San Diego market with two BREW-enabled handsets in March 2002 and launched service nationwide in the United States in June 2002. Also, Japan’s KDDI began shipping BREW-based handsets in March. In May 2002, we signed a contract with ALLTEL for BREW-based service. ALLTEL indicated it intends to launch commercial service before the end of 2002. In January 2002, we announced a multi-year licensing agreement with Nextel for our Qchat voice over Internet protocols push-to-talk technology for 3G networks.

      We make strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA carriers, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We also provide financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. We have provided equipment financing to Ericsson on a shared basis with respect to their sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales that are recognized in net investment income. In some cases, we consolidate or record our equity in the start-up losses of companies in which we make strategic investments. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, adequacy of allowances for doubtful accounts, valuation of intangible assets and investments, income taxes, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition

      We derive revenue principally from royalties, from sales of integrated circuit products, from services and related hardware sales, from software development and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate method of revenue recognition involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which we adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. We recognized $16 million and $21 million during the third quarter of fiscal 2002 and 2001, respectively, and $51 million and $70 million during the first nine months of fiscal 2002 and 2001, respectively, in net income before income taxes and accounting changes related to revenue and expense that was recognized in prior years. We continue to monitor developments in Emerging Issues Task Force discussions of Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and Issue 02-G, “Recognition of Revenue from Licensing Arrangements on Intellectual Property,” to determine what, if any, impact a final consensus may have on our revenue recognition policy.

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

      Revenue from providing services is recorded when earned. Revenue from long-term contracts is generally recognized using the percentage-of-completion method, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is relatively short, we use the completed-contract method.

      We recognize software license fees when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements and defer revenue for the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair values of deliverable elements. The amount or timing of our software license revenue may differ as a result of changes in these judgments or estimates.

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

      We record an income tax provision or benefit based on the expected annual effective income tax rate. Significant management judgment is required in determining our provision for income taxes. We estimate annual taxable income, including future deductions from stock option exercises and the amount of R&D tax credits that will be available to us. Future deductions from stock option exercises are affected by stock price volatility. We also consider our ability to reinvest undistributed earnings for non-United States subsidiaries indefinitely in operations outside the United States. Should our actual taxable income, R&D tax credits or deductions from stock option exercises differ from our estimates or should we have to repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Our tax provision could also be adversely affected by tax decisions contrary to our treatment of items on our tax return.

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

Strategic Investments and Financing

Leap Wireless International Inc.

      In February 2000, we purchased 308,000 units of Leap Wireless International Inc.’s (Leap Wireless) senior discount notes with detachable warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5% payable beginning in 2005. In addition, we hold 489,000 shares of Leap Wireless’ stock at June 30, 2002. During the third quarter of fiscal 2002, we determined that declines in the market values of our investments in Leap Wireless were other than temporary. As a result, we recorded $150 million and $17 million in other-than-temporary losses on marketable securities for the notes and stock, respectively, during the third quarter of fiscal 2002. We also recorded $56 million in losses related to changes in the fair values of Leap Wireless derivative investments for the first nine months of fiscal 2002. The remaining recorded values of Leap Wireless investments totaled $17 million at June 30, 2002, including $3 million in derivative instruments. Under the terms of our senior secured credit facility with Leap Wireless, we are committed to fund up to $125 million in connection with Leap Wireless’ bid for PCS spectrum licenses in the FCC’s Auction No. 35. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Commitments and Contingencies.”

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

      Pursuant to the Restructuring, we committed to invest $266 million, and VeloCom committed to invest $80 million, in a newly formed holding company called Vesper Holding. Vesper Holding acquired certain liabilities of the Vesper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vesper Holding, and the vendors released in full any claims that they might have against us, VeloCom, the Vesper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vesper Holding agreed to contribute the acquired liabilities to the Vesper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At June 30, 2002, we directly owned 72% of the issued and outstanding equity of Vesper Holding, and we indirectly owned an additional 11.9% of Vesper Holding through our ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

      The preliminary allocation of the purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects $313 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. We are in the process of finalizing the purchase price allocation and recorded $5 million in net adjustments reducing property, plant and equipment since the acquisition. We do not anticipate any additional material adjustments to the allocation. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When we obtained the controlling interest in Vesper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that we adjust our prior period results to account for our original 16% ownership interest in the Vesper Operating Companies, predecessors to Vesper Holding, using the equity method of accounting. As a result, the Company recorded $40 million and $106 million of equity in losses of investees for the three months and nine months ended July 1, 2001, respectively, and a $59 million reduction in finance receivables and retained earnings at September 30, 2001. We previously recorded $107 million in asset impairment charges and other than temporary losses on other investments during the third quarter of fiscal 2001. As a result of the prior period adjustments, net income for the three months and nine months ended July 1, 2001 decreased by $67 million and $1 million, respectively.

      The Vesper Operating Companies expect to incur increasing operating losses and negative cash flows from operations through calendar 2003 as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets.

Pegaso Telecomunicaciones, S.A. de C.V.

      We have a bridge loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operating company in Mexico (collectively referred to as Pegaso). The facility was payable in full on October 31, 2001, is in default and is subject to a forbearance agreement. At June 30, 2002, $413 million was outstanding under the bridge loan facility, net of deferred interest and unearned fees. We stopped recognizing interest on the bridge loan facility effective at the beginning of the fourth fiscal quarter of 2001.

      We also have provided equipment and related financing to Pegaso. At June 30, 2002, $318 million of this financing was outstanding under the equipment loan facility, net of deferred interest and unearned fees, including $54 million of such financing acquired from Ericsson during the third quarter of fiscal 2002. This financing is currently in default and subject to a forbearance agreement. Pegaso stopped making interest payments on loans outstanding under the equipment loan facility. We stopped recognizing interest on these loans effective at the beginning of the fourth fiscal quarter of 2001.

      As a result of a series of agreements signed on January 16, 2002 by and among Pegaso’s owners and lenders, including us, we agreed to provide $65 million of interim financing to Pegaso, including $5 million in capitalized fees. At June 30, 2002, all $65 million of this interim financing was outstanding. A Pegaso shareholder purchased a $25 million participation from us in this financing.

      In April 2002, Telefonica Moviles agreed to acquire a 65% controlling interest in Pegaso. The closing of this transaction is dependent on the satisfaction of certain requirements. Regulatory approvals for the sale transaction to Telefonica Moviles have been obtained from COFECO (the Comisión Federal de Competencia of Mexico) with respect to antitrust matters and from CNIE (the Comisión Nacional de Inversiones Extranjeras of Mexico) with regard to foreign ownership matters. Proceedings before COFETEL (the Comisión Federal de Telecomunicaciones of Mexico) and SCT (the Secretaría de Comunicaciones y Transportes of Mexico), the Mexican telecommunications authorities, are still pending. In connection with this acquisition agreement, the interim financing agreement was amended and restated to provide for additional interim financing of up to $140 million to Pegaso on substantially similar terms as the $65 million of initial interim financing. A Pegaso shareholder has committed to purchase a participation of up to $35 million of the first $100 million of this additional interim financing. At June 30, 2002, $24 million of this additional interim financing was outstanding, of which $9 million was purchased as a participation by the Pegaso shareholder.

      The $65 million initial interim financing must be repaid in full on the earlier of (i) the date that is 30 days after the Telefonica Moviles acquisition of 65% of Pegaso closes or (ii) the date that agreement is terminated. Interest is payable at 12% unless these interim loans are paid in full within 30 days of the closing date, in which case no interest will be payable. We have not recognized interest income on this interim financing.

      Loans under the $140 million additional interim financing must be repaid in full on the earlier of (i) the date that is 30 days after the Telefonica Moviles acquisition of 65% of Pegaso closes or (ii) the date that agreement is terminated. The first $100 million of additional interim loans bears interest at LIBOR, and the remaining $40 million bears interest at LIBOR plus 1%, in each case if the additional interim financing is repaid in full within 30 days of the closing date; otherwise, these amounts will bear interest at 12% and 20% respectively. We have not recognized interest income on this additional interim financing.

      If and when the Telefonica Moviles acquisition of 65% of Pegaso closes, we expect to receive approximately $430 million to $445 million in satisfaction of the bridge loan facility within 60 days of the close. We would be required to use approximately $140 million of these proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. The remaining vendor debt due to us, including the equipment loan and related financing, will be payable through 2008 and will bear interest at LIBOR plus 1% for two years, LIBOR plus 3% for the next two years and LIBOR plus 6% thereafter.

      Our aggregate commitment to provide additional long-term financing to Pegaso under its arrangements with Ericsson remains unchanged at $105 million, subject to Pegaso or a new buyer meeting certain conditions. We had $5 million in other financing commitments to Pegaso as of June 30, 2002.

      Pegaso is at an early stage of development and, if it remains independent, may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses and negative cash flows from operations. Based on current information and available evidence, we believe that the sale transaction to Telefonica Moviles will likely be consummated and that, as a result, we will ultimately be able to collect all recorded amounts. The ability of Pegaso’s owners and lenders to complete the sale transaction is uncertain. Failure to complete the sale transaction could have a material adverse effect on our operating results and financial condition.

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

      Total revenues for the third quarter of fiscal 2002 were $771 million, compared to $657 million for the third quarter of fiscal 2001. Total revenues for the third quarter of fiscal 2002 included $49 million related to the consolidation of Vesper Holding effective in November 2001 and $3 million related to the Globalstar business. Total revenues for the third quarter of fiscal 2001 included $24 million related to Globalstar. Starting in fiscal 2001, we stopped recognizing revenue related to Globalstar until cash payment is received. Excluding Vesper Holding and Globalstar, total revenues increased by $86 million, primarily due to an increase in revenues from sales of integrated circuits, an increase in revenues from royalties in the QTL segment and software development revenues related to the Qchat licensing agreement.

      Cost of revenues for the third quarter of fiscal 2002 was $288 million, compared to $236 million for the third quarter of fiscal 2001. Cost of revenues for the third quarter of fiscal 2002 included $51 million related to the consolidation of Vesper Holding and $2 million related to our continuing obligation to Globalstar. Cost of revenue for the third quarter of fiscal 2001 included $20 million related to Globalstar. Excluding Vesper Holding and Globalstar, cost of revenues as a percentage of revenues was 33% for the third quarter of fiscal 2002, compared to 34% for the third quarter of fiscal 2001. The margin improvement in the third quarter of fiscal 2002 is primarily due to the change in product mix toward the higher end devices utilizing our 3G CDMA2000 1X integrated circuits products and the increase in revenues from royalties in the QTL segment. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the third quarter of fiscal 2002, research and development expenses were $118 million or 15% of revenues, compared to $107 million or 16% of revenues for the third quarter of fiscal 2001. The dollar increase in research and development expenses was primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies and an increase in QWBS research and development initiatives.

      For the third quarter of fiscal 2002, selling, general and administrative expenses were $152 million or 20% of revenues, compared to $104 million or 16% of revenues for the third quarter of fiscal 2001. Selling, general and administrative expenses for the third quarter of fiscal 2002 included $43 million related to the consolidation of Vesper Holding. Excluding Vesper Holding, selling, general, and administrative expenses of $110 million comprised 15% of revenues. The dollar increase was primarily due to expenses related to the BREW Developers’ Conference and international business development, partially offset by a reduction in bad debt expense.

      Amortization of goodwill and other acquisition-related intangible assets were $65 million for the third quarter of fiscal 2002, compared to $65 million in the third quarter of fiscal 2001. Amortization charges are primarily related to the acquisition of SnapTrack in March 2000.

      For the third quarter of fiscal 2002, there were no asset impairment and related charges compared to $1 million of credits in the third quarter of fiscal 2001. Asset impairment related credits during the third quarter of fiscal 2001 were comprised primarily of adjustments to certain reserves related to the Globalstar business.

      For the third quarter of fiscal 2002, other operating expenses were $9 million, compared to $6 million of credits in the third quarter of fiscal 2001. Other operating expenses during the third quarter of fiscal 2002 resulted from the write down of a note receivable from a development stage CDMA carrier. Other operating credits during the third quarter of fiscal 2001 were related to a clarification of a prior arbitration decision made against us.

      Interest expense was $9 million for the third quarter of fiscal 2002, primarily related to the $125 million long-term debt of Vesper Holding included in other current and noncurrent liabilities.

      Net investment expense was $184 million for the third quarter of fiscal 2002 compared to $40 million for the third quarter of fiscal 2001. The change was primarily comprised as follows (in millions):

	Three Months Ended

	June 30,	July 1,
	2002	2001	Change

Interest income:
Corporate	$28	$25	$3
QSI	3	41	(38)
Net realized gains (losses) on investments:
Corporate	1	1	—
QSI	(9)	12	(21)
Other-than-temporary losses on marketable securities	(168)	—	(168)
Other-than-temporary losses on other investments	(6)	(36)	30
Change in fair values of derivative instruments	(27)	(33)	6
Minority interest in loss (income) of consolidated subsidiaries	15	(1)	16
Equity in losses of investees	(21)	(49)	28

	$(184)	$(40)	$(144)

      The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances. The decline in QSI interest income was a result of the cessation of interest income recognition on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001 and on Leap Wireless bonds starting in the third quarter of fiscal 2002. The other-than-temporary losses on marketable securities during the third quarter of fiscal 2002 related to our investments in Leap Wireless. The change in fair values of derivative instruments primarily results from movements in the price of Leap Wireless stock, which affects the fair value of our warrants to acquire Leap Wireless stock. Equity in losses of investees decreased as a result of the consolidation of Vesper Holding effective November 13, 2001, as these losses are now included in operations.

      Income tax benefit was $40 million for the third quarter of fiscal 2002 compared to income tax expense of $184 million for the third quarter of fiscal 2001. The annual effective tax rate is estimated to be 27% for fiscal 2002, compared to the negative 3% annual effective tax rate estimated during the third quarter of fiscal 2001. Income tax benefit was recorded in the third quarter of 2002 to reduce the tax provision for losses in the third quarter and to reflect the change in the estimated year-end rate from 36% to 27%. The current estimated tax rate is lower than the tax rate estimated in the second quarter primarily because of a reduction in estimated year-end losses of foreign subsidiaries for which it is more likely than not we will receive no benefit and an increase in the partial reversal of the deferred tax valuation allowance that was previously charged to expense. Income tax expense of $184 million was recorded in the third quarter of 2001 as a result of a change in the expected annual effective tax rate to negative 3% from 45% estimated in the second quarter of fiscal 2001.

First Nine Months of Fiscal 2002 Compared to First Nine Months of Fiscal 2001

      Total revenues for the first nine months of fiscal 2002 were $2,166 million, compared to $2,029 million for the first nine months of fiscal 2001. Total revenues for the first nine months of fiscal 2002 included $91 million related to the consolidation of Vesper Holding effective in November 2001 and $8 million related to the Globalstar business. Total revenues for the first nine months of fiscal 2001 included $50 million related to Globalstar. Excluding Vesper Holding and Globalstar, total revenues increased by $88 million. Revenues increased primarily due to the change in product mix toward the higher end devises utilizing our 3G CDMA2000 1X integrated circuits products, software development revenues related to the Qchat licensing agreement and an increase in revenues from royalties in the QTL segment. We shipped approximately 45 million MSM integrated circuits, consistent with the 45 million shipped in the first nine months of fiscal 2001. Revenues from royalties paid by third parties were $517 million in the first nine months of fiscal 2002, compared to $503 million in the first nine months of fiscal 2001. Revenues from Samsung Electronics Company (Samsung), Kyocera Wireless Corp. and LG Electronics, Inc., customers of both QCT and QTL, comprised an aggregate of 16%, 14% and 11% of total consolidated revenues, respectively, in the first nine months of fiscal 2002.

      Cost of revenues for the first nine months of fiscal 2002 was $825 million, compared to $794 million for the first nine months of fiscal 2001. Cost of revenues for the first nine months of fiscal 2002 included $133 million related to the consolidation of Vesper Holding and $8 million related to our on-going obligation to Globalstar. Cost of revenues for the first nine months of fiscal 2001 included $116 million related to Globalstar. Excluding Vesper Holding and Globalstar, cost of revenues as a percentage of revenues was 33% for the first nine months of fiscal 2002 compared to 34% for the first nine months of fiscal 2001. The margin improvement in the first nine months of fiscal 2002 is primarily due to the change in product mix toward the higher end device utilizing our CDMA2000 1X integrated circuits products. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For the first nine months of fiscal 2002, research and development expenses were $342 million or 16% of revenues, compared to $300 million or 15% of revenues for the first nine months of fiscal 2001. The dollar and percentage increases in research and development expenses were primarily due to increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies and an increase in QWBS research and development initiatives, partially offset by a reduction of support efforts related to the Globalstar business.

      For the first nine months of fiscal 2002, selling, general and administrative expenses were $377 million or 17% of revenues, compared to $271 million or 13% of revenues for the first nine months of fiscal 2001. Selling, general and administrative expenses for the first nine months of fiscal 2002 included $69 million related to the consolidation of Vesper Holding. Excluding Vesper Holding, selling, general and administrative expenses comprised 15% of revenues. The dollar increase was primarily due to increased headcount for our support and marketing efforts related to the BREW application development platform and increases in marketing expenses related to the expansion of our integrated circuit customer base, partially offset by a reduction in bad debt expense.

      Amortization of goodwill and other acquisition-related intangible assets was $192 million for the first nine months of fiscal 2002, compared to $191 million in the first nine months of fiscal 2001. Amortization charges are primarily related to the acquisition of SnapTrack in March 2000.

      For the first nine months of fiscal 2002, there were no asset impairment and related charges compared to $472 million of such charges in the first nine months of fiscal 2001. Asset impairment and related charges during the first nine months of fiscal 2001 were comprised primarily of charges resulting from management’s determination that certain assets related to the Globalstar business were impaired.

      For the first nine months of fiscal 2002, other operating expenses were $9 million compared to $63 million in the first nine months of fiscal 2001. Other operating expenses during the first nine months of fiscal 2002 resulted from the write down of note receivable from a development stage CDMA carrier. Other operating expense in the first nine months of fiscal 2001 was related to an arbitration decision made against us.

      Interest expense was $17 million for the first nine months of fiscal 2002, compared to $10 million for the first nine months fiscal 2001. Interest expense for the first nine months of fiscal 2002 was primarily related to the $125 million long-term debt of Vesper Holding included in other current and non-current liabilities. Interest expense for the first nine months of fiscal 2001 was primarily related to interest charges resulting from the arbitration decision made against us.

      Net investment expense was $171 million for the first nine months of fiscal 2002 compared to $238 million for the first nine months of fiscal 2001. The change was primarily comprised as follows (in millions):

	Nine Months Ended

	June 30,	July 1,
	2002	2001	Change

Interest income:
Corporate	$75	$108	$(33)
QSI	21	97	(76)
Net realized gains (losses) on investments:
Corporate	3	11	(8)
QSI	(4)	53	(57)
Other-than-temporary losses on marketable securities	(170)	(147)	(23)
Other-than-temporary losses on other investments	(14)	(46)	32
Change in fair values of derivative investments	(56)	(181)	125
Minority interest in loss (income) of consolidated subsidiaries	34	(2)	36
Equity in losses of investees	(60)	(131)	71

	$(171)	$(238)	$67

      The decline in interest income on corporate cash and marketable securities was a result of lower interest rates. The decline in QSI interest income was a result of the cessation of interest income recognition on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001 and on Leap Wireless bonds starting in the third quarter of fiscal 2002. The other-than-temporary losses on marketable securities during the first nine months of fiscal 2002 primarily related to our investments in Leap Wireless. The change in fair values of derivative instruments primarily results from movements in the price of Leap Wireless stock, which affects the fair values of our warrants to acquire Leap Wireless stock. Equity in losses of investees decreased as a result of the consolidation of Vesper Holding effective November 13, 2001, as these losses are now included in operations.

      For the first nine months of fiscal 2002, there were no other non-operating charges compared to $176 million of such charges in the first nine months of fiscal 2001. Other non-operating charges in the first nine months of fiscal 2001 were primarily comprised of a $120 million write-down of the note receivable from VeloCom and a $57 million write-down of the recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $63 million for the first nine months of fiscal 2002, compared to a benefit of $2 million for the first nine months of fiscal 2001. The annual effective tax rate is estimated to be 27% for fiscal 2002, compared to the negative 3% annual effective tax rate estimated during the third quarter of fiscal 2001. The estimated annual effective tax rate for fiscal 2002 is lower than the statutory rate due to the reduction of deferred tax assets and the related valuation allowance that was previously charged to tax expense, partially offset by foreign losses for which we are not recording a tax benefit. The actual effective tax rate for fiscal 2001 was negative 25%. The fiscal 2001 effective tax rate was the result of pre-tax losses for which no tax benefit was recorded and foreign tax expense. The expected annual effective tax rate on profits for fiscal 2002 cannot be meaningfully compared to the effective tax rate on losses for the prior fiscal year.

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

Our Segment Results for the Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

      The following should be read in conjunction with the third quarter financial results of fiscal 2002 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 6 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for the third quarter of fiscal 2002 were $404 million compared to $333 million for the third quarter of fiscal 2001. Earnings before taxes for the third quarter of fiscal 2002 were $118 million compared to $71 million for the third quarter of fiscal 2001. Revenues and earning before taxes increased primarily due to an increase in unit shipments of MSM integrated circuits and the effect of the change in product mix toward the higher end devices utilizing our 3G CDMA2000 1X products. Approximately 16 million MSM integrated circuits were shipped during the third quarter of fiscal 2002, compared to 14 million for the third quarter of fiscal 2001. Research and development and selling and marketing expenses were higher for the third quarter of fiscal 2002 as compared to the year ago period primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multi-mode, multi-network, products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies. QCT inventories increased by 26% during the third quarter of fiscal 2002 primarily as a result of anticipated future demand for 1X products.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for the third quarter of fiscal 2002 were $199 million compared to $180 million for the third quarter of fiscal 2001. Revenues from royalties paid by third party licensees were $168 million in the third quarter of fiscal 2002, compared to $154 million in the third quarter of fiscal 2001. Revenues from license fees were $14 million in third quarter of fiscal 2002, compared to $13 million in the third quarter of fiscal 2001. Earnings before taxes for the third quarter of fiscal 2002 were $174 million compared to $153 million for the third quarter of fiscal 2001. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment, with the exception of Latin America which has been impacted by the economic downturn in that market. During the first nine months of fiscal 2002, revenue from royalties paid by third party licensees was $517 million, compared to $503 million during the first nine months of fiscal 2001. During the three months and nine months ended June 30, 2002, we recognized $2 million and $4 million, respectively, in revenue related to equity received as consideration for license fees.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for the third quarter of fiscal 2002 were $110 million compared to $104 million for the third quarter of fiscal 2001. Losses before taxes for the third quarter of fiscal 2002 were $3 million compared to earnings before taxes of $5 million for the third quarter of fiscal 2001. Revenues increased primarily due to an increase in software development and services revenues related to our BREW products and

Qchat licensing agreement. Earnings before taxes decreased primarily due to our development, support and marketing efforts related to the BREW application development platform and an increase in QUALCOMM Wireless Business Solutions research and development expenditures. We shipped approximately 12,000 OmniTRACS and other related communications systems during the third quarter of fiscal 2002, compared to approximately 11,000 in the third quarter of fiscal 2001.

QUALCOMM Strategic Initiatives (QSI)

      QSI segment revenues for the third quarter of fiscal 2002 were $49 million, primarily related to the consolidation of Vesper Holding. QSI segment losses before taxes for the third quarter of fiscal 2002 were $285 million compared to $186 million for the third quarter of fiscal 2001. The increase in losses was primarily due to $194 million in charges related to Leap Wireless investments, including $167 million in other-than-temporary losses on Leap Wireless marketable securities and $27 million in losses related to changes in the fair values of Leap Wireless warrants. During the third quarter of fiscal 2002, QSI recorded a $35 million loss, net of minority interest, due to the consolidation of Vesper Holding and $7 million of equity losses in VeloCom, as compared with $40 million of equity losses for the Vesper Operating Companies in the third quarter of fiscal 2001. In addition, QSI realized a $38 million decrease in interest income and $9 million in realized losses on marketable securities, as compared to $12 million in realized gains in the third quarter of fiscal 2001, the effect of which was partially offset by a $30 million decrease in other-than-temporary losses on other investments. During the third quarter of fiscal 2001, we recorded a $120 million charge to write down a note receivable from VeloCom to its fair value.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities were $2,825 million at June 30, 2002, an increase of $245 million from September 30, 2001. The increase during the first nine months of fiscal 2002 was primarily the result of $519 million in cash provided by operating activities, $103 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and $10 million in proceeds received from Vesper Holding’s minority interest shareholders, partially offset by $290 million in cash used for other investments and acquisitions and $108 million in capital expenditures. We expect Vesper Holding to require approximately $25 to $35 million in cash funding through the end of fiscal 2002.

      Accounts receivable increased by 8% during the third quarter of fiscal 2002. The increase in accounts receivable was primarily due to higher revenues and the timing of cash receipts for royalty receivables, partially offset by a net increase in Vesper Holding receivables. Excluding Vesper Holding receivables days sales were 66 days at June 30, 2002 compared to 61 days at March 31, 2002. The change in days sales is consistent with the increase in revenue and the resultant increase in accounts receivable balances.

      We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      At June 30, 2002, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement (excluding Pegaso)	$368
Senior credit facility with Leap Wireless	125
Pegaso:
Commitment to acquire long-term financing to be provided by Ericsson	105
Additional interim funding	89
Other	5
Equity investments:
Inquam	49
Other	32
Other debt commitments	13

Total debt and equity commitments	786
Long-term purchase commitments	72
Operating leases	136
Other	3

Total	$997

      Information regarding our long-term purchase commitments is provided in the Consolidated Financial Statements for the fiscal year ended September 30, 2001. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies”. Information regarding our operating leases at June 30, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Commitments and Contingencies.”

      Commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $473 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless carrier in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility and national long distance services in India. At June 30, 2002, because certain conditions precedent under the agreement had not been satisfied, our obligation to make this investment had become non-binding. However, we retain the option to purchase the shares contingent upon RIL’s completion of certain performance milestones. Funding would occur through September 2003 if we complete the investment. At June 30, 2002, we had not purchased any shares related to this agreement.

      Information regarding our other financial commitments at June 30, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities, Note 7 — Commitments and Contingencies and Note 8 — Acquisitions.”

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

      We will adopt the provisions of FAS 142 in our first quarter of fiscal 2003. We have determined our reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and expect to complete Step 1 in the first quarter of fiscal 2003. During the third quarter of fiscal 2002, we performed a preliminary Step 1 analysis. We will finalize our Step 1 analysis as of the date of adoption. Based on our preliminary Step 1 analysis, we do not expect the adoption of FAS 142 to have a material impact on our financial position. We will no longer record goodwill amortization starting in fiscal 2003. We recorded $62 million and $184 million in goodwill amortization expense during the three months and nine months ended June 30, 2002, respectively.

      In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 replaces FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 144 as of the beginning of fiscal 2003. We do not expect the adoption of FAS 144 to have a material impact on our operating results and financial position.

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

      In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Acquisitions.” We expect Vesper Holding to incur increasing operating losses and negative cash flows from operations as it expands operations and enters new markets, even if and after it achieves positive cash flows from operations in initial operating markets. We may incur significant losses in the future related to our ownership of Vesper Holding, and we cannot assure you that Vesper Holding will ever operate profitably. Additional risks and uncertainties specific to Vesper Holding include risks associated with:

•	the upgrade of the existing network to CDMA2000 1X and 1xEV-DO, including risks related to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the adequacy of suppliers and consumer acceptance of the products and services to be offered;

•	the ability to establish a significant market presence in new geographic and service markets;

•	the ability to compete with more well-established competitors in Brazil that may offer less expensive products and services, desirable or innovative products or have extensive resources or better financing;

•	the ability to generate timely and accurate financial and management data;

•	the availability and cost of capital; and

•	the ability to develop future business opportunities critical to the realization of growth potential.

We derive a significant portion of our revenue from a limited number of customers and licensees. The loss of any one of our major customers or licensees could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

      During the first nine months of fiscal 2002, our three largest customers accounted for 41% of consolidated revenues, as compared to 37% in fiscal 2001. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

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

      Consolidated revenues from international customers as a percentage of total revenues were 69% in the first nine months of fiscal 2002, 65% in fiscal year 2001, 47% in fiscal year 2000 and 38% in fiscal year 1999. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first nine months of fiscal 2002, 37% and 18% of our revenue was from customers and licensees based in South Korea and Japan, respectively, as compared to 35% and 22% during fiscal 2001, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. In November 2001, we acquired Vesper Holding, a CDMA carrier in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment. We also are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in the past the South Korean government limited the ability of telecommunications carriers to provide subsidies on handsets to their subscribers, and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea, Japan or in other countries may have additional negative impacts on our revenues.

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

      We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and/or to consolidate or record our equity in start-up losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business prospects.

The fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to market downturns. Downward fluctuations and market trends could adversely affect our operating results.

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our market exposure. Available-for-sale equity securities are recorded at fair value under FAS 115, and derivative instruments recorded at fair value under FAS 133 subject us to equity price risk. The fair market values of these securities and derivative instruments are subject to significant price volatility and, in general, suffered significant decreases in market value during fiscal 2001 and the first nine months of 2002. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also invest in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may become impaired due to changes in the companies’ condition or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

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

      Our future operating results will be affected by many factors, including the following:

•	the rate of CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA carriers;

•	the collectibility of our trade and finance receivables;

•	changes in the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	the success of our strategic investments;

•	the performance of our Vesper Holding subsidiary;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	changes in accounting standards or practices;

•	changes to existing rules or practice regarding stock option accounting and taxation;

•	management of inventory in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

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

      We currently face significant competition in our markets and expect that intense competition will continue. Competition in the telecommunications market is based on varying combinations including:

•	comprehensiveness of product and technology solutions;

•	manufacturing capability;

•	scalability and the ability of the system solution to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time to market;

•	system cost; and

•	customer support.

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

      Our OmniTRACS and TruckMAIL systems currently operate in the United States market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006. Based on system capacity analysis, we believe that the United States OmniTRACS and TruckMAIL operations will not require additional transponder capacity through 2003. We believe that in the event additional transponder capacity would be required in fiscal 2003 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms in a timely manner. A failure to maintain adequate satellite capacity would harm our business, operating results, liquidity and financial position.

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

      Media reports and various class action lawsuits have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

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

Actual results may differ from estimates made in prior periods, causing adverse unexpected fluctuations affecting our reported financial results.

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. By their nature, estimates are subject to an inherent degree of uncertainty. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position.

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

      We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. During the second quarter of fiscal 2002, we allocated $300 million to institutional portfolio managers for investment in a diversified portfolio of non-investment grade securities, which are subject to a higher degree of default risk than our current fixed income portfolio, and at June 30, 2002, that amount was fully invested, primarily in corporate bonds with credit ratings of B/B2 and BB/Ba2. A portion of these bonds are designated as trading securities. The following table provides comparative information about our fixed income securities including principal cash flows, weighted average yield and contractual maturity dates:

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

							No Single
	2002	2003	2004	2005	2006	Thereafter	Maturity	Total	Fair Value

	(Dollars in millions)
June 30, 2002:
Fixed income securities	$164	$267	$370	$103	$34	$283	$174	$1,395	$1,401
Interest rate	4.6%	4.3%	4.3%	4.0%	6.9%	9.1%	3.8%
September 30, 2001:
Fixed income securities	$281	$379	$220	$15	$19	$—	$121	$1,035	$1,044
Interest rate	6.4%	4.6%	5.0%	5.0%	4.9%		4.4%

      We consolidate all assets and liabilities of the Vesper Operating Companies, including bank loans and capital lease commitments. Bank loans totaled $80 million at June 30, 2002, of which $20 million is payable in fiscal 2005 and $60 million is payable in fiscal 2006. The bank loans bear interest at variable rates, based on the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5%. Capital lease commitments totaled $45 million at June 30, 2002. The aggregate maturities on the capital lease commitments over the next four years from fiscal 2002 through 2005 are $5 million, $15 million, $12 million, and $13 million, respectively. The capital lease commitments bear interest at fixed interest rates, ranging from 11.25% to 14.5%. The fair values of bank loans and capital lease commitments will change as interest rates change. Interest expense will be affected by changes in the CDI.

      We are exposed to foreign exchange risk related to our consolidation of the Vesper Operating Companies. We report our financial statements in U.S. dollars. The Vesper Operating Companies account for the majority of their transactions in Brazilian real, and their results are translated into U.S. dollars during and at the end of the fiscal quarter. In addition, the Vesper Operating Companies capital lease commitments are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Brazilian real could have a material effect on the Vesper Operating Companies and on us. A significant devaluation of the Brazilian real has occurred in the past and may occur again the future.

      We hold marketable securities and derivative instruments subject to equity price risk. The recorded values of marketable securities increased to $1,189 million at June 30, 2002 from $859 million at

September 30, 2001. As of June 30, 2002, one equity position constituted approximately 12% of the fair value of the marketable securities portfolio. The recorded value of derivative instruments subject to FAS 133 at June 30, 2002 is $4 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At June 30, 2002, there had been no other material changes to the market risks described at September 30, 2001. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vesper Sao Paulo S.A., Vesper S.A., Vesper Holding Sao Paulo S.A., Vesper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vesper Sao Paulo Cayman and Vesper Holding, Ltd.(1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vesper Holding, Ltd.(1)
3.1	Restated Certificate of Incorporation.(2)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(3)(4)
3.3	Certificate of Designation of Preferences.(5)
3.4	Bylaws.(6)
3.5	Amendment of the Bylaws.(7)
10.50	Amended and Restated Interim Funding Agreement, dated as of April 26, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas, S. A. de C. V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L.M. Ericsson (Publ), ABN Amro Bank N.V. and Alcatel.

10.51	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of April 26, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas S.A. de C.V., the other members of the Borrower Group, Telefonaktiebolaget L.M. Ericsson (Publ) and ABN Amro Bank N.V.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ WILLIAM E. KEITEL

William E. Keitel
Senior Vice President and
Chief Financial Officer

Dated: July 25, 2002