Form 10-K
period 2002-09-29
QUALCOMM INC/DE
filed 2002-11-26
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2002

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

Common Stock, $.0001 par value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 29, 2002 was $27,785,079,579.*

      The number of shares outstanding of the registrant’s Common Stock was 785,080,685 as of November 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 29, 2002.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 29, 2002. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

PART I
ITEM 1. BUSINESS
Overview
Wireless Telecommunications Industry Overview
The Evolution of Wireless Standards
Operating Segments
Research and Development
Sales and Marketing
Competition
Patents, Trademarks and Trade Secrets
Employees
Executive Officers
RISK FACTORS
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.EXECUTIVE COMPENSATION
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.CONTROLS AND PROCEDURES
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

QUALCOMM INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

TRADEMARKS AND TRADE NAMES

      QUALCOMM®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniOne™, TruckMAIL™, OmniExpress®, LINQ™, Eudora®, QCP®, QCT®, MSM™, MSM3000®, MSM5000™, MSM5010™, MSM5100™, MSM5105™, MSM5200™, MSM5500™, MSM6000™, MSM6050™, MSM6100™, MSM6200™, MSM6300™, CSM5000®, CSM5200™, CSM5500™, gpsOne™, SnapTrack®, BREW™, BREW SDK™, Launchpad™, QCHAT®, FLEET ADVISOR®, WIRELESS KNOWLEDGE® and Vésper™ are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet Group, QUALCOMM Digital Media, QDM, QUALCOMM Internet Services, QIS, QUALCOMM Consumer Products, QCP, QUALCOMM Strategic Initiatives, (QSI) and SnapTrack are trade names of QUALCOMM Incorporated.

      QUALCOMM Personal Electronics and QPE are trademarks, service marks and trade names of QUALCOMM Personal Electronics.

      cdmaOne® is a trademark of the CDMA Development Group, Inc. CDMA2000™ is a service mark and certification mark of the Telecommunications Industry Association. Globalstar™ is a trademark and service mark of Globalstar, L.P., Globalstar® is a trademark of Loral Qualcomm Satellite Services, Inc.

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

      Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Our consolidated financial data includes SnapTrack, Inc. (SnapTrack), Vésper Holding Ltd. (Vésper Holding) and other consolidated subsidiaries.

      We were incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on the last day of the nearest calendar month. For example, our 2002 fiscal year ended on September 29, 2002, but we present our 2002 fiscal year as ending on September 30, 2002.

Overview

      In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the three main technologies currently used in digital wireless phone networks. CDMA and the two other main digital wireless communications technologies, TDMA (which stands for Time Division Multiple Access) and GSM (which is a form of TDMA and stands for Global System for Mobile Communications) are the digital technologies used to transmit a wireless phone user’s voice or data over radio waves using the wireless phone operator’s network. CDMA works by converting speech into digital information, which is then transmitted in the form of a radio signal over the phone network. These digital wireless phone networks are complete phone systems comprised primarily of base stations, or “cells,” which are geographically placed throughout a service or coverage area. Once communication between a wireless phone user and a base station is established, the system detects the movement of the wireless phone user and the communication is handed off to another base station, or cell, as the wireless phone user moves throughout the service area.

      Because we led the development of CDMA technology, we own a significant amount of intellectual property, including patents, patent applications and trade secrets, that we both license to customers and integrate into our own products. The wireless communications industry generally recognizes that a company that wishes to develop, manufacture and sell products that use CDMA technology will require a license from us.

      There are currently four versions of CDMA technology recognized worldwide as standards. The version known as cdmaOne is currently in use by most CDMA-based mobile phone networks. Newer versions of CDMA, which also enable the rapid communication of data as well as voice, are popularly referred to as third generation or 3G technologies. These versions of CDMA are described commonly throughout the wireless industry as:

•	CDMA2000

•	Wideband CDMA (WCDMA), and;

•	Time Division Synchronous CDMA (TD-SCDMA)

      Our revenues. We generate revenues by licensing our CDMA technology to other manufacturers of CDMA products (such as wireless phones and the hardware required to establish and operate a CDMA wireless network). These revenues are generated through licensing fees and royalties on CDMA-based products sold by our licensees. We also sell products and services, which include the following, all of which are described in greater detail below:

•	CDMA-based integrated circuits (also known as chips) and the related software used in wireless phones and wireless networks;

•	Equipment and related software and services used by transportation and other companies to communicate with and track their equipment fleets;

•	Software products and services related to BREW (which stands for Binary Runtime Environment for Wireless), a software program that enables other software developers to create applications, or programs, to run on mobile phones; and

•	Software and hardware development services.

      We also make investments to promote the development of new CDMA products as well as the adoption of CDMA by more mobile phone service providers, provide services on a cost-plus contract basis to Kyocera Wireless, a company that purchased our mobile phone manufacturing business in February of 2000, and provide services and products to the customers and suppliers of Globalstar L.P., a company that operates a worldwide mobile phone network using satellites.

      Our engineering resources. We have significant engineering resources, including engineers with substantial expertise in CDMA technology. Using these engineering resources, we expect to develop new versions of CDMA, develop new technologies that use CDMA, participate in the formulation of new wireless telecommunications standards that use CDMA and assist in deploying wireless voice and data communications networks around the world.

      Our integrated circuits business. We develop and sell CDMA-based integrated circuits and system software for use in wireless phones, wireless networks and global positioning systems (GPS). Our integrated circuits related products include both the integrated circuits for wireless phones and the equipment used to operate the wireless phone network. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the integrated circuit, but we also design the entire supporting system. This approach enables us to optimize the performance of the wireless phone itself with improved product features, as well as the integration and performance of the network system. Our design of the entire system also allows CDMA systems to come to market faster. We provide our integrated circuits and related system software, including reference designs and tools, to many of the world’s leading wireless phone and infrastructure equipment manufacturers. We plan to add additional features and capabilities to our future integrated circuit products to help our customers reduce the costs and size of their products and to simplify our customers’ design processes. We also design and create multimode and multi-band integrated circuits incorporating other wireless standards for global roaming markets. In addition, we will continue to provide high quality support to enable our customers to reduce the time required to design their products and bring their products to market faster.

      Our asset tracking and messaging business. We design, manufacture and sell equipment and provide two-way messaging services to transportation companies, private fleets and heavy equipment fleets throughout parts of the world. These products permit our customers to track the location of their vehicles and to communicate with them en route. These products and services use commercially available satellite and land-based mobile phone technologies to permit this communication. Our customers use these products to communicate with drivers, monitor vehicle location and performance, provide automated driver logs and fuel tax reporting and provide customer service. Our products, which collect and transmit this data, are also integrated with our customers’ operations software, such as dispatch, payroll and accounting, so our customers can better manage their information and operations.

      Our phone software and related services business. We provide our BREW (Binary Runtime Environment for Wireless) product and services to network operators, handset manufacturers and application developers and support for developing and delivering over the air wireless applications and services. The BREW product and services include the BREW SDK (software development kit) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, and the BREW Distribution System that enables network operators to get applications from developers to market and coordinate the billing and payment process. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new product for wireless communications. BREW leverages the capabilities available in our integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory overhead and maximizing system performance of the wireless phone itself. BREW can be used on wireless phones and other devices that support wireless technologies other than CDMA, such as GSM/ GPRS (General Packet Radio System).

      Subscriber growth. In October 2002, EMC World Cellular Information Service forecast that there will be 1.2 billion mobile phone users, also referred to as subscribers, by the end of this calendar year and that the figure will grow to 2 billion globally by the end of 2006. Wireless networks based on cdmaOne, the version of CDMA currently in use by most CDMA-based mobile telephone networks, and CDMA2000 have been commercially deployed in 49 countries around the world. According to the CDMA Development Group (CDG), there were more than 127 million CDMA subscribers in June 2002. In September 2002, the CDG reported that over the year ended June 2002, CDMA subscribers grew 32% worldwide. CDMA is the leading mobile phone technology in North America and has increased market share from 43% to 47% over the year ended June 2002. North America is the largest CDMA market with nearly 56 million subscribers at June 2002, representing annual growth of 47%. In the Asian Pacific market, CDMA carriers added more than 5 million subscribers during the year ended June 2002, bringing the total number of CDMA subscribers in this region to over 45 million. In January 2002, China Unicom launched its nationwide CDMA network, and in October 2002, China Unicom announced that it had more than 4 million subscribers. In Latin America, the number of CDMA subscribers grew by 40% over the year ended June 2002, reaching 24 million in 15 countries.

      Next generation technologies. We have already developed and deployed the next generation of our CDMA technology, or what is being called 3G (third generation). Our 3G technology, CDMA2000 1X, was first deployed commercially in October 2000 in South Korea, where 15 million, or 46%, of the nation’s total mobile service users were using this technology by the end of October 2002. Today there are 20 operators located in 11 countries that are offering the advanced mobile services supported by CDMA2000 1X. In the United States there are five operators that have commercially deployed CDMA2000 1X, Verizon Wireless, Sprint PCS, Leap Wireless, Metro PCS and Monet Mobile, making CDMA2000 1X the first 3G technology to be commercially available in North America. In October 2002, Monet Mobile commercially launched

CDMA2000 1xEV-DO (Evolution-Data Optimized), a high-speed, wireless Internet service, in Duluth, Minnesota.

      As reported by the CDG in September 2002, as of July 2002, 38% of subscribers in South Korea were using CDMA2000 technology, and in Japan, KDDI expects to have seven million or 40% of their subscriber base using the improved services enabled with 3G technology by March 2003. In October 2002, the CDG reported that more than 200 CDMA2000 user devices are on the market today. In August 2002, the CDG and eight wireless companies demonstrated industry confidence in the position of CDMA2000 within the 3G market with the signing of a Memorandum of Understanding (MOU) for the delivery of CDMA2000 infrastructure and terminal equipment to be used for 2.1 gigahertz (GHz) spectrum. Under the terms of the MOU, signed by the CDG, Ericsson, LG Electronics, Lucent Technologies, Motorola, Nortel Networks, QUALCOMM, Samsung and ZTE, 2.1 GHz equipment will be commercially available as early as February 2003.

      Further investments. We continue to invest heavily in research and development focused on extending the market for CDMA-based products and services. We are developing and commercializing CDMA technology and products to support high-speed wireless Internet access and multimode, multi-band, multi-network products that can use cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA, BREW and GPS position location technologies.

      We are devoting significant research and development resources to developing high-speed wireless data and Internet access products using our CDMA technology, including efforts to meet and exceed the standards for 3G products set by the International Telecommunications Union (ITU). CDMA wireless phone network operators that have integrated new features, such as Internet access, GPS position location and advanced multimedia capabilities like digital photos and video clips, into their products as made possible by our 3G CDMA2000 1X technology have experienced increased numbers of subscribers and increased revenues. Our 1xEV-DO technology also permits CDMA wireless network providers to separately process voice transmissions and data transmissions, allowing them to optimize each type of transmission. As a result, this technology supports peak data transfer rates of 2.4 megabits per second (Mbps) between a mobile phone and its service provider. We believe this level of transfer rate will satisfy the demand for high speed, cost-effective, fixed and mobile alternatives for Internet access, competing with digital subscriber line, cable and satellite networks. As of today, two wireless phone operators in South Korea, SK Telecom and KTF, have commercially deployed our 1xEV-DO technology. KDDI has announced its intention to deploy 1xEV-DO in Japan in 2003. In addition, Verizon Wireless is conducting 1xEV-DO trials in the United States in Washington, D.C. and in San Diego, California.

      We intend to continue our active support of CDMA-based systems and the technologies and features CDMA permits in order to grow our royalty revenues and integrated circuit and software revenues. We also plan to continue to broadly grant royalty-bearing licenses to our technology and patents for CDMA and other wireless applications.

      We make strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy is to invest in CDMA carriers (also known as wireless phone operators, wireless network operators or wireless service providers), licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales of our interests in these investments that are recognized in investment (expense) income, net. In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in losses of those companies. In November 2001, we acquired a controlling interest in Vésper Holding, a CDMA carrier in Brazil. We expect Vésper Holding to incur operating losses and negative cash flows from operations through 2003 as they expand operations and enter new markets. The consolidation of such losses will adversely affect our financial results until we exit from or reduce our exposure to these investments. We also provide financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. We have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure equipment in Brazil, Mexico and elsewhere.

Wireless Telecommunications Industry Overview

      From the international perspective, the ITU is the central telecommunication standards setting organization. The ITU is recognized as an impartial, international organization within which governments and the private sector work together to coordinate the operation of telecommunication networks and services and advance the development of communications technology. The ITU’s standardization activities foster the growth of new technologies, such as mobile telephony and the Internet, as well as the emerging global information infrastructure which handles a mix of voice, data, audio and video signals. The ITU develops internationally-agreed technical and operating standards to foster seamless interconnection of the world’s communication network and systems. As the world of telecommunications, information technology and content provision rapidly converge, the role of the ITU is to forge new recommendations which promote the interoperability of equipment and facilitate the development of communication networks. The ITU’s objective is to identify sound technical solutions, which are then developed into internationally recognized ITU recommendations.

      The Telecommunications Industry Association (TIA) is the leading U.S. based non-profit trade association serving the communications and information technology industry. Through its worldwide activities, the TIA facilitates business development opportunities and a competitive market environment. The TIA provides a market-focused forum for its member companies, which manufacture or supply the products and services used in global communications. The TIA facilitates the convergence of new communications networks while working for a competitive and innovative market environment. The TIA is a major contributor of voluntary industry standards that support global trade and commerce in communications products and systems.

      Neither of these bodies have the enforcement authority or the ability to protect intellectual property rights. These bodies merely ask participating companies to declare whether they believe they hold patents essential for compliance with a particular standard and whether they are willing to license such patents on a royalty-free basis or on a royalty-basis on fair, reasonable and nondiscriminatory terms.

      Usage of mobile phones and other types of wireless telecommunications equipment has increased dramatically in the past decade. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for this increasing demand, including:

•	an increasingly mobile workforce with increased need for wireless voice communications;

•	a consumer base that desires to be accessible, informed and entertained within a mobile environment;

•	lower cost of service, including flat-rate and bundled long-distance call pricing plans;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks;

•	regulatory environments worldwide favoring increased competition in wireless telecommunications; and

•	increased privacy, call clarity and security of digital networks based on digital second and third generation wireless technology standards.

      In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing wireless data services through mobile phones, including wireless access to the Internet and position location services. In March 2002, Computer Industry Almanac, Inc., a publisher of market research reports for Internet industries, estimated that of the 1.5 billion people who will be using the Internet by 2007, over 829 million will be accessing the Internet through wireless networks. We believe the growing availability of 3G-enabled handsets capable of performing a wide variety of consumer and enterprise applications will accelerate Internet use on a global basis and lead to an increased replacement rate in mobile devices using our technology and chips. Critical to the adoption of wireless Internet devices and services is high-speed data connectivity, which is driving the evolution of wireless standards. We expect that the spread of high-speed, cost-effective wireless Internet access will encourage the development of other remote supervision, position location and telematic automobile applications. However, projected growth in the number of people accessing the Internet through wireless networks and the corresponding demand for wireless data services may not be achieved.

      The adoption of wireless standards for mobile communications by individual countries is generally based on economic criteria and the technology preference of the telecommunication service providers operating in those countries. A notable exception is the European Community, which approximately a decade ago developed regulations requiring the use of a telecommunication standard known as Global System for Mobile Communications, commonly referred to as GSM. The use of this standard has spread through the world and currently is the basis for approximately 80% of the mobile communications in use. Outside of the European Community, the markets or countries in which we do business are free to decide which standard to use based on the most economically advantageous business prospects. One exception is South Korea, which requires the use of CDMA technology for wireless service providers.

The Evolution of Wireless Standards

      The significant growth in the use of wireless phones worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved.

      First Generation. The first generation of wireless telecommunications, widely adopted in the late 1980s, was based on analog technology. While this generation helped increase the adoption of wireless telecommunications, the technology was characterized by inherent capacity limitations, minimal data transfer capabilities, low security, inconsistent service levels and significant power consumption.

      Second Generation. As the deployment of mobile phone systems grew, the limitations of analog technology drove the development of second generation, digital-based technologies, which are the primary technology standards in use today. Second generation digital technology provided for significantly enhanced efficiency within a broadcast spectrum as well as greatly increased capacity compared to analog systems. Second generation technologies also enabled numerous enhanced services, including paging, e-mail and facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. The three main second-generation digital technologies are CDMA, called cdmaOne or IS-95A/B, a technology we developed and patented, TDMA and GSM, a form of TDMA.

      Our second generation CDMA technology offers 10 to 20 times the capacity of analog systems and more than three times the capacity of TDMA- and GSM-based systems through more efficient utilization of wireless carriers’ licensed spectrum. Some of the advantages of CDMA technology over both analog and TDMA-and GSM-based technologies include enhanced call security, increased network capacity, network flexibility, compatibility with Internet protocols, lower power requirements, higher capacity for data and faster access to data (Internet), higher data throughput rates (kbps) and easier transition to 3G networks. We are not aware of any technological advantages that GSM has over CDMA.

      Many GSM operators have deployed or are expected to deploy GPRS, a packet data technology, as a bridge technology, and some plan to deploy EDGE (Enhanced Data Rates for GSM Evolution), while waiting for 3G WCDMA to become available. We do not believe that GPRS will be competitive with 3G CDMA-based packet data services, either on a cost or performance basis, although it will be widely deployed in GSM networks.

      Third Generation. As demand for wireless networks that carry both data and voice traffic at faster speeds has increased significantly, several 3G wireless standards have been proposed to the ITU by a variety of companies and alliances. These proposals include both CDMA- and TDMA-based technologies. The ITU, based in Geneva, Switzerland, determines which technology or technologies will be established as 3G standards. A technology standard selected for 3G must efficiently support significantly increased data speeds and capacity over limited spectrum bandwidth, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location and mobile multimedia web browsing, including music and video downloads.

      CDMA-Based 3G Technology. In May 2000, the ITU adopted the 3G standard known as IMT-2000, which encompasses five terrestrial operating modes, three of them based on our CDMA intellectual property.

      The three IMT-2000 CDMA modes are:

      (1) CDMA2000, also known as Multi-Carrier, which includes both CDMA2000 1X and 1xEV-DO;

      (2) WCDMA, also known as Direct Spread or UMTS; and

      (3) Time Division Duplex, also known as TDD or TD-SCDMA.

      The two operating modes not based on CDMA are UWC-136 and DECT+.

      The two current commercial versions of CDMA2000 are CDMA2000 1X and 1xEV-DO (1.25 megahertz (MHz) channel bandwidth), a standard for high-speed wireless data (up to 2.4 Mbps peak rates). CDMA2000 1X/1xEV-DO utilizes the same standard channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless telecommunications carriers’ existing network equipment. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Additionally, CDMA2000 1X initially provides peak data rates of 144 kilobits per second (kbps), with growth to 307 kbps planned, longer battery life and position location functionality in compliance with the Federal Communications Commission (FCC) mandates requiring wireless carriers to provide the location of emergency 911 calls (E911). Commercial deployment of CDMA2000 1X began in October 2000 in South Korea where 15 million, or 46%, of the nation’s total mobile service users were using this technology by the end of October 2002. Commercial deployment of CDMA2000 1X by Leap Wireless began in December 2001 in North America in the cities of Phoenix and Denver. KDDI commercially deployed CDMA2000 1X in Japan in April 2002 and reported nearly 2.7 million CDMA2000 1X subscribers as of September 2002.

      The European Community has focused primarily on the second mode of the IMT-2000 standard, known as WCDMA, which is based on our underlying CDMA technology. Most of the world’s leading wireless phone and infrastructure manufacturers have licensed our technology, enabling them to utilize this WCDMA mode of the 3G technology. Our 3G CDMA licensees include Siemens, Nokia, Ericsson, Motorola, Lucent, Samsung, LG Electronics, Hitachi, NEC, Nortel, Toshiba, Sanyo, Sharp, Fujitsu, Denso, Agilent, Alcatel, Matsushita, Mitsubishi, and Kyocera, among others.

      The TD-SCDMA mode is the least developed of the 3G alternatives. Support for the development of this version of the 3G technologies has been provided by the Chinese government, which hopes this technology will provide a path to the development of a stronger wireless industry in China.

      The three 3G CMDA wireless operating modes discussed above are all based on the underlying core principles of CDMA technology, however each has different features which some technologists believe enable a clearer migration path from the existing second generation technologies. The CDMA2000 mode enables a direct and relatively more economical conversion for current cdmaOne networks. We believe it also offers an economical transition from current GSM networks. While we believe that the CDMA2000 mode offers a quicker path to third generation technologies, we do not favor one of these 3G modes over the other. We will continue to develop and sell integrated circuits for all modes of the 3G standard based on CDMA. In addition, our intellectual property rights include core and primary patents utilized by each of the 3G CDMA alternatives, and the royalty rate to be paid to us by a licensee for 3G CDMA products has not differed from the rate that a licensee will pay for second-generation cdmaOne products.

      These three 3G CDMA wireless operating modes require separate implementations and are not interchangeable from a technological perspective. While the fundamental core technologies are derived from CDMA and are covered by our patents, they each require unique infrastructure products, network design and management.

Operating Segments

      We are organized on the basis of products and services. During the first quarter of fiscal 2002, we formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in our businesses and in managerial reporting. Three segments are aggregated into the QUALCOMM Wireless & Internet segment.

      Consolidated revenues from international customers as a percentage of total revenues were 70% in fiscal 2002, 65% in fiscal 2001 and 47% in fiscal 2000. During fiscal 2002, 37% and 18% of our revenue was from customers and licensees based in South Korea and Japan, respectively, as compared to 35% and 22% during fiscal 2001, respectively, and 22% and 13% during fiscal 2000, respectively.

QUALCOMM CDMA Technologies Segment (QCT)

      QCT is the leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning systems products. QCT offers software and integrated circuits for wireless handsets and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. QCT provides integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers. Through fiscal 2002, QCT has shipped more than 240 million Mobile Station Modem (MSM) integrated circuits for CDMA phones worldwide and has shipped over 725 million integrated circuits in total. QCT revenues comprised 52%, 51% and 39% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively. QCT is dependent on three major customers, Samsung Electronics Company, Kyocera Wireless and LG Electronics. The loss of any one of these customers could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. QCT subcontracts all of the manufacturing and assembly, and most of the testing, of its integrated circuits. QCT depends on a limited number of third parties to perform these functions, some of which are only available from single sources with which QCT does not have long-term contracts.

      QCT sells products to both wireless phone and infrastructure manufacturers. For wireless phone manufacturers, QCT’s products include baseband and system software, radio frequency, intermediate frequency, and power management devices. These highly integrated products enable manufacturers to design very small, feature-rich handsets with longer standby times that support existing cdmaOne and 3G services. For wireless infrastructure manufacturers, QCT offers CDMA integrated circuits and system software that provide wireless standards-compliant processing of voice and data signals to and from wireless handsets. In addition to the key components in a wireless system, QCT provides our customers with system reference designs and development tools to assist in customizing features and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. Together, the phone and infrastructure products and services form a complete system for the wireless communications industry. QCT is also closely aligned with manufacturers and carriers in product plans, design specifications and development timelines.

      Our gpsOne wireless location feature has enabled a host of new value-added, high-precision location-based services such as friend finder, child safety, personal direction finding and mobile yellow page services, and has enabled CDMA system operators to meet the FCC’s E911 mandate. Using a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites, the gpsOne feature enhances location services availability, expands terrain coverage, accelerates the location determination process and provides better accuracy for callers, whether during emergency situations or while using GPS-enabled commercial applications. E911 deployments by CDMA carriers in the United States are well under way.

Approximately three million gpsOne-enabled terminals are in use today, supporting nearly 100 high-precision location-based services in Japan and South Korea.

      We have developed 1xEV-DO technology designed to provide reliable, cost-effective and always-on wireless data and Internet access to consumers. It is fully compatible with existing cdmaOne and CDMA2000 1X technologies, and has been standardized as part of the CDMA2000 mode of the 3G standard. The versatility of 1xEV-DO allows the technology to be embedded in phones, laptop and handheld computers, and other fixed, portable and mobile devices; 1xEV-DO enables manufacturers to deliver products with access to services that were previously only available through wired connections to the Internet or enterprise networks. The 1xEV-DO technology allows carriers to leverage their current infrastructure investment and maintain backward compatibility with existing phone equipment. We designed and developed an end-to-end solution, including both infrastructure and phone integrated circuits, in support of the industry-wide movement to standardize, develop and deploy 1xEV-DO technology in CDMA2000 networks.

      Our MSM series integrated circuits are the primary integrated circuits in a CDMA wireless phone. Our Cell Site Modem (CSM) series integrated circuits are the primary integrated circuits in a wireless service provider’s base station equipment. The MSM5000, CSM5000, MSM5010, MSM5105 and MSM5100 integrated circuits and system software are the world’s first integrated circuits and software implementations of the 3G CDMA2000 standards. The MSM5000 digital baseband product is designed to support CDMA2000 1X for operation in a single 1.25 MHz channel. The CDMA2000 1X standard is fully backwards compatible with current cdmaOne networks, allowing carriers to deploy 3G networks while maintaining existing coverage for all subscribers, eliminating the expense of moving to a new network. The MSM5000 features peak data rates of 153.6 kbps, provides up to a 50% increase in handset standby time, and is feature- and pin-compatible with our MSM3000 integrated circuit, allowing manufacturers currently producing handsets using the MSM3000 to rapidly implement CDMA2000 1X technology in their handsets. QCT’s CSM 5000 base station product is the industry’s first to support the CDMA2000 1X standard, based on IS2000 for CDMA base stations as specified by the ITU. The CSM5000 product provides carriers with up to twice the overall voice user capacity of IS-95A and IS-95B systems. The MSM5010 CDMA2000 1X chipset is an entry-level product offering improved voice capacity for applications where high-speed data rates are not required. The MSM5105 CDMA2000 1X product offers improved voice capacity and the introduction of new 3G data services for mainstream subscribers. The MSM5100 is the first CDMA2000 1X integrated circuit with advanced position location capabilities and has integrated Universal Serial Bus and Bluetooth functionality, as well as other features of the Launchpad suite including multimedia.

      The CSM5500 and MSM5500 integrated circuits offer 1xEV-DO handset and infrastructure modem solutions for high-speed data. These products support data rates of up to 2.4 Mbps for the 1xEV-DO standard, as well as CDMA2000 1X, and offers backward compatibility with IS-95 A/B CDMA systems.

      QCT’s MSM6xxx family of products, incorporating radioOne technology, enables tiered products for CDMA2000 1X, 1xEV-DO, WCDMA and GSM/GPRS networks. The MSM6000 CDMA2000 1X integrated circuit is an entry-level product optimized for voice applications. The MSM6050 integrated circuit offers multimedia applications with optimized gpsOne for mainstream users. In September 2002, we began sample shipping of the MSM6100 integrated circuit and system software, a highly integrated CDMA2000 1X multimedia solution enabling lower system costs for manufacturers developing handsets with advanced multimedia applications. In September 2002, we began sampling of the MSM6300, a single-baseband 3G product for multimode and multi-band CDMA2000/ GSM/GPRS. The MSM6300 and accompanying radioOne radio frequency integrated circuits comprise the first world-phone integrated circuit enabling global roaming across wireless networks.

      Leveraging our expertise in CDMA we have developed integrated circuits for manufacturers and carriers deploying the WCDMA (or UMTS) version of 3G. The CSM5200 and MSM5200 integrated circuits provide the first end-to-end infrastructure and handset solution for WCDMA. The MSM5200 integrated circuit incorporates wireless Internet and multimedia applications. We began sample shipping of the MSM6200 integrated circuit in June 2002. The MSM6200 integrated circuit and system software is a highly integrated system for WCDMA (UMTS)/GSM and GPRS and includes gpsOne position-location technology,

Bluetooth connectivity and a host of multimedia features. In June 2002, the MSM6200 integrated circuit was used in the first multimode, multi-band (UMTS and GSM) wireless phone calls made on a phone using our complete radioOne direct-conversion radio frequency dual-mode product.

QUALCOMM Technology Licensing Segment (QTL)

      QTL generates revenue from license fees for our CDMA (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) technologies and patents as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. License fees are generally nonrefundable and may be paid in one or more installments. Ongoing royalties are nonrefundable and are generally based upon a percentage of the net selling price of licensed products. Revenues generated from royalties are subject to quarterly and annual fluctuations. Fluctuations are the result of variations in product mix, product pricing and quantities of sales by our licensees and the impact of currency fluctuations associated with royalties generated from international sales. QTL revenues comprised 28%, 29% and 22% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI revenues comprised 14%, 16% and 14% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively. The three segments aggregated into QWI are:

QUALCOMM Internet Services (QIS)

      The QIS division provides technology to support and accelerate the convergence of wireless data, Internet and voice services. The BREW (Binary Runtime Environment for Wireless) platform is an application execution environment that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. The BREW platform is part of an end-to-end solution for wireless applications development, device configuration, application distribution, and billing and payment. The BREW platform currently leverages the capabilities available in QCT’s integrated circuits and system software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. The BREW product and services include the BREW SDK (software development kit) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, and the BREW Distribution System that enables network operators to get applications from developers to market and coordinate the billing and payment process. This includes BREW extensions, such as virtual machines, browsers and other interpreters that process executable content, such as JAVA midlets, XHTML, HTML, JavaScript and Flash. Commercial BREW-based services enable consumers to customize their handsets by downloading applications over the air from an operator’s application download server.

      In November 2001, KTF, a leading wireless phone operator in South Korea, launched the world’s first commercial BREW-enabled applications service. KTF’s BREW-enabled wireless data service runs on a CDMA2000 1X high-speed data network. A wireless phone operator in Japan, KDDI, began shipping BREW-enabled handsets in March and plans to roll out its BREW-based over the air download service in spring 2003. In the United States, Verizon Wireless, a leading U.S. operator, launched its nationwide BREW-enabled service in June 2002, and ALLTEL launched its BREW-based service in three U.S. markets (Lincoln, Nebraska, Kileen, Texas and Norfolk, Virginia) in July 2002. In August 2002, China Unicom signed a definitive agreement with us to launch its BREW-based service by the end of calendar 2002.

      In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. Using QChat, users may speak with other users virtually instantaneously at the push of a button. It enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of handset software, management of group membership by subscribers and ad-hoc creation of chat groups. It uses standard voice-over Internet protocol technologies. This means sending voice information in digital form over Internet protocol-based data networks (including

CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network.

QUALCOMM Wireless Business Solutions (QWBS)

      We provide satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and heavy equipment fleets. The satellite-based OmniTRACS system was first introduced in the United States in 1988 and is currently operating in 33 countries. Through September 2002, we have shipped over 450,000 OmniTRACS, TruckMAIL, OmniExpress and LINQ systems worldwide. Message transmission and position tracking for the OmniTRACS and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress and LINQ systems use wireless digital telecommunications networks for messaging transmission, and the GPS constellation for position tracking. These mobile communications systems help transportation companies, private fleets and heavy equipment fleets improve the rate of return on assets and increase efficiency and safety by improving communications between drivers and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals, and vehicle and driving performance information.

      In the United States, we manufacture and sell OmniTRACS, TruckMAIL and OmniExpress mobile communications equipment and related software packages and provide ongoing messaging and maintenance services. We have sold OmniTRACS system products for use by private trucking fleets, service vans, ships, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. We estimate the Network Management Center currently processes over seven million messages and position reports per day.

      In fiscal 2002 we announced the commercial launch of FleetAdvisor, a powerful transportation logistics management system comprised of full-function on-board computing, vehicle tracking, Department of Transportation driver logs, fuel tax reporting, highly integrated back-office software and real-time wireless communications. Recently we announced the availability of Driver Authentication, Wireless Panic Button and Tamper Detection features, three new security enhancements for the OmniTRACS system to help customers meet increased homeland security needs and to deter cargo theft. We announced a new wireless solution for the transportation industry using digital mobile devices that will provide transportation companies a portable communications tool for fleet management called OmniOne. The OmniOne application is designed to run on our BREW platform.

      Outside of the United States and Mexico, we work with telecommunications companies and carriers to establish the OmniTRACS system concept and products in foreign markets. The OmniTRACS system is currently operating throughout Europe and in the Middle East, Argentina, Brazil, Canada, China, Japan and South Korea. Internationally, we generate revenues from the OmniTRACS system through license fees, sales of network products and terminals, messaging and service fees. Service providers that operate network management centers for a region under our granted licenses provide OmniTRACS messaging services. We also run QUALCOMM Wireless Business Solutions Europe, b.v., a Netherlands subsidiary, that brings mobile communications products and messaging services to the European market.

QUALCOMM Digital Media (QDM)

      The QDM division is comprised of the Government Systems and Digital Cinema businesses.

      The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. We have developed a CDMA wireless terrestrial phone for the United States government, the QSec-800, which operates in enhanced security modes and incorporates end-to-end encryption. During fiscal 2002, initial shipments of QSec-800 phones were made, and in September 2002, the phones were certified for use. Additionally, OmniTRACS products and services are being marketed and sold for United States government worldwide applications.

      We develop technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. In fiscal 2002, we released an end-to-end Digital Cinema System which combines our expertise in advanced image compression, electronic security, network management and integrated circuit design and provides a turn-key solution to the industry for the secure delivery of digitized motion pictures to theatres worldwide. We are marketing our system and technology to the motion picture industry and participating in the industry-wide standards setting process. In May 2000, we entered into a strategic alliance with Technicolor Digital Cinema, Inc. and formed a joint venture, Technicolor Digital Cinema, LLC, in which we have a 20% ownership interest. The joint venture markets the QUALCOMM Digital Cinema System and works with the motion picture industry as a technology enabler and service provider while supporting open standards for the digital delivery of motion pictures.

QUALCOMM Strategic Initiatives Segment (QSI)

      We make strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We make strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. In November 2001, we acquired Vésper Holding Ltd. (Vésper Holding), which owns two CDMA carriers in Brazil. We expect Vésper Holding to incur operating losses and negative cash flows from operations. We have a significant equity investment in Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. We may invest up to $200 million in Reliance Communications Limited, a wireless carrier in India. As part of the agreement to sell our infrastructure business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to their sale of CDMA infrastructure in Brazil, Mexico and elsewhere. QSI revenues comprised 4% of total consolidated revenues in fiscal 2002, primarily resulting from the consolidation of Vésper Holding. QSI did not generate revenues in fiscal 2001 or 2000.

Other Businesses

QUALCOMM Consumer Products (QCP)

      In February 2000, we sold our terrestrial-based CDMA wireless consumer phone business, including our phone inventory, manufacturing equipment and customer commitments, to Kyocera Wireless (Kyocera). We received $242 million for the net assets sold. Under the agreement with Kyocera, Kyocera agreed to purchase a majority of its CDMA integrated circuit sets and system software requirements from us for a period of five years. Kyocera will continue its existing royalty-bearing CDMA license agreement with us.

      As part of the agreement with Kyocera, we formed a new subsidiary that has a substantial number of employees from the former QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera’s phone business for up to three years. This arrangement will expire in February 2003. Kyocera has informed us that it intends to offer employment to substantially all employees of the subsidiary. During fiscal 2002, 2001 and 2000, revenues from this arrangement were $105 million, $107 million and $69 million, respectively; earnings before taxes were not material.

QUALCOMM Wireless Systems (QWS)

      Under now-terminated contracts with Globalstar L.P. (Globalstar), we designed, developed and manufactured subscriber products and ground communications systems utilizing CDMA technology and provided contract development services. Globalstar was formed to design, construct and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System). We currently hold an approximate 6.3% interest in Globalstar through certain limited partnerships and other indirect interests.

      On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. Globalstar also announced its intent to restructure its debt. Globalstar filed for Chapter 11 bankruptcy protection during fiscal 2002. We continue to provide services and sell products to Globalstar service providers and other customers involved with the Globalstar System.

Research and Development

      The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a strong and proven track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2002, 2001 and 2000 totaled approximately $452 million, $415 million and $340 million, respectively. Research and development expenditures in fiscal 2002 and 2001 were primarily related to integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products, including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and GPS position location technologies, and to expansion of our BREW software. Research and development expenditures in fiscal 2000 were primarily related to integrated circuit product initiatives, software development efforts and 1xEV products. We intend to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.

Sales and Marketing

      QCT markets and sells products in the United States through a sales force based in San Diego, California, and internationally through a direct sales force based in South Korea, Japan, China, Germany and the United Kingdom. QCT’s sales and marketing strategy is to achieve design wins with technology leaders in our targeted markets by, among other things, providing superior field application and engineering support.

      The QIS division of QWI develops and sells business-to-business products and services to companies worldwide. The sales and marketing team is headquartered in San Diego with offices worldwide. The QIS sales and marketing strategy is to enter into contracts with companies in target markets by providing comprehensive technology and services to help them provide next-generation wireless data services that combine wireless Internet, data and voice capabilities.

      The QWBS division of QWI markets and sells products through a sales force, partnerships, and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. QWBS’s sales and marketing strategy is to enter into contracts with companies in our target markets by providing high-value wireless fleet management products and services to the transportation industry and other logistics-based businesses.

      Marketing activities include participation in technical conferences, business cases, competitive analyses and other marketing collateral, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers and prospective licensees. We also developed and maintain a World Wide Web site (www.3Gtoday.com) dedicated to highlighting commercial 3G Wireless Services and products around the world. Our CDMA Development Center in China is a 43,000 square foot facility in Beijing in what is popularly known as ‘China’s Silicon Valley.’ The center provides training, support and equipment testing services primarily to manufacturers, mobile carriers and software developers for BREW in China, as well as supporting research and development of 3G wireless standards based on CDMA. The center houses our CDMA University, which offers classroom and hands-on training programs and a highly-integrated test program designed to enable time and cost savings when bringing products to market. The center and its staff are focused on providing China with the resources to enable the most timely development of its mobile communications industry using our technologies and applications, such as cdmaOne, CDMA2000 1X/1xEV-DO, gpsOne and the BREW platform. The center also supports the transfer of certain hardware and software technologies for product development and manufacturing to licensed manufacturers, as well as network implementation methods to carriers and government bodies in China.

Competition

      Competition in the wireless telecommunications industry in the United States and throughout the world continues to increase at a rapid pace, as businesses and foreign governments realize the market potential of telecommunications services. Many of these current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.

      As a result of these and other factors, our competitors may be more successful than us. These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition, many of these companies are licensees of our technology, and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the market place for products based on 3G standards. Although we intend to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render our technologies obsolete. We also expect that the price we charge for our products and services may continue to decline as competition intensifies.

QUALCOMM CDMA Technologies Segment (QCT)

      The markets in which our QCT segment operates are intensely competitive. QCT competes worldwide with a number of United States and international manufacturers. As a result of the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, we anticipate that additional competitors will enter this market. We believe that the principal competitive factors for CDMA integrated circuit providers to our addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time to market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which we compete against alternative CDMA integrated circuit providers vary by product platform. We also compete against alternative wireless communications technologies including, but not limited to, GSM/GPRS, TDMA and analog.

      QCT’s current competitors include major semiconductor companies such as Intel, Texas Instruments, PrairieComm and Philips, as well as major telecommunication equipment companies such as Motorola, Nokia and Matsushita. In addition, QCT faces competition from the in-house development efforts of many of our key customers, including Samsung. QCT also faces competition from start-up ventures.

      Our competitors may devote a significantly greater amount of their financial, technical, marketing and other resources to aggressively market competitive telecommunications systems or to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications markets.

      We have entered into licensing agreements with certain of our competitors, including Philips, Motorola, Lucent, Texas Instruments, PrairieComm, NEC, EoNex Technologies and Infineon. These licenses permit the licensees to manufacture CDMA-based integrated circuits using certain of our intellectual property for sale to CDMA-based phone manufacturers. In exchange for granting the licenses, we receive license fees, royalties (payable as a percentage of the selling price of the integrated circuits) and/or royalty-free cross-licenses, which allow us to use our competitors’ CDMA and, in some cases, non-CDMA intellectual property for specified purposes. In every case, the phone manufacturers’ sales of CDMA-based phones are subject to the payment of royalties to us on the products into which the integrated circuits are incorporated in accordance with the manufacturers’ separate licensing arrangements with us. We license our CDMA intellectual property to the competitors of our QCT segment to support the deployment of CDMA-based systems and technologies worldwide in order to grow our royalty revenues from customers licensed to sell CDMA phones and equipment. We believe that, if the use of CDMA expands sufficiently, QCT’s business will also grow, even if we lose market share. Also, our QUALCOMM Technology Licensing (QTL) segment will receive royalties from sales of CDMA integrated circuits by certain competitors of QCT. To date, most phone manufacturer licensees have elected to purchase their CDMA-based integrated circuits from us.

QUALCOMM Technology Licensing Segment (QTL)

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

      On a worldwide basis, we currently compete primarily with two digital wireless telecommunications technologies, TDMA and GSM/GPRS. TDMA has been deployed primarily in the United States and Latin America, and a variation, PDC (Personal Digital Cellular), deployed in Japan, while GSM has been extensively utilized in Europe, much of Asia other than Japan and Korea, and certain other markets. To date, GSM has been more widely adopted than CDMA, and, although CDMA technology has been proposed for all third generation wireless systems, there can be no assurance that wireless communications service providers will select CDMA for their networks or update to any CDMA-based third generation technology. WCDMA, a technology designed as an alternative to CDMA2000, is currently in the standardization process and has been adopted by several European, Japanese and United States carriers. We expect that, although limited systems have been placed in service, widespread and standardized WCDMA networks will not begin operation until 2003 or later, given that the WCDMA standard and interoperability testing is not yet complete. In addition, many GSM operators have deployed or are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology, and some plan to deploy EDGE, while waiting for third generation WCDMA to become available and/or cost effective for their system. We believe that our CDMA patent portfolio is applicable to all CDMA systems. However, we cannot assure you that the wireless communications industry will widely adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to future standards.

QUALCOMM Wireless & Internet Segment (QWI)

      Existing competitors of our Wireless Business Solutions division offering alternatives to our OmniTRACS, TruckMAIL, OmniExpress and LINQ system products are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products, may impact margins and intensify competition in new markets.

Patents, Trademarks and Trade Secrets

      We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted more than 900 United States patents and have over 1,500 patent applications pending in the United States. The vast majority of such patents and patent applications relate to our CDMA digital wireless communications technology. We also have and will continue to actively file for patent protection around the world and have received numerous CDMA patents with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, North America and elsewhere.

      The standards bodies and the ITU have been informed that we hold essential intellectual property rights for the 3G standards that are based on CDMA. We have committed to the ITU to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.

      Under our CDMA license agreements, licensees are generally required to pay us license fees as well as ongoing royalties based on a percentage of the net selling price of CDMA subscriber, infrastructure, test and integrated circuits products. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. Our CDMA license agreements generally provide cross-licenses to us to use certain of our licensees’ technology to manufacture and sell certain CDMA products. In most cases, our use of our licensees’ technology is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology into certain of our products, we are obligated to pay royalties on the sale of such products. For a limited period of time, Motorola is entitled, subject to the terms of their license agreement, to share in a percentage of certain third-party subscriber unit royalties paid by licensees to us. For a limited period of time, the Korean Electronics Telecommunications Research Institute is entitled, subject to the terms of a development agreement with us, to share in a percentage of subscriber and infrastructure royalties paid by certain South Korean licensees for sales of those CDMA products sold solely for use in South Korea.

      As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to third parties the rights to design, manufacture and sell products utilizing our CDMA technology. The following table lists the majority of our current CDMA licensees:

Infrastructure

Airvana, Inc.
AirWalk Communications, Inc.
Alcatel SA
Alps Electric Co., Ltd.
Beijing Telecommunications Equipment
    Factory
Cisco Systems, Inc.
COM DEV International, Ltd.
Contela, Inc.
Datang Telecom Technology Co., Ltd.
Eastern Communications Company Ltd.
Fujitsu Limited
Great Dragon Information Technology
    Corporation Ltd.
Guangzhou Jinpeng Group Co., Ltd.
Hitachi Kokusai Electric, Inc.
Hitachi, Ltd.
Huawei Technologies Co., Ltd.
Hyundai Syscomm, Inc.
interWAVE Advanced Communications,
    Inc.
Kisan Telecom Co., Ltd.
LG Electronics
Lucent Technologies Inc.
Matsushita Communication Industrial Co.,
    Ltd.
Mitsubishi Electric Corporation
Motorola, Inc.
NEC Corporation
NOKIA Corporation
Nortel Networks Corporation
Samsung Electronics Co.
Siemens Aktiengesellschaft
Telefonaktiebolaget LM Ericsson
ZTE Corporation

Test Equipment

Acterna Corporation
Advantest Corporation
Agilent Technologies, Inc.
Allen Telecom Group
Ando Electric Co., Ltd.
Anritsu Corporation
Comarco Wireless Technologies, Inc.
Hewlett-Packard Company
IFR Systems, Inc.
Japan Radio Company, Ltd.
LCC International, Inc.
Matsushita Communication Industrial Co.,
    Ltd.
Mobens Co., Ltd.
Motorola, Inc.
Rohde & Schwarz GmbH & Co.
Rotadata Limited
Sage Instruments
Spirent Communications, Inc.
Tektronix, Inc.
Telefonaktiebolaget LM Ericsson
Thales Instrument Limited
Willtech, Inc.

Subscriber Equipment

AirPrime Inc.
Alps Electric Co., Ltd.
Appeal Telecom Co., Ltd.
Axesstel, Inc.
Beijing Telecommunications Equipment
    Factory
Bellwave Co., Ltd.
Benq Corporation
Casio Computer Co., Ltd.
CEC Telecom Co. Ltd.
COM DEV International, Ltd.
Compal Electronics, Inc.
Cyberlane Inc.
Dalian Daxian Group Co., Ltd.
Datang Telecom Technology Co., Ltd.
Denso Corporation
eAnywhere Tech Inc.
Eastern Communications Co., Ltd.
ERON Technologies Co., Ltd.
ETRONICS Corp.
Fujitsu Limited
Garmin Corporation
Giga Telecom, Inc.
Glenayre Electronics, Inc.
Growell Telecom Co., Ltd.
GTRAN Wireless Inc.
Guangzhou Southern Hi-Tech Co., Ltd.
Haier Group Company
Handspring, Inc.
Hanwha Corporation
High Tech Computer Corporation
Hisense Group Co., Ltd.
Hitachi Kokusai Electric Inc.
Hitachi, Ltd.
INTERCUBE Co., Ltd.
Kenwood Corporation
Koninklijke Philips Electronics N.V.
Konka Group Co., Ltd.
Kyocera Corporation
Langchao Electronic Information Industry
    Group Corp.
LG Electronics Inc.
Lucent Technologies Inc.
Matsushita Communication Industrial Co.,
    Ltd.
Matsushita Electronic Components Co.,
    Ltd.
Maxon Telecom Co., Ltd.
Mitsubishi Electric Corporation
Modottel Co., Ltd.
Motorola, Inc.
NEC Corporation
NG Industrial Ltd.
Ningo Bird Co., Ltd.
NOKIA Corporation
Novatel Wireless Inc.
Pantech & Curitel, Inc.
Pantech Co., Ltd.
Research In Motion Limited
Samsung Electronics Co.
Sanyo Electric Co., Ltd.
Seiko Instruments Inc.
Sharp Corporation
Siemens Aktiengesellschaft
Sierra Wireless, SRL
SK Telecom Co., Ltd.
Sony Corporation
Synertek, Inc.
- Sewon Co., Ltd.
- Standard Telecom Co., Ltd.
- Telson Electronics Co., Ltd.
- Wide Telecom Co., Ltd.
TCL Holdings Co. Ltd.
Telefonaktiebolaget LM Ericsson
Teleion Wireless, Inc.
Tellus Technology Inc.
Telson Information & Communications
    Co., Ltd.
Toshiba Corporation
Uniden Corporation
United Computer &
    Telecommunication, Inc.
Wavecom S.A.
Westech Korea, Inc.
Xiamen Overseas Chinese Electronic Co.,
    Ltd.
ZTE Corporation

ASICs

EoNex Technologies, Inc.
Infineon Technologies AG
Koninklijke Philips Electronics N.V.
LSI Logic Corporation
NEC Corporation
PrairieComm Incorporated
Texas Instruments

Research & Development

Chunghwa Telecom Laboratories

Non-Standard Systems

SOMA Networks, Inc.

Cable and Repeaters

EMS Technologies, Inc.
Transcept, Inc.

Employees

      As of September 30, 2002, we employed approximately 8,100 full-time and temporary employees.

Executive Officers

      Our executive officers and their ages as of September 30, 2002 are as follows:

      Irwin Mark Jacobs, age 68, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He served as the Company’s President prior to May 1992. Before joining the Company, he was executive vice president and a director of M/ A-COM. From October 1968 to April 1985, he held various executive positions at LINKABIT (M/ A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, he was chairman, president and chief executive officer and was at all times a director. He received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Jacobs is a member of the National Academy of Engineering and the American Academy of Arts and Sciences and was awarded the National Medal of Technology in 1994.

      Anthony S. Thornley, age 56, was appointed President in February 2002 and Chief Operating Officer of the Company in July 2001. He served as Chief Financial Officer from March 1994 to February 2002 and as Executive Vice President from November 1997 to July 2001. Prior to joining the Company, he was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He has also worked for Coopers and Lybrand. Mr. Thornley received his Bachelor’s of Science degree in Chemistry from the University of Manchester, England.

      William E. Keitel, age 49, was appointed Senior Vice President and Chief Financial Officer in February 2002. He joined the Company in 1996 and has worked in senior management roles within corporate finance, serving as Senior Vice President and Corporate Controller since 1998. Previously, Mr. Keitel served in various senior finance roles for Nortel, a telecommunications equipment manufacturer, from 1983 until 1996. Mr. Keitel received a master’s degree in business administration from Arizona State University and a bachelor’s degree in business administration from the University of Wisconsin.

      Steven R. Altman, age 41, has served as Executive Vice President of the Company since November 1997. He also has served as President of the Company’s Technology Transfer and Strategic Alliance division, which is responsible for, among other things, licensing the Company’s intellectual property, since September 1995. He served as General Counsel of the Company from October 1989 through September 2000. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to joining the Company in October 1989, he was a business lawyer in the San Diego law firm of Gray, Cary, Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a Juris Doctor from the University of San Diego.

      Dr. Roberto Padovani, age 48, was appointed Executive Vice President and Chief Technology Officer in January 2002. He joined the Company in 1986 where he has been involved in the design, development and standardization of second and third generation CDMA systems. Prior to joining QUALCOMM, Dr. Padovani was involved in the design and development of satellite communication systems, secure video systems, and error-correcting coding equipment at M/ A-COM LINKABIT in San Diego. Dr. Padovani received a Laureate degree from the University of Padova, Italy and a M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in electrical and computer engineering. He is a Fellow of the Institute of Electrical and Electronics Engineers.

      Paul E. Jacobs, age 39, was appointed Group President of the QUALCOMM Wireless & Internet Group in July 2001. He oversees the QUALCOMM Technology Licensing division, the QUALCOMM Internet Services division, the QUALCOMM Wireless Business Solutions division, and the QUALCOMM Digital Media division along with Corporate Marketing, Standards and the QUALCOMM Technology and Ventures unit. He has served as Executive Vice President of the Company since February 2000. He served as President of the Consumer Products division from February 1997 to February 2000 and as Senior Vice President of the Company and Vice President and General Manager of the Consumer Products division from April 1995 to February 1997. He joined the Company in September 1990 as Senior Engineer and was promoted to Engineering Director in April 1993. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, M.S. degree in Electrical Engineering and Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

      Donald E. Schrock, age 57, is an Executive Vice President and was appointed Group President of QUALCOMM CDMA Technologies Group in July 2001, overseeing QUALCOMM CDMA Technologies and SnapTrack. He has served as Senior Vice President of the Company since February 1997 and President of CDMA Technologies division since October 1997. He joined the Company in January 1996 as Corporate Vice President and in June 1996 was promoted to General Manager, QCT Products Division. Prior to joining QUALCOMM, he was Group Vice President and Division Manager with Hughes Aircraft Company. Prior to his employment with Hughes, he was Vice President of Operations with Applied Micro Circuits Corporation. He has also held positions as Vice President/ Division General Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock holds a B.S.E.E. with honors from the University of Illinois, as well as a M.S.E.E. and Advanced Business Administration degrees from Arizona State University.

      Jeffrey A. Jacobs, age 36, was appointed President of QUALCOMM Global Development, an organization responsible for proliferating CDMA throughout the world, in May 2001. He served as Senior Vice President of Business Development from June 1999 to May 2001 and Vice President of Business Development from November 1997 to June 1999. Mr. Jacobs founded the QUALCOMM Eudora division in 1993 and served as Vice President and General Manager of the division from August 1995 to November 1997. He joined the Company in May 1986 as a market analyst and held other management positions at the Company through August 1995. Mr. Jacobs holds a Bachelor of Arts degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

      Louis Lupin, age 47, was appointed Senior Vice President and General Counsel of the Company in September 2000. He served as Senior Vice President, Proprietary Rights Counsel from May 1998 to September 2000, Vice President, Proprietary Rights Counsel from April 1996 to May 1998 and Senior Legal Counsel from February 1995 to April 1996. Prior to joining the Company in 1995, he was a partner with Cooley, Godward, Castro, Huddleson and Tatum where he focused on intellectual property litigation in the telecommunications, software and biotechnology industry. Mr. Lupin received his bachelor’s degree from Swarthmore College and a J.D. from Stanford Law School.

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

      Recent global economic weakness has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. We cannot predict whether a recovery will occur or what effects negative events, such as war, may have on the economy. Further, an economic recovery, if it occurs, may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

If CDMA technology is not widely deployed, our revenues may not grow as anticipated.

      We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, or if wireless communications service providers do not deploy networks that utilize CDMA technology, our business and financial results could suffer.

      To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of other commercial deployments. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies, such as GPRS, or switch existing networks from CDMA to GSM.

Because we have made significant investments in and loans to CDMA carriers, our financial condition may be harmed if those CDMA carriers are not successful.

      We provide significant financing to CDMA carriers to promote the worldwide adoption of CDMA products and services. Due to financial and competitive challenges facing CDMA carriers, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Many domestic and international CDMA carriers to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged or have limited financial resources. If these CDMA operators are not successful, we may have to write down our investments in or loans to these carriers. Certain carriers to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such write-downs or defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign carriers that we finance. These spectrum licenses initially may constitute the primary asset of the carriers. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. See “Notes to Consolidated Financial Statements, Note 4 – Investments in Other Entities.” If we are unable to recover our investments in or loans to these carriers, our financial condition may be harmed.

We have acquired a controlling interest in Vésper Holding, which owns two CDMA carriers in Brazil. Our financial condition may be harmed if Vésper Holding is not successful.

      In November 2001, we acquired Vésper Holding, which owns two CDMA carriers in Brazil (collectively, Vésper). See “Notes to Consolidated Financial Statements, Note 13 — Acquisitions.” We expect Vésper Holding to incur operating losses and negative cash flows from operations as it expands operations and enters new markets, even if and after it achieves positive cash flows from operations in initial operating markets. We may incur significant losses in the future related to our ownership of Vésper Holding, and we cannot assure you that Vésper Holding will ever operate profitably. Additional risks and uncertainties specific to Vésper Holding include risks associated with:

•	the uncertain political environment in Brazil is causing an unstable financial market which may hinder Vésper from acquiring additional financing from local banks and may result in further devaluation of the Brazilian real;

•	the availability and cost of capital;

•	the ability to compete with more well-established competitors in Brazil that may offer less expensive products and services, more desirable or innovative products or have extensive resources or better financing;

•	the ability to establish a significant market presence in new geographic and service markets in Brazil;

•	the ability to develop future business opportunities critical to the realization of growth potential;

•	the upgrade of the existing network to CDMA2000 1X and 1xEV-DO, including risks related to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the adequacy of suppliers and consumer acceptance of the products and services to be offered;

•	the regulatory and legal environment, including risks associated with defining, defending and operating Vésper’s restricted mobility products, the ability to acquire full mobility licenses and the ability to most effectively utilize recent modifications in telecommunications regulations; and

•	casualty liability related to vandalism or accidents that may result from structural defects identified in any of up to 66 antenna towers before Vésper Holding is able to replace those towers in the next six months.

We have a significant equity method investment in Inquam Limited (Inquam). Our financial condition may be harmed if Inquam is not successful.

      We agreed to invest $200 million in the convertible preferred shares of Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. At September 30, 2002, our investment in Inquam was $114 million, net of equity in losses, and $27 million of the equity funding commitment was outstanding. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next 12 months required for Inquam to realize the full value of its current operations. Remaining funding commitments from us and another investor are expected to be exhausted by March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Our three largest customers accounted for 41% and 37% of consolidated revenues in fiscal 2002 and 2001, respectively, and our largest customer accounted for 11% of total consolidated revenue in fiscal 2000. The loss of any one of our major customers or licensees could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

QCT Segment

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

Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	the success of products sold to our customers by licensed competitors;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	the rate of deployment of new technology by the network operators and the rate of adoption of new technology by end consumers.

QTL Segment

      Our QTL segment derives royalty revenues from shipments by our licensees. We derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.

QWI Segment

      Our QIS division derives revenue primarily from software development and services revenues related to our BREW product and services and a QChat licensing agreement with Nextel. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, handset manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

We derive a majority of our revenues from sales outside the United States, and numerous factors related to international business activities subject us to risks that could reduce the demand for our licensees’ products or our products, negatively affecting our operating results.

      A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell and service our products internationally. We have established sales offices around the world. We will continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, then we may not be able to maintain an acceptable rate of growth in our business.

      Consolidated revenues from international customers as a percentage of total revenues were 70% in fiscal 2002, 65% in fiscal 2001, and 47% in fiscal 2000. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

      In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	unexpected changes in legal or regulatory requirements;

•	difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

•	our inability to succeed in significant foreign markets, such as China or India;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investment and loans.

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During fiscal 2002, 37% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 35% and 22% during fiscal 2001, respectively. During fiscal 2000, 22% and 13% of our revenues were from customers and licensees based in South Korea and Japan, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. The wireless market in China represents a significant growth opportunity for us. In January 2002, China Unicom launched its nationwide CDMA network, and in October 2002, China Unicom announced that it had more than 4 million subscribers. If China Unicom or the government of China make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China, our business could be harmed.

      India’s highest court will resume hearings in November 2002 on an appeal filed by cellular phone operators seeking to block limited-range mobile services that use CDMA technology in India. Should the Supreme Court in India rule in favor of the cellular phone operators, our business could be harmed.

      In November 2001, we acquired Vésper Holding, a CDMA carrier in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment.

      We are subject to risks in certain markets in which our customers and licensees grant subsidies on handsets to their subscribers. For example, in the past the South Korean government limited the ability of telecommunications carriers to provide subsidies on handsets to their subscribers, and this, in turn, reduced our revenues from those sources. Further limitations on the ability of handset manufacturers to sell their products in South Korea, Japan or in other countries may have additional negative impacts on our revenues.

      We expect that royalty revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licenses have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales are subject to fluctuations in currency exchange rates. In addition, if the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

We may engage in strategic transactions that could result in significant charges or management disruption and fail to enhance stockholder value.

      From time to time, we engage in strategic transactions with the goal of maximizing stockholder value. In the past we have acquired businesses, entered into joint ventures and made strategic investments in early stage companies and venture funds or incubators to support global adoption of CDMA and the use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all.

      We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and/or to consolidate or record our equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.

The fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to market downturns. Downward fluctuations and market trends could adversely affect our operating results.

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. Available-for-sale equity securities recorded at fair value under FAS 115 and derivative instruments recorded at fair value under FAS 133 subject us to equity price risk. The fair market values of these securities and derivative instruments are subject to significant market price volatility and, in general, suffered significant decreases in market value during fiscal 2002 and 2001. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also make strategic investments in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may be written down due to changes in the companies’ conditions or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Consolidated Financial Statements, Note 2 — Marketable Securities and Note 4 — Investments in Other Entities” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

We depend upon a limited number of third-party manufacturers to provide subassemblies and parts for our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

QCT Segment

      We subcontract all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Motorola and Texas Instruments are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We have no firm long-term commitments from our manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. As a result, these manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

      Our operations also may be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers and may be harmed by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

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

QWI Segment

      Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products. These third parties include companies such as Tyco International (M/ A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., Andrew Corporation, American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Seavey Engineering Associates, Symbol Technologies, Navman NZ, Thomson-Airpax Mechatronics and Eagle-Picher Industries. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability.

      Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. Component shortages could adversely affect our ability and that of our customers and licensees to ship products in a timely basis and our customers’ or licensees’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships.

Defects or errors in our products or in those made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees would harm our business.

      Our software and integrated circuit products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products perform critical functions in our customers’ products and networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules.

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

      Our future operating results will be affected by many factors, including the following:

•	the success and rate of global CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA carriers;

•	the collectibility of our trade and finance receivables;

•	changes in the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	the success of our strategic investments;

•	the performance of our Vésper Holding subsidiary;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	changes in accounting standards or practices;

•	changes to existing rules or practice regarding stock option accounting and taxation;

•	management of inventory by us and our customers and their customers in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

      The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline.

Our industry is subject to competition that could result in declining average selling prices for our licensees’ products and our products, negatively affecting our revenues and operating results.

      We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors including:

•	comprehensiveness of products and technologies;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time to market;

•	system cost; and

•	customer support.

      This competition has resulted and is expected to continue to result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally results in reduced average royalties. While this trend has, to a large extent, been mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will continue. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

      Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, Samsung, Matsushita and Siemens, all of whom are our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

      Many of these current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.

      As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

Currency fluctuations could negatively affect future product sales or royalty revenue and harm our ability to collect receivables.

      We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. Because we are a global concern, adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Financial instruments held by our consolidated subsidiaries and other companies in which we invest that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to emerging market currencies may increase as we expand into those markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Foreign CDMA carriers to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. Our trade receivables are generally United States dollar denominated. Accordingly, any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Average selling prices for our customers’ products may be denominated in local currencies, and declines in local currency values may adversely affect future royalty revenue.

Our stock price is volatile.

      The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless service providers and the timing of the roll-out of those systems;

•	receipt of substantial orders for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	acts of terrorism and war;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

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

      New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and GPS position location technologies. We will also continue our significant development efforts with respect to BREW (Binary Runtime Environment for Wireless), an applications execution platform that provides applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We cannot assure you that the revenues generated from these products will meet our expectations.

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

      The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that compete with CDMA, then CDMA may lose market share unless the surviving entity continues to deploy CDMA. This consolidation could also result in delays in or cancellation of purchasing decisions by the merged companies, negatively affecting our revenues and operating results.

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

      From time to time, companies may assert patent, copyright and other intellectual proprietary rights to our technologies or technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on protected technology, we could be required to redesign or license such technology and/ or pay damages or other compensation to the infringed party. If we were unable to license protected technology used in our products, we could be prohibited from making and selling such products.

      In addition, as the number of competitors in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving our patents or other intellectual property, our licensees could also become the targets of litigation. Any such litigation could severely disrupt the business of our licensees, which in turn could hurt our relations with our licensees and cause our revenues to decrease.

      A number of third parties have claimed to own patents essential to various proposed 3G CDMA standards. If we or other product manufacturers are required to obtain additional licenses and/ or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

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

      Our products and those of our customers and licensees are subject to various FCC regulations in the United States and other international regulations. These regulations require that these products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. We are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

If wireless handsets pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.

      Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless handsets, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also may be some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

Our business and operating results will be harmed if we are unable to manage growth in our business.

      Certain of our businesses have experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls, including quality control and delivery and service capabilities. We also need to continue to expand, train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. We cannot assure you that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers and licensees.

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

      Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key technical personnel represent a significant asset, and the competition for these personnel is intense in the wireless communications industry.

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

      A change in accounting standards can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Pro forma financial information that we disclose concerning our operations does not conform to generally accepted accounting principles and may not comply with finalized SEC regulations.

      We prepare and release quarterly unaudited and annual audited financial statements prepared in accordance with generally accepted accounting principles (GAAP). We also disclose and discuss certain pro forma financial information in our related earnings releases and investor conference calls. Our pro forma financial information excludes the results of our QSI segment, goodwill amortization and certain other items. We believe the disclosure of pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations and that the securities analysts who cover our stock evaluate our performance on this basis. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. In addition, pursuant to the Sarbanes-Oxley Act of 2002, the SEC has released proposed rules and is required to issue final rules regarding the publication of pro forma financial information in the first quarter of 2003. It is possible the final rules could materially limit our ability to disclose pro forma financial information, which could make it more difficult for us to communicate the results of our ongoing operations. This result could have an adverse effect on the trading price of our common stock and lead to increased stock price volatility.

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

ITEM 2. PROPERTIES

      At September 30, 2002, we occupied the indicated square footage in the owned or leased facilities described below (in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

12	United States	Owned	1,273	Executive and administrative offices, manufacturing, research and development, sales and marketing, service functions, and network management hub.
35	United States	Leased	979	Administrative offices, research and development, sales and marketing, service functions, and network management hub.
10	Brazil	Owned	225	Administrative offices, sales and marketing, service functions and network operating centers.
32	Brazil	Leased	422	Administrative offices, sales and marketing, service functions and network operating centers.
1	Japan	Leased	16	Administrative offices and sales and marketing.
1	Israel	Leased	38	Administrative offices and research and development.
1	Netherlands	Leased	15	Administrative offices, research and development, and sales and marketing.
2	England	Leased	17	Administrative offices, sales and marketing and research and development.
4	China	Leased	55	Administrative offices, sales and marketing and research and development.
17	Other International	Leased	35	Administrative offices and sales and marketing.

	Total square footage		3,075

      In addition to the facilities above, we also own or lease an additional 1,323,900 square feet of properties that are leased or subleased to third parties.

      Our leases expire at varying dates through 2009 not including renewals that would be at our option. We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.

ITEM 3. LEGAL PROCEEDINGS

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former employees filed a lawsuit against us in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppels, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted our motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed 3 other plaintiffs from the lawsuit. On November 18, 2002, the Court granted our motion to dismiss 66 of the remaining 67 plaintiffs from the lawsuit. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia seeking damages and injunctive relief and asserting that wireless telephones sold by us infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted our motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted our motion for summary judgment that our products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment of infringement. Our counterclaims that the patent is invalid or unenforceable remain pending in the District Court and have been stayed while the ruling granting our motion and denying GTE’s motion is on appeal. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the action is without merit and will vigorously defend the action.

      Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against us, ostensibly on behalf of themselves and those former employees of ours whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against us. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class, plus economic and liquidated damages of an unspecified amount. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, we removed the case to the United States District Court for the Southern District of California, and discovery commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. Currently there are 83 individuals included in the class. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against us and SnapTrack, our wholly-owned subsidiary, seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against us and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. Our and SnapTrack’s various motions for summary judgment of noninfringement and invalidity are currently pending and await hearing. Trial has been set for February 11, 2003. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

      We have been named, along with many other manufacturers of wireless handsets, wireless carriers and industry-related organizations, as a defendant in a purported class action lawsuit (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of the sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling in another case to which we are not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the actions.

      We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. We are engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

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

	High ($)	Low ($)

Fiscal 2001
First Quarter	107.81	61.00
Second Quarter	89.38	47.25
Third Quarter	71.04	42.75
Fourth Quarter	68.87	42.60
Fiscal 2002
First Quarter	62.49	38.31
Second Quarter	53.34	31.03
Third Quarter	40.35	24.49
Fourth Quarter	31.39	23.21

      As of November 20, 2002, there were 10,142 holders of record of the Common Stock. On November 20, 2002, the last sale price reported on the Nasdaq National Market for the Common Stock was $39.15 per share. We have never paid cash dividends on our Common Stock and have no present intention to do so.

      Securities Authorized for Issuance Under Equity Compensation Plans. Information about QUALCOMM equity compensation plans at September 30, 2002 was as follows (number of shares in thousands):

	Number of		Number of
	Shares to be	Weighted	Shares
	Issued Upon	Average	Remaining
	Exercise of	Exercise Price	Available for
	Outstanding	of Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(a)	116,830	$29.56	35,710 (c)
Equity compensation plans not approved by shareholders(b)	444	1.94	78 (d)

Total	117,274	$29.45	35,788

(a)	Consists of six QUALCOMM plans: 1991 Stock Option Plan, 2001 Stock Option Plan, 1998 Non-Employee Directors’ Stock Option Plan, 2001 Non-Employee Directors’ Stock Option Plan, 2001 Employee Stock Purchase Plan, and the Executive Retirement Matching Contribution Plan.

(b)	Consists of two plans: QUALCOMM 1996 Non-Qualified Employee Stock Purchase Plan and the SnapTrack, Inc. 1995 Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 10 — Employee Benefit Plans.”

(c)	Includes 11,012 shares reserved for issuance under the 2001 Employee Stock Purchase Plan.

(d)	All shares remaining available for future issuance are related to the 1996 Non-Qualified Employee Stock Purchase Plan.

      Information about employee and executive stock option grants at September 30 was as follows:

	2002	2001	2000

Net grants during the period as % of outstanding shares	3.4%	2.0%	1.3%
Grants to named executive officers* as % of total options granted	6.0%	9.6%	10.7%
Grants to named executive officers* as % of outstanding shares	0.2%	0.2%	0.1%
Cumulative options held by named executive officers* as % of total options outstanding	11.9%	14.0%	13.0%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement as the Chief Executive Officer and each of the four other most highly compensated executive officers.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following balance sheet data and statements of operations for the five years ended September 30, 2002 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2002 and 2001 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2002 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended September 30(1)

	2002	2001(5)	2000(5)	1999	1998

	(in thousands except per share data)
Statement of Operations Data:
Revenues	$3,039,560	$2,679,786	$3,196,780	$3,937,299	$3,347,870

Operating income	673,268	38,687	722,638	405,140	242,665

Income (loss) before accounting change	359,677	(560,141)	622,146	200,879	108,532
Accounting changes, net of tax	—	(17,937)	—	—	—

Net income (loss)	$359,677	$(578,078)	$622,146	$200,879	$108,532

Basic net earnings (loss) per common share(2):
Income (loss) before accounting change	$0.47	$(0.74)	$0.87	$0.34	$0.20
Accounting change, net of tax	—	(0.02)	—	—	—

Net income (loss)	$0.47	$(0.76)	$0.87	$0.34	$0.20

Diluted net earnings (loss) per common share(2)(3):
Income (loss) before accounting change	$0.44	$(0.74)	$0.79	$0.31	$0.18
Accounting change, net of tax	—	(0.02)	—	—	—

Net income (loss)	$0.44	$(0.76)	$0.79	$0.31	$0.18

Shares used in per share calculations(2)(3):
Basic	770,887	755,969	717,205	594,714	553,623
Diluted	809,329	755,969	800,121	649,889	591,697
Pro forma effect of change in accounting principle(4):
Net income			$595,116	$209,062	$110,586
Net earnings per common share — basic			$0.83	$0.35	$0.20
Net earnings per common share — diluted			$0.75	$0.32	$0.19
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,176,249	$2,580,512	$2,520,914	$1,684,926	$303,324
Total assets	6,509,521	5,669,733	6,014,917	4,534,950	2,566,713
Long-term debt	94,288	235	266	795	3,863
Company-obligated mandatorily redeemable Trust Convertible Preferred Securities of a subsidiary trust holding solely debt securities of the Company	—	—	—	659,555	660,000
Total stockholders’ equity	$5,391,956	$4,812,415	$5,468,263	$2,871,755	$957,596

(1)	Our fiscal year ends on the last Sunday in September. As a result, fiscal 2001 includes 53 weeks.

(2)	We effected a two-for-one stock split in May 1999 and a four-for-one stock split in December 1999. All references to number of shares and per share amounts have been restated to reflect these stock splits.

(3)	The 2001 diluted shares exclude the potential dilutive effect of 51,188,000 incremental shares due to their anti-dilutive effect.

(4)	The pro forma effect of change in accounting principle reflects the impact of SAB 101 on previously reported results assuming it had been in effect in those periods.

(5)	The 2001 and 2000 statements of operations and balance sheet data have been adjusted to record equity losses related to our investment in the Vésper Operating Companies. See Note 13 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report. Our consolidated financial data includes SnapTrack, Inc., Vésper Holding Ltd. and other consolidated subsidiaries.

Overview

      We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We derive revenue principally from license fees and royalties from our intellectual property, from sales of integrated circuit products, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of revenues, research and development, selling, general and administrative, amortization of goodwill and other acquisition-related intangible assets, and asset impairment and related charges.

      Our QUALCOMM CDMA Technologies (QCT) segment is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 52%, 51% and 39% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively. QCT’s operating margin was 28% in fiscal 2002, compared to 22% in 2001 and 32% in 2000. The increase in operating margin in 2002 as compared to 2001 was primarily related to a change in product mix toward higher end devices utilizing our CDMA2000 1X products. The decrease in operating margin in 2001 as compared to 2000 was primarily related to increased research and development costs associated with new integrated circuit product and technology initiatives, as well as increased advertising expenses.

      Our QUALCOMM Technology Licensing (QTL) segment receives license fees and royalty payments for use of our CDMA technology by domestic and international wireless telecommunications equipment suppliers. QTL generates revenue from license fees for our patented CDMA (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) technologies as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. QTL revenues comprised 28%, 29% and 22% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively. QTL’s operating margin was 89% in fiscal 2002, compared to 90% in 2001 and 2000.

      Our QUALCOMM Wireless & Internet (QWI) segment, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software, and software development aimed at support and delivery of wireless applications. QWI revenues comprised 14%, 16% and 14% of total consolidated revenues in fiscal 2002, 2001 and 2000, respectively. QWI’s operating margin was a negative 2% in fiscal 2002, compared to positive 8% in 2001 and 19% in 2000. The decrease in operating margin from 2001 to 2002, and from 2000 to 2001, was primarily due to expenses incurred in the development, support and marketing efforts related to the BREW product.

      Our QUALCOMM Strategic Initiatives (QSI) segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA carriers, licensed device manufacturers and start-up companies that we believe open new markets for CMDA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. The QSI segment’s revenues relate primarily to the consolidation of our investment in Vésper Holding. QSI revenues comprised 4% of fiscal 2002 total consolidated revenues. QSI did not generate revenues in 2001 or 2000. QSI’s operating margin was negative 401% in 2002 and was not meaningful in 2001 or 2000.

      Recent global economic weakness has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. We cannot predict whether a recovery will occur or what effects negative events, such as war, may have on the economy. Further, an economic recovery, if it occurs, may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of other commercial deployments. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X are delayed or unsuccessful, our business and financial results may be harmed.

      We currently face significant competition in our markets and expect that competition will continue. Historically, this competition has resulted and is expected to continue to result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally results in reduced average royalties. While this trend has, to a large extent, been mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will continue.

      The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that utilize technologies that compete with CDMA, then CDMA may lose market share unless the surviving entity continues to deploy CDMA. This consolidation could also result in delays in or cancellation of purchasing decisions by the merged companies, negatively affecting our revenues and operating results.

      We will continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, then we may not be able to maintain an acceptable rate of growth in our business.

      Revenues from customers in the United States, South Korea, and Japan comprised 30%, 37% and 18%, respectively, of total consolidated revenues in fiscal 2002, as compared to 35%, 35%, and 22%, respectively, in fiscal 2001, and 53%, 22% and 13%, respectively, in fiscal 2000. We distinguish revenue from external customers by geographic areas based on customer location. The decreases in revenues from customers in the United States, as a percentage of the total, is primarily attributed to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000 and a decrease in revenues related to business with Globalstar. The increases in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to the commercial deployment of our 3G CDMA2000 1X technology in October 2000 in South Korea, where 15 million, or 46%, of the nation’s total mobile service users were using this technology by the end of October 2002. The general increase in revenues from customers in Japan as a percentage of the total is primarily attributed to an ongoing migration to 3G services, illustrated by KDDI’s expectation of 7 million, or 40%, of their subscriber base using 3G services by March 2003, as reported by the CDG.

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which we adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. We recognized $66 million and $95 million during fiscal 2002 and 2001, respectively, in net income before income taxes and accounting changes related to revenue and expense that was recognized in prior years. We continue to monitor developments in Emerging Issues Task Force discussions of Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and Issue 02-G, “Recognition of Revenue from Licensing Arrangements on Intellectual Property,” to determine what, if any, impact a final consensus may have on our revenue recognition policy.

      We license rights to use our intellectual property portfolio, which includes patent rights to use cdmaOne, CDMA2000, CDMA2000 1X, CDMA2000 1x EV-DO, TD-SCDMA and WCDMA technologies. Licensees typically pay a non-refundable license fee and on-going royalties on their sales of products incorporating our intellectual property. License fees are generally recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We generally recognize royalty revenue as earned when reasonable estimates of such amounts can be made. Certain royalty revenues are accrued based on estimates prior to the reporting of such revenues by our licensees. Estimates of royalty revenues are based on analyses of historical royalty data by licensee, the relationship between the timing of our sales of integrated circuits to our licensees and our licensees’ sales of CDMA phones and infrastructure equipment, average sales price forecasts, and current market and economic trends. When our licensees report royalties for which we accrued revenues based on estimates, we adjust revenues for the period in which the reports are received. Revenues from sales of our CDMA-based integrated circuits are recognized at the time of shipment, or when title and risk of loss passes to the customer, if later. Revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products are recognized ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years, as the messaging service is considered integral to the functionality of the hardware and software. Revenues from providing services are recorded when earned. Revenues from long-term contracts are generally recognized using the percentage-of-completion method of accounting, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is relatively short, we use the completed-contract method.

      Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements and defer revenue for the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the only undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair values of deliverable elements. The amount or timing of our software license revenue may differ as a result of changes in these judgments or estimates.

Allowances for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonable assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

      We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of entities we have financed to make required payments. We evaluate the adequacy of allowances for doubtful finance and note receivables based on analyses of the financed entities’ credit-worthiness, current economic trends or market conditions, review of the entities’ current and projected financial and operational information, and consideration of the fair value of collateral to be received, if applicable. From time to time, we may consider third party evaluations, valuation reports or advice from investment banks. If the financial condition of the financed entities were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Valuation of Intangible Assets and Investments

      Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

      We hold minority strategic investments in publicly-traded companies whose share prices may be highly volatile. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties.

      We hold minority strategic investments in private companies whose values are difficult to determine. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations, valuation reports or advice from investment banks. We also consider new products/services that the investee may have forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates.

Income Taxes

      Our income tax provision is based on calculations and assumptions that will be subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

      Since we believe it is more likely than not that deductions from future employee stock option exercises will exceed future taxable income, we have provided a valuation allowance through equity on substantially all of our net deferred tax assets. We consider estimated future taxable income and on-going tax planning strategies in assessing the need for the valuation allowance.

      We can only use our capital losses and capital loss carrybacks or carryforwards to offset capital gains. We have developed tax planning strategies to generate future capital gains sufficient to offset the capital losses that we have incurred through fiscal 2002. Any additional capital losses in future years may require us to set up a valuation allowance for the deferred tax assets through our statement of operations if we are unable to generate sufficient future capital gains to offset these additional capital losses through our tax planning strategies.

      We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Should we have to repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Litigation

      We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.

Strategic Investments and Financing

      Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA carriers and developers of innovative technologies or products for the wireless communications industry. As part of the agreement to sell our infrastructure equipment business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Our QSI segment selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales that are recognized in investment (expense) income. We may reduce or suspend the planned sale of these investments if and when market conditions decline. We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment (expense) income. During fiscal 2002, we recognized $230 million in charges related to other-than-temporary losses on marketable and private securities. In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in the losses of those companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

      From time to time, we may accept equity interests in a licensee as consideration for a portion or all of the license fees payable under our CDMA license agreements. We record license fee revenues based on the fair values of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. We account for the equity received using APB 18 or FAS 115, as appropriate. This program will not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition vary depending on the terms of each agreement. As of September 30, 2002, nine licensees have participated in this program. We recognized $6 million and $7 million of revenue in fiscal 2002 and 2001, respectively, and no revenue in fiscal 2000 related to equity received as consideration for license fees.

VeloCom, Inc.

      On November 29, 2001, we forgave $119 million under our debt facility with VeloCom, Inc. (VeloCom), an investor in Vésper Holding. We also converted our remaining $56 million convertible promissory note into equity securities of VeloCom (the VeloCom exchange) in conjunction with our acquisition of Vésper Holding. The VeloCom exchange increased our equity interest in VeloCom to 49.9%. We use the equity method to account for our investment in VeloCom. At September 30, 2002, our investment in VeloCom was $33 million, net of our equity in VeloCom’s losses.

Vésper Holding, Ltd.

      In fiscal 1999, we acquired an approximate 16% ownership interest in Vésper Sao Paulo S.A. and Vésper S.A. (the Vésper Operating Companies or collectively, Vésper). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of Sao Paulo. In addition, we extended long-term financing to the Vésper Operating Companies related to our financing arrangement with Ericsson. On November 13, 2001, we consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies.

      Pursuant to the Restructuring, we committed to invest $266 million, and VeloCom committed to invest $80 million, in a newly formed holding company called Vésper Holding. Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against us, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At September 30, 2002, we directly owned 72% of the issued and outstanding equity of Vésper Holding, and we indirectly owned an additional 11.9% of Vésper Holding through our ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

      The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $307 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When we obtained the controlling interest in Vésper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that we adjust our prior period results to account for our original 16% ownership interest in the Vésper Operating Companies, predecessors to Vésper Holding, using the equity method of accounting. As a result, we recorded $6 million, $150 million and $48 million of equity in losses of the Vésper Operating Companies for fiscal 2002 (pre-acquisition), 2001 and 2000, respectively. We recorded a $59 million reduction in finance receivables, an $18 million reduction in other assets and a $77 million reduction in retained earnings at September 30, 2001. We previously recorded $121 million in asset impairment charges and other-than-temporary losses on other investments during fiscal 2001. Because those charges did not exceed the losses recorded as a result of using the equity method, our net loss for fiscal 2001 increased by $29 million. We did not record any asset impairment charges or other-than-temporary losses during fiscal 2000, and as a result of using the equity method, the net income for fiscal 2000 decreased by $48 million.

      In July 2002, a group of Brazilian mobile operators sued the Vésper Operating Companies, claiming Vésper violated its STFC (fixed) license by allowing full mobility on its network. The court issued an order temporarily restraining Vésper from continued sales of its limited mobility product pending the trial. This order did not impact Vésper’s existing customers, nor sales of other types of products. Subsequently, Anatel, the Brazilian telecommunications regulatory agency, placed a similar administrative hold on Vésper until such time as it could determine whether Vésper was in compliance with existing regulations. Vésper successfully appealed the court order, and the temporary restraint was lifted although the underlying court case remains to be tried. Additionally, Vésper and Anatel reviewed the issue from a technical and regulatory standpoint, and the parties reached an agreement which allows Vésper to resume sales of its limited mobility product once certain technical adjustments to restrict broad mobility are implemented in Vésper’s network. Vésper has commenced making such technical adjustments and expects to complete them in all of its markets over the next few months. Sales of the affected products have resumed in those areas in which the technical modifications have already been completed.

      During September 2002, Vésper decided to replace all towers manufactured by one of its third party contractors due to the identification of structural defects, resulting in an asset impairment charge of $0.5 million. This decision was made after severe storm winds damaged and/or destroyed a number of Vésper towers manufactured by that third party contractor. Overall, this replacement program impacts up to 66 Vésper towers, which carry antennae for less than 9% of Vésper base stations. Vésper towers manufactured by other parties were also inspected during this process and found to be in proper condition. Replacements have begun for the most critical towers, and all affected towers are expected to be replaced by March 2003. Vésper has not experienced and does not expect to experience any appreciable service degradation during this replacement process. Vésper also is seeking to complete a tower sale-leaseback of a portion of its tower sites by December 31, 2002, including the defective towers, pursuant to which the purchasing party would assume all further liability for the purchased towers and fulfill replacement construction obligations. Vésper expects the tower sale-leaseback arrangement, which includes the cost of replacing the defective towers, to provide net cash inflows during calendar 2002.

      In September 2002, Anatel issued Resolution 314, which modifies certain current telecommunications regulations. As part of this resolution and prior resolutions, Vésper will be required to vacate its current spectrum in the 1900MHz frequency (analogous to United States Band A/ D) in the coming years to enable the frequency to be allotted to future Universal Mobile Telecommunications System (UMTS) license holders. In return, Vésper has been assigned new 1900MHz frequencies (analogous to United States PCS Band C). Pursuant to Resolution 314, upon completion of up-banding of its network, Vésper would be permitted to utilize the new 1900MHz frequencies for its primary allocation for fixed wireless services as well as to apply for permission to use those frequencies for full mobility services offered under an SMP (mobile) license. Such secondary use of the new 1900 MHz frequencies for SMP (mobile) services would require Vésper to either obtain its own SMP license(s) or to enter into an arrangement with an SMP license holder whereby CDMA mobility at 1900MHz would be offered by the license holder utilizing Vésper’s up-banded infrastructure. Significant costs, constraints and hurdles exist with respect to accomplishing these objectives, including Vésper’s or another party’s ability to acquire the necessary SMP license(s), uncertainty whether and to what extent applicable Brazilian telecommunications regulations would require Vésper to build out additional infrastructure in another frequency band in order to offer SMP (mobile) services, the cost of up-banding Vésper’s CDMA radio interface equipment, and uncertainty whether reimbursement for such costs can be obtained from future UMTS license holder(s).

      On November 19, 2002, we won bids to acquire mobile licenses in the state of Sao Paulo (excluding Sao Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil (license Areas 2, 4, and 10, respectively). The new mobile licenses cover areas with a combined population in excess of 64 million. The mobile licenses overlap with approximately 47% of Vésper Holding’s existing Wireless Local Loop areas. None of the mobile licenses cover an area outside of Vésper Holding’s current coverage areas. Approximately $8 million of the approximate $83 million total purchase price is payable by December 19, 2002. The remaining $75 million Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12%, plus an adjustment for inflation, payable in six equal annual installments. The first such installment payment is due in 36 months.

      Access to long-term funding sources to fund growth is a critical issue for Vésper. We continue to seek strategic partners and/or acquirers to participate in this process. We continue to invest in Vésper to ensure the establishment of CDMA-based systems and to provide CDMA coverage and roaming possibilities to as many regions throughout Brazil as possible. The investment will help us grow our revenues from royalties and from the sale of integrated circuits to phone manufacturers. In other words, our return on our investment in Vésper is not limited to a Vésper ownership interest, but also includes indirect revenues, including CDMA licensing revenues and QCT integrated circuit sales from third party suppliers to Vésper. Further, the Vésper business plan, similar to other start-up wireless operators, indicates that we should receive a return on our investment in the long-run despite losses in the initial years. The Vésper Operating Companies expect to incur operating losses and negative cash flows from operations through calendar 2003 as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. Vésper expects to commercially launch CDMA2000 1xEV-DO services in December 2002. To date no long-term funding commitments from other sources have been secured, and it is not clear whether future commitments from outside parties will be available. Furthermore, important regulatory and business issues have yet to be resolved. If these issues cannot be resolved in a prompt and reasonable manner, risks related to Vésper may increase, and we may incur significant losses. Specifically, if Vésper is unable to offer converged services, which includes full mobility, either by itself and/or through other parties utilizing Vésper’s CDMA network, we may need to write down Vésper’s long-lived assets. In that management believes there is currently a regulatory path to mobility and several partnership and/or other potential means under which Vésper could offer mobile services, we believe that the assets are recoverable at this time.

Pegaso Telecomunicaciones, S.A. de C.V.

      We have various financing arrangements, including a bridge loan facility, an equipment loan facility and an interim loan facility, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operating company in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso (the Close).

      The bridge facility was payable in full on October 31, 2001, was in default and was subject to a forbearance agreement at September 30, 2002. At September 30, 2002, $413 million was outstanding under the bridge loan facility, net of deferred interest and unearned fees. We stopped recognizing interest on the bridge loan facility effective at the beginning of the fourth fiscal quarter of 2001. Pegaso paid $435 million in full satisfaction of the bridge loan facility on November 8, 2002 (the Bridge Payment).

      The equipment loan facility and related financing were in default and subject to a forbearance agreement at September 30, 2002. At September 30, 2002, $318 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. The equipment loan facility was payable through December 31, 2007 and bears interest at the London Interbank Offered Rate (LIBOR) plus 4.5% (or LIBOR plus 6.5% when in default). We stopped recognizing interest on the equipment loan facility and related financing effective at the beginning of the fourth fiscal quarter of 2001. The terms of the equipment loan facility and related financing were modified, retroactive to September 10, 2002, upon receipt of the Bridge Payment and the satisfaction of other conditions. We will be required to use approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. Financing related to the equipment loan facility in the amount of $4 million will be payable in March 2003. The remaining equipment loan facility, including the acquired vendor debt, will be payable quarterly starting in March 2006 through December 2008 and will bear interest at LIBOR plus 1% for two years, LIBOR plus 3% for the next three years and LIBOR plus 6% thereafter. We recognized $0.5 million in interest income on the equipment loan facility during fiscal 2002 from the Close through fiscal year end at LIBOR plus 1%.

      During fiscal 2002, we provided to Pegaso $65 million of interim financing, including $5 million in capitalized fees, and $65 million of additional interim financing. Prior to the Close, a Pegaso shareholder purchased $25 million and $23 million participations in the interim and additional interim finance receivables, respectively, from us, and at Close, converted those portions of the interim and additional interim financings into equity in Pegaso. At September 30, 2002, $40 million and $42 million were outstanding under the interim and additional interim facilities, respectively. The interim and additional interim financing commitments were cancelled at Close, and the interim and additional interim finance receivables were repaid in full with interest on October 10, 2002.

      Also in connection with the Close, Telefónica paid $9 million to us in consideration for warrants to acquire equity in Pegaso at Close, and Pegaso paid $12 million to us in October 2002 related to certain fees and expense reimbursements.

      As a result of the Close, we recognized a total of $9 million in interest income in fiscal 2002. At September 30, 2002, finance and other receivables from Pegaso totaled $821 million, net of $45 million in deferred interest income that will be amortized over the remaining term of the equipment loan facility as an adjustment to yield. We received $90 million of this amount in October 2002 and an additional $295 million when the Bridge Payment was made in November 2002, excluding the $139 million portion of the Bridge Payment that will be used to acquire vendor debt. After receipt of the Bridge Payment, $436 million of the September 30, 2002 finance receivables remains, net of deferred interest. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of that amount. Telefonica has recently indicated its intention to deploy GSM in Mexico.

      Our aggregate commitments to provide additional long-term financing to Pegaso under our arrangements with Ericsson were $105 million as of September 30, 2002, subject to Pegaso meeting certain conditions. Of this amount, $9 million was cancelled when Pegaso made the Bridge Payment, and the remaining $96 million is no longer available to Pegaso as a result of a series of events that occurred in November 2002. We also had $4 million in other financing commitments to Pegaso as of September 30, 2002 that were cancelled when Pegaso made the Bridge Payment.

      Pegaso is at an early stage of development and may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses and negative cash flows from operations. Based on current information and available evidence, including the acquisition of Pegaso by Telefónica, we believe that we will ultimately be able to collect the remaining long-term financing from Pegaso. Failure to collect our finance receivables could have a material adverse effect on our operating results and financial condition.

Leap Wireless International Inc.

      In fiscal 2000, we purchased 308,000 units of Leap Wireless International Inc.’s (Leap Wireless) senior discount notes with detachable warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5% payable beginning in 2005. In addition, we hold 489,000 shares of Leap Wireless’ common stock and a warrant to purchase 3,375,000 shares of common stock issued to us in connection with our spin-off of Leap Wireless in September 1998. During fiscal 2002, we determined that declines in the market values of our investments in Leap Wireless were other than temporary, as the market values of the investments had declined significantly during our third quarter of fiscal 2002 as a result of unfavorable developments in Leap Wireless’ business. As a result, we recorded $162 million and $18 million in other-than-temporary losses on marketable securities for the notes and stock, respectively, during fiscal 2002. We also recorded $59 million in losses related to changes in the fair values of Leap Wireless derivative investments for fiscal 2002. The remaining recorded values of Leap Wireless investments totaled $1 million at September 30, 2002. Under the terms of our senior secured credit facility with Leap Wireless, we are committed to fund up to $125 million in connection with Leap Wireless’ bid for PCS spectrum licenses in the FCC’s Auction No. 35, however it appears unlikely that Leap Wireless will be able to use this credit facility. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies.”

Inquam Ltd

      In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam). Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. At September 30, 2002, our investment in Inquam was $114 million, net of equity in losses, and $27 million of the equity funding commitment was outstanding. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next 12 months required for Inquam to realize the full value of its current operations. Remaining funding commitments from us and another investor are expected to be exhausted by March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Fiscal 2002 Compared to Fiscal 2001

      Total revenues for fiscal 2002 were $3,040 million, compared to $2,680 million for fiscal 2001. Revenues from Samsung, Kyocera, and LG Electronics, customers of both QCT and QTL, comprised an aggregate of 15%, 14% and 11% of total consolidated revenues, respectively, in fiscal 2002. In fiscal 2001, revenues from Samsung, Kyocera, and LG Electronics, comprised an aggregate of 14%, 12% and 10% of total consolidated revenues, respectively. The percentages for Kyocera included 3% and 4% in fiscal 2002 and 2001, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000.

      Revenues from sales of equipment and services for fiscal 2002 were $2,204 million, compared to $1,908 million for fiscal 2001. Revenues from sales of equipment and services for fiscal 2002 included $125 million related to the consolidation of Vésper Holding effective in November 2001 and $8 million related to the Globalstar business. Revenues from sales of equipment and services for fiscal 2001 included $54 million related to Globalstar. Excluding Vésper Holding and Globalstar, revenues from sales of equipment and services increased by $217 million. Revenues from sales of equipment and services increased $218 million in our integrated circuits business, primarily due to an increase in unit shipments of MSM integrated circuits, and the effect of the change in product mix toward the higher end devices utilizing our 3G CDMA2000 1X integrated circuits products. Software development services revenues related to the QChat licensing agreement increased $34 million.

      Revenues from licensing and royalty fees for fiscal 2002 were $836 million, compared to $772 million for fiscal 2001. QTL segment revenues from royalties paid by third parties increased $64 million.

      Cost of equipment and services revenues for fiscal 2002 was $1,137 million, compared to $1,035 million for fiscal 2001. Cost of revenues for fiscal 2002 included $183 million related to the consolidation of Vésper Holding and $11 million related to our on-going obligation to Globalstar. Cost of revenues for fiscal 2001 included $129 million related to Globalstar. Excluding Vésper Holding and Globalstar, cost of revenues as a percentage of revenues was 32% for fiscal 2002, compared to 35% for fiscal 2001. The margin improvement in fiscal 2002 was primarily due to the change in product mix toward the higher end devices utilizing our CDMA2000 1X integrated circuits products and the increase in revenues from royalties in the QTL segment. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For fiscal 2002, research and development expenses were $452 million or 15% of revenues, compared to $415 million or 15% of revenues for fiscal 2001. The dollar increase in research and development expenses was primarily due to $41 million in increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies and $14 million in increased QWBS research and development initiatives, partially offset by a $29 million reduction of development efforts related to the Globalstar business.

      For fiscal 2002, selling, general and administrative expenses were $509 million or 17% of revenues, compared to $367 million or 14% of revenues for fiscal 2001. Selling, general and administrative expenses for fiscal 2002 included $107 million related to the consolidation of Vésper Holding. Excluding Vésper Holding, selling, general and administrative expenses comprised 14% of revenues. The dollar increase was primarily due to a $33 million increase in marketing and support efforts related to products and services of our QIS division, including the BREW product, $23 million associated with the expansion of our integrated circuit customer base and international business development activities, particularly in China, and $13 million resulting from the consolidation of Wireless Knowledge, Inc. (Wireless Knowledge), partially offset by a $22 million reduction in support efforts related to the Globalstar business and a $14 million reduction in bad debt expense.

      Amortization of goodwill and other acquisition-related intangible assets was $259 million for fiscal 2002, compared to $255 million in fiscal 2001. Amortization charges were primarily related to the acquisition of SnapTrack in March 2000.

      For fiscal 2002, asset impairment and related charges were less than $1 million, compared to $518 million of such charges in fiscal 2001. Asset impairment and related charges during fiscal 2001 were comprised primarily of $519 million in charges resulting from management’s determination that certain assets related to the Globalstar business were impaired.

      For fiscal 2002, other operating expenses were $9 million, compared to $51 million in fiscal 2001. Other operating expenses for fiscal 2002 resulted from the write down of a note receivable from a development stage CDMA carrier. Other operating expenses for fiscal 2001 were comprised of a $62 million arbitration decision against us, offset by $11 million in other income related to the irrevocable transfer of a portion of an FCC Auction Discount Voucher to a third party.

      Interest expense was $26 million for fiscal 2002, compared to $10 million for fiscal 2001. Interest expense for fiscal 2002 was primarily related to the long-term debt of Vésper Holding. Interest expense for fiscal 2001 was primarily related to interest charges resulting from the arbitration decision made against us.

      Net investment expense was $186 million for fiscal 2002 compared to $317 million for fiscal 2001. The change was primarily comprised as follows (in millions):

	Years Ended
	September 30,

	2002	2001	Change

Interest income:
Corporate	$102	$135	$(33)
QSI	33	108	(75)
Net realized gains on investments:
Corporate	—	11	(11)
QSI	2	59	(57)
Other-than-temporary losses on marketable securities	(206)	(147)	(59)
Other-than-temporary losses on other investments	(24)	(51)	27
Change in fair values of derivative investments	(58)	(243)	185
Minority interest in loss (income) of consolidated subsidiaries	52	(4)	56
Equity in losses of investees	(87)	(185)	98

	$(186)	$(317)	$131

      The decline in interest income on corporate cash and marketable debt securities was a result of lower interest rates. The decline in QSI interest income was a result of the cessation of interest income recognition on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001 and on Leap Wireless bonds starting in the third quarter of fiscal 2002. The other-than-temporary losses on marketable securities during fiscal 2002 primarily related to $162 million and $18 million in losses on our investments in Leap Wireless bonds and common stock, respectively. We determined that the declines in fair values were other than temporary, as the market values of the bond and common stock had significantly declined during our third quarter of fiscal 2002 as a result of unfavorable developments in Leap Wireless’ business. The other-than-temporary losses on marketable securities during fiscal 2001 primarily related to a $134 million loss on our investment in NetZero, Inc., which subsequently completed a merger with Juno Online Services, Inc. and became United Online, Inc. The change in fair values of derivative instruments primarily resulted from $59 million in losses resulting from declines in the price of Leap Wireless common stock, which reduced the fair values of our warrants to acquire Leap Wireless common stock. The warrants had insignificant value at September 30, 2002. Equity in losses of investees decreased as a result of the consolidation of Vésper Holding effective November 13, 2001, as these losses are now included in operations.

      For fiscal 2002 there were no other non-operating charges, compared to $167 million in fiscal 2001. Other non-operating charges in fiscal 2001 were primarily comprised of a $120 million write-down of the note receivable from VeloCom to its fair value and $58 million in write-downs of recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $101 million for fiscal 2002, compared to $105 million for fiscal 2001. The annual effective tax rate was 22% for fiscal 2002, compared to a negative 23% rate for fiscal 2001. The annual effective tax rate for fiscal 2002 was lower than the statutory rate due to the reduction of deferred tax assets and the related valuation allowance that was previously charged to tax expense, partially offset by foreign losses for which we are not recording a tax benefit. The fiscal 2001 effective tax rate was the result of pre-tax losses for which no tax benefit was recorded and foreign tax expense. The annual effective tax rate on profits for fiscal 2002 cannot be meaningfully compared to the effective tax rate on losses for the prior fiscal year.

      We recorded an $18 million loss, net of taxes, in fiscal 2001 as the net cumulative effect of changes in accounting principles at September 30, 2000. The cumulative effect of the adoption of SAB 101 was a $147 million loss, net of taxes, offset by a $129 million gain, net of taxes, resulting from the cumulative effect of the adoption of FAS 133. The gain resulting from the adoption of FAS 133 related primarily to the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless common stock issued to us in connection with our spin-off of Leap Wireless in September 1998.

Fiscal 2001 Compared to Fiscal 2000

      Total revenues for fiscal 2001 were $2,680 million, compared to $3,197 million for fiscal 2000. Revenue from Samsung, Kyocera, and LG, customers of both QCT and QTL, comprised an aggregate of 14%, 12% and 10% of total consolidated revenues, respectively, in fiscal 2001. In fiscal 2000, Samsung accounted for 11% of total consolidated revenues.

      Revenues from sales of equipment and services for fiscal 2001 were $1,908 million, compared to $2,526 million for fiscal 2000. Revenues from sales of equipment and services for fiscal 2000 included $419 million in revenue related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the revenue of the business sold in fiscal 2000, revenues from sales of equipment and services decreased by $199 million in fiscal 2001. The decrease was primarily related to a $310 million decline in revenues related to the business with Globalstar, offset by a $107 million increase in integrated circuit sales, largely attributed to higher unit shipments and average selling prices of MSM integrated circuits, and higher CSM infrastructure integrated circuit revenues and a $24 million increase in QWI revenue due to the implementation of SAB 101 in fiscal 2001.

      Revenues from licensing and royalty fees for fiscal 2001 were $772 million, compared to $671 million for fiscal 2000. The increase was primarily related to a $149 million increase in royalties and license fees and a $16 million increase in software revenues, offset by a $64 million decrease due to the implementation of SAB 101 in fiscal 2001.

      Cost of equipment and services revenues for fiscal 2001 was $1,035 million, compared to $1,507 million for fiscal 2000. Total cost of revenues for fiscal 2000 included $433 million in cost of revenues related to the terrestrial-based CDMA wireless consumer phone business which was sold in February 2000. Excluding the cost of revenues of the business sold in fiscal 2000, total cost of revenues decreased by $39 million in fiscal 2001, consistent with the decrease in revenues. Cost of revenues as a percentage of revenues was 39% for fiscal 2001 and 2000. Cost of revenues as a percentage of revenues may fluctuate in future quarters depending on the mix of products sold and services provided, royalties and license fees earned, competitive pricing, new product introduction costs and other factors.

      For fiscal 2001, research and development expenses were $415 million or 15% of revenues, compared to $340 million or 11% of revenues for fiscal 2000. The dollar and percentage increases in research and development expenses were primarily due to $101 million in increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multi-band, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies, offset by a $44 million decrease in terrestrial-based CDMA wireless consumer phone products research and development as a result of exiting this business in February 2000. In addition, the percentage increase is attributed to a more significant reduction in revenue relative to research and development expenses as a result of the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For fiscal 2001, selling, general and administrative expenses were $367 million or 14% of revenues, compared to $343 million or 11% of revenues for fiscal 2000. The dollar and percentage increases in selling, general and administrative expenses from fiscal 2000 were primarily due to $61 million associated with the expansion of international business activities in China, Japan, South Korea and Europe and trade show expenses related to the expansion of the integrated circuit customer base and product portfolio and $21 million related to the introduction of products and services by our QIS division, including our BREW product, offset by a $67 million decrease in expenses for terrestrial-based CDMA wireless consumer phone products as a result of the sale of the business in February 2000. In addition, the percentage increase is attributed to a more significant reduction in revenue relative to selling, general and administrative expenses as a result of the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

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

      For fiscal 2001, asset impairment and related charges were $518 million, compared to $46 million for fiscal 2000. Asset impairment and related charges during fiscal 2001 were comprised primarily of $519 million in charges resulting from management’s determination that certain assets related to the Globalstar business were impaired. Asset impairment and related charges during fiscal 2000 were primarily related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      For fiscal 2001, other operating expenses were $51 million, compared to $32 million in fiscal 2000. Other operating expenses for fiscal 2001 were comprised of a $62 million arbitration decision against us, offset by $11 million in other income related to the irrevocable transfer of a portion of an FCC Auction Discount Voucher to a third-party. Other operating expenses during fiscal 2000 were comprised primarily of employee termination and other costs related to the sale of the terrestrial-based CDMA wireless consumer phone business in February 2000.

      Interest expense was $10 million for fiscal 2001, compared to $5 million for fiscal 2000. The increase was primarily related to interest charges resulting from an arbitration decision against us, offset by lower interest expense resulting from decreased bank borrowings.

      Net investment expense was $317 million for fiscal 2001, compared to net investment income of $446 million for fiscal 2000. The change was primarily comprised as follows (in millions):

	Years Ended
	September 30,

	2001	2000	Change

Interest income:
Corporate	$135	$108	$27
QSI	108	137	(29)
Net realized gains on investments:
Corporate	11	—	11
QSI	59	270	(211)
Other-than-temporary losses on marketable securities	(147)	—	(147)
Other-than-temporary losses on other investments	(51)	—	(51)
Change in fair values of derivative investments	(243)	—	(243)
Minority interest in income of consolidated subsidiaries	(4)	(6)	2
Equity in losses of investees	(185)	(63)	(122)

	$(317)	$446	$(763)

      The increase in interest income on corporate cash and marketable debt securities was a result of higher average interest-bearing balances. The decline in QSI interest income was primarily a result of the cessation of interest income recognition on Globalstar finance receivables in fiscal 2001. The other-than-temporary losses on marketable securities during fiscal 2001 primarily related to a $134 million loss on our investments in Netzero, Inc, which subsequently completed a merger with Juno Online Services, Inc. and became United Online, Inc. The market value of our investment in United Online, Inc. was $38 million as of November 22, 2002, as compared to our adjusted cost basis of $10 million. We did not record any other-than temporary losses on marketable securities during fiscal 2000. The change in fair values of derivative instruments primarily resulted from $213 million in losses related to declines in the price of Leap Wireless common stock, which reduced the fair values of our warrants to acquire Leap Wireless common stock. Equity in losses of investees increased primarily as a result of an increase in the equity in losses of Vésper Holding in fiscal 2001.

      There were no distributions on Trust Convertible Preferred Securities in fiscal 2001 due to the conversion of all remaining Trust Convertible Preferred Securities into common stock during fiscal 2000. We recorded $13 million in distributions for fiscal 2000.

      Other non-operating charges were approximately $167 million in fiscal 2001, compared to $2 million in fiscal 2000. Other non-operating charges in fiscal 2001 were primarily comprised of a $120 million write-down of the note receivable from VeloCom to its fair value and $58 million in write-downs of recorded values of a note receivable from Globalstar and warrants to acquire partnership interests in Globalstar to their estimated fair values.

      Income tax expense was $105 million for fiscal 2001, compared to $527 million for fiscal 2000. The annual effective tax rate was negative 23% for fiscal 2001, compared to a 46% rate for fiscal 2000. The estimated annual effective tax rate was negative primarily as a result of foreign taxes paid for which it is more likely than not we will not receive a tax benefit. The difference in the tax rate from the prior year is primarily due to the loss for fiscal 2001 resulting from certain asset impairment and related charges. We have provided a valuation allowance on substantially all of our deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises will exceed future taxable income. Our net deferred tax assets increased by $631 million in fiscal 2001, and the resulting increase in the valuation allowance was reflected in part as an increase to the tax expense and in part as a reduction of stockholders’ equity. The total expense related to the increase in the valuation allowance was $185 million.

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

Our Segment Results for Fiscal 2002 Compared to Fiscal 2001

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for fiscal 2002 were $1,591 million, compared to $1,365 million for fiscal 2001. Earnings before taxes for fiscal 2002 were $441 million, compared to $306 million for fiscal 2001. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM integrated circuits and the effect of the change in product mix toward the higher end devices utilizing our CDMA2000 1X products. Approximately 65 million MSM integrated circuits were sold during fiscal 2002, compared to approximately 58 million for fiscal 2001. Approximately 10 million CSM infrastructure integrated circuits equivalent voice channels were sold during fiscal 2002, compared to approximately 9 million for fiscal 2001. Both research and development and selling and marketing expenses were $22 million higher for fiscal 2002 as compared to fiscal 2001 primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multi-band, multimode, multi-network products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and position location technologies. QCT inventories decreased by 27% during fiscal 2002 primarily as a result of strong demand for 1X products across our customer base and improved component availability.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for fiscal 2002 were $847 million, compared to $782 million for fiscal 2001. Revenues from royalties paid by third party licensees were $725 million in fiscal 2002, compared to $661 million in fiscal 2001. Revenues from license fees were $55 million in fiscal 2002, compared to $67 million in fiscal 2001. Earnings before taxes for fiscal 2002 were $756 million, compared to $706 million for fiscal 2001. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of

CDMA deployment. During fiscal 2002, we recognized $6 million in revenue related to equity received as consideration for license fees, compared to $7 million in fiscal 2001.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for fiscal 2002 were $439 million, compared to $426 million for fiscal 2001. Losses before taxes for fiscal 2002 were $9 million, compared to earnings before taxes of $33 million for fiscal 2001. Revenues increased primarily due to an increase in software development and services revenues related to our BREW products and QChat licensing agreement. Earnings before taxes decreased primarily due to a $35 million increase in our development, support and marketing efforts related to products and services of our QIS division, including the BREW product and a $14 million increase in QWBS research and development expenditures. We shipped approximately 46,000 OmniTRACS and other related communications systems during fiscal 2002, compared to approximately 43,000 in fiscal 2001.

QUALCOMM Strategic Initiatives Segment (QSI)

      QSI segment revenues for fiscal 2002 were $126 million, primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for fiscal 2002 were $507 million, compared to $1,125 million for fiscal 2001. The decrease in losses was primarily due to $568 million in charges incurred in fiscal 2001 related to Globalstar. During fiscal 2002, we recorded a $130 million loss, net of minority interest, due to the consolidation of Vésper Holding and $30 million of equity losses in the Vésper Operating Companies (pre-acquisition) and VeloCom, as compared with $150 million of equity losses for the Vésper Operating Companies in fiscal 2001. During fiscal 2002, we recorded $180 million in other-than-temporary losses on Leap Wireless marketable securities, compared to an $11 million realized gain in fiscal 2001. We also recorded $59 million in losses related to changes in the fair values of Leap Wireless derivative investments in fiscal 2002, compared to $213 million in losses in fiscal 2001. Losses on Leap Wireless derivative investments resulted from declines in the market price of Leap Wireless common stock during those fiscal years. During fiscal 2001, we recorded a $120 million charge to write down a note receivable from VeloCom to its fair value as a result of the reorganization of the Vésper Operating Companies initiated during fiscal 2001.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities were $3,176 million at September 30, 2002, an increase of $596 million from September 30, 2001. The increase during fiscal 2002 was primarily the result of $968 million in cash provided by operating activities, $120 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, $16 million in collections on notes receivable, $10 million in proceeds received from Vésper Holding’s minority interest shareholders and $9 million in proceeds received from the sale of other investments, partially offset by $321 million in cash used for other investments and acquisitions, $142 million in capital expenditures, an $81 million decrease in the fair values of marketable securities and $6 million of cash used to purchase our shares. We expect Vésper Holding to require approximately $60 to $70 million in cash funding during the first six months of fiscal 2003.

      Accounts receivable increased by 4% during fiscal 2002. The increase in accounts receivable was primarily due to an increase in revenues and the consolidation of Vésper Holding receivables, partially offset by the timing of cash receipts for royalty receivables. Excluding Vésper Holding receivables and revenues, days sales outstanding, using a daily three month rolling average, were 53 days at September 30, 2002 compared to 72 days at September 30, 2001. The change in days sales outstanding is consistent with the increase in revenue and improved cash collections resulting in the accounts receivable balance remaining relatively unchanged.

      We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      At September 30, 2002, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement (excluding Pegaso)	$368
Senior credit facility with Leap Wireless(a)	125
Pegaso:
Commitment to acquire long-term financing to be provided by Ericsson	105
Other	4
Equity investments:
Inquam	27
Other	30
Other debt commitments	6

Total debt and equity commitments	665
Long-term purchase commitments(b)	71
Operating leases(b)	124
Other	3

Total	$863

(a)	Under the terms of our senior secured credit facility with Leap Wireless, we are committed to fund up to $125 million in connection with Leap Wireless’ bid for PCS spectrum licenses in the FCC’s Auction No. 35, however it appears unlikely that Leap Wireless will be able to use this credit facility. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies.”

(b)	Information regarding our long-term purchase commitments and operating leases at September 30, 2002 is provided in the Consolidated Financial Statements. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies.”

      The majority of these commitments do not have fixed funding dates, and the expected funding dates cannot be forecast.

      At September 30, 2002, commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $473 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date, however, on November 12, 2002, $9 million of this commitment was cancelled. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. Financing provided by us to Pegaso included $203 million funded under these commitments with Ericsson. Financing provided by us to the Vésper Operating Companies included $108 million funded under these commitments. All other financings made related to these commitments were repaid prior to September 30, 2002.

      The Inquam equity investment commitment is expected to be funded by March 2003, and the remaining equity commitments are expected to be funded through fiscal 2009. Our existing commitments over the next 12 months related to long-term purchase commitments (including capital expenditures), future minimum operating lease payments, capital leases and long-term debt total $70 million. We expect Vésper Holding to require approximately $60 to $70 million in cash funding during the first six months of fiscal 2003, including license payments.

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless carrier in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility, national long distance and international long distance services in India. Our obligation to make this investment became subject to termination during fiscal 2002 because RIL failed to meet certain milestones. However, we may purchase the shares upon RIL’s completion of certain closing conditions. If we complete the investment, funding is likely to occur through September 2003. At September 30, 2002, we had not purchased any shares related to this agreement.

      Information regarding our other financial commitments at September 30, 2002 is provided in the Notes to the Consolidated Financial Statements. See “Notes to Consolidated Financial Statements, Note 4 — Investments in Other Entities, Note 11 — Commitments and Contingencies and Note 13 — Acquisitions.”

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

      FAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step (Step 1) is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of fiscal 2003. Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle in the first quarter 2003.

      We will adopt the provisions of FAS 142 in our first quarter of fiscal 2003. We have determined our reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and have completed our Step 1 analysis. Based on our Step 1 analysis, the adoption of FAS 142 does not have a material impact on our financial position. We will no longer record goodwill amortization starting in fiscal 2003. We recorded $248 million, $244 million and $141 million in goodwill amortization expense during fiscal 2002, 2001 and 2000, respectively.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Market Risk. We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. During fiscal 2002, we invested $300 million in diversified portfolios of non-investment grade securities managed by institutional portfolio managers, which are subject to a higher degree of default risk than our investment grade fixed income portfolios. A portion of these bonds are designated as trading securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. (See Note 2 to the Consolidated Financial Statements for information about investments in marketable debt securities.)

      Finance receivables bear interest at both fixed and variable rates (see Note 3 to the Consolidated Financial Statements for information about finance receivables). Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of United States interest rates and/or LIBOR. Fair values will vary as interest rates change.

      We have other notes receivable from third parties included in other assets. These facilities bear interest at variable rates. Interest earned on credit facilities included in other assets is affected by changes in the LIBOR index rate, and fair value will vary as interest rates change.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)

							No Single		Fair
	2003	2004	2005	2006	2007	Thereafter	Maturity	Total	Value

Fixed income securities	$295	$548	$209	$61	$51	$230	$296	$1,690	$1,692
Interest rate	4.1%	3.6%	3.7%	4.8%	6.4%	9.3%	4.0%
Finance receivables:
Fixed rate	$392	$2	$1	$—	$—	$148	$—	$543	$533
Interest rate	0.5%	8.9%	8.0%			0.3%
Variable rate (LIBOR)	$—	$—	$—	$85	$113	$141	$—	$339	$293
Margin over LIBOR				5.9%	6.1%	5.6%
Notes receivable in other assets:
Fixed rate	$12	$27	$—	$—	$—	$4	$—	$43	$41
Interest rate	7.8%	7.5%				0.0%
Variable rate (LIBOR)	$24	$—	$—	$—	$1	$25	$—	$50	$9
Margin over LIBOR	12.8%				1.9%	0.0%

      We consolidate all assets and liabilities of the Vésper Operating Companies, including bank loans and capital lease obligations. Bank loans totaled $66 million at September 30, 2002, of which $16 million is payable in fiscal 2005 and $50 million is payable in fiscal 2006. The bank loans bear interest at variable rates, based on the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5%. Capital lease obligations totaled $42 million at September 30, 2002. The aggregate maturities on the capital lease obligations over the next three years from fiscal 2003 through 2005 are $14 million, $22 million and $6 million, respectively. The capital lease obligations bear interest at fixed interest rates, ranging from 11.25% to 14.5%. The fair values of bank loans and capital lease obligations will change as interest rates change. Interest expense will be affected by changes in the CDI.

      Equity Price Market Risk. We hold marketable securities and derivative instruments subject to equity price risk. Available-for-sale equity securities and derivative instruments recorded at fair value under FAS 115 and FAS 133, respectively, subject us to equity price risk. The recorded values of marketable equity securities increased to $155 million at September 30, 2002 from $122 million at September 30, 2001. As of September 30, 2002, one equity position constituted approximately 71% of the fair value of the marketable securities portfolio. The recorded value of derivative instruments subject to FAS 133 at September 30, 2002 was $1 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      We received a warrant in connection with the Leap Wireless spin-off to purchase Leap Wireless common stock at $6.11 per share. At September 30, 2002, we were entitled to purchase 3,375,000 shares of Leap Wireless common stock (see Note 1 to the Consolidated Financial Statements for a description of our accounting policy for this instrument). The warrant’s remaining value at September 30, 2002 was insignificant, as compared to the $49 million value at September 2001. The estimated fair value of the warrant is directly correlated to movements in the price of the Leap Wireless common stock. The warrant is held for purposes other than trading. During fiscal 2002, we recorded $59 million in losses on derivative instruments, primarily related to this warrant.

      We strategically invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. During fiscal 2002 and 2001, many high-technology stocks experienced significant decreases in value, negatively affecting the fair values of our available-for-sale equity securities and derivative instruments. Investment concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the overall price volatility. A 10% decrease in the market price of our marketable equity securities at September 30, 2002 would cause a corresponding 10% decrease in the carrying amounts of these securities.

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

      Foreign Exchange Market Risk. See Note 1 to the Consolidated Financial Statements for a description of our foreign currency accounting policies. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of forward contracts. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. At September 30, 2002, no foreign currency forward contracts were outstanding.

      Financial instruments held by consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could experience unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While we may hedge certain transactions with non-United States customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies.

      We are exposed to foreign exchange risk related to our consolidation of the Vésper Operating Companies. We report our financial statements in U.S. dollars. The Vésper Operating Companies account for the majority of their transactions in Brazilian real, and their results are translated into U.S. dollars during and at the end of the fiscal quarter. In addition, the Vésper Operating Companies capital lease commitments are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Brazilian real could have a material effect on the Vésper Operating Companies and on us. A significant devaluation of the Brazilian real has occurred in the past and may occur again the future. At September 30, 2002, a 10% weakening of the U.S. dollar relative to the Brazilian real would result in a decrease in net income of approximately $16 million for the year ended September 30, 2002.

      Finance receivables and notes receivable from international carriers that do not use the United States dollar as their functional currencies subject us to credit risk. Because our financing is dollar denominated, any significant change in the value of the dollar against the debtors’ functional currencies could result in an increase in the debtor’s cash flow requirements and could thereby affect our ability to collect our receivables. At September 30, 2002, finance receivables from international customers totaled $817 million.

      Our analysis methods used to assess and mitigate risk discussed above should not be considered projections of future risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements at September 30, 2002 and 2001 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-43.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2003 (the “Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

ITEM 14.	CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included. See Exhibit 99.3 for financial statements required under Article 3.09 of Regulation S-X.

(b) Exhibits:

Exhibit
Number	Description

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper Sao Paulo S.A., Vésper S.A., Vésper Holding Sao Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper Sao Paulo Cayman and Vésper Holding, Ltd.(1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd.(1)
2.4	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000 among the Company, Falcon Acquisition Corporation and SnapTrack, Inc.(25)
3.1	Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(7)(24)
3.3	Certificate of Designation of Preferences.(12)
3.4	Bylaws.(2)
3.5	Amendment of the Bylaws.(14)
10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(2)(11)
10.2	1991 Stock Option Plan, as amended.(11)(16)
10.4	Form of Supplemental Stock Option Grant under the 1991 Stock Option Plan.(2)(11)
10.5	1991 Employee Stock Purchase Plan.(11)(16)
10.6	Form of Employee Stock Purchase Plan Offering under the 1991 Employee Stock Purchase Plan.(2)(11)
10.11	CDMA Technology Agreement and related Patent License Agreement, each dated July 3, 1990 between the Company and American Telephone & Telegraph Company.(2)(3)
10.12	DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)
10.14	401(k) Plan.(2)
10.15	Amendments dated January 15, 1992 and February 7, 1992 to that certain Technology Agreement dated July 3, 1990 with American Telephone & Telegraph Company.(4)
10.16	Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)
10.17	Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).(11)(12)
10.18	Form of Stock Option Grant under the Directors’ Plan, with related schedule.(6)(11)
10.20	Contract dated March 18, 1994 between the Company and Globalstar, L.P.(7)(8)
10.21	Executive Retirement Matching Contribution Plan, as amended.(11)(23)
10.22	1996 Non-qualified Employee Stock Purchase Plan.(10)(11)
10.23	Stockholder Rights Plan.(9)

Exhibit
Number	Description

10.26	Warrant dated as of September 23, 1998 issued to the Company by Leap Wireless International, Inc.(15)
10.27	Credit Agreement dated as of September 23, 1998 between the Company and Leap Wireless International, Inc.(15)
10.28	Master Agreement Regarding Equipment Procurement dated as of September 23, 1998 between the Company and Leap Wireless International, Inc.(15)
10.29	1998 Non-Employee Director’s Stock Option Plan.(11)(16)
10.32	Multi-Product License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(18)
10.33	Subscriber Unit License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(18)
10.34	Settlement Agreement and Mutual Release between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(18)
10.36	Amendment No. 1 dated as of May 24, 1999 to the Asset purchase Agreement dated as of March 24, 1999 between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson (publ).(19)
10.37	Amendment to Stockholder Rights Plan dated November 15, 1999.(20)
10.38	Credit Agreement dated as of May 5, 2000 between Globalstar, L.P. and the Company.(21)
10.39	2001 Stock Option Plan.(26)
10.40	Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(26)
10.41	2001 Employee Stock Purchase Plan.(26)
10.42	2001 Non-Employee Directors’ Stock Option Plan.(26)
10.43	Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(26)
10.44	Bridge Loan Agreement dated as of May 27, 1999 with Amendments thereto, among QUALCOMM Incorporated, as lender, and PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C. V., as Borrower, and CITIBANK, N.A., as administrative agent for Lender, and SOCIETE GENERALE, as Syndication Agent, and ABN AMRO BANK N.V., as Documentation Agent.(28)
10.45	Common Agreement dated December 15, 1998, among PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., PEGASO PCS, S.A. DE C.V., PEGASO TELECOMUNICACIONES, S.A. DE C.V., PEGASO RECURSOS HUMANOS. S.A. DE C.V. and CITIBANK, NA., as Intercreditor Agent, and CITIBANK MEXICO, S.A., GRUPO FINANCIERO CITIBANK, as Collateral Agent and CITIBANK INTERNATIONAL PLC, as Alcatel Administrative Agent, N.A., and ABN AMRO BANK N.V., as QUALCOMM Administrative Agent.(28)
10.46	Credit Agreement dated as of September 25, 1998 with Amendments thereto, among QUALCOMM Incorporated, as lender, PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., as borrower.(28)
10.47	Second Bridge Interest Capitalization Letter, dated as of January 28, 2002, by and among the Company, Pegaso Communicaciones y Sistemas S. A. de C.V., Pegaso Telecomunicaciones, S. A. de C. V., Pegaso PCS, S. A. de C. V., Pegaso Recursos Humanos, S. A. de C. V., Pegaso Finanzas, S. A. de C. V., and Pegaso Finco I, S. A. de C. V.(30)

Exhibit
Number	Description

10.48	Interim Funding Agreement, dated as of January 16, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas, S. A. de C. V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L. M. Ericsson (Publ), ABN Amro Bank N. V. and Alcatel.(30)
10.49	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 16, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas S. A. de C. V., the other members of the Borrower Group, Telefonaktiebolaget L. M. Ericsson (Publ) and ABN Amro Bank N. V.(30)
10.50	Amended and Restated Interim Funding Agreement, dated as of April 26, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas, S. A. de C. V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L. M. Ericsson (Publ), ABN Amro Bank N. V. and Alcatel.(31)
10.51	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of April 26, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas S. A. de C. V., the other members of the Borrower Group, Telefonaktiebolaget L. M. Ericsson (Publ) and ABN Amro Bank N. V.(31)
10.52	Amendment No. 7 to the Bridge Loan Agreement, dated as of September 10, 2002, by and among QUALCOMM Incorporated, as Lender, Pegaso Comunicaciones y Sistemas, S.A. de C.V., as Borrower, and CITIBANK, N.A., as Administrative Agent for Lender and the other signatories thereto.
10.53	Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 10, 2002, by and among the Company, Pegaso Comunicaciones y Sistemas, S.A. de C.V., the other members of the Borrower Group, Telefonaktiebolaget L.M. Ericsson (Publ) and ABN AMRO Bank N.V.
21	Subsidiaries of the Registrant.(27)
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to page 51.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
99.3	Financial Statements of Vésper Holding, Ltd. and Subsidiaries for the period from January 1, 2001 through November 13, 2001 (date of QUALCOMM Incorporated’s acquisition of a controlling interest in Vésper Holding, Ltd. and Subsidiaries) and for the year ended December 31, 2000.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(3)	Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated December 12, 1991.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

(5)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(8)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated July 7, 1994.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 26, 1995.

(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-2750) filed on March 25, 1996.

(11)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-26069).

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(15)	Filed as an exhibit to the Registration Statement on Form 10, as amended, initially filed on July 1, 1998 by Leap Wireless International, Inc. (File No. 0-29752).

(16)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-69457) filed on December 22, 1998.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 1999.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1999.

(21)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Globalstar Telecommunications Limited for the quarter ended March 31, 2000.

(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 1999.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2000.

(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001. The compensatory plan contract or arrangement of which the Company’s directors and named executive officers may participate.

(27)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on November 28, 2001.

(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(31)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 26, 2002

QUALCOMM Incorporated

By	/s/ IRWIN MARK JACOBS

Irwin Mark Jacobs,
Chief Executive Officer and Chairman

POWER OF ATTORNEY

      Know all persons by these presents, that each person whose signature appears below constitutes and appoints Irwin Mark Jacobs and William E. Keitel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Registrant in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ IRWIN MARK JACOBS Irwin Mark Jacobs	Chief Executive Officer and Chairman (Principal Executive Officer)	November 26, 2002

/s/ WILLIAM E. KEITEL William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2002

/s/ RICHARD C. ATKINSON Richard C. Atkinson	Director	November 26, 2002

/s/ ADELIA A. COFFMAN Adelia A. Coffman	Director	November 26, 2002

/s/ DIANA LADY DOUGAN Diana Lady Dougan	Director	November 26, 2002

/s/ ROBERT E. KAHN Robert E. Kahn	Director	November 26, 2002

/s/ JEROME S. KATZIN Jerome S. Katzin	Director	November 26, 2002

/s/ DUANE A. NELLES Duane A. Nelles	Director	November 26, 2002

/s/ PETER M. SACERDOTE Peter M. Sacerdote	Director	November 26, 2002

/s/ FRANK SAVAGE Frank Savage	Director	November 26, 2002

/s/ BRENT SCOWCROFT Brent Scowcroft	Director	November 26, 2002

/s/ MARC I. STERN Marc I. Stern	Director	November 26, 2002

/s/ RICHARD SULPIZIO Richard Sulpizio	Director	November 26, 2002

CERTIFICATIONS

      I, Irwin Mark Jacobs, certify that:

1. I have reviewed this annual report on Form 10-K of QUALCOMM Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 26, 2002

/s/ IRWIN MARK JACOBS

Irwin Mark Jacobs,
Chief Executive Officer and Chairman

      I, William E. Keitel, certify that:

1. I have reviewed this annual report on Form 10-K of QUALCOMM Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 26, 2002

/s/ WILLIAM E. KEITEL

William E. Keitel,
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of QUALCOMM Incorporated

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 64 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries (the “Company”) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue and adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” during the year ended September 30, 2001.

PRICEWATERHOUSECOOPERS LLP

San Diego, California

November 6, 2002, except for Note 15
which is as of November 21, 2002

QUALCOMM Incorporated

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS

	September 30,

	2002	2001*

Current assets:
Cash and cash equivalents	$1,406,704	$1,388,602
Marketable securities	1,387,915	894,577
Accounts receivable, net	536,950	517,557
Finance receivables, net	388,396	10,345
Inventories, net	88,094	95,863
Other current assets	132,707	147,814

Total current assets	3,940,766	3,054,758
Marketable securities	381,630	297,333
Finance receivables, net	442,934	674,391
Other investments	276,414	245,220
Property, plant and equipment, net	686,283	431,396
Goodwill, net	344,803	585,046
Other assets	436,691	381,589

Total assets	$6,509,521	$5,669,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$209,418	$106,433
Payroll and other benefits related liabilities	126,005	117,795
Unearned revenue	183,482	184,461
Other current liabilities	156,081	112,300

Total current liabilities	674,986	520,989
Unearned revenue	259,995	295,005
Long-term debt	94,288	235
Other liabilities	43,756	35,202

Total liabilities	1,073,025	851,431

Commitments and contingencies (Notes 3, 4 and 11)
Minority interest in consolidated subsidiaries	44,540	5,887

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at September 30, 2002 and 2001	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 778,549 and 763,289 shares issued and outstanding at September 30, 2002 and 2001	79	76
Paid-in capital	4,918,202	4,791,559
Retained earnings	604,624	244,947
Accumulated other comprehensive loss	(130,949)	(224,167)

Total stockholders’ equity	5,391,956	4,812,415

Total liabilities and stockholders’ equity	$6,509,521	$5,669,733

*	As adjusted (Note 13)

See accompanying notes.

QUALCOMM Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended September 30,

	2002	2001*	2000*

Revenues:
Equipment and services	$2,203,610	$1,907,856	$2,525,595
Licensing and royalty fees	835,950	771,930	671,185

	3,039,560	2,679,786	3,196,780

Operating expenses:
Cost of equipment and services revenues	1,137,360	1,035,103	1,507,122
Research and development	451,678	414,760	340,407
Selling, general and administrative	508,644	367,155	342,940
Amortization of goodwill and other acquisition-related intangible assets	259,196	255,230	145,643
Purchased in-process technology	—	—	60,030
Asset impairment and related charges	459	518,026	45,743
Other	8,955	50,825	32,257

Total operating expenses	2,366,292	2,641,099	2,474,142

Operating income	673,268	38,687	722,638
Interest expense	(25,731)	(10,235)	(4,923)
Investment (expense) income, net (Note 6)	(186,412)	(317,091)	446,126
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	—	(13,039)
Other (Note 4)	—	(167,001)	(2,062)

Income (loss) before income taxes and accounting changes	461,125	(455,640)	1,148,740
Income tax expense	(101,448)	(104,501)	(526,594)

Income (loss) before accounting changes	359,677	(560,141)	622,146
Accounting changes, net of tax (Note 1)	—	(17,937)	—

Net income (loss)	$359,677	$(578,078)	$622,146

Basic net earnings (loss) per common share:
Income (loss) before accounting changes	$0.47	$(0.74)	$0.87
Accounting changes, net of tax	—	(0.02)	—

Net income (loss)	$0.47	$(0.76)	$0.87

Diluted net earnings (loss) per common share:
Income (loss) before accounting changes	$0.44	$(0.74)	$0.79
Accounting changes, net of tax	—	(0.02)	—

Net income (loss)	$0.44	$(0.76)	$0.79

Shares used in per share calculations:
Basic	770,887	755,969	717,205

Diluted	809,329	755,969	800,121

*	As adjusted (Note 13)

See accompanying notes.

QUALCOMM Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30

	2002	2001*	2000*

Operating Activities:
Net income (loss)	$359,677	$(578,078)	$622,146
Depreciation and amortization	394,257	319,811	243,842
Purchased in-process technology	—	—	60,030
Asset impairment and related charges and credits	459	746,330	59,806
Net realized gains on marketable securities and other investments	(2,010)	(70,146)	(270,132)
Change in fair values of derivative investments	58,408	243,308	—
Other-than-temporary losses on marketable securities and other investments	230,491	198,398	—
Minority interest in (loss) income of consolidated subsidiaries	(52,498)	3,769	6,264
Equity in losses of investees	86,958	185,060	63,182
Non-cash income tax expense	12,394	29,948	481,621
Accounting changes, net of tax	—	17,937	—
Other non-cash charges and credits	24,057	(44,611)	16,066
Increase (decrease) in cash resulting from changes in:
Net purchases of trading securities	(2,036)	—	—
Accounts receivable, net	(4,544)	69,541	233,281
Finance receivables, net	(146,800)	(354,140)	(372,072)
Inventories, net	11,187	(40,735)	(68,776)
Other assets	4,448	27,519	(29,757)
Trade accounts payable	411	(13,838)	(164,756)
Payroll, benefits, and other liabilities	31,565	(67,440)	(99,976)
Unearned revenue	(38,457)	18,858	10,012

Net cash provided by operating activities	967,967	691,491	790,781

Investing Activities:
Capital expenditures	(141,578)	(114,191)	(163,182)
Purchases of wireless licenses	—	(83,774)	—
Purchases of available-for-sale securities	(1,754,055)	(1,182,698)	(993,512)
Proceeds from sale of available-for-sale securities	1,049,404	977,285	571,492
Purchases of held-to-maturity securities	(188,846)	(301,870)	(1,392,310)
Maturities of held-to-maturity securities	257,371	973,879	1,218,189
Issuance of notes receivable	(3,914)	(225,747)	(214,267)
Collection of notes receivable	16,202	15,581	229,654
Proceeds from sale of businesses	—	—	246,990
Proceeds from sale of other investments	9,374	26,730	—
Other investments and acquisitions	(320,655)	(246,538)	(273,668)
Other items, net	7,274	11,921	5,963

Net cash used by investing activities	(1,069,423)	(149,422)	(764,651)

Financing Activities:
Net borrowings under bank lines of credit	—	—	(112,000)
Net proceeds from issuance of common stock	119,671	132,690	143,768
Repurchase and retirement of common stock	(5,773)	—	—
Proceeds from minority shareholders in consolidated subsidiary	10,000	—	—
Proceeds from the issuance of long-term debt	16,896	501	—
Payments on long-term debt	(20,187)	(620)	(4,826)
Other items, net	—	1,014	678

Net cash provided by financing activities	120,607	133,585	27,620

Effect of exchange rate changes on cash	(1,049)	(3,923)	3,105

Net increase in cash and cash equivalents	18,102	671,731	56,855
Cash and cash equivalents at beginning of year	1,388,602	716,871	660,016

Cash and cash equivalents at end of year	$1,406,704	$1,388,602	$716,871

*	As adjusted (Note 13)

See accompanying notes.

QUALCOMM Incorporated

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock				Comprehensive	Total
			Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance at September 30, 1999	646,363	$65	$2,587,899	$200,879	$82,912	$2,871,755

Components of comprehensive income:
Net income*	—	—	—	622,146	—	622,146
Foreign currency translation	—	—	—	—	2,756	2,756
Change in unrealized gain on securities, net of income taxes of $45,185	—	—	—	—	67,216	67,216
Reclassification adjustment for net realized gains included in net income, net of income taxes of $108,593	—	—	—	—	(161,539)	(161,539)

Total comprehensive income						530,579

Exercise of stock options and warrants	22,101	2	109,825	—	—	109,827
Tax benefit from exercise of stock options	—	—	217,846	—	—	217,846
Issuance for Employee Stock Purchase and Executive Retirement Plans	749	—	31,186	—	—	31,186
Stock-based compensation expense	—	—	25,400	—	—	25,400
Shares issued for business acquisitions	5,815	1	1,036,940	—	—	1,036,941
Issuance of common stock upon conversion of Trust Convertible Preferred Securities	72,623	7	644,722	—	—	644,729

Balance at September 30, 2000*	747,651	75	4,653,818	823,025	(8,655)	5,468,263

Components of comprehensive loss:
Net loss*	—	—	—	(578,078)	—	(578,078)
Foreign currency translation	—	—	—	—	(39,515)	(39,515)
Change in unrealized loss on securities, net of income taxes of $42,551	—	—	—	—	(222,931)	(222,931)
Reclassification adjustment for net realized gains included in net loss, net of income taxes of $18,181	—	—	—	—	(27,044)	(27,044)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net loss, net of income taxes of $47,092	—	—	—	—	70,053	70,053
Reclassification adjustment for losses included in accounting change, net of income taxes of $2,638	—	—	—	—	3,925	3,925

Total comprehensive loss						(793,590)

Exercise of stock options	14,831	1	92,051	—	—	92,052
Issuance for Employee Stock Purchase and Executive Retirement Plans	758	—	40,639	—	—	40,639
Stock-based compensation expense	—	—	2,661	—	—	2,661
Shares issued for business acquisitions	49	—	—	—	—	—
Adjustment to spin-off of Leap Wireless (Note 15)	—	—	2,390	—	—	2,390

Balance at September 30, 2001*	763,289	76	4,791,559	244,947	(224,167)	4,812,415

Components of comprehensive income:
Net income	—	—	—	359,677	—	359,677
Foreign currency translation	—	—	—	—	(15,225)	(15,225)
Change in unrealized loss on securities	—	—	—	—	(85,714)	(85,714)
Reclassification adjustment for net realized gains included in net income, net of income taxes of $524	—	—	—	—	(11,620)	(11,620)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income	—	—	—	—	205,777	205,777

Total comprehensive income						452,895

Exercise of stock options	14,325	2	81,369	—	—	81,371
Tax benefit from exercise of stock options	—	—	10,606	—	—	10,606
Issuance for Employee Stock Purchase and Executive Retirement Plans	1,145	1	38,302	—	—	38,303
Repurchase and retirement of common stock	(210)	—	(5,773)	—	—	(5,773)
Stock-based compensation expense	—	—	2,139	—	—	2,139

Balance at September 30, 2002	778,549	$79	$4,918,202	$604,624	$(130,949)	$5,391,956

*	As adjusted (Note 13)

See accompanying notes.

QUALCOMM Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

The Company

      QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services based on its Code Division Multiple Access (CDMA) technology. The Company licenses its CDMA technology and receives license fees and ongoing royalty payments on the sale of equipment by domestic and international wireless telecommunications equipment suppliers.

      The Company is also a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. The Company provides integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers.

      The Company provides satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies, private fleets and heavy equipment fleets. The Company designs, manufactures and distributes products and provides services for its satellite-based and terrestrial-based mobile communications systems throughout parts of the world. Transportation companies, private fleets and heavy equipment fleets use the Company’s products to communicate with drivers, monitor vehicle location, provide automated driver logs and fuel tax reporting and provide customer service. The Company also integrates the mobile data with operations software, such as dispatch, payroll and accounting, so end-users can manage their information and operations.

      The Company provides the BREW (Binary Runtime Environment for Wireless) product and services to network operators, handset manufacturers and application developers with the systems and support for developing and delivering wireless applications and services. The BREW product and services include the BREW SDK (software development kit) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, and the BREW Distribution System that enables network operators to get applications from developers to market and coordinate the billing and payment process. The BREW platform is an application execution environment that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others outside of the Company.

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

Fiscal Year

      The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the fiscal years ended September 30, 2002, 2001, and 2000 include 52 weeks,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

53 weeks, and 52 weeks, respectively. For presentation purposes, the Company presents its fiscal years as ending on September 30.

Revenue Recognition

      The Company derives revenue principally from royalties, from sales of integrated circuit products, from services and related hardware sales, from software development and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which the Company adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. The Company recorded a $147 million loss, net of taxes of $98 million, as the cumulative effect of the accounting change as of the beginning of fiscal 2001 to reflect the deferral of revenue and expenses related to future periods. The Company recognized $66 million and $95 million during fiscal 2002 and 2001, respectively, in income before income taxes and accounting changes related to revenue and expense that was recognized in prior years. The Company continues to monitor developments in Emerging Issues Task Force discussions of Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and Issue 02-G, “Recognition of Revenue from Licensing Arrangements on Intellectual Property,” to determine what, if any, impact a final consensus may have on the Company’s revenue recognition policy.

      The unaudited pro forma effect of the adoption of SAB 101 on the Company’s fiscal 2000 results of operations, assuming SAB 101 had been adopted in that year, is as follows (in thousands, except per share data):

2000*

(unaudited)
Net income	$595,116

Basic earnings per common share	$0.83

Diluted earnings per common share	$0.75

*	As adjusted (Note 13)

      The Company licenses rights to use its intellectual property portfolio, which includes patent rights to use cdmaOne, CDMA2000, CDMA2000 1X, CDMA2000 1xEV-DO, TD-SCDMA and WCDMA technologies. Licensees typically pay a non-refundable license fee and on-going royalties on their sales of products incorporating the Company’s intellectual property. License fees are generally recognized over the estimated period of future benefit to the average licensee, typically five to seven years. The Company generally recognizes royalty revenue as earned when reasonable estimates of such amounts can be made. Certain royalty revenues are accrued based on estimates prior to the reporting of such revenues by the licensees. Estimates of royalty revenues are based on analyses of historical royalty data by licensee, the relationship between the timing of the Company’s sales of integrated circuits to its licensees and its licensees’ sales of CDMA phones and infrastructure equipment, average sales price forecasts, and current market and economic trends. When the Company’s licensees report royalties for which the Company accrued revenues based on estimates, the Company adjusts revenues for the period in which the reports are received.

      Revenues from sales of the Company’s CDMA-based integrated circuits are recognized at the time of shipment, or when title and risk of loss passes to the customer, if later. Revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

software products are recognized ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years, as the messaging service is considered integral to the functionality of the hardware and software.

      Revenues from providing services are recorded when earned. Revenues from long-term contracts are generally recognized using the percentage-of-completion method of accounting, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as unearned revenue. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is relatively short, the Company uses the completed-contract method.

      Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements and defers revenue for the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the only undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair value of deliverable elements. The amount or timing of the Company’s software license revenue may differ as a result of changes in these judgments or estimates.

      Unearned revenue consists primarily of fees related to software products and other intellectual property for which delivery is not yet complete and to hardware products sales contracted with a continuing service obligation. Unearned revenue attributable to hardware product sales with a continuing service obligation is recognized ratably over the shorter of the estimated useful life of the hardware product or the expected service period, which is typically five years.

Concentrations

      A significant portion of the Company’s revenues are concentrated with a limited number of customers as the worldwide market for wireless telephone systems and products is dominated by a small number of large corporations and government agencies. During fiscal 2002 and 2001, sales to two South Korean customers and one Japanese customer by the QCT, QTL and other nonreportable segments (Note 12) comprised 41% and 37% of consolidated revenues, respectively. During fiscal 2000, sales to one South Korean customer by the QCT and QTL segments comprised 11% of consolidated revenues. At September 30, 2002 and 2001, accounts receivable from two South Korean customers comprised 23% and 25% of net receivables, respectively.

      Revenues from international customers were approximately 70%, 65% and 47% of total revenues in fiscal 2002, 2001 and 2000, respectively.

Research and Development

      Costs incurred in research and development activities are expensed as incurred, except certain software development costs capitalized after technological feasibility of the software is established.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

      Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

Income Taxes

      The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted.

      The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper and government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.

Marketable Securities

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax, unless the Company provides a valuation allowance against the tax benefit or liability resulting from the loss or gain. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

      The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. The Company also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve its operating results. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment (expense) income.

Allowances for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonable assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

      The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of entities it has financed to make required payments. The Company evaluates the adequacy of allowances for doubtful finance and note receivables based on analyses of the financed entities’ credit-worthiness, current economic trends or market conditions, review of the entities’ current and projected financial and operational information, and consideration of the fair value of collateral to be received, if applicable. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If the financial condition of the financed entities were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventories

      Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventory is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Buildings and building improvements are depreciated over thirty years and fifteen years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Other property, plant and equipment have useful lives ranging from two to eighteen years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

      Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed and the gain or loss is recorded.

Other Investments

Investments in Other Entities

      The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless carriers that promote the worldwide deployment of CDMA systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and other than minor to 50% ownership interests in partnerships and limited liability corporations, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis.

      The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, including its cash burn rate, market acceptance of the investee’s products/services as well as any

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new products or services that may be forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment (expense) income.

Derivatives

      The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires that certain derivative instruments be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies related to strategic investment and financing activities. The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998 (Leap Wireless Spin-off). At September 30, 2002 and 2001, the Company had the right to purchase 3,375,000 shares of Leap Wireless common stock under the warrant. The warrant’s value was insignificant at September 30, 2002, as compared to the estimated fair value of $49 million at September 30, 2001, calculated using the Black-Scholes option-pricing model.

      At September 30, 2002 and 2001, the Company’s derivative balances were included in other investments and none of the Company’s derivatives were designated as hedges.

•	Warrants

      The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment activities. The Company’s warrants are not held for trading purposes. The Company’s warrants to purchase equity interests in certain publicly-traded and private companies are recorded at fair value. Changes in fair value are recorded in investment (expense) income, as a change in unrealized gain on derivative instruments because the warrants do not meet the requirements for hedge accounting.

      Warrants that do not have contractual net settlement provisions are recorded at cost. At September 30, 2002 and 2001, the Company’s warrant balances were included in other investments.

•	Forward Contracts

      The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Unrealized gains and losses arising from foreign currency forward contracts are reported in investment (expense) income as a change in fair values of derivative instruments because the forward contracts are not designated as hedging instruments. Upon settlement of the foreign currency forward contracts, the unrealized gains and losses are reclassified to net realized gains (losses) on derivative instruments. The Company had no foreign currency forward contracts outstanding as of September 30, 2002; one such contract was outstanding as of September 30, 2001. The amount of the unrealized loss as of September 30, 2001 was not material.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over its useful life, ranging from three to four years. The Company will no longer record goodwill amortization starting in fiscal 2003 as a result of the adoption of Statement of Financial Accounting Standards Board

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 142 (Note 1). Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from three to twenty years. Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers.

Valuation of Long-Lived and Intangible Assets

      The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Litigation

      The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates.

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

Foreign Currency

      Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to United States dollars at year-end exchange rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. The functional currency of the Company’s foreign investees that do not use local currencies is the United States dollar. Where the United States dollar is the functional currency, the monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of expense, gains and losses are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the statements of operations.

      During fiscal 2002, net foreign currency transaction losses included in the Company’s statements of operations were $11 million. During fiscal 2001 and 2000, net foreign currency transaction gains and losses included in the Company’s statements of operations were not material.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Components of accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,

	2002	2001

Foreign currency translation	$(79,762)	$(64,537)
Unrealized loss on marketable securities, net of income taxes	(51,187)	(159,630)

	$(130,949)	$(224,167)

Stock Splits

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

	Years Ended September 30,

	2002	2001	2000

Options	38,442	—	64,802
Trust Convertible Preferred Securities	—	—	18,114

	38,442	—	82,916

      The diluted share base for fiscal 2001 excluded the potential dilutive effect of 51,188,000 incremental shares related to outstanding stock options, calculated using the treasury stock method, due to their anti-dilutive effect as a result of the Company’s loss before accounting change.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Options outstanding during the years ended September 30, 2002, 2001 and 2000 to purchase approximately 40,845,000, 14,427,000, and 2,625,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. Net income in the computation of diluted EPS for fiscal 2000 was increased by $7 million, representing the assumed savings of distributions, net of taxes, on the Trust Convertible Preferred Securities (Note 7).

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

      FAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step (Step 1) is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this step. If Step 1 indicates potential impairment, the second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption). Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle in the first quarter 2003.

      The Company will adopt the provisions of FAS 142 in its first quarter of fiscal 2003. The Company has determined its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities allocable to those reporting units and has completed its Step 1 analysis. Based on its Step 1 analysis, the adoption of FAS 142 does not have a material impact on the Company’s financial position. The Company will no longer record goodwill amortization starting in fiscal 2003. The Company recorded $248 million, $244 million and $141 million in goodwill amortization expense during fiscal 2002, 2001 and 2000, respectively.

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not expect the adoption of FAS 144 to have a material impact on its operating results and financial position.

Note 2. Marketable Securities

      Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent

	September 30,		September 30,

	2002	2001	2002	2001

Held-to-maturity:
Certificates of deposit	$75,008	$290	$—	$—
Commercial paper	—	—	6,200	6,200
Corporate medium-term notes	93,774	227,022	89,418	99,698

	168,782	227,312	95,618	105,898

Available-for-sale:
Federal agencies	267,997	96,078	—	—
U.S. government securities	235,663	231,903	—	—
Corporate medium-term notes	295,670	216,512	—	—
Mortgage and asset-backed securities	289,537	115,095	—	—
Non-investment grade debt securities	—	—	259,196	76,681
Equity securities	130,266	7,677	24,956	114,754

	1,219,133	667,265	284,152	191,435

Trading:
Corporate convertible bonds	—	—	1,860	—

	—	—	1,860	—

	$1,387,915	$894,577	$381,630	$297,333

      As of September 30, 2002, the contractual maturities of debt securities were as follows (in thousands):

	Years to Maturity
					No Single
	Less than	One to	Five to	Greater than	Maturity
	One Year	Five Years	Ten Years	Ten Years	Date	Total

Held-to-maturity	$167,211	$90,989	$—	$—	$6,200	$264,400
Available-for-sale	50,460	777,736	221,935	8,396	289,536	1,348,063
Trading	—	1,860	—	—	—	1,860

	$217,671	$870,585	$221,935	$8,396	$295,736	$1,614,323

      Securities with no single maturity date include mortgage-backed securities and asset-backed securities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Available-for-sale securities were comprised as follows at September 30 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2002
Equity securities	$210,769	$18,520	$(74,067)	$155,222
Debt securities	1,343,703	21,535	(17,175)	1,348,063

Total	$1,554,472	$40,055	$(91,242)	$1,503,285

2001
Equity securities	$227,537	$3,388	$(108,494)	$122,431
Debt securities	790,793	16,070	(70,594)	736,269

Total	$1,018,330	$19,458	$(179,088)	$858,700

      The fair values of held-to-maturity debt securities at September 30, 2002 and 2001 approximate cost.

      In fiscal 2000, the Company purchased approximately 11,500,000 shares of the common stock of NetZero, Inc. (NetZero), representing a 9.9% interest, for $144 million in cash. NetZero was a publicly-traded company that provided Internet access and services to consumers and on-line direct marketing services to advertisers. Effective September 26, 2001, NetZero and Juno Online Services, Inc. completed a merger and became United Online, Inc. (United Online). The Company received 2,300,000 shares of United Online for its 11,500,000 shares of NetZero, representing an approximate 5.7% interest in United Online. During fiscal 2001, the Company recorded an other-than-temporary impairment charge of $134 million in investment (expense) income related to this investment. The fair value of the United Online investment was $22 million at September 30, 2002.

      In fiscal 2000, the Company purchased 308,000 units of Leap Wireless’ senior discount notes with detachable warrants for $150 million. The notes mature in April 2010 and bear interest at 14.5% payable beginning in 2005. The warrants entitle each holder to purchase 2.503 common shares per each senior discount note unit held. The exercise price is $96.80 per common share. Upon the adoption of FAS 133, the Company bifurcated the warrants from the senior discount notes and accounted for the warrants separately. The Company calculated the fair value of the warrants as of the purchase date using the Black-Scholes option pricing model and used the fair value to determine the warrants’ cost basis. The resulting adjustment between the cost basis and their fair value on the adoption date was recorded as an accounting change, net of tax, and subsequent changes in fair value of the warrants were recorded in investment (expense) income. In addition, the Company holds 489,000 shares of Leap Wireless’ common stock at September 30, 2002 and a warrant to purchase common stock issued to the Company in connection with its spin-off of Leap Wireless (Note 1). During fiscal 2002, management determined that declines in the market values of the Company’s investments in Leap Wireless were other than temporary when those values declined significantly as a result of unfavorable business developments. As a result, the Company recorded $162 million and $18 million in other-than-temporary losses on marketable securities for the notes and stock, respectively, during fiscal 2002. The Company also recorded $59 million and $213 million in losses related to changes in the fair values of Leap Wireless derivative investments for fiscal 2002 and 2001, respectively. The fair values of the senior discount notes and the common stock totaled $1 million, and the warrants had insignificant value at September 30, 2002.

      In fiscal 2000, the Company purchased 2,565,000 common shares of Korea Telecom Freetel Co., Ltd. (KTF), representing a 1.9% interest, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. The Company used the cost method to account for 1,924,000 of the common shares and approximately 1,388,000 shares under warrant through June 1, 2001, as those shares were restricted. Subsequent to that date, the Company used the fair value method to account for

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of the common shares and the warrants, recording changes in fair value as a component of comprehensive loss, net of tax, and investment (expense) income, respectively. Upon the adoption of FAS 133, the Company had bifurcated the warrants from the zero coupon bond and accounted for the warrants separately. The Company calculated the fair value of the warrants as of the purchase date using the Black-Scholes option pricing model and used the fair value to determine the warrants’ cost basis. Since only the warrants with unrestricted underlying shares met the definition of a derivative instrument at the time of adoption, the resulting adjustment between those warrants’ cost basis and their fair value on the adoption date was recorded as an accounting change, net of tax, and subsequent changes in fair value of the warrants were recorded in investment (expense) income. During the first quarter of fiscal 2002, KTF met certain obligations related to the commercial deployment of 1xEV-DO technology, and the Company was required to exercise the warrants. The exercise price of the warrants was paid by tendering the bond as payment in full. As a result of the exercise, the Company holds 4,416,000 common shares of KTF as of September 30, 2002. The fair value of the common shares was $110 million at September 30, 2002.

Note 3. Composition of Certain Financial Statement Captions

Accounts Receivable

	September 30,

	2002	2001

	(In thousands)
Trade, net of allowance for doubtful accounts of $21,647 and $15,756, respectively	$521,371	$493,930
Long-term contracts:
Billed	4,576	11,917
Unbilled	985	3,846
Other	10,018	7,864

	$536,950	$517,557

      At September 30, 2002, trade accounts receivable and the allowance for doubtful accounts included $39 million and $11 million, respectively, related to the consolidation of Vésper Holding Ltd. (Vésper Holding) (Note 13). Unbilled receivables represent costs and profits recorded in excess of amounts billable pursuant to contract provisions and are expected to be realized within one year.

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	September 30,

	2002	2001*

	(In thousands)
Finance receivables	$881,859	$1,388,684
Allowance for doubtful receivables	(50,529)	(703,948)

	831,330	684,736
Current maturities, net	388,396	10,345

Noncurrent finance receivables, net	$442,934	$674,391

*	As adjusted (Note 13)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During fiscal 2002, the Company wrote off $622 million in finance receivables from Globalstar L.P. (Note 4) against the allowance for doubtful receivables previously established. At September 30, 2002 and 2001, the fair value of finance receivables approximated $826 million and $685 million, respectively. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

      Maturities of finance receivables at September 30, 2002 were as follows (in thousands):

Fiscal Year Ending September 30,	Amount

2003	$391,653
2004	2,138
2005	1,413
2006	84,796
2007	112,935
Thereafter	288,924

$881,859

      Maturities after 2007 include finance receivables which have been fully reserved or which the Company has not or does not expect to receive payments in accordance with the scheduled maturities.

      At September 30, 2002, commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $473 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $127 million, if it occurs, is not subject to a fixed expiration date, however, on November 12, 2002, $9 million of this commitment was cancelled (Note 15). The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

Inventories

	September 30,

	2002	2001

	(In thousands)
Raw materials	$19,583	$18,251
Work-in-process	4,315	3,346
Finished goods	64,196	74,266

	$88,094	$95,863

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

	September 30,

	2002	2001

	(In thousands)
Land	$41,668	$38,093
Buildings and improvements	294,186	280,851
Computer equipment	348,208	283,293
Machinery and equipment	442,098	176,300
Furniture and office equipment	29,841	16,393
Leasehold improvements	53,769	44,990

	1,209,770	839,920
Less accumulated depreciation and amortization	(523,487)	(408,524)

	$686,283	$431,396

      Property, plant and equipment increased during fiscal 2002 primarily as a result of the acquisition of Vésper Holding (Note 13). Depreciation and amortization expense related to property, plant, and equipment for fiscal 2002, 2001, and 2000 was $133 million, $91 million and $109 million, respectively. At September 30, 2002 and 2001, buildings and improvements and leasehold improvements with a net book value of $86 million and $91 million, respectively, including accumulated depreciation and amortization of $43 million and $37 million, respectively, were leased or held for lease to third parties. Future minimum rentals, including the Kyocera rentals (Note 14), in each of the next three years from fiscal 2003 to 2005 are $21 million, $17 million and $4 million.

Intangible Assets

      At September 30, 2002 and 2001, goodwill was presented net of $634 million and $389 million in accumulated amortization, respectively. Goodwill amortization will cease beginning in fiscal 2003 (Note 1).

      At September 30, 2002 and 2001, intangible assets totaled $179 million and $121 million, respectively, net of $43 million and $21 million in accumulated amortization, respectively. During fiscal 2002, the Company acquired intangible assets, including wireless licenses, as a result of its acquisitions (Note 13); at September 30, 2002, these intangible assets totaled $62 million. During fiscal 2001, the Company acquired licenses in the Australian 3G wireless spectrum auctions for $84 million. The Company will begin amortizing the licenses in Australia, over their expected useful lives of 15 years when they become effective in October 2002.

      Capitalized software development costs were $24 million and $16 million, at September 30, 2002 and 2001, respectively. Accumulated amortization was $14 and $6 million at September 30, 2002 and 2001, respectively. Amortization expense related to capitalized software for fiscal 2002, 2001 and 2000 was $10 million, $1 million and $1 million, respectively.

Note 4. Investments in Other Entities

VeloCom, Inc.

      On November 29, 2001, the Company forgave $119 million under its debt facility with VeloCom, Inc. (VeloCom), an investor in Vésper Holding (Note 13) and converted its remaining $56 million convertible promissory note into equity securities of VeloCom (the VeloCom exchange) in conjunction with its acquisition of Vésper Holding. The VeloCom exchange increased the Company’s equity interest in VeloCom to 49.9%. The Company uses the equity method to account for its investment in VeloCom. At September 30,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, the Company’s investment in VeloCom was $33 million, net of the Company’s equity in VeloCom’s losses.

      VeloCom’s summarized financial information, derived from its unaudited financial statements, is as follows (in thousands):

September 30,
2002

Balance sheet:
Current assets	$3,922
Noncurrent assets	8,068

Total assets	$11,990

Current liabilities	$105

Total liabilities	$105

Redeemable preferred stock	$380,032

Income statement:
Net loss	$(48,634)

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. In addition, the Company advanced $10 million under a promissory note, bearing interest at 10% that matured on January 31, 2002. In April 2002, Inquam used a portion of the equity funding commitment from the Company to repay the promissory note. The Company uses the equity method to account for its investment in Inquam. At September 30, 2002, the Company’s investment in Inquam was $114 million, net of equity in losses, and $27 million of the equity funding commitment was outstanding. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next 12 months required for Inquam to realize the full value of its current operations. Remaining funding commitments from the Company and another investor are expected to be exhausted by March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of the Company’s investment in Inquam may be negatively affected.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Inquam’s summarized financial information, derived from its unaudited financial statements, is as follows (in thousands):

	September 30,

	2002	2001

Balance sheet:
Current assets	$60,083	$15,649
Noncurrent assets	265,631	94,909

Total assets	$325,714	$110,558

Current liabilities	$98,496	$7,085
Noncurrent liabilities	36,812	36,953

Total liabilities	$135,308	$44,038

Income statement:
Net revenues	$17,648	$6,162

Gross profit	(9,344)	1,056

Net loss	$(104,366)	$(28,676)

Reliance Infocomm Limited

      In December 2001, the Company agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless carrier in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop (WLL) with limited mobility, national long distance and international long distance services in India. The Company’s obligation to make this investment became subject to termination during fiscal 2002 because RIL failed to meet certain milestones. However, the Company may purchase the shares upon RIL’s completion of certain closing conditions. If the Company completes the investment, funding is likely to occur through September 2003. At September 30, 2002, the Company had not purchased any shares related to this agreement.

Globalstar L.P.

      Under now-terminated contracts with Globalstar L.P. (Globalstar), the Company designed, developed and manufactured subscriber products and ground communications systems utilizing CDMA technology and provided contract development services. Globalstar was formed to design, construct, and operate a worldwide, low-Earth-orbit satellite-based telecommunications system (the Globalstar System).

      Through partnership interests held in certain intermediate limited partnerships and other indirect interests, the Company owns an approximate 6.3% interest in Globalstar. The Company uses the equity method to account for its investment in Globalstar.

      On June 30, 2000, Globalstar defaulted on a $250 million bank facility that the Company partially guaranteed in 1996. As a result of this default, the Company’s guaranty was called, and the Company paid $22 million to the subject banks in full satisfaction of this guaranty plus interest. Pursuant to an agreement entered into in 1996, with respect to the original provision of this guaranty, the Company accepted a subordinated promissory note issued by Globalstar with a principal amount equal to the amount the Company paid under its guaranty. The promissory note bears interest at LIBOR plus 3%, and principal and interest are due and payable in full on June 30, 2003.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Starting in the first quarter of fiscal 2001, the Company decided to not recognize revenue on business with Globalstar related entities until cash is received. Revenues resulting from agreements with Globalstar and its consolidated subsidiaries for fiscal 2002, 2001 and 2000 were $4 million, $35 million and $219 million, respectively.

      On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximately $22 million payment for principal and interest due to QUALCOMM on January 15, 2001. Globalstar also announced its intent to restructure its debt. As a result, the Company recorded total net charges of $49 million in cost of revenues, $519 million in asset impairment and related charges, $10 million in investment expense and $58 million in other non-operating charges during fiscal 2001 related primarily to the impairment of certain assets. Globalstar filed for Chapter 11 bankruptcy protection during fiscal 2002. During fiscal 2002, the Company recorded net credits of $4 million in cost of revenues related to recoveries on assets impaired in fiscal 2001. The Company does not anticipate receiving any of the contractual amounts due from Globalstar. The Company did not recognize any interest income during fiscal 2002 or 2001 and does not anticipate recognition of any interest income in the future.

QUALCOMM Personal Electronics

      In fiscal 1994, a subsidiary of the Company and a subsidiary of Sony Electronics Inc. (Sony Electronics) entered into a general partnership, QUALCOMM Personal Electronics (QPE), to manufacture CDMA consumer equipment for wireless applications. The Company owns 51% of QPE and consolidates QPE in its financial statements. In February 2000, the Company sold its terrestrial-based CDMA wireless consumer phone business (Note 14). As a result, QPE has no on-going operations.

      During fiscal 2001, QPE distributed certain assets to its owners based on their pro-rata ownership interests. Sony Electronics’ 49% share of the distribution reimbursed the Company for cash advanced to and the forgiveness of receivables from Sony Electronics in February 2000 related to the sale of the Company’s terrestrial-based CDMA wireless consumer phone business (Note 14). The distribution by QPE reduced the minority interest liability to Sony Electronics and a related receivable included in other current assets by $40 million. During fiscal 2000, QPE sales to Sony Electronics and purchases of inventory and capital equipment from Sony Electronics and other Sony affiliates were not material. At September 30, 2002 and 2001, there were no outstanding accounts receivable from Sony Electronics.

Other

      Other strategic investments as of September 30, 2002 and 2001, amounted to $130 million and $184 million, respectively, including $73 million and $80 million, respectively, accounted for using the cost method. The fair values of cost method investments approximate their recorded values. At September 30, 2002, effective ownership interests in the investees ranged from 1% to 50%.

      Summarized financial information regarding our principal equity investments, excluding both Vésper and Wireless Knowledge (Note 13), derived from their unaudited financial statements, follows. These investments

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are noncontrolling interests in venture capital funds. Information is presented in the aggregate, and net (loss) income is generally presented from the acquisition date (in thousands):

	September 30,

	2002	2001

Current assets	$59,625	$43,254
Noncurrent assets	65,742	69,832

Total assets	$125,367	$113,086

Current liabilities	$257	$87

Total liabilities	$257	$87

	September 30,

	2002	2001	2000

Net (loss) income	$(15,259)	$14,555	$(5,828)

      Funding commitments related to these investments total $30 million at September 30, 2002, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 5. Debt and Lease Obligations

      The Company consolidates all assets and liabilities of Vésper Holding (Note 13), including bank loans and capital lease obligations. The balances of these loans and obligations at September 30, 2002 were $66 million and $42 million, respectively. At September 30, 2002, the fair values of these loans and obligations approximated $42 million and $36 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 19% at September 30, 2002). The lease obligations bear interest at rates ranging from 11.25% to 14.5%. The aggregate amounts of debt maturities and minimum capital lease payments in each of the next four years from fiscal 2003 through 2006 are $14 million, $22 million, $22 million, and $50 million, respectively. These debt facilities are collateralized by certain assets of Vésper Holding. The current and long-term portions of these debt facilities are included in other current liabilities and other liabilities, respectively.

      Cash amounts paid for interest were $22 million, $11 million and $5 million in fiscal 2002, 2001 and 2000, respectively. Cash paid for interest in fiscal 2002 is primarily related to the Vésper Holding bank loans and capital leases. Cash paid for interest in fiscal 2001 included $8 million related to an arbitration decision against the Company.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Investment (Expense) Income

      Investment (expense) income for the years ended September 30 was comprised as follows (in thousands):

	2002	2001*	2000*

Interest income	$134,937	$243,298	$245,440
Net realized gains on marketable securities	11,956	63,420	270,132
Net realized (losses) gains on other investments	(9,480)	6,267	—
Net realized (losses) gains on derivative instruments	(466)	459	—
Other-than-temporary losses on marketable securities	(205,811)	(147,649)	—
Other-than-temporary losses on other investments	(24,680)	(50,749)	—
Change in fair values of derivative instruments	(58,408)	(243,308)	—
Minority interest in loss (income) of consolidated subsidiaries	52,498	(3,769)	(6,264)
Equity in losses of investees	(86,958)	(185,060)	(63,182)

	$(186,412)	$(317,091)	$446,126

*	As adjusted (Note 13)

Note 7. Trust Convertible Preferred Securities of Subsidiary

      In February 1997, QUALCOMM Financial Trust I (the Trust), the Company’s wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a private placement of $660 million of 5 3/4% Trust Convertible Preferred Securities. The sole assets of the Trust were QUALCOMM Incorporated 5 3/4% Convertible Subordinated Debentures due February 24, 2012. Distributions on the Trust Convertible Preferred Securities were payable quarterly by the Trust. As a result of the Leap Wireless Spin-off in September 1998, and pursuant to a resolution of the Board of Directors of QUALCOMM, each QUALCOMM Trust Convertible Preferred Security was convertible, subject and pursuant to the terms of the Convertible Subordinated Debentures, into both QUALCOMM common stock and Leap Wireless common stock at the rate of 5.5056 and 0.17205 shares, respectively, for each QUALCOMM Trust Convertible Preferred Security. The Trust Convertible Preferred Securities were subject to mandatory redemption on February 24, 2012, at a redemption price of $50 per preferred security. The Company had the right to convert the Trust Convertible Preferred Securities, in whole or in part, on or after March 4, 2000. The Company was required to pay a premium over the initial conversion price if securities were converted prior to March 4, 2002. During fiscal 2000, all remaining Trust Convertible Preferred Securities were converted into approximately 72,623,000 shares of common stock.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes

      The components of income tax provision for the years ended September 30 were as follows (in thousands):

	2002	2001	2000

Current provision:
Federal	$5,377	$274,316	$289,135
State	7,989	69,640	54,423
Foreign	85,903	77,276	62,385

	99,269	421,232	405,943

Deferred (benefit) provision:
Federal	(22)	(279,730)	97,522
State	2,201	(37,001)	23,129

	2,179	(316,731)	120,651

	$101,448	$104,501	$526,594

      The following is a reconciliation from the expected statutory federal income tax provision to the Company’s actual income tax provision for the years ended September 30 (in thousands):

	2002	2001*	2000*

Expected income tax provision at federal statutory tax rate	$161,394	$(159,474)	$402,059
State income tax (benefit) provision, net of federal benefit	23,978	(23,693)	59,734
Goodwill amortization and purchased in-process technology	96,642	95,728	79,811
Other permanent differences	7,649	6,567	8,382
Foreign differential	19,910	11,904	16,125
Valuation allowance	(179,324)	192,551	12,016
Tax credits	(25,788)	(28,549)	(43,035)
Alternative Minimum Tax	—	4,165	—
Other	(3,013)	5,302	(8,498)

Actual income tax provision	$101,448	$104,501	$526,594

*	As adjusted (Note 13)

      The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $455 million of undistributed earnings for certain non-United States subsidiaries. The Company considers the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. Should the Company have to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At September 30, 2002 and 2001, the Company had net deferred tax assets as follows (in thousands):

	2002	2001*

Accrued liabilities	$280,706	$451,912
Deferred revenue	170,608	186,094
Unrealized loss on marketable securities	35,600	71,988
Unused net operating losses	458,742	184,725
Tax credits	431,413	324,793
Unrealized loss on investments	247,930	109,070

Total gross assets	1,624,999	1,328,582
Valuation allowance	(1,523,044)	(1,227,457)

Total net deferred assets	101,955	101,125

Purchased intangible assets	(4,022)	(7,319)
Deferred contract costs	(42,173)	(42,524)
Unrealized gain on marketable securities	(15,022)	(7,817)
Other basis differences	(33,889)	(36,434)

Total deferred liabilities	$(95,106)	$(94,094)

*	As adjusted (Note 13)

      The Company has provided a valuation allowance on substantially all of its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income. If and when recognized, the tax benefit of these deferred assets will be accounted for primarily as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

      At September 30, 2002, the Company had unused net operating losses, manufacturing, research, foreign tax and alternative minimum tax credits expiring from 2003 through 2022. The unused net operating tax losses were generated by the exercise of non-qualified employee stock options.

      Cash amounts paid for income taxes were $89 million, $75 million and $44 million for fiscal 2002, 2001 and 2000, respectively.

Note 9. Capital Stock

Preferred Stock

      The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, the Company’s Board of Directors designated 1,500,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 2002 and 2001, no shares of preferred stock were outstanding.

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10. Employee Benefit Plans

Employee Savings and Retirement Plan

      The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2002, 2001 and 2000 was $20 million, $19 million and $17 million, respectively.

Stock Option Plans

      The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Stock Option Plan (the 2001 Plan) was adopted and replaced the 1991 Stock Option Plan (the 1991 Plan), which expired in August 2001. Options granted under the 1991 Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Plan are equal to the number of shares available for future grant under the 1991 Plan on the date the 2001 Plan was approved by the Company’s stockholders. At that date, 50,541,570 shares were available for future grants under the 2001 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 1991 Plan that expires or is terminated or cancelled following the date that the 2001 Plan was approved by stockholders. The Board of Directors of the Company may terminate the 2001 Plan at any time. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding six years and are exercisable for up to ten years from the grant date. At September 30, 2002, options for 65,799,000 shares under both plans were exercisable at prices ranging from $2.19 to $172.38 for an aggregate exercise price of $1,212 million.

      The Company has adopted the 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan), which replaces the 1998 Non-Employee Directors’ Stock Option Plan (the 1998 Directors’ Plan). Options granted under the 1998 Directors’ Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Directors’ Plan are equal to the number of shares available for future grant under the 1998 Directors’ Plan on the date the 2001 Directors’ Plan was approved by the Company’s stockholders. At that date, 2,050,000 shares were available for future grants under the 2001 Directors’ Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 1998 Directors’ Plan that expires or is terminated or cancelled following the date that the 2001 Directors’ Plan was approved by stockholders. The Board of Directors of the Company may terminate the 2001 Directors’ Plan at any time. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 2002, options for 2,832,000 shares under both plans were exercisable at prices ranging from $2.78 to $133.00 per share for an aggregate exercise price of $24 million.

      In March 2000, the Company assumed 1,560,000 outstanding stock options under the SnapTrack, Inc. 1995 Stock Option Plan (the SnapTrack Plan), as amended with respect to the acquisition. The SnapTrack

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan expired on the date of acquisition, and no additional shares may be granted under that plan. The SnapTrack Plan provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. At September 30, 2002, options for 307,000 shares were exercisable at prices ranging from $0.13 to $5.26 for an aggregate exercise price of $0.5 million.

      A summary of stock option transactions for the plans follows (number of shares in thousands):

		Options Outstanding

	Options		Exercise Price Per Share
	Shares
	Available	Number		Weighted
	for Grant	of Shares	Range	Average

Balance at September 30, 1999	66,196	125,206	$1.09 to $48.10	$6.56
Additional shares reserved(a)	1,560	—	—	—
Options assumed(a)	(1,560)	1,560	0.02 to 5.30	1.32
Options granted	(9,523)	9,523	46.93 to 172.38	84.30
Options cancelled	4,306	(4,306)	2.06 to 140.00	13.94
Options exercised	—	(22,015)	0.02 to 112.50	4.96

Balance at September 30, 2000	60,979	109,968	$0.02 to $172.38	$13.25
Additional shares reserved(a)	6	—	—	—
Options assumed(a)	(6)	6	0.02 to 5.30	1.32
Plan shares expired(b)	(58)	—	—	—
Options granted	(15,589)	15,589	45.54 to 100.50	71.17
Options cancelled	2,557	(2,557)	1.02 to 140.00	27.83
Options exercised	—	(14,831)	0.13 to 83.50	6.28

Balance at September 30, 2001	47,889	108,175	$0.02 to $172.38	$22.20
Plan shares expired(b)	(31)	—	—	—
Options granted	(26,525)	26,525	25.61 to 60.04	48.70
Options cancelled	3,101	(3,101)	1.02 to 141.62	50.80
Options exercised	—	(14,325)	0.02 to 51.82	5.68

Balance at September 30, 2002	24,434	117,274	$0.13 to $172.38	$29.45

(a)	Represents activity related to options that were assumed as a result of the acquisition of SnapTrack in March 2000.

(b)	Represents shares available for future grant cancelled pursuant to the SnapTrack escrow agreement.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Information about fixed stock options outstanding at September 30, 2002 follows (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.13 to $3.62	9,868	1.93	$3.08	9,754	$3.09
$3.64 to $6.39	24,243	4.01	5.31	22,952	5.28
$6.40 to $8.02	28,384	5.49	7.19	20,494	7.19
$8.09 to $32.40	12,530	8.20	25.47	3,318	17.35
$32.50 to $58.42	23,617	8.84	53.56	4,982	52.39
$58.81 to $83.50	12,209	7.91	71.88	4,793	73.75
$86.00 to $172.38	6,423	7.89	97.97	2,645	100.34

	117,274	6.23	$29.45	68,938	$17.93

      There were 60,748 options exercisable with a weighted average exercise price of $11.52 at September 30, 2001. There were 48,850 options exercisable with a weighted average exercise price of $7.13 at September 30, 2000.

      Information about stock options outstanding at September 30, 2002 with exercise prices less than or above $28.61, the closing price at September 30, 2002, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Stock Options	of Shares	Price	of Shares	Price	of Shares	Price

Less than $28.61	56,440	$6.27	11,791	$9.24	68,231	$6.78
Above $28.61	12,498	70.59	36,545	57.70	49,043	60.99

Total outstanding	68,938	$17.93	48,336	$45.88	117,274	$29.45

Employee Stock Purchase Plans

      The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) was adopted and replaces the 1991 Employee Stock Purchase Plan, which expired in August 2001. The 2001 Purchase Plan authorizes up to 12,155,000 shares to be granted until the Board of Directors of the Company terminates the 2001 Purchase Plan. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 200,000 shares to be granted at anytime. During fiscal 2002, 2001 and 2000, shares totaling 1,150,000, 758,000 and 749,000 were issued under the plans at an average price of $31.45, $50.16 and $37.75 per share, respectively. At September 30, 2002, 11,090,000 shares were reserved for future issuance.

Executive Retirement Plans

      The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements, and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. All shares forfeited are used to reduce the Company’s future matching contributions. The plans authorize up to 800,000 shares to be allocated to participants at anytime. During fiscal 2002, 2001 and 2000, 44,000, 33,000, and no shares were issued under the plans respectively. The Company’s matching contribution net of amounts forfeited during fiscal 2002, 2001 and 2000 amounted to $2 million, $3 million and $2 million, respectively. At September 30, 2002, 264,000 shares, including 85,000 issued and unallocated forfeited shares, were reserved for future allocation.

Accounting for Stock-Based Compensation

      The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

      As required under Financial Accounting Standards Board Statement 123 (FAS 123), “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	QUALCOMM			Employee Stock
	Stock Option Plans			Purchase Plans

	2002	2001	2000	2002	2001	2000

Risk-free interest rate	4.4%	5.0%	6.3%	2.3%	4.4%	5.7%
Volatility	58.0%	63.0%	57.0%	69.0%	78.0%	72.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life (years)	6.0	6.0	5.5	0.5	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. FAS 123 requires the use of an option valuation model using highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. Notwithstanding the foregoing, the Black-Scholes weighted average estimated fair values of stock options granted during fiscal 2002, 2001 and 2000 were $28.20, $44.25 and $48.62 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plans during fiscal 2002, 2001 and 2000 were $14.57, $24.20 and $31.95, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value method on net income and net earnings per common share for the years ended September 30 were as follows (in thousands, except for net earnings per share):

	2002		2001*		2000*

	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma

Net income (loss)	$359,677	$125,763	$(578,078)	$(745,202)	$622,146	$521,979
Net earnings (loss) per common share:
Basic	$0.47	$0.16	$(0.76)	$(0.99)	$0.87	$0.73
Diluted	$0.44	$0.16	$(0.76)	$(0.99)	$0.79	$0.66

*	As adjusted (Note 13)

      The effects on pro forma disclosures of applying the fair value method are not likely to be representative of the effects on pro forma disclosures of future years because the fair value method is applicable only to options granted subsequent to September 30, 1995.

Note 11. Commitments and Contingencies

Litigation

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppels, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed 3 other plaintiffs from the lawsuit. On November 18, 2002, the Court granted the Company’s motion to dismiss 66 of the remaining 67 plaintiffs from the lawsuit (Note 15). Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action in the United States District Court for the Eastern District of Virginia seeking damages and injunctive relief and asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted QUALCOMM’s motion for summary judgment that QUALCOMM’s products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment of infringement. QUALCOMM’s counterclaims that the patent is invalid or unenforceable remain pending in the District Court and have been stayed while the ruling granting QUALCOMM’s motion and denying GTE’s motion is on appeal. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the action is without merit and will vigorously defend the action.

      Durante, et al v. QUALCOMM: On February 2, 2000, three former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class, plus economic and liquidated damages of an unspecified amount. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. Currently, there are 83 individuals included in the class. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. QUALCOMM and SnapTrack’s various motions for summary judgment of noninfringement and invalidity are currently pending and await hearing. Trial has been set for February 11, 2003. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      The Company has been named, along with many other manufacturers of wireless handsets, wireless carriers and industry-related organizations, as a defendant in a purported class action lawsuit (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling in another case to which the company is not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

      The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for fiscal

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, 2001 and 2000 was $61 million, $28 million and $19 million, respectively. Rental expense increased by $19 million in fiscal 2002 as a result of the consolidation of Vésper Holding (Note 13). Future minimum lease payments in each of the next five years from fiscal 2003 through 2007 are $39 million, $29 million, $20 million, $13 million and $12 million, respectively, and $11 million thereafter.

Purchase Obligations

      The Company has agreements with a supplier to purchase software and estimates its noncancelable obligations under these agreements to be approximately $3 million through fiscal 2004. The Company also has commitments to purchase telecommunications and research and development services for approximately $17 million in fiscal 2003 and $17 million in each of the subsequent fiscal years through 2006.

Letters of Credit, Financial Guarantees and Other Financial Commitments

Pegaso Telecomunicaciones, S.A. de C.V.

      The Company has various financing arrangements, including a bridge loan facility, an equipment loan facility and an interim loan facility, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operating company in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso (the Close).

      The bridge facility was payable in full on October 31, 2001, was in default and was subject to a forbearance agreement at September 30, 2002. At September 30, 2002, $413 million was outstanding under the bridge loan facility, net of deferred interest and unearned fees. The Company stopped recognizing interest on the bridge loan facility effective at the beginning of the fourth fiscal quarter of 2001. Pegaso paid $435 million in full satisfaction of the bridge loan facility on November 8, 2002 (the Bridge Payment) (Note 15).

      The equipment loan facility and related financing were in default and subject to a forbearance agreement at September 30, 2002. At September 30, 2002, $318 million was outstanding under the equipment loan facility, net of deferred interest and unearned fees. The equipment loan facility was payable through December 31, 2007 and bears interest at LIBOR plus 4.5% (or LIBOR plus 6.5% when in default). The Company stopped recognizing interest on the equipment loan facility and related financing effective at the beginning of the fourth fiscal quarter of 2001. The terms of the equipment loan facility and related financing were modified, retroactive to September 10, 2002, upon receipt of the Bridge Payment and the satisfaction of other conditions. The Company will be required to use approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. Financing related to the equipment loan facility in the amount of $4 million will be payable in March 2003. The remaining equipment loan facility, including the acquired vendor debt, will be payable quarterly starting in March 2006 through December 2008 and will bear interest at LIBOR plus 1% for two years, LIBOR plus 3% for the next three years and LIBOR plus 6% thereafter. The Company recognized $0.5 million in interest income on the equipment loan facility during fiscal 2002 from the Close through fiscal year end at LIBOR plus 1%.

      During fiscal 2002, the Company provided to Pegaso $65 million of interim financing, including $5 million in capitalized fees, and $65 million of additional interim financing. Prior to the Close, a Pegaso shareholder purchased $25 million and $23 million participations in the interim and additional interim finance receivables, respectively, from the Company, and at Close, converted those portions of the interim and additional interim financings into equity in Pegaso. At September 30, 2002, $40 million and $42 million were outstanding under the interim and additional interim facilities, respectively. The interim and additional interim financing commitments were cancelled at Close, and the interim and additional interim finance receivables were repaid in full with interest on October 10, 2002.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Also in connection with the Close, Telefónica paid $9 million to the Company in consideration for warrants to acquire equity in Pegaso at Close, and Pegaso paid $12 million to the Company in October 2002 related to certain fees and expense reimbursements.

      As a result of the Close, the Company recognized a total of $9 million in interest income in fiscal 2002. At September 30, 2002, finance and other receivables from Pegaso totaled $821 million, net of $45 million in deferred interest income that will be amortized over the remaining term of the equipment loan facility as an adjustment to yield. The Company received $90 million of this amount in October 2002 and an additional $295 million when the Bridge Payment was made in November 2002, excluding the $139 million portion of the Bridge Payment that will be used to acquire vendor debt. After receipt of the Bridge Payment, $436 million of the September 30, 2002 finance receivables remains, net of deferred interest. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of that amount. Telefonica has recently indicated its intention to deploy GSM in Mexico.

      The Company’s aggregate commitments to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 3) were $105 million as of September 30, 2002, subject to Pegaso meeting certain conditions. Of this amount, $9 million was cancelled when Pegaso made the Bridge Payment, and the remaining $96 million is no longer available to Pegaso as a result of a series of events that occurred in November 2002. The Company also had $4 million in other financing commitments to Pegaso as of September 30, 2002 that were cancelled when Pegaso made the Bridge Payment.

Leap Wireless International Inc.

      The Company has a commitment to provide $125 million of cash loans under a senior secured credit facility with Leap Wireless to facilitate Leap Wireless’ purchase of licenses in the FCC’s Auction No. 35. At QUALCOMM’s option, and subject to FCC consent, QUALCOMM may transfer all or a portion of any remaining amounts of its Auction Discount Voucher (ADV) in satisfaction of a like dollar amount of such commitment, with a cash commitment equal to any difference between $125 million and the actual amount of the ADV transferred to Leap Wireless. The ADV was awarded to QUALCOMM by the FCC in June 2000 as the result of a legal ruling. The terms of the ADV allow QUALCOMM to use the voucher in whole or in part in any FCC spectrum auction over a period of three years. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any auction, including those in which QUALCOMM is not a participant.

      The credit facility may be used by Leap Wireless solely to pay for PCS spectrum licenses acquired in the FCC’s Auction No. 35, which was completed in January 2001. Under the terms of the credit facility, the Company is committed to fund up to $125 million until the earlier of settlement of the FCC’s Auction No. 35 of PCS spectrum or Leap Wireless’ withdrawal from Auction No. 35. In Auction No. 35, each of the spectrum licenses as to which Leap Wireless was the highest bidder were licenses the FCC reclaimed from NextWave Telecom, Inc. (NextWave), a company currently in a Chapter 11 reorganization proceeding. The validity of the FCC’s reclamation and reauction of these licenses in Auction No. 35 is currently subject to litigation between NextWave and the federal government. NextWave has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition by the FCC, the U.S. Supreme Court agreed to review the case and heard oral argument on October 8, 2002. The grant to Leap Wireless of these Auction 35 wireless licenses has been substantially delayed and has been brought into question by the NextWave litigation. In addition, in November 2002, the FCC adopted an order granting relief to Auction 35 bidders that were the high bidders for NextWave licenses. Leap has until the end of December 2002 to elect to terminate its obligation to purchase these licenses (Note 15). As a result, it is unclear when or if Leap Wireless will be able to use the senior credit facility. Also, the Company believes that Leap Wireless is not able to satisfy all of the conditions precedent to funding under the credit facility. As a result, it appears unlikely that Leap Wireless will be able to use the senior credit facility. The facility is repayable in a lump sum

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment, including principal and interest accrued through October 2002, no later than March 9, 2006. After October 2002, interest is payable semi-annually. The facility bears interest at LIBOR plus 7.5%. At September 30, 2002, no cash had been advanced to Leap Wireless.

Other

      In addition to the financing commitments to Pegaso, Leap Wireless and Ericsson (Note 3), the Company had $3 million of letters of credit and $6 million of other financial commitments outstanding as of September 30, 2002, none of which were collateralized.

Note 12. Segment Information

      The Company is organized on the basis of products and services. During the first quarter of fiscal 2002, the Company formed two new operating segments, QUALCOMM Wireless & Internet and QUALCOMM Strategic Initiatives, as a result of changes in the Company’s businesses and in managerial reporting. Three divisions have been aggregated into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

o	QUALCOMM Internet Services (QIS) — provides the BREW product and services for wireless service providers, handset manufacturers and wireless application developers and software development services;

o	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and heavy equipment fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

      The Wireless Systems division, which provides services and sells products to Globalstar service providers and other customers involved with the Globalstar System, is no longer included in a reportable segment, and the division’s revenues and losses are presented with other products in reconciling items in the table that follows.

      The Company evaluates the performance of its segments based on earnings before income taxes and accounting changes (EBT), excluding certain impairment and other charges that are not allocated to the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

      Segment results presented for the fiscal 2001 and 2000 periods have been restated to conform to the current year segment presentation and adjusted to reflect the Company’s equity in losses of the Vésper Operating Companies (Note 13). The Company sold its terrestrial-based CDMA wireless consumer phone business, the former operating segment QUALCOMM Consumer Products (QCP), to Kyocera in February 2000 (Note 14). The table below presents revenues and EBT for reported segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

2002
Revenues	$1,590,829	$847,092	$438,682	$126,477	$36,480	$3,039,560
EBT	440,523	756,173	(9,467)	(506,978)	(219,126)	461,125
Total assets	290,598	168,777	107,453	1,754,957	4,187,736	6,509,521
2001
Revenues	$1,364,687	$781,939	$426,066	$—	$107,094	$2,679,786
EBT	305,546	705,794	33,484	(1,125,206)	(375,258)	(455,640)
Total assets	296,638	180,276	109,443	1,294,278	3,789,098	5,669,733
2000
Revenues	$1,238,702	$705,482	$431,897	$—	$820,699	$3,196,780
EBT	391,521	633,336	80,152	342,894	(299,163)	1,148,740
Total assets	296,054	160,604	109,007	1,206,880	4,242,372	6,014,917

      Revenues from each of the Company’s divisions aggregated into the QWI operating segment for the years ended September 30 were as follows (in thousands):

	QWBS	QDM	QIS

2002	$337,454	$53,941	$47,287
2001	$345,560	$74,250	$6,256
2000	$348,338	$74,529	$9,030

      QSI assets include $203 million and $106 million related to investments in equity method investees at September 30, 2002 and 2001, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other reconciling items for the years ended September 30 were comprised as follows (in thousands):

	2002	2001	2000

Revenues
Revenues from external customers of QCP segment sold	$—	$—	$541,856
Elimination of intersegment revenue	(80,409)	(62,114)	(194,730)
Other products	116,889	169,208	473,573

Reconciling items	$36,480	$107,094	$820,699

Earnings before income taxes
Unallocated corporate expenses	$(301,615)	$(429,481)	$(324,131)
EBT of QCP segment sold	—	—	(70,073)
EBT from other products	1,663	(77,486)	39,507
Unallocated interest expense	(377)	(9,557)	(1,842)
Unallocated investment (loss) income, net	89,138	139,226	108,311
Distributions on Trust Convertible Preferred Securities of subsidiary trust	—	—	(13,039)
Intracompany eliminations	(6,911)	4,544	(36,758)
Other	(1,024)	(2,504)	(1,138)

Reconciling items	$(219,126)	$(375,258)	$(299,163)

      Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate a segment’s operating performance. The Company also routinely excludes amortization of goodwill and other acquisition-related intangible assets from segments’ EBT in its management reports based on the decision to exclude those charges from the evaluation of segment results. Unallocated corporate expenses for fiscal 2002 included $259 million for amortization of goodwill and other acquisition-related intangible assets. Unallocated corporate expenses for fiscal 2001 included $256 million for amortization of goodwill and other acquisition-related intangible assets, $62 million related to an arbitration decision against the Company and $57 million related to Globalstar (Note 4). Unallocated corporate expenses for fiscal 2000 included $146 million for amortization of goodwill and other acquisition-related intangible assets, $83 million in charges related to the sale of the terrestrial-based CDMA wireless consumer phone business (Note 14), and $60 million for in-process technology related to the SnapTrack acquisition (Note 13).

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Specified items included in segment EBT for years ended September 30 were as follows (in thousands):

	QCT	QTL	QWI	QSI

2002
Revenues from external customers	$1,586,864	$780,410	$428,920	$126,477
Intersegment revenues	3,965	66,682	9,762	—
Interest income	1,724	1,672	1,013	32,793
Interest expense	41	214	108	24,939
2001
Revenues from external customers	$1,360,427	$727,564	$422,587	$—
Intersegment revenues	4,260	54,375	3,479	—
Interest income	2,366	122	888	108,183
Interest expense	38	6	27	74
2000
Revenues from external customers	$1,130,216	$628,764	$422,371	$—
Intersegment revenues	108,486	76,718	9,526	—
Interest income	—	—	—	137,710
Interest expense	121	6	186	95

      All equity in losses of investees (Note 6) are recorded in QSI.

      Sales information by geographic area for the years ended September 30 was as follows (in thousands):

	2002	2001	2000

United States	$913,776	$942,579	$1,681,104
South Korea	1,133,481	937,504	711,588
Japan	534,312	576,958	410,883
Other foreign	457,991	222,745	393,205

	$3,039,560	$2,679,786	$3,196,780

      The Company distinguishes revenues from external customers by geographic areas based on customer location.

      The net book value of long-lived assets located outside of the United States was $251 million, $10 million and $10 million at September 30, 2002, 2001 and 2000, respectively. The increase over the prior years is due to Vésper Holding’s long-lived assets acquired during fiscal 2002 (Note 13).

Note 13. Acquisitions

Vésper Holding, Ltd.

      In fiscal 1999, the Company acquired an approximate 16% ownership interest in Vésper Sao Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of Sao Paulo. In addition, the Company extended long-term financing to the Vésper Operating Companies related to the Company’s financing arrangement with Ericsson (Note 3). On November 13, 2001, QUALCOMM consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies.

      Pursuant to the Restructuring, the Company and VeloCom (Note 4) committed to invest $266 million and $80 million, respectively, in a newly formed holding company called Vésper Holding. Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At September 30, 2002, the Company directly owned 72% of the issued and outstanding equity of Vésper Holding, and the Company indirectly owned an additional 11.9% of Vésper Holding through its ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

      The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $307 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When the Company obtained its controlling interest in Vésper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that the Company adjust its prior period results to account for its original 16% ownership interest in the Vésper Operating Companies, predecessors to Vésper Holding, using the equity method of accounting. As a result, the Company recorded $6 million, $150 million and $48 million of equity in losses of the Vésper Operating Companies for fiscal 2002 (pre-acquisition), 2001, and 2000 respectively. The Company recorded a $59 million reduction in finance receivables, an $18 million reduction in other assets and a $77 million reduction to retained earnings at September 30, 2001. The Company had previously recorded $121 million in asset impairment charges and other-than-temporary losses on other investments during fiscal 2001. Because those charges did not exceed the losses recorded as a result of using the equity method, the net loss for fiscal 2001 increased by $29 million. The Company did not record any asset impairment charges or other-than-temporary losses during fiscal 2000, and as a result of using the equity method, the net income for fiscal 2000 decreased by $48 million.

      Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for fiscal 2002 included $130 million in losses, net of minority interest of Vésper Holding, from November 13, 2001 to August 31, 2002. The consolidated financial statements for fiscal 2002 also included $30 million of equity losses related to Vésper Holding (pre-acquisition) and VeloCom. Pro forma operating results for the Company, assuming the acquisition of Vésper Holding had been made at the beginning of the periods ended September 30, are as follows (in thousands, except per share data):

	2002	2001	2000

	(unaudited)
Revenues	$3,059,398	$2,805,266	$3,244,428

Net income (loss)	$335,746	$(974,221)	$374,034

Basic earnings (loss) per common share	$0.44	$(1.29)	$0.52

Diluted earnings (loss) per common share	$0.41	$(1.29)	$0.48

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Vésper Operating Companies’ summarized financial information, derived from its unaudited financial statements for the periods prior to the Company obtaining its controlling interest in Vésper Holding, is as follows (in thousands):

September 30,
2001

Current assets	$74,310
Noncurrent assets	844,387

Total assets	$918,697

Current liabilities	$314,221
Noncurrent liabilities	979,544

Total liabilities	$1,293,765

	September 30,

	2001	2000

Revenues	$125,480	$47,648

Gross profit	(187,898)	(101,877)

Net loss	$(877,017)	$(346,916)

Corporación Nacional de Radiodeterminación, S.A. de C.V.

      During May 2002, the Company acquired the equity interests of certain minority shareholders in its consolidated subsidiary, Corporación Nacional de Radiodeterminación, S.A. de C.V. (CNR), the exclusive distributor of the Company’s OmniTRACS product in Mexico, for $24 million. The acquisition increased the Company’s equity ownership in CNR to approximately 97%. The Company used the purchase method to account for this acquisition. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill and intangible assets of $3 million and $9 million, respectively. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. In accordance with FAS 142, amounts allocated to goodwill are not amortized. Amounts allocated to intangible assets are being amortized over their expected useful lives.

Wireless Knowledge, Inc.

      Wireless Knowledge, formed in November 1998 as a joint venture with Microsoft Corporation (Microsoft), provides software and professional services to allow users real-time access to critical business information through a range of browser-equipped wireless and wireline devices including mobile phones, personal digital assistants, laptops and landline connected personal computers. In October 2001, Wireless Knowledge acquired all of the outstanding shares owned by Microsoft in exchange for an agreement that Microsoft’s royalty obligations under a Development, License and Alliance Agreement dated July 19, 2000 by and between Wireless Knowledge and Microsoft are considered fully paid. The acquisition increased the Company’s ownership in Wireless Knowledge from approximately 50% to approximately 100%. The Company used the purchase method of accounting to record its indirect acquisition of Wireless Knowledge in accordance with FAS 141. The allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, included acquired goodwill of $4 million. In accordance with FAS 142, amounts allocated to goodwill are not amortized. The consolidated financial statements include the operating results of Wireless Knowledge from the date of acquisition. The Company had previously recorded its share of Wireless

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Knowledge’s losses under the equity method. Pro forma results of operations have not been presented because the effect of this acquisition is not material.

SnapTrack, Inc.

      In March 2000, the Company completed the acquisition of all of the outstanding capital stock of SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in a transaction accounted for as a purchase. The purchase price was approximately $1 billion, representing the value of QUALCOMM shares issued to effect the purchase, the value of vested and unvested options and warrants exchanged at the closing date and estimated transaction costs of $2 million. The allocation of purchase price, based on the estimated fair values of the acquired assets and assumed liabilities, included acquired goodwill of $948 million, purchased in-process technology of $60 million and other intangible assets of $34 million. Tangible assets acquired and liabilities assumed were not material to the Company’s financial statements. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of four years. The acquisition is presented as a non-cash transaction in the statement of cash flows.

      The consolidated financial statements include the operating results of SnapTrack from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of SnapTrack had been made at the beginning of the years ended September 30, were as follows (in thousands, except per share data):

2000*

(unaudited)
Revenues	$3,197,119

Net income	$571,161

Basic earnings per common share	$0.80

Diluted earnings per common share	$0.72

*	As adjusted (Note 13)

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the operating results, which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future operating results of the consolidated entities.

Note 14. Disposition of Assets and Other Charges

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

      As part of the agreement with Kyocera, QUALCOMM formed a new subsidiary that has a substantial number of employees from QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera’s phone business for up to three years. This arrangement will expire in February 2003. Kyocera has informed the Company that it intends to offer employment to substantially all employees of the subsidiary. During fiscal 2002, 2001 and 2000, revenues resulting from this arrangement were $105 million, $107 million and $69 million, respectively; earnings before taxes were not material.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company leases certain facilities to Kyocera under noncancelable operating leases, with provisions for cost-of-living increases. The leases expire on various dates through February 20, 2005 and generally provide for renewal options thereafter. Future minimum rentals in each of the next three years from fiscal 2003 to 2005 are $10 million, $9 million and $4 million.

Note 15. Subsequent Events

      On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility (Note 11).

      On November 12, 2002, $9 million of the Company’s commitment to extend long-term financing to certain CDMA customers of Ericsson was cancelled (Note 3).

      On November 14, 2002, the FCC adopted an order granting relief to Auction 35 bidders that were the high bidders for NextWave licenses. Leap has until the end of December 2002 to elect to terminate its obligation to purchase these licenses (Note 11).

      On November 18, 2002, the District Court for Boulder County, Colorado granted the Company’s motion to dismiss 66 of the remaining 67 plaintiffs from the lawsuit in the matter of Schwartz, et al v. QUALCOMM (Note 11).

      On November 19, 2002, the Company won bids to acquire mobile licenses in the state of Sao Paulo (excluding Sao Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil (license Areas 2, 4, and 10, respectively). The new mobile licenses cover areas with a combined population in excess of 64 million. The mobile licenses overlap with approximately 47% of Vésper Holding’s existing Wireless Local Loop areas. None of the mobile licenses cover an area outside of Vesper Holding’s current coverage areas. Approximately $8 million of the approximate $83 million total purchase price is payable by December 19, 2002. The remaining $75 million Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12%, plus an adjustment for inflation, payable in six equal annual installments. The first such installment payment is due in 36 months (Note 13).

Note 16. Summarized Quarterly Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The table below presents quarterly data for the years ended September 30, 2002 and 2001 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2002
Revenues	$698,642	$696,115	$770,917	$873,886
Operating income	182,081	99,804	138,618	252,765
Income (loss) before accounting changes	139,233	43,930	(13,768)	190,282
Accounting changes, net of tax	—	—	—	—
Net income (loss)	139,233	43,930	(13,768)	190,282
Basic net earnings (loss) per common share(1)
Income (loss) before accounting changes	$0.18	$0.06	$(0.02)	$0.24
Accounting changes, net of tax	$—	$—	$—	$—
Net income (loss)	$0.18	$0.06	$(0.02)	$0.24
Diluted net earnings (loss) per common share(1)
Income (loss) before accounting changes	$0.17	$0.05	$(0.02)	$0.23
Accounting changes, net of tax	$—	$—	$—	$—
Net income (loss)	$0.17	$0.05	$(0.02)	$0.23

2001(2)
Revenues	$655,209	$717,148	$656,598	$650,831
Operating (loss) income	(424,769)	211,506	150,486	101,464
(Loss) income before accounting changes	(401,288)	109,721	(193,516)	(75,058)
Accounting changes, net of tax	(17,937)	—	—	—
Net (loss) income	(419,225)	109,721	(193,516)	(75,058)
Basic net (loss) earnings per common share(1)
(Loss) income before accounting changes	$(0.54)	$0.15	$(0.26)	$(0.10)
Accounting changes, net of tax	$(0.02)	$—	$—	$—
Net (loss) income	$(0.56)	$0.15	$(0.26)	$(0.10)
Diluted net (loss) earnings per common share(1)
(Loss) income before accounting changes	$(0.54)	$0.14	$(0.26)	$(0.10)
Accounting changes, net of tax	$(0.02)	$—	$—	$—
Net income	$(0.56)	$0.14	$(0.26)	$(0.10)

(1)	Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings (loss) per share amounts may not equal the annual amounts reported.

(2)	Adjusted to account for the Company’s original 16% ownership interest in the Vésper Operating Companies using the equity method of accounting (Note 13).

SCHEDULE II

QUALCOMM INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period(A)	Expenses	Deductions	Other		Period(A)

Year ended September 30, 2000
Allowance for doubtful accounts:
— trade receivables	$(22,276)	$4,195	$8,471	$—		$(9,610)
— finance receivables	(10,623)	(525)	4	—		(11,144)
Inventory reserves	(44,884)	(46,615)	32,028	38,637	(B)	(20,834)
Valuation allowance on deferred tax assets*	—	(12,016)	—	(584,001	)(C)	(596,017)

	$(77,783)	$(54,961)	$40,503	$(545,364)		$(637,605)

Year ended September 30, 2001
Allowance for doubtful accounts:
— trade receivables	$(9,610)	$(10,412)	$4,266	$—		$(15,756)
— finance receivables	(11,144)	(601,986)	39	(90,857	)(E)	(703,948)
— notes receivable	—	(155,107)	—	—		(155,107)
Inventory reserves	(20,834)	(65,268)	8,817	—		(77,285)
Valuation allowance on deferred tax assets*	(596,017)	(192,551)	—	(438,889	)(D)	(1,227,457)

	$(637,605)	$(1,025,324)	$13,122	$(529,746)		$(2,179,553)

Year ended September 30, 2002
Allowance for doubtful accounts:
— trade receivables	$(15,756)	$(42,160)	$82,133	$(45,864	)(F)(G)	$(21,647)
— finance receivables	(703,948)	(189,674)	843,093			(50,529)
— notes receivable	(155,107)	(19,263)	132,898			(41,472)
Inventory reserves	(77,285)	(9,649)	8,856	—		(78,078)
Valuation allowance on deferred tax assets	(1,227,457)	144,519	—	(440,106	)(H)	(1,523,044)

	$(2,179,553)	$(116,227)	$1,066,980	$(485,970)		$(1,714,770)

*	As adjusted (see Note 13 of the Consolidated Financial Statements)

(A)	The Company’s fiscal year ends on the last Sunday of September.

(B)	Disposition in connection with the sale of assets related to the terrestrial-based CDMA wireless consumer phone business in February 2000.

(C)	Balance was charged to paid-in-capital (see Note 8 to the Consolidated Financial Statements).

(D)	Of this amount, $64,171 was charged against the tax benefit as a component of comprehensive loss related to the Company’s temporary losses on marketable securities and $374,718 was charged to paid-in-capital (see Note 8 to the Consolidated Financial Statements).

(E)	The reduction in finance receivables related to equity in losses related to the Company’s original 16% ownership interest in the Vésper Operating Companies (see Note 13 to the Consolidated Financial Statements.) This amount includes $31,757 previously disclosed as a charge to costs and expenses.

S-1

(F)	Of this amount, $54,708 related to the acquisitions of Vésper Holding and Wireless Knowledge (see Note 13 of the Consolidated Financial Statements).

(G)	Of this amount, $8,844 related to translation adjustments due to changes in foreign currency rates primarily attributable to the Vésper Operating Companies.

(H)	Of this amount, $329,742 related to the acquisitions of Vésper Holding and Wireless Knowledge (see Note 13 of the Consolidated Financial Statements) and $153,957 was charged to paid-in capital (see Note 8 of the Consolidated Financial Statements), offset by a $43,593 reduction in the tax benefit recorded as a component of comprehensive loss related to the Company’s temporary losses on marketable securities.

S-2