Form 10-Q
period 2002-12-29
QUALCOMM INC/DE
filed 2003-01-22
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 20, 2003:

Class	Number of Shares

Common Stock, $0.0001 per share par value	788,895,060

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 2.	Changes in Securities	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits and Reports on Form 8-K	51

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	December 29,	September 29,
	2002	2002

Current assets:
Cash and cash equivalents	$1,620,293	$1,406,704
Marketable securities	1,835,240	1,411,178
Accounts receivable, net	661,753	536,950
Finance receivables, net	4,324	388,396
Inventories, net	107,605	88,094
Other current assets	139,327	109,444

Total current assets	4,368,542	3,940,766
Marketable securities	448,346	381,630
Finance receivables, net	444,710	442,934
Other investments	255,660	276,414
Property, plant and equipment, net	687,812	686,283
Goodwill, net	346,920	344,803
Other assets	476,059	436,691

Total assets	$7,028,049	$6,509,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$194,737	$209,418
Payroll and other benefits related liabilities	108,703	126,005
Unearned revenue	177,883	183,482
Other current liabilities	173,571	156,081

Total current liabilities	654,894	674,986
Unearned revenue	251,319	259,995
Long-term debt	156,889	94,288
Other liabilities	42,120	43,756

Total liabilities	1,105,222	1,073,025

Commitments and contingencies (Notes 2, 3 and 6)
Minority interest in consolidated subsidiaries	21,818	44,540

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	80	79
Paid-in capital	5,123,139	4,918,202
Retained earnings	845,958	604,624
Accumulated other comprehensive loss	(68,168)	(130,949)

Total stockholders’ equity	5,901,009	5,391,956

Total liabilities and stockholders’ equity	$7,028,049	$6,509,521

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	December 29,	December 30,
	2002	2001

Revenues:
Equipment and services	$857,463	$489,092
Licensing and royalty fees	239,706	209,550

	1,097,169	698,642

Operating expenses:
Cost of equipment and services revenues	388,001	245,197
Research and development	112,479	106,868
Selling, general and administrative	147,999	100,765
Amortization of goodwill and other acquisition-related intangible assets (Note 1)	1,972	63,731

Total operating expenses	650,451	516,561

Operating income	446,718	182,081
Interest expense	(6,881)	(2,562)
Investment (expense) income, net (Note 4)	(50,588)	38,032

Income before income taxes	389,249	217,551
Income tax expense	(147,915)	(78,318)

Net income	$241,334	$139,233

Net earnings per common share:
Basic	$0.31	$0.18

Diluted	$0.30	$0.17

Shares used in per share calculations:
Basic	783,280	764,959

Diluted	815,745	809,574

See Notes to Condensed Consolidated Financial Statements

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	December 29,	December 30,
	2002	2001

Operating Activities:
Net income	$241,334	$139,233
Depreciation and amortization	43,177	83,647
Net realized gains on marketable securities and other investments	(1,296)	(5,769)
Change in fair values of derivative investments	(14)	(20,717)
Other-than-temporary losses on marketable securities and other investments	66,583	5,147
Minority interest in loss of consolidated subsidiaries	(13,820)	(2,342)
Equity in losses of investees	32,700	18,084
Non-cash income tax expense	136,627	65,734
Other non-cash charges and credits	13,150	3,724

Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(129,674)	(32,566)
Inventories, net	(20,866)	13,260
Other assets	(14,624)	2,658
Trade accounts payable	(9,663)	337
Payroll, benefits, and other liabilities	(1,545)	(13,246)
Unearned revenue	(11,586)	3,641

Net cash provided by operating activities	330,483	260,825

Investing Activities:
Capital expenditures	(81,561)	(33,476)
Purchase of wireless licenses	(8,247)	—
Purchases of available-for-sale securities	(840,036)	(141,690)
Proceeds from sale of available-for-sale securities	415,046	138,004
Purchases of held-to-maturity securities	(66,611)	—
Maturities of held-to-maturity securities	48,480	35,665
Issuance of finance receivables	(140,740)	(1,225)
Collection of finance receivables	526,032	5,963
Issuance of notes receivable	(666)	(1,000)
Collection of notes receivable	—	102
Other investments and acquisitions	(23,991)	(187,424)
Other items, net	5,651	3,594

Net cash used by investing activities	(166,643)	(181,487)

Financing Activities:
Net proceeds from issuance of common stock	55,873	17,510
Proceeds from the issuance of long-term debt	1,764	164
Payments on long-term debt	(5,142)	(78)
Other items, net	20	965

Net cash provided by financing activities	52,515	18,561

Effect of exchange rate changes on cash	(2,766)	(647)

Net increase in cash and cash equivalents	213,589	97,252

Cash and cash equivalents at beginning of period	1,406,704	1,388,602

Cash and cash equivalents at end of period	$1,620,293	$1,485,854

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 29, 2002 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the three month periods ended December 29, 2002 and December 30, 2001 both included 13 weeks.

      In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Revenues

      During the three months ended December 29, 2002 and December 30, 2001, the Company recognized $13 million and $18 million, respectively, in income before income taxes, related to revenue and expense recognized in prior years as a result of the adoption of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001.

Concentrations

      At December 29, 2002 and September 29, 2002, accounts receivable from two South Korean customers comprised 39% and 23% of net receivables, respectively.

Net Earnings Per Common Share

      Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months ended December 29, 2002 and December 30, 2001 reflected the potential dilutive effect, calculated using the treasury stock method, of 32,465,000 and 44,615,000 additional common shares issuable upon exercise of outstanding stock options, respectively.

      Options outstanding during the three months ended December 29, 2002 and December 30, 2001 to purchase approximately 41,816,000 and 24,131,000 shares of common stock, respectively, were not included in the treasury stock computation because the options’ exercise prices were greater than the average market price of the common stock during the period, and therefore, the effect on diluted EPS would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounting for Stock-Based Compensation

      The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

      As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	QUALCOMM		Employee Stock
	Stock Option Plans		Purchase Plans

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

Risk-free interest rate	3.4%	4.4%	1.6%	4.4%
Volatility	59.0%	58.0%	66.0%	78.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	6.0	6.0	0.5	0.5

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. Notwithstanding the foregoing, the Black-Scholes weighted average estimated fair values of stock options granted during the three months ended December 29, 2002 and December 30, 2001 were $20.55 and $32.02 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plans during the three months ended December 29, 2002 and December 30, 2001 were $9.25 and $21.79, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per share):

	Three Months Ended

	December 29,	December 30,
	2002	2001

Net income, as reported	$241,334	$139,233
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,599)	(51,911)

Pro forma net income	$175,735	$87,322

Earnings per share:
Basic — as reported	$0.31	$0.18

Basic — pro forma	$0.22	$0.11

Diluted — as reported	$0.30	$0.17

Diluted — pro forma	$0.22	$0.11

Comprehensive Income

      Components of accumulated other comprehensive loss consisted of the following (in thousands):

	December 29,	September 29,
	2002	2002

Foreign currency translation	$(100,325)	$(79,762)
Unrealized gain (loss) on marketable securities, net of tax	32,157	(51,187)

	$(68,168)	$(130,949)

      Total comprehensive income consisted of the following (in thousands):

	Three Months Ended

	December 29,	December 30,
	2002	2001

Net income	$241,334	$139,233

Other comprehensive income:
Foreign currency translation	(20,563)	9,118
Unrealized gains on marketable securities, net of tax	29,651	86,388
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income	54,858	—
Reclassification adjustment for net realized gains included in net income	(1,165)	(6,690)

Total other comprehensive income	62,781	88,816

Total comprehensive income	$304,115	$228,049

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Valuation of Long-Lived Assets

      The Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” as of the beginning of fiscal 2003. The adoption of this accounting standard did not have a material impact on the Company’s operating results and financial position. The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Effective as of the beginning of fiscal 2003, the Company fully adopted Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also required that, upon adoption of FAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Upon the adoption of FAS 142, the Company reclassified approximately $2 million of certain intangible assets into goodwill.

      FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company completed its transitional testing for goodwill impairment upon adoption of FAS 142 and determined that its recorded goodwill as of the beginning of fiscal 2003 was not impaired.

      Starting in fiscal 2003, the Company no longer records goodwill amortization. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from three to twenty-eight years. Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The unaudited pro forma results of operations and earnings per share, assuming FAS 142 had been adopted at the beginning of fiscal 2002, are as follows (in thousands, except per share data):

Three Months
Ended
December 30,
2001

Net income	$200,776

Basic earnings per share	$0.26

Diluted earnings per share	$0.25

Warranty

      Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

Future Accounting Requirements

      In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (FAS 146) “Accounting for Exit or Disposal Activities.” FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 — Composition of Certain Financial Statement Captions

Marketable Securities

      Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent

	December 29,	September 29,	December 29,	September 29,
	2002	2002	2002	2002

Held-to-maturity:
Certificates of deposit	$76,689	$76,153	$—	$—
Commercial paper	—	—	6,200	6,200
Federal agencies	14	—	29,997	—
Corporate medium-term notes	102,451	97,669	70,570	89,418

	179,154	173,822	106,767	95,618

Available-for-sale:
Federal agencies	351,510	270,896	—	—
U.S. government securities	313,102	238,286	—	—
Corporate medium-term notes	460,436	300,648	—	—
Mortgage and asset-backed securities	396,592	290,702	—	—
Non-investment grade debt securities	6,442	6,558	281,902	259,196
Equity securities	128,004	130,266	57,668	24,956

	1,656,086	1,237,356	339,570	284,152

Trading:
Corporate convertible bonds	—	—	2,009	1,860

	—	—	2,009	1,860

	$1,835,240	$1,411,178	$448,346	$381,630

      During the first quarter of fiscal 2003, management determined that the decline in the market value of the Company’s investment in Korea Telecom Freetel Co., Ltd. (KTF) was other than temporary. KTF is a wireless phone operator in South Korea. As a result, the Company recorded $55 million in other-than-temporary losses on marketable securities (Note 4). In fiscal 2000, the Company purchased 2,565,000 common shares of KTF for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. During fiscal 2002, the Company exercised the warrants by tendering the bond as payment in full. The Company holds 4,416,000 common shares of KTF, representing a 2.4% interest, as of December 29, 2002. The fair value of the common shares was $108 million at December 29, 2002.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts Receivable

	December 29,	September 29,
	2002	2002

	(in thousands)
Trade, net of allowance for doubtful accounts of $24,717 and $21,647, respectively	$648,299	$521,371

Long-term contracts:
Billed	7,579	4,576
Unbilled	1,794	985
Other	4,081	10,018

	$661,753	$536,950

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows (in thousands):

	December 29,	September 29,
	2002	2002

Finance receivables	$497,158	$881,859
Allowance for doubtful receivables	(48,124)	(50,529)

	449,034	831,330
Current maturities, net	4,324	388,396

Noncurrent finance receivables, net	$444,710	$442,934

      The Company had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans (Note 6). The Company used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. As a result of these transactions, finance receivables decreased by $378 million during the first quarter of fiscal 2003.

      At December 29, 2002, amounts outstanding under the Pegaso equipment loan facility were $439 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. Repayment of $4 million on the equipment loan facility is due in March 2003. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% for two years, LIBOR plus 3% for the next three years and LIBOR plus 6% thereafter. The Company recognized $5 million in interest income during the three months ended December 29, 2002. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of the principal amount, plus accrued interest, outstanding under the equipment loan facility. Telefonica recently indicated its intention to deploy GSM in Mexico.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      At December 29, 2002, commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. The Company no longer has commitments to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 6).

Inventories

	December 29,	September 29,
	2002	2002

	(in thousands)
Raw materials	$16,492	$19,583
Work-in-process	2,657	4,315
Finished goods	88,456	64,196

	$107,605	$88,094

Property, Plant and Equipment

	December 29,	September 29,
	2002	2002

	(in thousands)
Land	$49,673	$41,668
Buildings and improvements	328,928	294,186
Computer equipment	350,043	348,208
Machinery and equipment	430,790	442,098
Furniture and office equipment	28,629	29,841
Leasehold improvements	45,047	53,769

	1,233,110	1,209,770
Less accumulated depreciation and amortization	(545,298)	(523,487)

	$687,812	$686,283

      Depreciation and amortization expense related to property, plant and equipment for the three months ended December 29, 2002 and December 30, 2001 was $35 million and $25 million, respectively.

Intangible Assets

      During the first quarter of fiscal 2003, the Company ceased amortization of goodwill (Note 1). The Company’s reportable segment assets do not include goodwill (Note 7). The Company allocated goodwill to its reporting units for transition testing purposes as of the date of its adoption of FAS 142. Goodwill was allocated to reporting units included in the Company’s reportable segments as follows: $268 million in QUALCOMM CDMA Technologies, $73 million in QUALCOMM Technology Licensing, $4 million in QUALCOMM Wireless & Internet and $2 million in QUALCOMM Strategic Initiatives.

      All of the Company’s acquired intangible assets are subject to amortization. During the first quarter of fiscal 2003, the Company acquired $82 million in wireless licenses in Brazil (Note 6), which will be amortized

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on a straight-line basis over their terms of approximately 15 years. No significant residual value is estimated for these intangible assets. Amortization expense for the three months ended December 29, 2002 and December 30, 2001 was $6 million and $4 million, respectively. The components of intangible assets were as follows (in thousands):

	December 29, 2002		September 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$198,528	$(2,865)	$118,705	$(1,429)
Marketing-related	32,122	(6,144)	34,673	(5,786)
Technology-based	32,633	(21,523)	31,846	(19,659)
Customer-related	20,949	(11,950)	22,806	(11,028)
Other	7,001	(150)	13,751	(4,881)

Total intangible assets	$291,233	$(42,632)	$221,781	$(42,783)

      Amortization expense related to these intangible assets is expected to be $18 million for the remainder of fiscal 2003, $23 million in fiscal 2004, $16 million in fiscal 2005, $16 million in fiscal 2006 and $15 million in fiscal 2007.

      Capitalized software development costs were $27 million and $24 million at December 29, 2002 and September 29, 2002, respectively. Accumulated amortization was $17 million and $14 million at December 29, 2002 and September 29, 2002, respectively. Amortization expense related to capitalized software for the three months ended December 29, 2002 and December 30, 2001 was $3 million and $2 million, respectively.

Note 3 — Investments in Other Entities

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. The Company uses the equity method to account for its investment in Inquam. At December 29, 2002, the Company’s investment in Inquam was $113 million, net of equity in losses. The Company provided $21 million in funding during the three months ended December 29, 2002. The Company’s remaining equity funding commitment at December 29, 2002 was $6 million. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next nine months required for Inquam to realize the full value of its current operations. Remaining funding commitments from the Company and another investor are expected to be exhausted in March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of the Company’s investment in Inquam may be negatively affected.

Reliance Infocomm Limited

      In December 2001, QUALCOMM agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless operator in India. RIL intends to construct and operate a CDMA commercial network deploying

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop with limited mobility, national long distance services and international long distance services in India. The Company’s obligation to make this investment became non-binding during fiscal 2002 because certain conditions precedent under the agreement had not been satisfied by RIL by the required dates. RIL has since fulfilled those conditions. The Company has retained the right to purchase the shares. If the Company completes the investment, funding is likely to occur through September 2003. At December 29, 2002, the Company had not purchased any shares of RIL.

Other

      Other strategic investments as of December 29, 2002 totaled $143 million, including $61 million accounted for using the cost method. At December 29, 2002, effective ownership interests in these investees ranged from 1% to 50%.

      Funding commitments related to other strategic investments totaled $34 million at December 29, 2002, which the Company expects to fund through fiscal 2009. Such commitments are subject generally to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

      The Company regularly monitors and evaluates the fair value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, market acceptance of the investee’s products/services, as well as any new products or services that may be forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment (expense) income.

Note 4 — Investment (Expense) Income, Net

      Investment (expense) income was comprised as follows (in thousands):

	Three Months Ended

	December 29,	December 30,
	2002	2001

Interest income	$33,565	$32,435
Net realized gains on marketable securities	1,296	6,234
Net realized losses on derivative investments	—	(465)
Other-than-temporary losses on marketable securities	(54,891)	—
Other-than-temporary losses on other investments	(11,692)	(5,147)
Change in fair values of derivative investments	14	20,717
Minority interest in loss of consolidated subsidiaries	13,820	2,342
Equity in losses of investees	(32,700)	(18,084)

	$(50,588)	$38,032

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 38% for fiscal 2003. This rate is higher than the U.S. federal statutory rate primarily due to state taxes and net capital losses for which no tax benefit is recorded, offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The prior fiscal year rate of 22% was lower than the U.S. federal statutory rate as a result of the reversal of a deferred tax valuation allowance that was charged to expense in fiscal 2001 and research and development credits, partially offset by the impact of nondeductible goodwill amortization, state taxes, and foreign losses not tax effected. The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $684 million of undistributed earnings of certain non-U.S. subsidiaries. The Company considers the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States. Should the Company have to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

Note 6 — Commitments and Contingencies

Litigation

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppels, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed three other plaintiffs from the lawsuit. On November 18, 2002, the Court granted the Company’s motion to dismiss 66 of the remaining 67 plaintiffs from the lawsuit. On December 12, 2002, the Company resolved the matter with the remaining plaintiff. On December 13, 2002, the Court reconsidered its summary judgment ruling as to five of the remaining plaintiffs. The trial as to those plaintiffs began on January 21, 2003. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Hanig, et al v. QUALCOMM: On March 13, 2001, 69 former QUALCOMM employees filed a lawsuit against the Company in San Diego County Superior Court, alleging claims for declaratory relief, breach of contract, fraud, rescission, specific performance and work, labor and services. The complaint seeks declaratory relief, economic damages, emotional distress damages and punitive damages. On August 3, 2001, the Superior Court granted summary judgment in the Company’s favor on all claims as to all plaintiffs. On December 6, 2002, the Court of Appeal affirmed the Superior Court’s ruling as to six of the plaintiffs and reversed the judgment as to the remaining plaintiffs. The action will proceed in Superior Court. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Shannon, et al v. QUALCOMM: The Company has been informed that, on January 17, 2003, 21 former employees filed a putative class action against the Company in San Diego Superior Court, ostensibly on behalf of themselves and other former employees of the Company who purportedly are similarly situated and who

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

opted out of Sprague, et al v. QUALCOMM, a class action lawsuit previously filed against the Company that was resolved in April 2001. The complaint alleges claims for declaratory relief, breach of contract, breach of fiduciary duty, fraud, suppression of material facts, rescission, specific performance and work, labor and services. The complaint seeks declaratory relief, economic damages, punitive damages, attorneys’ fees and unspecified amounts of interest. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action against the Company in the United States District Court for the Eastern District of Virginia seeking damages and injunctive relief and asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted QUALCOMM’s motion for summary judgment that QUALCOMM’s products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment of infringement. QUALCOMM’s counterclaims that the patent is invalid or unenforceable remain pending in the District Court and have been stayed while the ruling granting QUALCOMM’s motion and denying GTE’s motion is on appeal. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. QUALCOMM and SnapTrack’s various motions for summary judgment of noninfringement and invalidity are currently pending and await hearing. Trial has been set for September 23, 2003. Although there

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in a purported class action lawsuit (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling in another case to which the company is not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

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

Long-Term Debt

      The Company consolidates all assets and liabilities of Vésper Holding (Note 8), including bank loans, capital lease obligations and wireless license obligations. The balances of the loans and capital lease obligations at December 29, 2002 were $55 million and $41 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 26% at December 29, 2002). The lease obligations bear interest at rates ranging from 11.25% to 14.5%. These debt facilities are collateralized by certain assets of Vésper Holding. The current portion of these debt facilities are included in other current liabilities.

      During the first quarter of fiscal 2003, the Vésper Operating Companies (Note 8) acquired wireless licenses for approximately $82 million. Approximately $8 million of the purchase price was paid in December 2002. The remaining $74 million Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12%, plus an adjustment for inflation. The Vésper Operating Companies will make annual payments of $12 million per year starting in fiscal 2006, until the obligation is fully repaid.

Warranty

      Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended

	December 29,	December 30,
	2002	2001

Balance at beginning of period	$15,670	$19,748
Charges to expense	828	26
Usage	(3,593)	(1,333)

Balance at end of period	$12,905	$18,441

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2003 and for each of the subsequent four years through 2007 are $34 million, $35 million, $26 million, $21 million and $17 million, respectively, and $11 million thereafter.

Letter of Credit and Other Financial Commitments

          Pegaso Comunicaciones y Sistemas S.A. de C.V.

      The Company had commitments to provide additional long-term financing to Pegaso (Note 2) under its interim financing and additional interim financing facilities with Pegaso and under its arrangements with Ericsson. As a result of a series of events that occurred in November 2002 (Note 2), the commitment under arrangements with Ericsson is no longer available to Pegaso, and the interim financing and additional interim financing commitments were cancelled.

          Leap Wireless International Inc.

      The Company had a commitment to provide $125 million of cash loans under a senior secured credit facility with Leap Wireless to facilitate Leap Wireless’ purchase of licenses in the Federal Communications Commission’s Auction No. 35. This commitment was terminated in December 2002.

          Other

      In addition to the financing commitments to Ericsson (Note 2), the Company had $4 million in letters of credit and $6 million of other financial commitments outstanding as of December 29, 2002, none of which were collateralized.

Note 7 — Segment Information

      The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

-	QUALCOMM Internet Services (QIS) — provides the BREW product and services for wireless operators, wireless device manufacturers and wireless application developers and software development services;

-	QUALCOMM Digital Media (QDM) — develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government; and

-	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction fleets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA wireless operators and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA wireless operators to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

      The Company evaluates the performance of its segments based on earnings before income taxes (EBT), excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

      The table below presents revenues and EBT for reportable segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
December 29, 2002
Revenues	$709,681	$255,423	$108,981	$29,205	$(6,121)	$1,097,169
EBT	288,282	229,409	2,761	(133,051)	1,848	389,249

December 30, 2001
Revenues	$359,144	$210,803	$109,295	$5,954	$13,446	$698,642
EBT	86,941	188,688	(1,233)	(4,959)	(51,886)	217,551

      Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended

	December 29,	December 30,
	2002	2001

Revenues
Elimination of intersegment revenue	$(31,345)	$(19,286)
Other products	25,224	32,732

Reconciling items	$(6,121)	$13,446

Earnings before income taxes
Unallocated goodwill amortization (Note 1)	$—	$(61,150)
Unallocated amortization of other acquisition-related intangible assets	(1,815)	(3,076)
Other unallocated corporate expenses	(21,057)	(7,314)
Unallocated investment income, net	25,990	24,003
Unallocated interest expense	(1,293)	(31)
EBT from other products	690	(1,443)
Intracompany profit	(667)	(2,875)

Reconciling items	$1,848	$(51,886)

      Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate a segment’s operating performance.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:

December 29, 2002
Revenues from external customers	$709,215	$225,462	$108,063	$29,205
Intersegment revenues	466	29,961	918	—

December 30, 2001
Revenues from external customers	$358,339	$195,467	$106,150	$5,954
Intersegment revenues	805	15,336	3,145	—

      Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of consolidated investees, including Vésper Holding (Note 8). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable debt securities, property plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	December 29,	September 29,
	2002	2002

QCT	$349,250	$290,598
QTL	281,413	168,777
QWI	97,155	107,453
QSI	1,388,072	1,754,957
Reconciling items	4,912,159	4,187,736

Total consolidated assets	$7,028,049	$6,509,521

Note 8 — Acquisitions

Vésper Holding, Ltd.

      In fiscal 1999, the Company acquired an approximate 16% ownership interest in Vésper Sao Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). The Vésper Operating Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of Sao Paulo. In addition, the Company extended long-term financing to the Vésper Operating Companies related to the Company’s financing arrangement with Ericsson (Note 2). On November 13, 2001, QUALCOMM consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies.

      Pursuant to the Restructuring, the Company and VeloCom, Inc. (VeloCom) committed to invest $266 million and $80 million, respectively, in a newly formed holding company called Vésper Holding. Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At December 29, 2002, the Company directly owned 72% of the issued and outstanding equity of Vésper Holding, and the Company indirectly owned an additional 11.9% of Vésper Holding through its 49.9% ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $308 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 15 to 18 years and 3 to 18 years, respectively.

      Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for the three months ended December 29, 2002 and December 30, 2001 included $30 million and $9 million in losses, net of minority interest, respectively, of Vésper Holding from September 1, 2002 through November 30, 2002 and from November 13, 2001 (the acquisition date) to November 30, 2001, respectively. The consolidated financial statements for the three months ended December 29, 2002 and December 30, 2001 also included $6 million and $8 million of equity losses, respectively, related to VeloCom and Vésper Holding (pre-acquisition). Pro forma operating results for the Company, assuming the acquisition of Vésper Holding had been made at the beginning of the periods presented, are as follows (in thousands, except per share data) (unaudited):

Three Months
Ended
December 30,
2001

Revenues	$718,480

Net income	$115,301

Basic earnings per common share	$0.15

Diluted earnings per common share	$0.14

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Note 9 — Auction Discount Voucher

      QUALCOMM was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any Federal Communications Commission spectrum auction over a period of three years, including those in which QUALCOMM is not a participant. During November 2002, the Federal Communications Commission amended the terms of the ADV to allow QUALCOMM to use the ADV to satisfy existing Federal Communications Commission debt of other companies.

      QUALCOMM transferred approximately $11 million of the ADV’s value to a wireless operator during fiscal 2001. The remaining value of the ADV at December 29, 2002 was approximately $114 million. The ADV expires in June 2003. QUALCOMM had no cost basis in the ADV at December 29, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 29, 2002 contained in our 2002 Annual Report on Form 10-K.

      In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. Our consolidated financial data includes SnapTrack, Inc. (SnapTrack), Vésper Holding Ltd. (Vésper Holding) and other consolidated subsidiaries.

Overview

      We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We derive revenue principally from license fees and royalties from our intellectual property, from sales of integrated circuit products, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative and amortization of goodwill and other acquisition-related intangible assets.

      Our QUALCOMM CDMA Technologies (QCT) segment is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 65% and 51% of total consolidated revenues in the first quarter of fiscal 2003 and fiscal 2002, respectively. QCT’s operating margin percentage was 41% in the first quarter of fiscal 2003, compared to 24% in the first quarter of fiscal 2002. The increase in the operating margin and the operating margin percentage in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was primarily related to a $351 million increase in revenue due to an increase in unit sales.

      Our QUALCOMM Technology Licensing (QTL) segment receives license fees and royalty payments for use of our CDMA technology by domestic and international wireless telecommunications equipment suppliers. QTL generates revenue from license fees for our patented CDMA (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) technologies as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. QTL revenues comprised 23% and 30% of total consolidated revenues in the first quarter of fiscal 2003 and fiscal 2002, respectively. QTL’s operating margin percentage was 90% in the first quarter of fiscal 2003, consistent with the first quarter of fiscal 2002.

      Our QUALCOMM Wireless & Internet (QWI) segment, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction fleets. QIS provides its BREW (Binary Runtime Environment for Wireless) applications development platform, an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on wireless devices. QDM develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema) and highly secure, wireless products for the United States government. QWI revenues comprised 10% and 16% of total consolidated revenues in the first quarter of fiscal 2003 and 2002, respectively. QWI’s operating margin was a positive 3% in the first quarter of fiscal 2003, compared to a negative 2% in the first quarter of fiscal 2002. The increase in operating margin in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was primarily due to a $5 million reduction in research and development expense and a $5 million increase in QWBS gross margin, partially offset by a $4 million increase in selling, general and administrative expense.

      Our QUALCOMM Strategic Initiatives (QSI) segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA wireless operators, licensed device manufacturers and start-up companies that we believe open new markets for CMDA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. QSI’s revenues relate primarily to the consolidation of our investment in Vésper. QSI revenues comprised 3% and 1% of total consolidated revenues in the first quarter of fiscal 2003 and 2002, respectively. QSI’s operating loss was $51 million, or negative 174% as a percentage of revenues, in the first quarter of fiscal 2003, compared to $16 million, or negative 270% as a percentage of revenues, in the first quarter of fiscal 2002. The improvement in the operating percentage in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was primarily due to a 52% improvement in the operating margins of Vésper and the consolidation of Vésper for three months, as compared to a two-week period in the first quarter of fiscal 2002.

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

      We currently face significant competition in our markets and expect that competition will continue. Historically, this competition has resulted and is expected to continue to result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally result in reduced average royalties. While this trend has, to a large extent, been mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will continue.

      The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless operators consolidate with companies that utilize technologies that compete with CDMA, then CDMA may lose market share unless the surviving entity continues to deploy CDMA. This consolidation could also result in delays in or cancellation of purchasing decisions by the merged companies, negatively affecting our revenues and operating results.

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

      Revenues from customers in the United States, South Korea and Japan comprised 21%, 47% and 14%, respectively, of total consolidated revenues in the first quarter of fiscal 2003, as compared to 34%, 37% and 20%, respectively, in the first quarter of fiscal 2002. We distinguish revenue from external customers by geographic areas based on customer location. The decrease in revenues from customers in the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than the United States. The increase in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to higher exports and the commercial deployment of our 3G CDMA2000 1X technology in October 2000 in South Korea where over 16 million subscribers were using this technology at the end of December 2002. The general decrease in revenues from customers in Japan, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than Japan.

Strategic Investments and Financing

      Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. As part of the agreement to sell our infrastructure equipment business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Our QSI segment selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment (expense) income. We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment (expense) income. During the first quarter of fiscal 2003, we recognized $67 million in charges related to other-than-temporary losses on marketable and private securities, compared to $5 million in the first quarter of fiscal 2002. In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in the losses of those companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

      From time to time, we may accept equity interests in a licensee as consideration for a portion or all of the license fees payable under our CDMA license agreements. We record license fee revenues based on the fair values of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This equity program does not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition vary depending on the terms of each agreement. As of December 29, 2002, nine licensees have participated in this equity program. We recognized $1 million of revenue in the first quarter of both fiscal 2003 and fiscal 2002 related to equity received as consideration for license fees.

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

      Pursuant to the Restructuring, we committed to invest $266 million, and VeloCom committed to invest $80 million, in a newly formed holding company called Vésper Holding. Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against us, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At December 29, 2002, we directly owned 72% of the issued and outstanding equity of Vésper Holding, and we indirectly owned an additional 11.9% of Vésper Holding through our ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

      The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $308 million for property, plant and equipment, $39 million for licenses, and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 18 years and 3 to 18 years, respectively.

      When we obtained the controlling interest in Vésper Holding, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” required that we adjust our prior period results to account for our original 16% ownership interest in the Vésper Operating Companies, predecessors to Vésper Holding, using the equity method of accounting. As a result, we recorded $6 million of equity in pre-acquisition losses of the Vésper Operating Companies for the three months ended December 29, 2001.

      In July 2002, a group of Brazilian mobile operators sued the Vésper Operating Companies, claiming Vésper violated its STFC (fixed) license by allowing full mobility on its network. The court issued an order temporarily restraining Vésper from continued sales of its limited mobility product pending the trial. This order did not impact Vésper’s existing customers, nor sales of other types of products. Subsequently, Anatel, the Brazilian telecommunications regulatory agency, placed a similar administrative hold on Vésper until such time as it could determine whether Vésper was in compliance with existing regulations. Vésper successfully appealed the court order, and the temporary restraint was lifted although the underlying court case remains to be tried. Additionally, Vésper and Anatel reviewed the issue from a technical and regulatory standpoint, and the parties reached an agreement which allowed Vésper to resume sales of its limited mobility product following Vésper’s implementation in its network of certain technical adjustments to restrict broad mobility. Vésper has made such technical adjustments.

      During September 2002, Vésper decided to replace all towers manufactured by one of its third party contractors due to the identification of structural defects, resulting in an asset impairment charge of $0.5 million. This decision was made after severe storm winds damaged and/or destroyed a number of Vésper towers manufactured by that third party contractor. Overall, this replacement program impacted up to 62 Vésper towers, which carry antennae for less than 9% of Vésper base stations. Vésper towers manufactured by other parties were also inspected during this process and were not found to be defective. In December 2002, Vésper completed a tower sale-leaseback of 49 of the towers under the replacement program, which represented 79% of the defective towers, pursuant to which the purchasing party assumed all further liability for the purchased towers. Vésper received approximately $3 million in net proceeds as a result of the sale-leaseback subsequent to quarter end.

      In September 2002, Anatel issued Resolution 314, which modified certain current telecommunications regulations. As part of this resolution and prior resolutions, Vésper will be required to vacate its current spectrum in the 1900MHz frequency (analogous to United States Band A/ D) in the coming years to enable the frequency to be allotted to future Universal Mobile Telecommunications System (UMTS) license holders. In return, Vésper has been assigned new 1900MHz frequencies (analogous to United States PCS Band C). Pursuant to Resolution 314, upon completion of up-banding of its network, Vésper would be permitted to utilize the new 1900MHz frequencies for its primary allocation for fixed wireless services as well as to apply for permission to use those frequencies for full mobility services offered under an SMP (mobile) license. Such secondary use of the new 1900MHz frequencies for SMP (mobile) services would require Vésper to either obtain its own SMP license(s) or to enter into an arrangement with an SMP license holder whereby CDMA mobility at 1900MHz would be offered by the license holder utilizing Vésper’s up-banded infrastructure. Significant costs, constraints and hurdles exist with respect to accomplishing these objectives, including Vésper’s or another party’s ability to acquire the necessary SMP license(s), uncertainty whether and to what extent applicable Brazilian telecommunications regulations would require Vésper to build out additional infrastructure in another frequency band in order to offer SMP (mobile) services, the cost of up-banding Vésper’s CDMA radio interface equipment, and uncertainty whether reimbursement for such costs can be obtained from future UMTS license holder(s).

      On November 19, 2002, Vésper won bids to acquire mobile licenses in the state of Sao Paulo (excluding Sao Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil (license Areas 2, 4, and 10, respectively). The new mobile licenses cover areas with a combined population in excess of 64 million people. The mobile licenses overlap with approximately 47% of Vésper’s existing Wireless Local Loop areas. None of the mobile licenses cover an area outside of Vésper’s current coverage areas. Approximately $8 million of the approximate $82 million purchase price was paid in December 2002. The remaining $74 million Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12%, plus an adjustment for inflation, payable in six equal annual installments starting in fiscal 2006.

      We continue to invest in Vésper to ensure the establishment of CDMA-based systems and to provide CDMA coverage and roaming possibilities to as many regions throughout Brazil as possible. The investment will help us grow our revenues from royalties and from the sale of integrated circuits to phone manufacturers. In other words, our return on our investment in Vésper is not limited to a Vésper ownership interest, but also includes indirect revenues, including CDMA licensing revenues and QCT integrated circuit sales from third party suppliers to Vésper and other operators who, due in part to Vésper’s CDMA operations, remain with or newly adopt CDMA technology.

      Access to long-term funding sources to fund growth is a critical issue for Vésper. We continue to seek strategic partners and/or acquirers to participate in this process. The Vésper Operating Companies expect to incur operating losses and negative cash flows from operations through calendar 2003 as they expand operations and enter new markets, even if and after they achieve positive cash flows from operations in the initial operating markets. Additionally, Vésper expects to commercially launch CDMA2000 1xEV-DO services in February 2003, which will require further funding. Aside from the $10 million invested by Bank of America shortly after the restructuring, no long-term funding commitments from other sources have been secured, and it is not clear whether future commitments from outside parties will be available. Furthermore, important regulatory and business issues have yet to be resolved. If these issues cannot be resolved in a prompt and reasonable manner, risks related to Vésper may increase, and we may incur significant losses. If Vésper is unable to offer converged services, which includes full mobility, either by itself and/or through other parties utilizing Vésper’s CDMA network, we may need to write down Vésper’s long-lived assets with net book values totaling $317 million at December 29, 2002. In that management believes there is currently a regulatory path to mobility and several partnerships and/or other potential means under which Vésper could offer mobile services, we believe that the assets are fully recoverable at this time.

Pegaso Telecomunicaciones, S.A. de C.V.

      We had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans. We used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. As a result of these transactions, finance receivables decreased by $378 million during the first quarter of fiscal 2003.

      At December 29, 2002, amounts outstanding under the equipment loan facility were $439 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. Repayment of $4 million on the equipment loan facility is due in March 2003. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% for two years, LIBOR plus 3% for the next three years and

LIBOR plus 6% thereafter. We recognized $5 million in interest income during the three months ended December 29, 2002. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of the principal amount, plus accrued interest, outstanding under the equipment loan facility. Telefonica recently indicated its intention to deploy GSM in Mexico.

      Pegaso is at an early stage of development and may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses and negative cash flows from operations. Based on current information and available evidence, including the acquisition of Pegaso by Telefónica, we believe that we will ultimately be able to collect the remaining $439 million in long-term financing due from Pegaso. Failure to collect our finance receivables could have a material adverse effect on our operating results and financial condition.

Korea Telecom Freetel Co., Ltd.

      In fiscal 2000, we purchased 2,565,000 common shares of Korea Telecom Freetel Co., Ltd. (KTF), a wireless phone operator in South Korea, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. During fiscal 2002, we exercised the warrants by tendering the bond as payment in full. We hold 4,416,000 common shares of KTF, representing a 2.4% interest, as of December 29, 2002. The fair value of the common shares was $108 million at December 29, 2002. During the first quarter of fiscal 2003, management determined that the decline in the market value of our investment in KTF was other than temporary. As a result, we recorded $55 million in other-than-temporary losses on marketable securities. In total, $88 million has been charged to earnings since the investment was made in fiscal 2000.

      We regularly monitor and evaluate the fair value of our marketable securities. When assessing our investment in KTF for other-than-temporary declines in value, we considered such factors as, among other things, the decline in KTF’s stock value as a percentage of the original cost, the period in which the market value of the investment had been below its original cost, the failure of recent information regarding the merger of KTF with KT-ICOM to positively impact KTF’s stock price, and other recent news and events that may negatively affect the recovery of KTF’s stock price. These events and circumstances indicated that a decline in the value of the investment had occurred and was other than temporary.

Inquam Ltd

      In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. We use the equity method to account for our investment in Inquam. At December 29, 2002, our investment in Inquam was $113 million, net of equity in losses. We provided $21 million in funding during the three months ended December 29, 2002. Our remaining equity funding commitment at December 29, 2002 was $6 million. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next nine months required for Inquam to realize the full value of its current operations. Remaining funding commitments from us and another investor are expected to be exhausted in March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

      Total revenues for the first quarter of fiscal 2003 were $1,097 million, compared to $699 million for the first quarter of fiscal 2002. Revenues from Samsung, Motorola, Kyocera, and LG Electronics, customers of both QCT and QTL, comprised an aggregate of 20%, 13%, 10% and 10% of total consolidated revenues, respectively, in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, revenues from Samsung, Kyocera, LG Electronics and Motorola comprised an aggregate of 17%, 15%, 10% and 7% of total consolidated revenues, respectively. The percentages for Kyocera included 2% and 4% in the first quarter of fiscal 2003 and fiscal 2002, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement with Kyocera terminates in February 2003.

      Revenues from sales of equipment and services for the first quarter of fiscal 2003 were $857 million, compared to $489 million for the first quarter of fiscal 2002. Revenues from sales of equipment and services for the first quarter of fiscal 2003 included $29 million related to the consolidation of Vésper Holding. Revenues from sales of equipment and services for the first quarter of fiscal 2002 included $6 million related to the consolidation of Vésper Holding effective in November 2001. Excluding Vésper Holding, revenues from sales of equipment and services increased by $345 million. Revenues from sales of integrated circuits increased $354 million, primarily due to an increase in unit shipments of MSM integrated circuits.

      Revenues from licensing and royalty fees for the first quarter of fiscal 2003 were $240 million, compared to $210 million for the first quarter of fiscal 2002. The increase resulted from higher QTL segment royalties.

      Cost of equipment and services revenues for the first quarter of fiscal 2003 were $388 million, compared to $245 million for the first quarter of fiscal 2002. Cost of equipment and services revenues for the first quarter of fiscal 2003 included $37 million related to the consolidation of Vésper Holding. Cost of revenues for the first quarter of fiscal 2002 included $11 million related to the consolidation of Vésper Holding. Excluding Vésper Holding, cost of equipment and services revenues as a percentage of equipment and services revenues was 42% for the first quarter of fiscal 2003, compared to 48% in the first quarter of fiscal 2002. The margin percentage improvement in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the change in product mix toward higher-end devices utilizing our CDMA2000 1X integrated circuits products and increased efficiency resulting from economies of scale. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

      For the first quarter fiscal 2003, research and development expenses were $112 million or 10% of revenues, compared to $107 million or 15% of revenues for the first quarter of fiscal 2002. The dollar increase in research and development expenses was primarily due to an $8 million increase in costs related to integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multiband, multinetwork products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and radioOne technologies.

      For the first quarter of fiscal 2003, selling, general and administrative expenses were $148 million or 13% of revenues, compared to $101 million or 14% of revenues for the first quarter of fiscal 2002. Selling, general and administrative expenses for the first quarter of fiscal 2003 included $32 million related to the consolidation of Vésper Holding, compared to $5 million in the first quarter of fiscal 2002. Excluding Vésper Holding, selling, general and administrative expenses comprised 11% and 14% of revenues in the first quarter of fiscal 2003 and fiscal 2002, respectively. The $20 million increase, excluding Vésper Holding, was primarily due to a $10 million increase in costs associated with international business development activities by our integrated circuit and licensing businesses, a $6 million increase in marketing and support efforts related to the BREW product, and $5 million related to the write down of a note receivable from a development stage CDMA wireless operator.

      Amortization of goodwill and other acquisition-related intangible assets was $2 million for the first quarter of fiscal 2003, compared to $64 million in the first quarter of fiscal 2002. Starting in fiscal 2003, the

Company no longer records goodwill amortization as a result of the adoption of FAS 142. Amortization in the first quarter of fiscal 2002 was primarily related to the acquisition of SnapTrack in March 2000.

      Interest expense was $7 million for the first quarter of fiscal 2003, compared to $3 million for the first quarter of fiscal 2002. Interest expense was primarily related to the $170 million long-term debt of Vésper Holding.

      Net investment expense was $51 million for the first quarter of fiscal 2003 compared to net investment income of $38 million for the first quarter of fiscal 2002. The change was primarily comprised as follows (in millions):

	Three Months Ended

	December 29,	December 30,
	2002	2001	Change

Interest income:
Corporate	$27	$24	$3
QSI	7	8	(1)

Net realized gains on investments:
Corporate	—	2	(2)
QSI	1	4	(3)
Other-than-temporary losses on marketable securities	(55)	—	(55)
Other-than-temporary losses on other investments	(12)	(5)	(7)
Change in fair values of derivative instruments	—	21	(21)
Minority interest in losses of consolidated subsidiaries	14	2	12
Equity in losses of investees	(33)	(18)	(15)

	$(51)	$38	$(89)

      The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances. The decline in QSI interest income was a result of the cessation of interest income recognition on Leap Wireless bonds starting in April 2002, partially offset by an increase in interest income on Pegaso debt facilities. The other-than-temporary losses on marketable securities during the first quarter of fiscal 2003 primarily related to a $55 million impairment of our investment in KTF. The change in fair values of derivative instruments during first quarter of fiscal 2002 primarily resulted from movements in the price of Leap Wireless stock, which affected the fair value of our warrants to acquire Leap Wireless stock. The increase in minority interest in losses of consolidated subsidiaries includes $11 million due to the consolidation of three months of Vésper operating losses in the first quarter of fiscal 2003, as compared to a two-week period in the first quarter of fiscal 2002. Equity in losses of investees increased due to a $15 million increase in losses incurred by Inquam.

      Income tax expense was $148 million for the first quarter of fiscal 2003 compared to $78 million for the first quarter of fiscal 2002. The annual effective tax rate is estimated to be 38% for fiscal 2003, compared to the 36% annual effective tax rate recorded during the first quarter of fiscal 2002. The estimated annual effective tax rate for fiscal 2003 is higher than the U.S. federal statutory rate due to state taxes and net capital losses for which no tax benefit is recorded, offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The actual effective tax rate for fiscal 2002 was 22%. The primary difference between the expected 2003 tax rate and the actual 2002 tax rate is that 2002 included the reversal of a deferred tax valuation allowance that was previously charged to expense, partially offset by the impact of nondeductible goodwill amortization. We have provided a valuation allowance on substantially all of our domestic deferred tax assets because of uncertainty regarding their realization primarily due to tax losses resulting from stock option exercises in recent years. We will continue to review taxable income projections in ascertaining whether the valuation allowance should remain in the future. If and when the valuation allowance is removed, the release of the valuation allowance will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

Our Segment Results for the First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

      The following should be read in conjunction with the first quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for the first quarter of fiscal 2003 were $710 million, compared to $359 million for the first quarter of fiscal 2002. Earnings before taxes for the first quarter of fiscal 2003 were $288 million, compared to $87 million for the first quarter of fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM integrated circuits and the effect of the change in product mix toward the higher-end devices utilizing our CDMA2000 1X products and increased efficiency resulting from economies of scale. Approximately 29 million MSM integrated circuits were sold during the first quarter of fiscal 2003, compared to approximately 15 million for the first quarter of fiscal 2002. Research and development and selling, general and administrative expenses were $3 million higher and $4 million higher, respectively, for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multiband, multimode, multinetwork products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and radioOne technologies. QCT inventories increased by 45% compared to the prior quarter, primarily as a result of anticipated future demand for 1X products, to $73 million at December 29, 2002.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for the first quarter of fiscal 2003 were $255 million, compared to $211 million for the first quarter of fiscal 2002. Royalty revenues from third party licensees were $212 million in the first quarter of fiscal 2003, compared to $182 million in the first quarter of fiscal 2002. Revenues from license fees were $14 million in the first quarter of fiscal 2003, compared to $13 million in the first quarter of fiscal 2002. Earnings before taxes for the first quarter of fiscal 2003 were $229 million, compared to $189 million for the first quarter of fiscal 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During the first quarter of both fiscal 2003 and 2002, we recognized $1 million in revenue related to equity received as consideration for license fees.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for the first quarter of fiscal 2003 were $109 million, consistent with the first quarter of fiscal 2002. Earnings before taxes for the first quarter of fiscal 2003 were $3 million, compared to losses before taxes of $1 million for the first quarter of fiscal 2002. Earnings before taxes increased primarily due to a $5 million reduction in research and development expenses and a $5 million increase in QWBS gross margin, partially offset by a $4 million increase in selling, general and administrative expense. We shipped approximately 10,600 OmniTRACS and other related communications systems during the first quarter of fiscal 2003, compared to approximately 9,400 in the first quarter of fiscal 2002.

QUALCOMM Strategic Initiatives (QSI)

      QSI segment revenues for the first quarter of fiscal 2003 were $29 million compared to $6 million in the first quarter of fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for the first quarter of fiscal 2003 were $133 million, compared to $5 million for the first quarter of fiscal 2002. During the first quarter fiscal 2003, we recorded a $30 million loss, net of minority interest, due to the consolidation of Vésper Holding and $6 million of equity in losses of VeloCom, as compared with a $9 million loss, net of minority interest, due to the consolidation of Vésper Holding and $8 million of equity in losses of VeloCom and the Vésper Operating Companies (pre-acquisition)

in the first quarter fiscal 2002. During the first quarter of fiscal 2003, we recorded $55 million in other-than-temporary losses on KTF marketable securities. During the first quarter of fiscal 2002, we recorded $21 million in gains related to changes in the fair values of Leap Wireless derivative investments.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities were $3,904 million at December 29, 2002, an increase of $704 million from September 29, 2002. The increase during the first three months of fiscal 2003 was primarily the result of $330 million in cash provided by operating activities, $385 million in net payments received on finance receivables, mainly comprised of payments from Pegaso, $56 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, and a $50 million increase in the fair value of marketable securities, partially offset by $82 million in capital expenditures, $24 million in cash used for other investments and $8 million used to purchase wireless licenses. We expect Vésper Holding to require approximately $80 to $150 million in cash funding through the end of fiscal 2003.

      Accounts receivable increased by 23% during the first quarter of fiscal 2003. The increase in accounts receivable was primarily due to the increase in revenues. Excluding Vésper Holding receivables, days sales outstanding were 54 days at December 29, 2002 compared to 53 days at September 29, 2002.

      We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA wireless operators and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      At December 29, 2002, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement	$464

Equity investments:
Inquam	6
Other	34
Other debt commitments	6

Total debt and equity commitments	510
Long-term purchase commitments	75
Operating leases	144
Other	7

Total	$736

      Information regarding our long-term purchase commitments is provided in the Consolidated Financial Statements for the fiscal year ended September 29, 2002. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies.” Information regarding our operating leases at December 29, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies.”

      Commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless operator in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop with limited mobility, national long distance services and international long distance services in India. Our obligation to make this investment became non-binding during fiscal 2002 because certain conditions precedent under the agreement had not been satisfied by RIL by the required dates. RIL has since fulfilled those conditions. We have retained the right to purchase the shares. If we complete the investment, funding is likely to occur through September 2003. At December 29, 2002, we had not purchased any shares of RIL.

      Information regarding our other financial commitments at December 29, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities, Note 6 — Commitments and Contingencies and Note 8 — Acquisitions.”

Future Accounting Requirements

      In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We are reviewing EITF Issue No. 00-21 and have not yet determined the impact this issue will have on our operating results and financial position.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Exit or Disposal Activities.” FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our operating results or financial position.

RISK FACTORS

      You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2002, including our financial statements and the related notes.

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

      We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, or if wireless operators do not deploy networks that utilize CDMA technology, our business and financial results could suffer.

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

Because we have made significant investments in and loans to CDMA wireless operators, our financial condition may be harmed if those CDMA wireless operators are not successful.

      We provide significant financing to CDMA wireless operators to promote the worldwide adoption of CDMA products and services. Due to financial and competitive challenges facing CDMA wireless operators, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Many domestic and international CDMA wireless operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these wireless operators. Certain wireless operators to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such write-downs or defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign wireless operators that we finance. These spectrum licenses initially may constitute the primary asset of the wireless operators. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Investments in Other Entities.” If we are unable to recover our investments in or loans to these wireless operators, our financial condition may be harmed.

We have acquired a controlling interest in Vésper Holding, which owns two CDMA wireless operators in Brazil. Our financial condition may be harmed if Vésper Holding is not successful.

      In November 2001, we acquired Vésper Holding, which owns two CDMA wireless operators in Brazil (collectively, Vésper). See “Notes to Condensed Consolidated Financial Statements, Note 8 — Acquisitions.” We expect Vésper to incur operating losses and negative cash flows from operations as it expands operations and enters new markets, even if and after it achieves positive cash flows from operations in initial operating markets. We may incur significant losses in the future related to our ownership of Vésper, and we cannot assure you that Vésper will ever operate profitably. Additional risks and uncertainties specific to Vésper include risks associated with:

•	the unstable financial market in Brazil which may hinder Vésper from acquiring additional financing from local banks and may result in further devaluation of the Brazilian real;

•	the availability and cost of capital;

•	the ability to compete with more well-established competitors in Brazil that may offer less expensive products and services, more desirable or innovative products or have extensive resources or better financing;

•	the ability to establish a significant market presence in new geographic and service markets in Brazil;

•	the ability to develop future business opportunities critical to the realization of growth potential;

•	the upgrade of the existing network to CDMA2000 1X and 1xEV-DO, including risks related to the operations of new systems and technologies, substantial required expenditures and potential unanticipated costs, the adequacy of suppliers and consumer acceptance of the products and services to be offered;

•	the regulatory and legal environment, including risks associated with defining, defending and operating Vésper’s restricted mobility products, the ability to acquire full mobility licenses and the ability to most effectively utilize recent modifications in telecommunications regulations; and

•	casualty liability related to vandalism or accidents that may result from structural defects identified in any of the remaining 13 towers subject to the replacement program before Vésper is able to replace those towers.

We have a significant equity method investment in Inquam Limited (Inquam). Our financial condition may be harmed if Inquam is not successful.

      We agreed to invest $200 million in the convertible preferred shares of Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. At December 29, 2002, our investment in Inquam was $113 million, net of equity in losses. We provided $21 million in funding during the three months ended December 29, 2002. Our remaining equity funding commitment at December 29, 2002 was $6 million. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003. In addition, Inquam’s management expects to raise additional funds over the next nine months required for Inquam to realize the full value of its current operations. Remaining funding commitments from us and another investor are expected to be exhausted in March 2003. Total additional funding required by Inquam for calendar 2003 is estimated to be between $175 million and $195 million. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Our four largest customers accounted for 53% and 50% of consolidated revenues in the first quarter of fiscal 2003 and 2002, respectively. The loss of any one of our major customers or licensees could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

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

QWI Segment

      Our QIS division derives revenue primarily from software development and services revenues related to our BREW (Binary Runtime Environment for Wireless) product and services and a QChat licensing agreement with Nextel. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, wireless device manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

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

      Consolidated revenues from international customers as a percentage of total revenues were 79% in the first quarter of fiscal 2003 and 66% in the first quarter of fiscal 2002. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first quarter of fiscal 2003, 47% and 14% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 20% during the first quarter of fiscal 2002, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. The wireless market in China represents a significant growth opportunity for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had more than 7 million subscribers at the end of December 2002. If China Unicom or the government of China make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China, our business could be harmed.

      In November 2001, we acquired Vésper, a CDMA wireless operator in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment.

      We are subject to risks in certain global markets in which wireless operators provide subsidies on phone sales to their customers. For example, the South Korean government imposed a ban on phone subsidies in June 2000. This regulatory change required South Korean wireless operators to sell phones at substantially higher unsubsidized prices and, as a result, sales were negatively impacted in the domestic South Korean market for a period of time. Further limitations or changes in policy on phone subsidies in South Korea, Japan, China and other countries may have additional negative impacts on our revenues.

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

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative instruments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. Available-for-sale equity securities and derivative instruments recorded at fair value subject us to equity price risk. The fair market values of these securities and derivative instruments are subject to significant market price volatility and, in general, suffered significant decreases in market value during fiscal 2002 and 2001. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also make strategic investments in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost, but the recorded values may be written down due to changes in the companies’ conditions or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 2 — Composition of Certain Financial Statement Captions, and Note 3 — Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

We depend upon a limited number of third party manufacturers to provide subassemblies and parts for our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

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

      Our future operating results will be affected by many factors, including the following:

•	the success and rate of global CDMA technology deployment;

•	delays in the adoption of 3G CDMA standards;

•	changes in the growth rate of the wireless communications industry;

•	consolidation in the wireless communications industry;

•	strategic transactions, such as acquisitions, divestitures and investments, including investments in new ventures and CDMA wireless operators;

•	the collectibility of our trade and finance receivables;

•	changes in the fair values of our strategic equity and derivative investments;

•	our ability to realize the fair values of our investments in thinly-traded public and private markets;

•	the success of our strategic investments;

•	the performance of our Vésper Holding subsidiary;

•	our ability to retain existing or secure anticipated customers, licensees or orders, both domestically and internationally;

•	the availability and cost of products and services from our third-party suppliers;

•	our ability to develop, introduce and market new technology, products and services on a timely basis;

•	foreign currency fluctuations, inflation and deflation;

•	decreases in average selling prices for our products and our customers’ products that use our technology;

•	decreases in demand for our products and our customers’ products that use our technology;

•	intellectual property disputes and litigation;

•	government regulations;

•	product defects;

•	changes in accounting standards or practices;

•	changes to existing rules or practice regarding stock option accounting and taxation;

•	management of inventory by us and our customers and their customers in response to shifts in market demand;

•	energy blackouts and system failures;

•	changes in the mix of technology and products developed, licensed, produced and sold; and

•	seasonal customer demand.

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

      Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, Samsung, Matsushita and Siemens, all of whom are also our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, LINQ and OmniOne products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

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

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Foreign CDMA wireless operators to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. Our trade receivables are generally United States dollar denominated. Accordingly, any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Average selling prices for our customers’ products may be denominated in local currencies, and declines in local currency values may adversely affect future royalty revenue.

Our stock price is volatile.

      The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	receipt of substantial orders for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	acts of terrorism and war;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

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

      New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and GPS position location technologies. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. We cannot assure you that the revenues generated from these products will meet our expectations.

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

      The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless operators consolidate with companies that utilize technologies that compete with CDMA, then CDMA may lose market share unless the surviving entity continues to deploy CDMA. This consolidation could also result in delays in or cancellation of purchasing decisions by the merged companies, negatively affecting our revenues and operating results.

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

      A number of third parties have claimed to own patents essential to various proposed 3G CDMA standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

      Third parties also may commence actions seeking to establish the invalidity of our patents. In the event that a third party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable, which would harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of our technology and our licensees may be prevented from manufacturing and selling the products that incorporate such technology without obtaining a license to use a third party’s technology. Even if a third-party challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation.

The high amount of capital required to obtain radio frequencies licenses could slow the growth of the wireless communications industry and adversely affect our business.

      Our growth is dependent upon the increased use of wireless communications services that utilize our CDMA technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to obtain licenses to use new frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the amount paid for these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. In addition, litigation and disputes involving companies bidding to acquire spectrum has delayed the expansion of wireless networks in the United States, and it is possible that this delay could continue for a significant amount of time. The significant cost of licenses and delays associated with disputes over license auctions may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement infrastructure to support 3G technology. Our growth could be adversely affected if this occurs.

Our business and operating results may be harmed by inflation and deflation.

      Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on our customers, licensees and the projects of CDMA wireless operators in those countries, including their ability to obtain financing and repay debts. Brazil and Mexico, for example, have periodically experienced relatively high rates of inflation and currency devaluation. Significant inflation or deflation could have a material adverse effect on our business, operating results, liquidity and financial position.

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

      Despite the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

If wireless phones pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.

      Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless phones, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also may be some safety risks associated with the use of wireless phones while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

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

We may not be able to attract and retain qualified employees.

      Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry.

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

Financial information that we disclose concerning our operations in our earnings releases and investor conference calls may not comply with new SEC regulations effective in calendar year 2002.

      We prepare and release quarterly unaudited and annual audited financial statements in accordance with generally accepted accounting principles (GAAP). We also disclose and discuss certain financial information in our related earnings releases and investor conference calls. This financial information presents the financial results of our core businesses, excluding the results of our QSI segment. We believe the disclosure of financial information regarding our core businesses helps investors more meaningfully evaluate the results of our ongoing operations and that the securities analysts who cover our stock evaluate our performance on this basis. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission and our quarterly earnings releases and compare that GAAP financial information with the financial results disclosed in our quarterly earnings releases, investor calls, and web site, as well as in some of our other reports. In addition, pursuant to the Sarbanes-Oxley Act of 2002, the SEC has released proposed rules and is required to issue final rules regarding the publication of non-GAAP financial information in the first calendar quarter of 2003. It is possible these final rules could materially limit our ability to disclose discrete financial information about our financial results and outlook, which could make it more difficult for us to communicate the results of our ongoing operations. This result could have an adverse effect on the trading price of our common stock and lead to increased stock price volatility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2002 Annual Report on Form 10-K.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity
Average Yield at Purchase
(Dollars in millions)

							No Single
	2003	2004	2005	2006	2007	Thereafter	Maturity	Total	Fair Value

December 29, 2002:
Fixed income securities	$334	$641	$337	$205	$65	$259	$402	$2,243	$2,248
Interest rate	3.2%	3.2%	3.1%	3.3%	5.3%	9.1%	3.6%

September 29, 2002:
Fixed income securities	$295	$548	$209	$61	$51	$230	$296	$1,690	$1,692
Interest rate	4.1%	3.6%	3.7%	4.8%	6.4%	9.3%	4.0%

      We consolidate all assets and liabilities of the Vésper Operating Companies. During the first quarter of fiscal 2003, the Vésper Operating Companies acquired wireless licenses for $82 million. After our initial $8 million payment, the remaining Brazilian real-denominated obligation financed by the Brazilian government totaled $74 million at December 29, 2002. We will make annual payments of $12 million per year starting in fiscal 2006, until the obligation is fully repaid. The debt bears interest at 12%, plus an adjustment for inflation.

      We are exposed to foreign exchange risk related to our consolidation of the Vésper Operating Companies. We report our financial statements in U.S. dollars. The Vésper Operating Companies account for the majority of their transactions in Brazilian real, and their results are translated into U.S. dollars during and at the end of the fiscal quarter. In addition, the Vésper Operating Companies’ capital lease commitments are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Brazilian real could have a material effect on the Vésper Operating Companies and on us. A significant devaluation of the Brazilian real has occurred in the past and may occur again the future.

      We hold marketable securities and derivative instruments subject to equity price risk. The recorded values of marketable securities increased to $186 million at December 29, 2002 from $155 million at September 29, 2002. As of December 29, 2002, one equity position constituted approximately 58% of the fair value of the marketable securities portfolio. The recorded value of derivative instruments subject to FAS 133 at December 29, 2002 was $1 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      At December 29, 2002, there had been no other material changes to the market risks described at September 29, 2002. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference. See “Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper Sao Paulo S.A., Vésper S.A., Vésper Holding Sao Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper Sao Paulo Cayman and Vésper Holding, Ltd.(1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd.(1)
3.1	Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)(3)
3.3	Certificate of Designation of Preferences.(4)
3.4	Bylaws.(5)
3.5	Amendment of the Bylaws.(6)
10.54	Amended and Restated Common Agreement by and among Pegaso Comunicaciones Y Sistemas, S.A. De C.V., Pegaso Pcs, S.A., De C.V., Pegaso Telecomunicaciones, S.A. De C.V., Pegaso Recursos Humanos, S.A. De C.V., Pegaso Finanzas, S.A. De C.V., Pegaso Finco I, S.A. De C.V. and Banco Nacional De México, S.A., Grupo Financiero Banamex, as Collateral Agent, Citibank, N.A. as Intercreditor Agent, Citibank International Plc, as Alcatel Administrative Agent, ABN AMRO Bank N.V., as QUALCOMM Administrative Agent and Electro Banque, as Facility 2 Administrative Agent, dated as of September 10, 2002.

99.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, as amended.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 23, 1999.

(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ WILLIAM E. KEITEL

William E. Keitel
Senior Vice President and
Chief Financial Officer

Dated: January 22, 2003

CERTIFICATIONS

I, Irwin Mark Jacobs, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of QUALCOMM Incorporated;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ IRWIN MARK JACOBS

Irwin Mark Jacobs,
Chief Executive Officer and Chairman

Dated: January 22, 2003

I, William E. Keitel, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of QUALCOMM Incorporated;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM E. KEITEL

William E. Keitel,
Chief Financial Officer

Dated: January 22, 2003