Form 10-Q
period 2003-03-30
QUALCOMM INC/DE
filed 2003-04-23
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 21, 2003:

Class	Number of Shares

Common Stock, $0.0001 per share par value	789,406,834

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6 – 26
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	27 – 57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58 – 59
Item 4.	Controls and Procedures	59
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	60
Item 2.	Changes in Securities	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 5.	Other Information	60
Item 6.	Exhibits and Reports on Form 8-K	61
SIGNATURES
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

ASSETS

	March 30,	September 29,
	2003	2002

Current assets:
Cash and cash equivalents	$1,989,841	$1,406,704
Marketable securities	1,750,604	1,411,178
Accounts receivable, net	534,214	536,950
Finance receivables, net	4,588	388,396
Inventories, net	151,082	88,094
Deferred tax assets	459,241	122
Other current assets	135,062	109,322

Total current assets	5,024,632	3,940,766
Marketable securities	623,538	381,630
Finance receivables, net	453,373	442,934
Other investments	177,436	276,414
Property, plant and equipment, net	588,267	686,283
Goodwill, net	346,913	344,803
Deferred tax assets	603,979	7,493
Other assets	400,044	425,725

Total assets	$8,218,182	$6,506,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$185,676	$209,418
Payroll and other benefits related liabilities	121,190	126,005
Unearned revenue	173,446	183,482
Dividends payable	39,475	—
Other current liabilities	213,210	156,081

Total current liabilities	732,997	674,986
Unearned revenue	266,408	259,995
Long-term debt	151,606	94,288
Other liabilities	46,352	40,283

Total liabilities	1,197,363	1,069,552

Commitments and contingencies (Notes 2, 3 and 7)
Minority interest in consolidated subsidiaries	50	44,540

Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at March 30, 2003 and September 29, 2002	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 790,272 and 778,549 shares issued and outstanding at March 30, 2003 and September 29, 2002	80	79
Paid-in capital	6,176,021	4,918,202
Retained earnings	909,513	604,624
Accumulated other comprehensive loss	(64,845)	(130,949)

Total stockholders’ equity	7,020,769	5,391,956

Total liabilities and stockholders’ equity	$8,218,182	$6,506,048

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Revenues:
Equipment and services	$789,482	$504,130	$1,646,945	$993,222
Licensing and royalty fees	253,561	191,985	493,267	401,535

	1,043,043	696,115	2,140,212	1,394,757

Operating expenses:
Cost of equipment and services revenues	381,928	291,914	769,929	537,111
Research and development	131,801	116,755	244,280	223,623
Selling, general and administrative	135,724	123,960	283,723	224,725
Amortization of goodwill and other acquisition-related intangible assets (Note 1)	1,965	63,682	3,937	127,413
Asset impairment charges (Note 9)	160,145	—	160,145	—

Total operating expenses	811,563	596,311	1,462,014	1,112,872

Operating income	231,480	99,804	678,198	281,885
Interest expense	(3,879)	(6,156)	(10,760)	(8,718)
Investment (expense) income, net (Note 4)	(12,725)	(25,007)	(63,313)	13,025

Income before income taxes	214,876	68,641	604,125	286,192
Income tax expense	(111,860)	(24,711)	(259,775)	(103,029)

Net income	$103,016	$43,930	$344,350	$183,163

Net earnings per common share:
Basic	$0.13	$0.06	$0.44	$0.24

Diluted	$0.13	$0.05	$0.42	$0.23

Shares used in per share calculations:
Basic	789,026	767,903	786,153	766,431

Diluted	818,088	808,996	816,916	809,285

Dividends declared per share	$0.05	$—	$0.05	$—

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	March 30,	March 31,
	2003	2002

Operating Activities:
Net income	$344,350	$183,163
Depreciation and amortization	89,526	180,440
Asset impairment charges	160,145	—
Net realized gains on marketable securities and other investments	(11,268)	(7,193)
Change in fair values of derivative investments	(120)	29,012
Other-than-temporary losses on marketable securities and other investments	90,550	10,635
Minority interest in loss of consolidated subsidiaries	(36,553)	(19,364)
Equity in losses of investees	89,226	38,889
Non-cash income tax expense	195,613	55,599
Other non-cash charges and credits	21,889	4,074
Increase (decrease) in cash resulting from changes in:
Proceeds from (purchases of) trading securities	2,085	(2,007)
Accounts receivable, net	3,346	40,871
Inventories, net	(64,201)	22,478
Other assets	6,792	(2,901)
Trade accounts payable	(18,932)	(34,745)
Payroll, benefits, and other liabilities	21,733	6,824
Unearned revenue	15,146	(24,558)

Net cash provided by operating activities	909,327	481,217

Investing Activities:
Capital expenditures	(130,971)	(73,001)
Purchase of wireless licenses	(8,247)	—
Purchases of available-for-sale securities	(1,448,922)	(661,838)
Proceeds from sale of available-for-sale securities	1,015,585	372,815
Purchases of held-to-maturity securities	(160,206)	(135,275)
Maturities of held-to-maturity securities	76,152	91,236
Issuance of finance receivables	(148,021)	(36,521)
Collection of finance receivables	527,033	6,393
Issuance of notes receivable	(1,177)	(2,000)
Other investments and acquisitions	(31,738)	(223,873)
Other items, net	1,638	814

Net cash used by investing activities	(308,874)	(661,250)

Financing Activities:
Net proceeds from issuance of common stock	112,696	52,350
Repurchase and retirement of common stock	(123,577)	—
Proceeds from put options	7,136	—
Proceeds from minority shareholders	—	10,000
Proceeds from the issuance of long-term debt	5,620	13,705
Payments on long-term debt	(17,217)	(18,189)
Other items, net	20	557

Net cash (used) provided by financing activities	(15,322)	58,423

Effect of exchange rate changes on cash	(1,994)	683

Net increase (decrease) in cash and cash equivalents	583,137	(120,927)
Cash and cash equivalents at beginning of period	1,406,704	1,388,602

Cash and cash equivalents at end of period	$1,989,841	$1,267,675

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

      The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 29, 2002 was derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and six month periods ended March 30, 2003 and March 31, 2002 included 13 weeks and 26 weeks, respectively.

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

Revenues

      During the three months and six months ended March 30, 2003, the Company recognized $11 million and $24 million, respectively, in income before income taxes, as compared to $17 million and $36 million for the three months and six months ended March 31, 2002, respectively, related to revenue and expense recognized in prior years as a result of the adoption of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001.

Net Earnings Per Common Share

      Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per common share (diluted EPS) for the three months and six months ended March 30, 2003 reflected the potential dilutive effect, calculated using the treasury stock method, of 29,062,000 and 30,763,000 additional common shares issuable upon exercise of outstanding stock options, respectively. The diluted base for the three months and six months ended March 31, 2002 reflected the potential dilutive effect, calculated using the treasury stock method, of 41,093,000 and 42,854,000 additional common shares issuable upon exercise of outstanding stock options.

      Options outstanding during the three months and six months ended March 30, 2003 to purchase approximately 41,668,000 and 41,742,000 shares of common stock, respectively, and options outstanding during the three months and six months ended March 31, 2002 to purchase approximately 42,284,000 and 33,207,000 shares of common stock, respectively, were not included in the treasury stock computation because the options’ exercise prices were greater than the average market price of the common stock during the period, and therefore, the effect on diluted EPS would be anti-dilutive. Put options outstanding to purchase 3,000,000 shares of common stock were not included in the treasury stock computation for the three months

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and six months ended March 30, 2003 because the put options’ exercise prices were less than the average market price of the common stock during the period, and therefore, the effect on diluted EPS would be anti-dilutive (Note 6).

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

      As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. As required by FAS 123, the Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 30, 2003 were $20.84 and $20.57 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 31, 2002 were $23.93 and $31.79 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during the three months and six months ended March 30, 2003 was $10.37. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during the three months and six months ended March 31, 2002 was $16.90.

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

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net income, as reported	$103,016	$43,930	$344,350	$183,163
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	148	392	465	835
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(63,614)	(60,301)	(129,530)	(112,655)

Pro forma net income (loss)	$39,550	$(15,979)	$215,285	$71,343

Earnings (loss) per share:
Basic — as reported	$0.13	$0.06	$0.44	$0.24

Basic — pro forma	$0.05	$(0.02)	$0.27	$0.09

Diluted — as reported	$0.13	$0.05	$0.42	$0.23

Diluted — pro forma	$0.05	$(0.02)	$0.26	$0.09

Comprehensive Income

      Components of accumulated other comprehensive loss consisted of the following (in thousands):

	March 30,	September 29,
	2003	2002

Foreign currency translation	$(98,489)	$(79,762)
Unrealized gain (loss) on marketable securities, net of tax	33,644	(51,187)

	$(64,845)	$(130,949)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net income	$103,016	$43,930	$344,350	$183,163

Other comprehensive income:
Foreign currency translation	1,836	21,929	(18,727)	31,047
Unrealized (losses) gains on marketable securities, net of tax	(3,665)	1,746	25,986	88,134
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of tax	11,069	2,311	65,927	2,311
Reclassification adjustment for net realized gains included in net income, net of tax	(5,917)	(616)	(7,082)	(7,306)

Total other comprehensive income	3,323	25,370	66,104	114,186

Total comprehensive income	$106,339	$69,300	$410,454	$297,349

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

Valuation of Long-Lived Assets

      The Company adopted Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” as of the beginning of fiscal 2003. The adoption of this accounting standard did not have a material impact on the Company’s operating results and financial position. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

      The unaudited pro forma results of operations and earnings per share, assuming FAS 142 had been adopted at the beginning of fiscal 2002, are as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2002	2002

Net income	$105,470	$306,246

Basic earnings per share	$0.14	$0.40

Diluted earnings per share	$0.13	$0.38

Warranty

      Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

Future Accounting Requirements

      In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 — Composition of Certain Financial Statement Captions

Marketable Securities

      Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent

	March 30,	September 29,	March 30,	September 29,
	2003	2002	2003	2002

Held-to-maturity:
Certificates of deposit	$61,813	$76,153	$—	$—
Commercial paper	—	—	6,200	6,200
Federal agencies	220	—	99,953	—
Corporate medium-term notes	128,575	97,669	75,771	89,418

	190,608	173,822	181,924	95,618

Available-for-sale:
Federal agencies	290,826	270,896	—	—
U.S. government securities	271,151	238,286	—	—
Corporate medium-term notes	549,071	300,648	—	—
Mortgage and asset-backed securities	423,961	290,702	—	—
Non-investment grade debt securities	6,837	6,558	298,588	259,196
Equity securities	18,150	130,266	143,026	24,956

	1,559,996	1,237,356	441,614	284,152

Trading:
Corporate convertible bonds	—	—	—	1,860

	—	—	—	1,860

	$1,750,604	$1,411,178	$623,538	$381,630

Accounts Receivable

	March 30,	September 29,
	2003	2002

	(in thousands)
Trade, net of allowance for doubtful accounts of $14,932 and $21,647, respectively	$490,590	$521,371
Long-term contracts:
Billed	25,133	4,576
Unbilled	11,537	985
Other	6,954	10,018

	$534,214	$536,950

Finance Receivables

      Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Erics-

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

son) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows (in thousands):

	March 30,	September 29,
	2003	2002

Finance receivables	$503,322	$881,859
Allowance for doubtful receivables	(45,361)	(50,529)

	457,961	831,330
Current maturities, net	4,588	388,396

Noncurrent finance receivables, net	$453,373	$442,934

      The Company had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans (Note 7). On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. The Company used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. As a result of these transactions, finance receivables decreased by $378 million.

      At March 30, 2003, amounts outstanding, net of unearned interest and fees, under the Pegaso equipment loan facility were $441 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. On March 31, 2003, Pegaso paid $4 million on the equipment loan facility. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% for two years, LIBOR plus 3% for the next three years and LIBOR plus 6% thereafter. The Company recognized $6 million and $11 million in interest income during the three months and six months ended March 30, 2003. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of the principal amount, plus accrued interest, outstanding under the equipment loan facility. Telefonica has indicated its intention to deploy GSM in Mexico.

      At March 30, 2003, commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. The Company no longer has commitments to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 7).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

	March 30,	September 29,
	2003	2002

	(in thousands)
Raw materials	$15,012	$19,583
Work-in-process	1,936	4,315
Finished goods	134,134	64,196

	$151,082	$88,094

Property, Plant and Equipment

	March 30,	September 29,
	2003	2002

	(in thousands)
Land	$47,148	$41,668
Buildings and improvements	328,203	294,186
Computer equipment	349,805	348,208
Machinery and equipment	377,622	442,098
Furniture and office equipment	22,241	29,841
Leasehold improvements	45,500	53,769

	1,170,519	1,209,770
Less accumulated depreciation and amortization	(582,252)	(523,487)

	$588,267	$686,283

      Depreciation and amortization expense related to property, plant and equipment for the three months and six months ended March 30, 2003 were $38 million and $73 million, respectively, as compared to $36 million and $61 million for the three months and six months ended March 31, 2002, respectively.

Intangible Assets

      Starting in fiscal 2003, the Company no longer records goodwill amortization (Note 1). The Company’s reportable segment assets do not include goodwill (Note 8). The Company allocated goodwill to its reporting units for transition testing purposes as of the date of its adoption of FAS 142. Goodwill was allocated to reporting units included in the Company’s reportable segments as follows: $268 million in QUALCOMM CDMA Technologies, $73 million in QUALCOMM Technology Licensing, $4 million in QUALCOMM Wireless & Internet and $2 million in QUALCOMM Strategic Initiatives.

      All of the Company’s acquired intangible assets other than goodwill are subject to amortization. During the six months ended March 30, 2003, the Company acquired $82 million in wireless licenses in Brazil (Note 7), which will be amortized on a straight-line basis over their terms of approximately 15 years. No significant residual value is estimated for these intangible assets. During the three months ended March 30, 2003, the Company recorded a $160 million impairment loss on its long-lived assets related to Vésper (Note 9), including impairment of $34 million in wireless licenses, $12 million in marketing-related intangible assets and $5 million in customer-related intangible assets. Amortization expense for the three months and six months ended March 30, 2003 was $5 million and $11 million, respectively, as compared to $5 million and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$9 million for the three months and six months ended March 31, 2002, respectively. The components of intangible assets were as follows (in thousands):

	March 30, 2003		September 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$174,479	$(4,463)	$118,705	$(1,429)
Marketing-related	20,499	(6,633)	34,673	(5,786)
Technology-based	33,493	(23,403)	31,846	(19,659)
Customer-related	15,841	(13,446)	22,806	(11,028)
Other	7,001	(213)	13,751	(4,881)

Total intangible assets	$251,313	$(48,158)	$221,781	$(42,783)

      Amortization expense related to these intangible assets is expected to be $12 million for the remainder of fiscal 2003, $18 million in fiscal 2004, $14 million in fiscal 2005, $14 million in fiscal 2006 and $13 million in fiscal 2007.

      Capitalized software development costs were $30 million and $24 million at March 30, 2003 and September 29, 2002, respectively. Accumulated amortization on capitalized software was $20 million and $14 million at March 30, 2003 and September 29, 2002, respectively. Amortization expense related to capitalized software for the three months and six months ended March 30, 2003 was $3 million and $6 million, respectively, as compared to $3 million and $4 million for the three months and six months ended March 31, 2002, respectively.

Note 3 — Investments in Other Entities

Inquam Limited

      In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. The Company uses the equity method to account for its investment in Inquam. At March 30, 2003, the Company’s investment in Inquam was $86 million, net of equity in losses. The Company provided $6 million and $27 million in funding during the three months and six months ended March 30, 2003, respectively. The Company had no remaining equity funding commitment at March 30, 2003; however, on March 26, 2003, the Company agreed to extend $25 million of bridge loan financing to Inquam, of which $10 million was funded on April 1, 2003. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. The Company expects to fund the remaining bridge loan commitment through May 2003. The Company is considering additional investment and/or debt financing. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003 and to raise additional funds required over the next nine months for Inquam to realize the value of its current operations. Total additional funding required by Inquam for calendar 2003 is estimated to be between $150 million and $170 million, and Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found, or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of the Company’s investment in Inquam may be negatively affected.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reliance Infocomm Limited

      In December 2001, QUALCOMM agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless operator in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone services, Wireless Local Loop with limited mobility, national long distance services and international long distance services in India. The Company’s obligation to make this investment became non-binding during fiscal 2002 because certain conditions precedent under the agreement had not been satisfied by RIL by the required dates. RIL has since fulfilled those conditions. The Company has retained the right to purchase the shares. If the Company completes the investment, funding is likely to occur through September 2003. At March 30, 2003, the Company had not purchased any shares of RIL.

Other

      Other strategic investments as of March 30, 2003 totaled $91 million, including $41 million accounted for using the cost method. At March 30, 2003, effective ownership interests in these investees ranged from 1% to 50%. Funding commitments related to other strategic investments totaled $28 million at March 30, 2003, which the Company expects to fund through fiscal 2009. Such commitments are generally subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 — Investment (Expense) Income, Net

      Investment (expense) income was comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Interest income	$34,957	$32,569	$68,522	$65,004
Net realized gains on marketable securities	9,972	959	11,268	7,193
Other-than-temporary losses on marketable securities	(18,458)	(2,345)	(73,349)	(2,345)
Other-than-temporary losses on other investments	(5,509)	(3,143)	(17,201)	(8,290)
Change in fair values of derivative investments	106	(49,264)	120	(29,012)
Minority interest in loss of consolidated subsidiaries	22,733	17,022	36,553	19,364
Equity in losses of investees	(56,526)	(20,805)	(89,226)	(38,889)

	$(12,725)	$(25,007)	$(63,313)	$13,025

      During the second quarter of fiscal 2003, management determined that the decline in the market value of the Company’s investment in a provider of semiconductor packaging, test and distribution services was other than temporary. In reaching this conclusion, the decline in stock value as a percentage of the original cost and the length of time in which the market value of the investment had been below its original cost were considered. As a result, the Company recorded $16 million in other-than-temporary losses on marketable securities during the three months ended March 30, 2003. The Company purchased the 2,008,000 common shares currently held in this company for $23 million in fiscal 2000. The fair value of these common shares was $7 million at March 30, 2003.

      During the first quarter of fiscal 2003, the Company recorded $55 million in other-than-temporary losses on marketable securities on its investment in Korea Telecom Freetel Co., Ltd. (KTF), a wireless phone operator in South Korea.

Note 5 — Income Taxes

      The Company currently estimates its annual effective income tax rate to be approximately 43% for fiscal 2003. This rate is higher than the U.S. federal statutory rate primarily due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The prior fiscal year rate of 22% was lower than the U.S. federal statutory rate as a result of the reversal of a deferred tax valuation allowance that was charged to expense in fiscal 2001 and research and development credits, partially offset by the impact of nondeductible goodwill amortization, state taxes, and foreign losses not tax effected. The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $785 million of undistributed earnings of certain non-U.S. subsidiaries. The Company considers the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States. Should the Company have to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

      The Company reversed approximately $1.1 billion of its valuation allowance on substantially all of its U.S. deferred tax assets during the three months ended March 30, 2003 as a credit to stockholders’ equity. The Company now believes that it will more likely than not have sufficient taxable income after stock option

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deductions to utilize its deferred tax assets. The Company continues to provide a valuation allowance on substantially all of its foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. The Company also provides a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization. If capital losses are utilized and any portion of the $19 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision. The net deferred tax assets decreased by $2 million, excluding the reversal of the valuation allowance, from September 29, 2002 to March 30, 2003.

Note 6 — Capital Stock

      Changes in stockholders’ equity for the six months ended March 30, 2003 were as follows (in thousands):

Balance at September 29, 2002	$5,391,956
Reversal of the valuation allowance on certain deferred tax assets (Note 5)	1,105,640
Net income	344,350
Tax benefit from the exercise of stock options	155,147
Net proceeds from the issuance of common stock	112,696
Other comprehensive income	66,104
Premiums received for put options on the Company’s common stock	7,136
Repurchase and retirement of common stock	(123,577)
Accrued dividends	(39,461)
Other	778

Balance at March 30, 2003	$7,020,769

Stock Repurchase Program

      On February 11, 2003, the Company’s Board of Directors authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. During the three months ended March 30, 2003, the Company bought 3,615,000 shares at an aggregate cost of $124 million. At March 30, 2003, $876 million remains to be expended under the Board’s authorization. Repurchased shares are retired upon repurchase.

      In connection with the Company’s stock repurchase program, the Company sold put options under three separate contracts with independent third parties during the three months ended March 30, 2003 that may require the Company to purchase three million shares of its common stock upon exercise. The Company accounts for the written put options in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In the event the put options are exercised, the contracts allow the Company to determine the settlement method, including net share settlement, and the Company has determined that the written put options should be classified as permanent equity as defined by EITF Issue No. 00-19. As such, the Company records the premiums received as additions to paid-in capital, and changes in fair value are not recognized in the Company’s financial statements. The premiums received for the put options of $7 million were recorded as additions to paid-in capital. At March 30, 2003, all three contracts, with expiration dates ranging from June 23, 2003 to June 25, 2003, were outstanding. If the put options are exercised and physically settled, the Company’s effective repurchase price (the strike price less the premiums received for the put options) will range from $28.96 to $31.74 per share. Any shares repurchased upon exercise of the options will be retired.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends

      On February 11, 2003, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock, which was paid on March 31, 2003 to stockholders of record as of the close of business on March 14, 2003. The dividend was charged to retained earnings in the amount of $39 million.

Note 7 — Commitments and Contingencies

Litigation

      Schwartz, et al v. QUALCOMM: On December 14, 2000, 77 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppels, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. Since then, 10 other individuals have joined the suit as plaintiffs. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed three other plaintiffs from the lawsuit. On November 18, 2002, the Court granted the Company’s motion to dismiss 61 of the remaining 67 plaintiffs from the lawsuit. The Company subsequently resolved the matters with the remaining plaintiffs. The 61 plaintiffs whose claims were dismissed in November 2002 have moved the Court for reconsideration of its decision dismissing those claims. The Company has opposed the motion and a decision is pending. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Boesel, et al v. QUALCOMM; Stone et al v. QUALCOMM. These cases were filed in San Diego County Superior Court in February 2003 by the 17 plaintiffs in the above-referenced Schwartz case whose claims were dismissed based upon forum non conveniens. Both complaints allege claims for declaratory relief, breach of contract, intentional/negligent fraud, concealment, rescission, specific performance, work, labor and services, breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200 and unjust enrichment, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to Ericsson in 1999. The Company has answered the complaints. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Ortiz et al. v. QUALCOMM. On April 8, 2003, 20 former QUALCOMM employees filed a first amended complaint in San Diego County Superior Court, alleging causes of action for declaratory relief, breach of contract, breach of fiduciary duty, fraud, suppression of material facts, negligent fraud, rescission, specific performance and work, labor and services performed, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to Ericsson in 1999. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Hanig, et al v. QUALCOMM: On March 13, 2001, 69 former QUALCOMM employees filed a lawsuit against the Company in San Diego County Superior Court, alleging claims for declaratory relief, breach of contract, fraud, rescission, specific performance and work, labor and services, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Ericsson in 1999. The complaint seeks declaratory relief, economic damages, emotional distress damages and punitive damages. On August 3, 2001, the Superior Court granted summary judgment in the Company’s favor on all claims as to all plaintiffs. On December 6, 2002, the Court of Appeal affirmed the Superior Court’s ruling as to six of the plaintiffs and reversed the judgment as to the remaining plaintiffs, remanding the matter for litigation in Superior Court. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Shannon, et al v. QUALCOMM: On January 17, 2003, 21 former employees filed a putative class action against the Company in San Diego Superior Court, ostensibly on behalf of themselves and other former employees of the Company who purportedly are similarly situated and who opted out of Sprague, et al v. QUALCOMM, a class action lawsuit previously filed against the Company that was resolved in April 2001. The complaint alleges claims for declaratory relief, breach of contract, breach of fiduciary duty, fraud, suppression of material facts, rescission, specific performance and work, labor and services. The complaint seeks declaratory relief, economic damages, punitive damages, attorneys’ fees and unspecified amounts of interest. The Company removed the case to the federal district court for the Southern District of California. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

      Durante, et al v. QUALCOMM: On February 2, 2000, three former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class, plus economic and liquidated damages of an unspecified amount. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. Currently, there are 83 individuals included in the class. On April 15, 2003, the Court granted the Company’s summary judgment

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

motions as to all class members’ disparate impact claims and set a hearing regarding decertificaiton of the class for May 27, 2003. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. QUALCOMM and SnapTrack withdrew pending motions for summary judgment so that the court could provide further construction of certain terms in the asserted patents and will now re-file motions for summary judgment of non-infringement and invalidity. Trial has been set for September 23, 2003. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

      The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of its sale of cellular phones. On March 5, 2003, the Court granted the defendants motions to dismiss five of the consolidated cases (Pinney, Gimpleson, Gillian, Farina and Naquin) on the grounds that the claims were preempted by federal law. On April 2, 2003, the plaintiffs filed a notice of appeal of this order and the Court’s order denying remand. All remaining cases filed against the Company allege personal injury as a result of their use of a wireless telephone. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling in another case to which the Company is not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

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

Long-Term Debt

      The Company consolidates all assets and liabilities of Vésper Holding (Note 9), including bank loans and capital lease obligations. The balances of the bank loans and capital lease obligations, including accrued interest, at March 30, 2003 were $50 million and $44 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 27.72% at March 30, 2003). The lease obligations bear interest at rates ranging from 11.25% to 14.5%. These debt facilities are collateralized by certain assets of Vésper. The aggregate amounts of debt maturities and minimum capital lease payments for the remainder of fiscal 2003 and for each of the subsequent four years from fiscal 2004 through 2007 are $19 million,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$17 million, $18 million, $35 million and $1 million, respectively, and $4 million thereafter. The current portions of these debt facilities are included in other current liabilities.

      During the first quarter of fiscal 2003, the Company acquired wireless licenses in Brazil for approximately $82 million (Note 9). Approximately $8 million of the purchase price was paid in December 2002. The remaining Brazilian real-denominated wireless license obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation. At March 30, 2003, the license obligation was approximately $76 million, payable annually in $12 million installments starting in fiscal 2006, until the obligation is fully repaid.

Warranty

      Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Balance at beginning of period	$12,905	$18,441	$15,670	$19,748
Charges to expense	758	2,623	1,586	2,804
Release of warranty reserve	(4,620)	(127)	(4,620)	(127)
Usage	(1,250)	(2,224)	(4,843)	(3,712)

Balance at end of period	$7,793	$18,713	$7,793	$18,713

      During fiscal 2000, the Company established an additional warranty reserve related to a specific warranty issue affecting a product sold by its QUALCOMM Wireless Business Solutions division. The Company offered a warranty program to its customers allowing them to return certain equipment to the Company for repair. The program was determined to be substantially completed during March 2003, and the Company adjusted its warranty reserve to reflect management’s revised estimate of the cost to complete the program.

Operating Leases

      The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2003 and for each of the subsequent four years from fiscal 2004 through 2007 are $20 million, $34 million, $27 million, $21 million and $17 million, respectively, and $19 million thereafter.

Letter of Credit and Other Financial Commitments

Pegaso Comunicaciones y Sistemas S.A. de C.V.

      The Company had commitments to provide additional long-term financing to Pegaso under its interim financing and additional interim financing facilities with Pegaso and under its arrangements with Ericsson. As a result of a series of events that occurred in November 2002 (Note 2), the commitments under arrangements with Ericsson are no longer available to Pegaso, and the interim financing and additional interim financing commitments were cancelled.

Leap Wireless International, Inc.

      The Company had a commitment to provide $125 million of cash loans under a senior secured credit facility with Leap Wireless International, Inc. (Leap Wireless) to facilitate Leap Wireless’ purchase of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

licenses in the Federal Communications Commission’s Auction No. 35. This commitment was terminated in December 2002.

Other

      In addition to the financing commitments to Ericsson (Note 2), the Company had $3 million in letters of credit outstanding as of March 30, 2003, none of which were collateralized.

Note 8 — Segment Information

      The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) — licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

°	QUALCOMM Internet Services (QIS) — provides the BREW product and services for wireless operators, wireless device manufacturers and wireless application developers and software development services;

°	QUALCOMM Digital Media (QDM) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies and develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema).

°	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction fleets.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA wireless operators and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA wireless operators to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

      The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT), excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      The table below presents revenues and EBT for reportable segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
March 30, 2003
Revenues	$652,873	$260,110	$119,319	$26,265	$(15,524)	$1,043,043
EBT	223,520	236,192	7,370	(245,775)	(6,431)	$214,876
March 31, 2002
Revenues	$343,815	$193,955	$110,264	$36,852	$11,229	$696,115
EBT	77,724	171,535	(3,964)	(118,828)	(57,826)	$68,641
For the six months ended:
March 30, 2003
Revenues	$1,362,554	$515,533	$228,300	$55,470	$(21,645)	$2,140,212
EBT	511,802	465,601	10,131	(378,826)	(4,583)	$604,125
March 31, 2002
Revenues	$702,959	$404,758	$219,559	$42,806	$24,675	$1,394,757
EBT	164,665	360,223	(5,197)	(123,787)	(109,712)	$286,192

      Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Revenues
Elimination of intersegment revenue	$(34,688)	$(18,714)	$(66,033)	$(38,000)
Other products	19,164	29,943	44,388	62,675

Reconciling items	$(15,524)	$11,229	$(21,645)	$24,675

Earnings before income taxes
Unallocated goodwill amortization (Note 1)	$—	$(61,128)	$—	$(122,278)
Unallocated amortization of other acquisition-related intangible assets	(1,807)	(3,049)	(3,622)	(6,125)
Other unallocated corporate expenses	(31,393)	(10,898)	(52,450)	(18,212)
Unallocated investment income, net	33,569	23,219	59,559	47,222
Unallocated interest expense	(232)	(127)	(1,525)	(158)
EBT from other products	(2,442)	(4,901)	(1,752)	(6,344)
Intracompany profit	(4,126)	(942)	(4,793)	(3,817)

Reconciling items	$(6,431)	$(57,826)	$(4,583)	$(109,712)

      Generally, revenues between operating segments are based on prevailing market rates or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
March 30, 2003
Revenues from external customers	$652,449	$231,809	$113,356	$26,265
Intersegment revenues	424	28,301	5,963	—
March 31, 2002
Revenues from external customers	$341,833	$179,458	$108,029	$36,852
Intersegment revenues	1,982	14,497	2,235	—
For the six months ended:
March 30, 2003
Revenues from external customers	$1,361,664	$457,271	$221,419	$55,470
Intersegment revenues	890	58,262	6,881	—
March 31, 2002
Revenues from external customers	$700,172	$374,925	$214,179	$42,806
Intersegment revenues	2,787	29,833	5,380	—

      Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of consolidated investees, including Vésper Holding (Note 9). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable debt securities, property, plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	March 30,	September 29,
	2003	2002

QCT	$362,419	$290,598
QTL	166,039	168,777
QWI	114,792	107,453
QSI	1,137,198	1,754,957
Reconciling items	6,437,734	4,184,263

Total consolidated assets	$8,218,182	$6,506,048

Note 9 — Acquisitions

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

      Pursuant to the Restructuring, the Company and VeloCom, Inc. (VeloCom) invested $266 million and $80 million, respectively, in a newly formed holding company called Vésper Holding. Vésper Holding acquired

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At March 30, 2003, the Company directly owned 72% of the issued and outstanding equity of Vésper Holding, and the Company indirectly owned an additional 11.9% of Vésper Holding through its 49.9% ownership interest in VeloCom, totaling an 83.9% direct and indirect interest.

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

      On December 18, 2002, Vésper requested authorization from Anatel, the Brazilian telecommunications regulatory agency, for a secondary allocation for mobility pursuant to Regulation 314 and consistent with representations made to Vésper by Anatel in September 2002. The approval of such a request would allow Vésper to utilize its new/up-banded 1900MHz frequencies for full mobility and fixed services in the areas covered by the newly acquired SMP (mobile) wireless licenses (Note 7). On January 24, 2003, Anatel unexpectedly, and without explanation, denied Vésper’s request. Vésper sought administrative recourse by appealing the decision to Anatel’s Board of Directors, but on April 9, 2003, the Board of Anatel denied Vésper’s appeal based on a strict interpretation of the Request for Proposal (RFP) for the SMP bid, holding that the RFP required mobile services under the SMP license be provided utilizing 1800MHz frequencies.

      The Company is considering its options, including a legal challenge to this decision. While the Company strongly believes in the merits of its position, a legal challenge will take a significant amount of time to resolve, will be expensive and will not assure a favorable outcome. While such a legal challenge is ongoing, the Company believes Vésper will be denied the opportunity to compete and grow, given the uncertainties surrounding such a challenge and the significant impact on Vésper’s business. Continuing to provide or obtain the significant funding required to maintain existing operations during an extended period while this case is adjudicated is not feasible. Consequently, the Company is pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of, although a formal plan of disposal has not been approved by management.

      As a result of the recent actions by Anatel, and after an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, the Company does not believe that the carrying value of Vésper’s long-lived assets can be fully recovered through the estimated cash flows, including potential net sale proceeds. Accordingly, the Company recorded a $160 million impairment loss on its long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values. At March 30, 2003, the carrying values of assets and liabilities related to Vésper totaled $233 million and $234 million, respectively. The Company expects to realize cumulative translation losses as part of the gain or loss on a sale or other disposition of Vésper and/or its assets and its investment in VeloCom. The cumulative foreign currency translation losses related to Vésper and VeloCom were approximately $48 million and $9 million, respectively, at March 30, 2003.

      Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for the three months ended March 30, 2003 and March 31, 2002 included $162 million and $45 million in losses, net of minority interest, respectively, of Vésper Holding from

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 1, 2002 and 2001 through February 28, 2003 and 2002, respectively. The consolidated financial statements for the six months ended March 30, 2003 and March 31, 2002 included $192 million and $54 million in losses, net of minority interest, respectively, of Vésper Holding from September 1, 2002 through February 28, 2003 and November 13, 2001 (the acquisition date) through February 28, 2002, respectively. The consolidated financial statements for the three months ended March 30, 2003 and March 31, 2002 also included $18 million and $8 million of equity losses, respectively, related to VeloCom. The consolidated financial statements for the six months ended March 30, 2003 and March 31, 2002 also included $24 million and $16 million of equity losses, respectively, related to VeloCom and Vésper Holding (pre-acquisition). Pro forma operating results for the Company, assuming the acquisition of Vésper Holding had been made at the beginning of the periods presented, are as follows (in thousands, except per share data):

Six Months Ended
March 31, 2002

Revenues	$1,414,595

Net income	$159,232

Basic earnings per common share	$0.21

Diluted earnings per common share	$0.20

      These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Note 10 — Auction Discount Voucher

      The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any Federal Communications Commission spectrum auction over a period of three years, including those in which QUALCOMM is not a participant. During November 2002, the Federal Communications Commission amended the terms of the ADV to allow the Company to use the ADV to satisfy existing Federal Communications Commission debt of other companies.

      The Company transferred approximately $11 million of the ADV’s value to a wireless operator during fiscal 2001. The remaining value of the ADV at March 30, 2003 was approximately $114 million. The ADV expires in June 2003. The Company filed a one year extension request with the Federal Communications Commission during the second quarter of fiscal 2003 which may not be approved. The Company had no cost basis in the ADV at March 30, 2003.

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

Overview

      We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We derive revenue principally from license fees and royalties from our intellectual property, from sales of integrated circuit products, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative, amortization of goodwill and other acquisition-related intangible assets and asset impairment charges.

      Our QUALCOMM CDMA Technologies (QCT) segment is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 63% and 49% of total consolidated revenues in the second quarter of fiscal 2003 and 2002, respectively. QCT revenues comprised 64% and 50% of total consolidated revenues in the first six months of fiscal 2003 and 2002, respectively.

      Our QUALCOMM Technology Licensing (QTL) segment receives license fees and royalty payments for use of our CDMA technology by domestic and international wireless telecommunications equipment suppliers. QTL generates revenue from license fees for our patented CDMA (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) technologies as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. QTL revenues comprised 25% and 28% of total consolidated revenues in the second quarter of fiscal 2003 and 2002, respectively. QTL revenues comprised 24% and 29% of total consolidated revenues in the first six months of fiscal 2003 and 2002, respectively.

      Our QUALCOMM Wireless & Internet (QWI) segment, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction fleets. QIS provides BREW, a complete product and business system for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on wireless devices. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. The Digital Cinema business develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. QWI revenues comprised 11% and 16% of total consolidated revenues in the second quarter of fiscal 2003 and 2002, respectively, and in the first six months of fiscal 2003 and 2002, respectively.

      Our QUALCOMM Strategic Initiatives (QSI) segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA wireless operators, licensed device manufacturers and start-up companies that we believe open new markets for CMDA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. QSI’s revenues relate primarily to the consolidation of our investment in Vésper. QSI revenues comprised 3% and 5% of total consolidated revenues in the second quarter of fiscal 2003 and 2002, respectively. QSI revenues comprised 3% of total consolidated revenues in the first six months of both fiscal 2003 and 2002.

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

      We currently face significant competition in our markets and expect that competition will continue. This competition may result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally result in reduced average royalties. While pricing pressures resulting from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will occur.

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

      Revenues from customers in South Korea, the United States and Japan comprised 47%, 21% and 14%, respectively, of total consolidated revenues in the first six months of fiscal 2003, as compared to 35%, 32% and 20%, respectively, in the first six months of fiscal 2002. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to higher exports and the commercial deployment of our 3G CDMA2000 1X technology in October 2000 in South Korea where over 17 million subscribers were using this technology at the end of February 2003. The decrease in revenues from customers in the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than the United States. The general decrease in revenues from customers in Japan, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than Japan.

Strategic Investments and Financing

      Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. As part of the agreement to sell our infrastructure equipment business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Our QSI segment selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment (expense) income. We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment (expense) income. During the second quarter of fiscal 2003, we recognized $24 million in charges related to other-than-temporary losses on marketable and private securities, compared to $5 million in the second quarter of fiscal 2002. In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in the losses of those companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

      From time to time, we may accept an equity interest in a licensee as consideration for a portion or all of the license fee payable under our CDMA license agreement. We record license fee revenue based on the fair value of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date on which the parties establish a commitment to perform or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This equity program does not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition vary depending on the terms of each agreement. As of March 30, 2003, nine licensees have participated in this equity program. We recognized $1 million of revenue in the second quarter of fiscal 2003, consistent with $1 million in the second quarter of fiscal 2002 related to equity received as consideration for license fees.

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

      Pursuant to the Restructuring, we invested $266 million, and VeloCom, Inc. (VeloCom) invested $80 million, in a newly formed holding company called Vésper Holding, Ltd. (Vésper Holding). Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against us, VeloCom, Vésper, its direct and indirect parent companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. At March 30, 2003, we directly owned approximately 72% of the issued and outstanding equity of Vésper Holding, and we indirectly owned an additional approximate 11.9% of Vésper Holding through our ownership interest in VeloCom, totaling an approximate 83.9% direct and indirect interest.

      In July 2002, a group of Brazilian mobile operators sued the Vésper Operating Companies, claiming Vésper violated its STFC (fixed) license by allowing full mobility on its network. The court issued an order temporarily restraining Vésper from continued sales of its limited mobility product pending the trial. This order did not impact Vésper’s existing customers, nor sales of other types of products. Subsequently, Anatel, the Brazilian telecommunications regulatory agency, placed a similar administrative hold on Vésper until such time as it could determine whether Vésper was in compliance with existing regulations. Vésper successfully appealed the court order, and the temporary restraint was lifted although the underlying court case remains to be tried. Additionally, Vésper and Anatel reviewed the issue from a technical and regulatory standpoint, and the parties reached an agreement which allowed Vésper to resume sales of its limited mobility product following Vésper’s implementation in its network of certain technical adjustments to restrict broad mobility. Vésper subsequently made those technical adjustments.

      In September 2002, Anatel issued Resolution 314, which modified certain current telecommunications regulations. As part of this resolution and prior resolutions, Vésper will be required to vacate its current spectrum in the 1900MHz frequency (analogous to United States Band A/ D) in the coming years to enable the frequency to be allotted to future Universal Mobile Telecommunications System (UMTS) license holders. In return, Vésper has been assigned new 1900MHz frequencies (analogous to United States PCS Band C). Pursuant to Resolution 314, upon completion of up-banding of its network, Vésper would be permitted to utilize the new 1900MHz frequencies for its primary allocation for fixed wireless services, as well as to apply for permission to use those frequencies for full mobility services offered under an SMP (mobile) license. Such secondary use of the new 1900 MHz frequencies for SMP (mobile) services would require Vésper to either obtain its own SMP license(s) or to enter into an arrangement with an SMP license holder whereby CDMA mobility at 1900MHz would be offered by the license holder utilizing Vésper’s up-banded infrastructure.

      On November 19, 2002, we won bids to acquire mobile licenses in the state of São Paulo (excluding São Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil (license Areas 2, 4, and 10, respectively). The new mobile licenses cover areas with a combined population in excess of 64 million people. The mobile licenses overlap with approximately 47% of Vésper’s existing fixed wireless service areas. None of the mobile licenses cover an area outside of Vésper’s current coverage areas. Two of three mobile licenses (areas 4 and 10) cover areas where there is currently no other CDMA operation, and thus are of strategic importance to us. Approximately $8 million of the approximate $82 million purchase price was paid in December 2002. The remaining Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation, payable in six equal annual installments starting in fiscal 2006. At March 30, 2003, the license obligation was approximately $76 million.

      On December 18, 2002, Vésper requested authorization for a secondary allocation for mobility pursuant to Regulation 314 and consistent with representations made to Vésper by Anatel in September 2002. The approval of such a request would allow Vésper to utilize its new/up-banded 1900MHz frequencies for full mobility and fixed services in the areas covered by the newly acquired SMP (mobile) licenses. On January 24, 2003, Anatel unexpectedly, and without explanation, denied Vésper’s request. Vésper sought administrative recourse by appealing the decision to Anatel’s Board of Directors, but on April 9, 2003, the Board of Anatel denied Vésper’s appeal based on a strict interpretation of the Request for Proposal (RFP) for the SMP bid, holding that the RFP required mobile services under the SMP license be provided utilizing 1800MHz frequencies.

      We believe that the denial is arbitrary and without legal merit. We are considering our options, including a legal challenge to this decision. While we strongly believe in the merits of our position, we expect a legal challenge will take a significant amount of time to resolve, will be expensive and will not assure a favorable outcome. While such a legal challenge is ongoing, we believe Vésper will be denied the opportunity to compete and grow, given the uncertainties surrounding such a challenge and the significant impact on Vésper’s business. Continuing to provide or obtain the significant funding required to maintain existing operations during an extended period while this case is adjudicated is not feasible. Consequently, we are pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of, although a formal plan of disposal has not been approved by management.

      In the near term, as we develop this exit strategy, Vésper will continue to operate its existing fixed wireless and wireline network. The 1xEV-DO network covering metro São Paulo will be commercially launched at the end of April. We will continue to undertake significant cost cutting measures so as to preserve the value of the core assets and existing business while reducing cash expenditures. We are meeting with Vésper’s lenders and key suppliers and seeking financial relief under their contracts. Furthermore, we are pursuing accelerated discussions with various parties who may be interested in acquiring the Vésper business and properties.

      As a result of the recent actions by Anatel, and after an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, we do not believe that the carrying value of Vésper’s long-lived assets can be fully recovered through the estimated cash flows, including potential net sale proceeds. Accordingly, we recorded a $160 million impairment loss on our long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values. At March 30, 2003 the carrying values of assets and liabilities related to Vésper totaled $233 million and $234 million, respectively. We expect to realize cumulative translation losses as part of the gain or loss on a sale or other disposition of Vésper and/or its assets and our investment in VeloCom. The cumulative foreign currency translation losses related to Vésper and VeloCom were approximately $48 million and $9 million, respectively, at March 30, 2003. We expect Vésper to require approximately $14 million in cash funding over the next three months, and we may incur additional losses related to Vésper if we are not successful in realizing the estimated fair value of Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly.

     Pegaso Telecomunicaciones, S.A. de C.V.

      We had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans. On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. We used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. As a result of these transactions, finance receivables decreased by $378 million.

      At March 30, 2003, amounts outstanding, net of unearned interest and fees, under the equipment loan facility were $441 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. On March 31, 2003, Pegaso paid $4 million on the equipment loan facility. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% for two years, LIBOR plus 3% for the next three years and LIBOR plus 6% thereafter. We recognized $11 million in interest income during the six months ended March 30, 2003. In the event that Pegaso were to initiate the commercialization of GSM or TDMA services in its spectrum, Pegaso would be obliged to prepay $285 million of the principal amount, plus accrued interest, outstanding under the equipment loan facility. Telefónica has indicated its intention to deploy GSM in Mexico.

      Pegaso is at an early stage of development and may not be able to compete successfully. Competitors in Mexico have greater financial resources and more established operations than Pegaso. As is normal for early stage wireless operators, Pegaso is experiencing significant losses and negative cash flows from operations. Based on current information and available evidence, including the acquisition of Pegaso by Telefónica, we believe that we will ultimately be able to collect the remaining long-term financing due from Pegaso. Failure to collect our finance receivables could have a material adverse effect on our operating results and financial condition.

     Inquam Ltd

      In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. We use the equity method to account for our investment in Inquam. At March 30, 2003, our investment in Inquam was $86 million, net of equity in losses. We provided $27 million in funding during the six months ended March 30, 2003. We had no remaining equity funding commitment at March 30, 2003; however, on March 26, 2003, we agreed to extend $25 million of bridge loan financing to Inquam, of which $10 million was funded on April 1, 2003. Another investor in Inquam also agreed to provide $25 million of bridge loan financing. We expect to fund our remaining bridge loan commitment through May 2003. We are considering additional investment and/or debt financing. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003 and to raise additional funds required over the next nine months for Inquam to realize the value of its current operations. Total additional funding required by Inquam for calendar 2003 is estimated to be between $150 million and $170 million, and Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found, or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

     Korea Telecom Freetel Co., Ltd.

      In fiscal 2000, we purchased 2,565,000 common shares of Korea Telecom Freetel Co., Ltd. (KTF), a wireless phone operator in South Korea, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. During fiscal 2002, we exercised the warrants by tendering the bond as payment in full. We hold 4,416,000 common shares of KTF, representing a 2.3% interest, as of March 30, 2003. The fair value of the common shares was $88 million at March 30, 2003. During the first quarter of fiscal 2003, we determined that the decline in the market value of our investment in KTF was other than temporary. As a result, we recorded $55 million in other-than-temporary losses on marketable securities. In total, $88 million has been charged to earnings and $20 million to other comprehensive loss since the investment was made in fiscal 2000.

      We regularly monitor and evaluate the fair value of our marketable securities. When assessing our investment in KTF for an other-than-temporary decline in value, we considered such factors as, among other things, the decline in KTF’s stock value as a percentage of the original cost, the length of time in which the market value of the investment had been below its original cost, the failure of information regarding the merger of KTF with KT-ICOM to positively impact KTF’s stock price, and other news and events that may negatively affect the recovery of KTF’s stock price. These events and circumstances indicated that a decline in the value of the investment that was other than temporary occurred in the first quarter of fiscal 2003.

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

      Total revenues for the second quarter of fiscal 2003 were $1,043 million compared to $696 million for the second quarter of fiscal 2002.

      Revenues from sales of equipment and services for the second quarter of fiscal 2003 were $789 million, compared to $504 million for the second quarter of fiscal 2002. Revenues from sales of equipment and services for the second quarter of fiscal 2003 included $26 million related to the consolidation of Vésper Holding compared to $36 million in the second quarter of fiscal 2002. Revenues from sales of integrated circuits increased $304 million, primarily due to an increase in unit shipments of Mobile Station Modem (MSM) and accompanying radio frequency (RF) integrated circuits.

      Revenues from licensing and royalty fees for the second quarter of fiscal 2003 were $254 million, compared to $192 million for the second quarter of fiscal 2002. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees.

      Cost of equipment and services revenues for the second quarter of fiscal 2003 were $382 million, compared to $292 million for the second quarter of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for the second quarter of fiscal 2003, compared to 58% in the second quarter of fiscal 2002. The margin percentage improvement in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total. Cost of equipment and services revenues for the second quarter of fiscal 2003 included $41 million related to the consolidation of Vésper Holding, compared to $71 million in the second quarter of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

      For the second quarter of fiscal 2003, research and development expenses were $132 million or 13% of revenues, compared to $117 million or 17% of revenues for the second quarter of fiscal 2002. The dollar increase in research and development expenses was primarily due to a $21 million increase in costs related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products including CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and radioOne technologies, partially offset by a $4 million decrease in research and development efforts for the QWI segment.

      For the second quarter of fiscal 2003, selling, general and administrative expenses were $136 million or 13% of revenues, compared to $124 million or 18% of revenues for the second quarter of fiscal 2002. The dollar increase was primarily due to a $7 million increase in employee related expenses and a $4 million increase in marketing and support efforts related to the BREW product, partially offset by a $7 million decrease in Vésper expenses, largely attributed to weakening of the Brazilian real against the U.S. dollar. Selling, general and administrative expenses for the second quarter of fiscal 2003 included $15 million related to the consolidation of Vésper Holding, compared to $22 million in the second quarter of fiscal 2002.

      Amortization of goodwill and other acquisition-related intangible assets was $2 million for the second quarter of fiscal 2003, compared to $64 million in the second quarter of fiscal 2002. Starting in fiscal 2003, the Company no longer records goodwill amortization as a result of the adoption of FAS 142. Amortization in the second quarter of fiscal 2002 was primarily related to the acquisition of SnapTrack in March 2000.

      For the second quarter of fiscal 2003, asset impairment charges were $160 million. There were no asset impairment charges in the second quarter of fiscal 2002. Asset impairment charges during the second quarter of fiscal 2003 were comprised of charges resulting from managements’ belief that the carrying value of Vésper’s long-lived assets cannot be fully recovered through the estimated cash flows, including net sale proceeds. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

      Interest expense was $4 million for the second quarter of fiscal 2003, compared to $6 million for the second quarter of fiscal 2002. Interest expense was primarily related to the $170 million long-term debt of Vésper Holding.

      Net investment expense was $13 million for the second quarter of fiscal 2003 compared to $25 million for the second quarter of fiscal 2002. The change was primarily comprised as follows (in millions):

	Three Months Ended

	March 30,	March 31,
	2003	2002	Change

Interest income:
Corporate	$28	$23	$5
QSI	7	9	(2)
Net realized gains on investments:
Corporate	6	1	5
QSI	4	—	4
Other-than-temporary losses on marketable securities	(18)	(2)	(16)
Other-than-temporary losses on other investments	(6)	(3)	(3)
Change in fair values of derivative investments	—	(49)	49
Minority interest in losses of consolidated subsidiaries	23	17	6
Equity in losses of investees	(57)	(21)	(36)

	$(13)	$(25)	$12

      The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The decline in QSI interest income was a result of the cessation of interest income recognition on Leap Wireless bonds starting in April 2002, partially offset by an increase in interest income on Pegaso debt facilities in fiscal 2003. The other-than-temporary losses on marketable securities during the second quarter of fiscal 2003 primarily related to a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. The change in fair values of derivative investments during the second quarter of fiscal 2002 primarily resulted from decreases in the price of Leap Wireless stock, which affected the fair values of our warrants to acquire Leap Wireless stock. Minority interest in losses of consolidated subsidiaries includes $23 million due to the consolidation of Vésper operating losses in the second quarter of fiscal 2003, as compared to $18 million in the second quarter of fiscal 2002. There was no remaining minority interest obligation related to Vésper Holding at March 30, 2003. Equity in losses of investees increased primarily due to a $23 million increase in our equity in losses incurred by Inquam and a $10 million increase in our equity in losses incurred by VeloCom.

      Income tax expense was $112 million for the second quarter of fiscal 2003 compared to $25 million for the second quarter of fiscal 2002. The annual effective tax rate is estimated to be 43% for fiscal 2003, compared to the 36% annual effective tax rate recorded during the second quarter of fiscal 2002. The estimated annual effective tax rate for fiscal 2003 is higher than the U.S. federal statutory rate due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The actual effective tax rate for fiscal 2002 was 22%. The primary difference between the expected 2003 tax rate and the actual 2002 tax rate is that 2002 included the reversal of a deferred tax valuation allowance that was previously charged to expense, partially offset by the impact of nondeductible goodwill amortization.

      We removed the valuation allowance on substantially all of our U.S. deferred tax assets during the second quarter of fiscal 2003 since we now believe that we will have sufficient taxable income after stock option deductions to utilize these deferred tax assets. The removal of the valuation allowance was accounted for as an increase to stockholders’ equity. We continue to provide a valuation allowance on substantially all of our foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. We also provide a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization for tax purposes. If capital losses are utilized and any portion of the $19 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

      Total revenues for the first six months of fiscal 2003 were $2,140 million, compared to $1,395 million for the first six months of fiscal 2002. Revenues from Samsung, LG Electronics, Motorola and Kyocera, customers of both QCT and QTL, comprised an aggregate of 18%, 13%, 11% and 10% of total consolidated revenues, respectively, in the first six months of fiscal 2003, as compared to 16%, 10%, 7% and 15%, respectively, in the first six months of fiscal 2002. The percentages for Kyocera included 2% and 4% in the first six months of fiscal 2003 and 2002, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement with Kyocera terminated in February 2003.

      Revenues from sales of equipment and services for the first six months of fiscal 2003 were $1,647 million, compared to $993 million for the first six months of fiscal 2002. Revenues from sales of equipment and services for the first six months of fiscal 2003 included $55 million related to the consolidation of Vésper Holding compared to $42 million in the first six months of fiscal 2002. Revenues from sales of integrated circuits increased $658 million, primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits.

      Revenues from licensing and royalty fees for the first six months of fiscal 2003 were $493 million, compared to $402 million for the first six months of fiscal 2002. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees.

      Cost of equipment and services revenues for the first six months of fiscal 2003 were $770 million, compared to $537 million for the first six months of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first six months of fiscal 2003, compared to 54% in the first six months of fiscal 2002. The margin percentage improvement in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total. Cost of equipment and services revenues for the first six months of fiscal 2003 included $77 million related to the consolidation of Vésper Holding, as compared to $82 million for the first six months of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

      For the first six months of fiscal 2003, research and development expenses were $244 million or 11% of revenues, compared to $224 million or 16% of revenues for the first six months of fiscal 2002. The dollar increase in research and development expenses was primarily due to a $32 million increase in costs related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products including CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and radioOne technologies, partially offset by a $9 million reduction in research and development efforts supporting the QWI segment and a $3 million reduction of support efforts related to the Globalstar business.

      For the first six months of fiscal 2003, selling, general and administrative expenses were $284 million or 13% of revenues, compared to $225 million or 16% of revenues for the first six months of fiscal 2002. The dollar increase was primarily due to a $20 million increase in Vésper expenses, an $8 million increase in employee expenses, a $10 million increase in marketing and support efforts related to the BREW product, and $5 million related to the write down of a note receivable from a development stage CDMA wireless operator. Selling, general and administrative expenses for the first six months of fiscal 2003 included $47 million related to the consolidation of Vésper Holding, compared to $27 million in the first six months of fiscal 2002.

      Amortization of goodwill and other acquisition-related intangible assets was $4 million for the first six months of fiscal 2003, compared to $127 million in the first six months of fiscal 2002. Starting in fiscal 2003, the Company no longer records goodwill amortization as a result of the adoption of FAS 142. Amortization in the first six months of fiscal 2002 was primarily related to the acquisition of SnapTrack in March 2000.

      For the first six months of fiscal 2003, asset impairment charges were $160 million. There were no asset impairment charges in the first six months of fiscal 2002. Asset impairment charges during the first six months of fiscal 2003 were comprised of charges resulting from managements’ belief that the carrying value of Vésper’s long-lived assets cannot be fully recovered through the estimated cash flows, including net sale proceeds. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

      Interest expense was $11 million for the first six months of fiscal 2003, compared to $9 million for the first six months of fiscal 2002. Interest expense was primarily related to the $170 million and $125 million long-term debt of Vésper at March 30, 2003 and March 31, 2002, respectively.

      Net investment expense was $63 million for the first six months of fiscal 2003 compared to $13 million in investment income for the first six months of fiscal 2002. The change was primarily comprised as follows (in millions):

	Six Months Ended

	March 30,	March 31,
	2003	2002	Change

Interest income:
Corporate	$55	$48	$7
QSI	14	17	(3)
Net realized gains on investments:
Corporate	6	3	3
QSI	5	4	1
Other-than-temporary losses on marketable securities	(73)	(2)	(71)
Other-than-temporary losses on other investments	(17)	(8)	(9)
Change in fair values of derivative investments	—	(29)	29
Minority interest in losses of consolidated subsidiaries	37	19	18
Equity in losses of investees	(90)	(39)	(51)

	$(63)	$13	$(76)

      The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The decline in QSI interest income was a result of the cessation of interest income recognition of Leap Wireless bonds starting in April 2002, partially offset by an increase in interest income on Pegaso debt facilities in fiscal 2003. The other-than-temporary losses on marketable securities during the first six months of fiscal 2003 primarily related to a $55 million impairment of our investment in KTF and a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. The change in fair values of derivative investments during the first six months of fiscal 2002 primarily resulted from movements in the price of Leap Wireless stock, which affected the fair values of our warrants to acquire Leap Wireless stock. The increase in minority interest in losses of consolidated subsidiaries included $16 million due to the consolidation of six months of Vésper operating losses in the first six months of fiscal 2003, as compared to three months and two weeks in the first six months of fiscal 2002. There was no remaining minority interest obligation related to Vésper Holding at March 30, 2003. Equity in losses of investees primarily increased due to a $38 million increase in our equity in losses incurred by Inquam and a $14 million increase in our equity in losses incurred by VeloCom.

      Income tax expense was $260 million for the first six months of fiscal 2003 compared to $103 million for the first six months of fiscal 2002. The annual effective tax rate is estimated to be 43% for fiscal 2003, compared to the 36% annual effective tax rate recorded during the first six months of fiscal 2002. The estimated annual effective tax rate for fiscal 2003 is higher than the U.S. federal statutory rate due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The actual effective tax rate for fiscal 2002 was 22%. The primary difference between the expected 2003 tax rate and the actual 2002 tax rate is that 2002 included the reversal of a deferred tax valuation allowance that was previously charged to expense, partially offset by the impact of nondeductible goodwill amortization.

      We removed the valuation allowance on substantially all of our U.S. deferred tax assets during the second quarter of fiscal 2003 since we now believe that we will have sufficient taxable income after stock option deductions to utilize these deferred tax assets. The removal of the valuation allowance was accounted for as an increase to stockholders’ equity. We continue to provide a valuation allowance on substantially all of our foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. We also provide a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization for tax purposes. If capital losses are utilized and any portion of the $19 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

Our Segment Results for the Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

      The following should be read in conjunction with the second quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

      QCT segment revenues for the second quarter of fiscal 2003 were $653 million, compared to $344 million for the second quarter of fiscal 2002. Earnings before taxes for the second quarter of fiscal 2003 were $224 million, compared to $78 million for the second quarter of fiscal 2002. QCT’s operating margin percentage was 34% in the second quarter of fiscal 2003, compared to 22% in the second quarter of fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits. Approximately 28 million MSM integrated circuits were sold during the second quarter of fiscal 2003, compared to approximately 14 million for the second quarter of fiscal 2002. Research and development and selling, general and administrative expenses were $12 million higher and $5 million higher, respectively, for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 primarily associated with new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and radioOne technologies. The increase in operating margin percentage in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was primarily related to the 90% increase in revenue as compared to the 15% increase in research and development and selling, general and administrative expenses. QCT inventories increased by 56% compared to the prior quarter, primarily as a result of anticipated future demand for 1X products, to $114 million at March 30, 2003.

      QCT segment revenues for the first six months of fiscal 2003 were $1,363 million, compared to $703 million for the first six months of fiscal 2002. Earnings before taxes for the first six months of fiscal 2003 were $512 million, compared to $165 million for the first six months of fiscal 2002. QCT’s operating margin percentage was 38% in the first six months of fiscal 2003, compared to 23% in the first six months of fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits. Approximately 56 million MSM integrated circuits were sold during the first six months of fiscal 2003, compared to approximately 29 million for the first six months of fiscal 2002. Research and development and selling, general and administrative expenses were $16 million higher and $9 million higher, respectively, for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 primarily associated with new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and radioOne technologies. The increase in operating margin percentage in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 was primarily related to the 94% increase in revenue as compared to the 11% increase in research and development and selling, general and administrative expenses. QCT inventories increased by

241% compared to the year ago quarter, primarily as a result of anticipated future demand for 1X products, to $114 million at March 30, 2003.

QUALCOMM Technology Licensing Segment (QTL)

      QTL segment revenues for the second quarter of fiscal 2003 were $260 million, compared to $194 million for the second quarter of fiscal 2002. Royalty revenues from unrelated licensees were $217 million in the second quarter of fiscal 2003, compared to $166 million in the second quarter of fiscal 2002. Revenues from license fees were $15 million in the second quarter of fiscal 2003, compared to $13 million in the second quarter of fiscal 2002. Earnings before taxes for the second quarter of fiscal 2003 were $236 million, compared to $172 million for the second quarter of fiscal 2002. QTL’s operating margin percentage was 91% in the second quarter of fiscal 2003, compared to 88% in the second quarter of fiscal 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During the second quarter of both fiscal 2003 and 2002, we recognized $1 million in revenue related to equity received as consideration for license fees.

      QTL segment revenues for the first six months of fiscal 2003 were $516 million, compared to $405 million for the first six months of fiscal 2002. Royalty revenues from third party licensees were $428 million in the first six months of fiscal 2003, compared to $348 million in the first six months of fiscal 2002. Revenues from license fees were $29 million in the first six months of fiscal 2003, compared to $27 million in the first six months of fiscal 2002. Earnings before taxes for the first six months of fiscal 2003 were $466 million, compared to $360 million for the first six months of fiscal 2002. QTL’s operating margin percentage was 90% in the first six months of fiscal 2003, compared to 89% in the first six months of fiscal 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During the first six months of both fiscal 2003 and 2002, we recognized $3 million in revenue related to equity received as consideration for license fees.

QUALCOMM Wireless & Internet Segment (QWI)

      QWI segment revenues for the second quarter of fiscal 2003 were $119 million, compared to $110 million for the second quarter of fiscal 2002. Earnings before taxes for the second quarter of fiscal 2003 were $7 million, compared to losses before taxes of $4 million for the second quarter of fiscal 2002. QWI’s operating margin was 6% in the second quarter of fiscal 2003, compared to negative 3% in the second quarter of fiscal 2002. Revenues increased primarily due to a $4 million increase in QWBS revenue and a $3 million increase in software development and services revenues related to our QChat and BREW products. Earnings before taxes increased primarily due to an $11 million increase in QWBS gross margin, including the effect of a $4 million release of warranty reserves resulting from the substantial completion of a QWBS warranty program. The increase in operating margin in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was primarily due to improvements in QWBS gross margin percentages. We shipped approximately 8,400 OmniTRACS and other related communications systems during the second quarter of fiscal 2003, compared to approximately 9,500 in the second quarter of fiscal 2002. The majority of equipment sales revenue recorded by QWBS is recognized ratably over five years.

      QWI segment revenues for the first six months of fiscal 2003 were $228 million, compared to $220 million for the first six months of fiscal 2002. Earnings before taxes for the first six months of fiscal 2003 were $10 million, compared to losses before taxes of $5 million for the first six months of fiscal 2002. QWI’s operating margin was 4% in the first six months of fiscal 2003, compared to negative 2% in the first six months of fiscal 2002. Revenues increased primarily due to a $7 million increase in software development and services revenues related to our QChat and BREW products and a $5 million increase in QWBS revenue, partially offset by a $3 million decrease in QDM revenue. Earnings before taxes increased primarily due to a $16 million increase in QWBS gross margin, including the effect of a $4 million release of warranty reserves resulting from the substantial completion of a QWBS warranty program, and a $9 million decrease in research and development spending, partially offset by an $7 million increase in selling, general and administrative expenses. The increase in operating margin in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 was primarily due to improvements in QWBS gross margin percentages. We shipped approximately 19,000 OmniTRACS and other related communications systems during the first six months of both fiscal 2003 and 2002.

QUALCOMM Strategic Initiatives (QSI)

      QSI segment revenues for the second quarter of fiscal 2003 were $26 million, compared to $37 million in the second quarter of fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for the second quarter of fiscal 2003 were $246 million, compared to $119 million for the second quarter of fiscal 2002. The increase in losses before taxes was primarily due to $160 million in asset impairment charges related to Vésper recorded in the second quarter of fiscal 2003. During the second quarter of fiscal 2003, we recorded a $162 million loss, net of minority interest, due to the consolidation of Vésper Holding and $18 million of equity in losses of VeloCom, as compared with a $45 million loss, net of minority interest, due to the consolidation of Vésper Holding and $8 million of equity in losses of VeloCom in the second quarter of fiscal 2002. We also recorded a $23 million increase in our equity in losses incurred by Inquam and a $16 million increase in other-than-temporary losses on marketable securities, offset by a $49 million increase in the fair values of derivative investments, during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

      QSI segment revenues for the first six months of fiscal 2003 were $55 million, compared to $43 million in the first six months of fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for the first six months of fiscal 2003 were $379 million, compared to $124 million for the first six months of fiscal 2002. The increase in losses before taxes was primarily due to $160 million in asset impairment charges recorded in the second quarter of fiscal 2003. During the first six months of fiscal 2003, we recorded a $192 million loss, net of minority interest, due to the consolidation of Vésper Holding and $24 million of equity in losses of VeloCom, as compared with a $54 million loss, net of minority interest, due to the consolidation of Vésper Holding and $16 million of equity in losses of VeloCom and the Vésper Operating Companies (pre-acquisition) in the first six months of fiscal 2002. We also recorded a $38 million increase in our equity in losses incurred by Inquam and a $71 million increase in other-than-temporary losses on marketable securities, offset by a $29 million increase in the fair values of derivative investments, during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities were $4,364 million at March 30, 2003, an increase of $1,164 million from September 29, 2002. The increase during the first six months of fiscal 2003 was primarily the result of $909 million in cash provided by operating activities, $379 million in net payments received on finance receivables, mainly comprised of payments from Pegaso, $113 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, a $34 million increase in the fair value of marketable securities and $7 million in proceeds received from put options, offset by $131 million in capital expenditures, $124 million in repurchases of the Company’s common stock, $32 million in cash used for other investments, $12 million in net payments of Vésper related bank loans and capital lease obligations and $8 million used to purchase wireless licenses. The current ratio increased from 5.8 at September 29, 2002 to 6.9 at March 30, 2003 primarily as a result of the effect of cash provided by operations and the reversal of our valuation allowance on our U.S. deferred tax assets. We expect Vésper Holding to require approximately $14 million in cash funding during the third quarter of fiscal 2003.

      Accounts receivable decreased by 19% during the second quarter of fiscal 2003. The decrease in accounts receivable was primarily due to consistent revenues compared to the prior quarter and increased cash receipts for royalty receivables and integrated circuit receivables. Days sales outstanding for the QCT, QTL and QWI segments on a combined basis were 45 days at March 30, 2003 compared to 54 days at December 29, 2002. The change in days sales outstanding reflects an increase in cash receipts while sales remained consistent with the previous quarter.

      In February 2003, our Board of Directors authorized the expenditure of up to $1 billion to repurchase shares of our common stock over a two year period. During the three months ended March 30, 2003, we bought 3,615,000 shares at an aggregate cost of $124 million. At March 30, 2003, $876 million remains to be expended under the Board’s authorization. Repurchased shares are retired upon repurchase. In connection with our stock repurchase program, we sold put options during the three months ended March 30, 2003 that may require us to purchase three million shares of our common stock upon exercise. We recorded $7 million in premiums received for the put options as additions to paid-in capital. We did not repurchase any shares under the put options during the three months ended March 30, 2003. We declared dividends totaling approximately $39 million or $0.05 per share during the three months ended March 30, 2003.

      We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements, including our stock repurchase program, stock dividends, investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

      At March 30, 2003, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement	$464
Equity investments:
Inquam	25
Other	28

Total debt and equity commitments	517
Long-term purchase commitments	70
Operating leases	138
Other	3

$728

      Information regarding our long-term purchase commitments is provided in the Consolidated Financial Statements for the fiscal year ended September 29, 2002. See “Notes to Consolidated Financial Statements, Note 11 — Commitments and Contingencies.” Information regarding our operating leases at March 30, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Commitments and Contingencies.”

      Commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. We no longer have commitments to provide additional long-term financing to Pegaso under our arrangements with Ericsson.

      In December 2001, we agreed to invest up to $200 million in exchange for up to 4% of the common shares of Reliance Infocomm Limited (RIL), formerly Reliance Communications Limited, a wireless operator in India. RIL intends to construct and operate a CDMA commercial network deploying CDMA2000 1X technology to provide basic telephone service, Wireless Local Loop with limited mobility, national long distance services and international long distance services in India. Our obligation to make this investment became non-binding during fiscal 2002 because certain conditions precedent under the agreement had not been satisfied by RIL by the required dates. RIL has since fulfilled those conditions. We have retained the right to purchase the shares. If we complete the investment, funding is likely to occur through September 2003. At March 30, 2003, we had not purchased any shares of RIL.

      Information regarding our other financial commitments at March 30, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 — Composition of Certain Financial Statement Captions, Note 3 — Investments in Other Entities and Note 7 — Commitments and Contingencies.”

Future Accounting Requirements

      In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment. We are reviewing EITF Issue No. 00-21 and have not yet determined the impact this issue will have on our operating results and financial position.

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

Our financial condition may be harmed if we are not successful in realizing the estimated fair value for Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly.

      We own Vésper Holding, which owns two CDMA wireless operators in Brazil, (collectively, Vésper). See “Notes to Condensed Consolidated Financial Statements, Note 9 — Acquisitions.” Vésper continues to incur operating losses and negative cash flows from operations As a result of recent negative events related to Vésper’s regulatory situation, we are pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of, although a formal plan of disposal has not been approved by management. In the near term, as we develop this exit strategy, Vésper will continue to operate its existing fixed wireless and wireline network.

      After an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, we do not believe that the carrying value of Vésper’s long-lived assets can be fully recovered through the estimated cash flows, including potential net sale proceeds. Accordingly, we recorded a $160 million impairment loss on our long-lived assets related to Vésper during the second quarter of fiscal 2003. We expect to realize cumulative translation losses as part of the gain or loss on a sale or other disposition of Vésper and our investment in VeloCom, Inc., an investor in Vésper. The cumulative foreign currency translation losses related to Vésper and VeloCom were approximately $48 million and $9 million, respectively, at March 30, 2003. We expect Vésper to require approximately $14 million in cash funding over the next three months, and we may incur additional losses related to Vésper if we are not successful in realizing the estimated fair value of Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly. Additional risks and uncertainties specific to Vésper include risks associated with:

•	the liquidity and fair market value of the assets, which may be diminished in an expedited sale/disposition process;

•	continuing regulatory uncertainty and further adverse rulings, and uncertainty of success on any related legal challenges, increasing risk and reducing our ability to execute an orderly and fair market disposition;

•	additional operating costs associated with a sale/disposition process;

•	the inability to retain key employees during the sale/disposition process;

•	the inability to maintain certain services, and quality of service levels during or prior to any sale/disposition arrangement that may lead to increased pressure related to regulatory compliance;

•	the inability to secure immediate financial relief in the form of adjustments in current key contracts and/or loan provisions that may lead to reduced valuations.

We have a significant equity method investment in Inquam Limited (Inquam). Our financial condition may be harmed if Inquam is not successful.

      We agreed to invest $200 million in the convertible preferred shares of Inquam. Inquam was formed to acquire, own, develop and manage wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. At March 30, 2003, our investment in Inquam was $86 million, net of equity in losses. We provided $6 million and $27 million in funding during the three months and six months ended March 30, 2003, respectively. We had no remaining equity funding commitment at March 30, 2003; however, on March 26, 2003, we agreed to extend $25 million of bridge loan financing to Inquam, of which $10 million was funded on April 1, 2003. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. We expect to fund our remaining bridge loan commitment through May 2003. We are considering additional investment and/or debt financing. Inquam’s management expects to meet certain operational milestones necessary for expansion of Inquam’s CDMA operations during 2003 and to raise additional funds required over the next nine months for Inquam to realize the full value of its current operations. Total additional funding required by Inquam for calendar 2003 is estimated to be between $150 million and $170 million, and Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones necessary for expansion, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Our four largest customers as of March 30, 2003 accounted for 52% and 48% of consolidated revenues in the first six months of fiscal 2003 and 2002, respectively. The loss of any one of our major customers or licensees could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

QCT Segment

      The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	normal systemic fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	the rate of deployment of new technology by the network operators and the rate of adoption of new technology by end consumers.

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

      Consolidated revenues from international customers as a percentage of total revenues were 79% in the first six months of fiscal 2003 and 68% in the first six months of fiscal 2002. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

      In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first six months of fiscal 2003, 47% and 14% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 35% and 20% during the first six months of fiscal 2002, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. The wireless market in China represents a significant growth opportunity for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had more than 9.5 million subscribers at the end of March 2003. If China Unicom or the government of China make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China, our business could be harmed.

      In November 2001, we acquired a controlling interest in Vésper, a CDMA wireless operator in Brazil. A significant downturn in the economy of Brazil could materially harm our business and limit our strategic alternatives related to this investment.

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

      We expect that royalty revenues derived from international licensees will continue to represent a significant portion of our total revenues in the future. To date, all of the revenues from international licensees have been denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales are subject to fluctuations in currency exchange rates. In addition, if the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

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

      We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative investments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. Available-for-sale equity securities and derivative investments recorded at fair value subject us to equity price risk. The fair market values of these securities and derivative investments are subject to significant market price volatility and, in general, suffered significant decreases in market value during fiscal 2002 and 2001. In addition, the realizable value of these securities and derivative investments is subject to market and other conditions. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also make strategic investments in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost or under the equity method, but the recorded values may be written down due to changes in the companies’ conditions or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 2 — Composition of Certain Financial Statement Captions, and Note 3 — Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

We depend upon a limited number of third party manufacturers to provide subassemblies and parts for our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

          QCT Segment

      We subcontract all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Motorola and Texas Instruments are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We have no firm long-term commitments from our manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. As a result, these manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

      Our operations also may be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers and may be harmed by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, widespread illness, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

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

          QWI Segment

      Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, OmniExpress and OmniOne products. These third parties include companies such as Tyco International (M/ A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., Andrew Corporation, American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Seavey Engineering Associates, Symbol Technologies, Navman NZ, Thomson-Airpax Mechatronics and Eagle-Picher Industries. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our business or profitability.

      Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. Component shortages could adversely affect our ability and that of our customers and licensees to ship products on a timely basis and our customers’ or licensees’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships.

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

      This competition may result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally result in reduced average royalties. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

      Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, Samsung, Matsushita and Siemens, all of whom are also our licensees with the exception of Intel. With respect to our OmniTRACS, EutalTRACS, OmniExpress and OmniOne products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets.

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

Currency fluctuations could negatively affect future product sales or royalty revenue, harm our ability to collect receivables, or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.

      We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to emerging market currencies may increase as we expand into those markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Average selling prices for our customers’ products may be denominated in local currencies, and declines in local currency values may adversely affect future royalty revenue.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Our trade receivables are generally United States dollar denominated. Any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Foreign CDMA wireless operators to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

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

      New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1X/1xEV-DO, GSM/ GPRS, WCDMA and GPS position location technologies. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. We cannot assure you that the revenues generated from these products will meet our expectations.

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

Our business depends on the availability of satellite and other networks for our OmniTRACS, EutalTRACS, OmniExpress and OmniOne systems and other communications products.

      Our OmniTRACS system currently operates in the United States market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006. Based on system capacity analysis, we believe that the United States OmniTRACS operations will not require additional transponder capacity through 2003. We believe that in the event additional transponder capacity would be required in fiscal 2003 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms in a timely manner. A failure to maintain adequate satellite capacity would harm our business, operating results, liquidity and financial position.

      Our OmniExpress and OmniOne systems are terrestrial-based products and thus rely on various wireless terrestrial communications networks operated by third parties. We believe these terrestrial networks will be available for our products; however, we cannot assure you that these networks will continue to be available to us or that they will perform adequately for our needs. The unavailability or nonperformance of these network systems could harm our business.

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

      Message transmissions for domestic OmniTRACS, OmniExpress and OmniOne operations are formatted and processed at the Network Management Center in San Diego, California, which we operate, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Our Network Management Center operations are subject to system failures, which could interrupt the services and have a material adverse effect on our operating results.

      From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business that could have a material adverse effect on our results of operations.

Government regulation may adversely affect our business.

      Our products and those of our customers and licensees are subject to various Federal Communications Commission (FCC) regulations in the United States and other international regulations. These regulations require that these products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. We are also subject to government regulations and requirements of local standards bodies outside the United States, where we are less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. We are also subject to state and federal health, safety and environmental regulations, as well as regulations related to the handling of and access to classified information. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

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

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

      We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. Finance receivables bear interest at both fixed and variable rates. Interest earned on certain finance receivables is at variable interest rates and is affected by changes in the general level of United States interest rates and/or LIBOR. Fair values will vary as interest rates change. The following table provides comparative information about our fixed income securities and finance receivables, including principal cash flows, weighted average yield and contractual maturity dates:

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

							No Single
	2003	2004	2005	2006	2007	Thereafter	Maturity	Total	Fair Value

March 30, 2003:
Fixed income securities	$362	$534	$423	$297	$86	$284	$428	$2,414	$2,417
Interest rate	2.7%	3.2%	2.8%	2.9%	4.6%	9.1%	3.4%
Finance receivables:
Fixed rate	$6	$3	$1	$—	$—	$15	$—	$25	$12
Interest rate	7.5%	8.0%	8.0%			0.0%
Variable rate (LIBOR)	$1	$—	$—	$119	$159	$199	$—	$478	$436
Margin over LIBOR	0.0%			5.1%	5.3%	4.5%
September 29, 2002:
Fixed income securities	$295	$548	$209	$61	$51	$230	$296	$1,690	$1,692
Interest rate	4.1%	3.6%	3.7%	4.8%	6.4%	9.3%	4.0%
Finance receivables:
Fixed rate	$392	$2	$1	$—	$—	$148	$—	$543	$533
Interest rate	0.5%	8.9%	8.0%			0.3%
Variable rate (LIBOR)	$—	$—	$—	$85	$113	$141	$—	$339	$293
Margin over LIBOR				5.9%	6.1%	5.6%

      We consolidate all assets and liabilities of the Vésper Operating Companies. During the first quarter of fiscal 2003, the Vésper Operating Companies acquired wireless licenses for $82 million. After our initial $8 million payment, the remaining Brazilian real-denominated obligation financed by the Brazilian government totaled $76 million at March 30, 2003. We will make annual payments of $12 million per year starting in fiscal 2006, until the obligation is fully repaid. The debt bears interest at 12%, plus an adjustment for inflation.

      We are exposed to foreign exchange risk related to our consolidation of the Vésper Operating Companies. We report our financial statements in U.S. dollars. The Vésper Operating companies account for the majority of their transactions in Brazilian real, and their results are translated into U.S. dollars during and at the end of the fiscal quarter. In addition, the Vésper Operating Companies’ capital lease commitments are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Brazilian real could have material effect on the Vésper Operating companies and on us. A significant devaluation of the Brazilian real has occurred in the past and may occur again in the future.

      We hold marketable securities and derivative investments subject to equity price risk. The recorded values of marketable securities increased to $161 million at March 30, 2003 from $155 million at September 29, 2002.

As of March 30, 2003, one equity position constituted approximately 55% of the fair value of the marketable securities portfolio. The recorded value of derivative investment assets, mainly comprised of warrants, subject to FAS 133 at March 30, 2003 was $1 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

      We sold put options that may require us to purchase three million shares of our common stock upon exercise. The put options are classified as permanent equity. If the fair value of our common stock decreases by 30%, the amount required to physically settle the contracts would exceed the fair value of the shares repurchased by approximately $11 million, net of the $7 million in premiums received.

      At March 30, 2003, there have been no other material changes to the market risks described at September 29, 2002. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders was held on February 11, 2003. Two proposals were considered. The first proposal was to elect four directors to hold office for three years or until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld

Richard C. Atkinson	661,707,485	8,291,688
Diana Lady Dougan	643,814,663	26,184,510
Peter M. Sacerdote	661,807,171	8,192,002
Marc I. Stern	643,830,403	26,168,770

      All of the foregoing candidates were elected. The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Elected Through

Robert E. Kahn	2005 Annual Meeting
Duane A. Nelles	2005 Annual Meeting
Frank Savage	2005 Annual Meeting
Brent Scowcroft	2005 Annual Meeting
Irwin Mark Jacobs	2004 Annual Meeting
Adelia A. Coffman	2004 Annual Meeting
Raymond V. Dittamore	2004 Annual Meeting
Richard Sulpizio	2004 Annual Meeting

      The second proposal was to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year. This proposal received the following votes:

For	Against	Abstain

617,606,068	48,226,830	4,166,275

      The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper Sao Paulo S.A., Vésper S.A., Vésper Holding Sao Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper Sao Paulo Cayman and Vésper Holding, Ltd.(1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd.(1)
3.5	Restated Certificate of Incorporation.
3.6	Certificate of Amendment of Restated Certificate of Incorporation.
3.7	Certificate of Designation of Preferences.
3.8	Bylaws.
3.9	Amendment of the Bylaws.
99.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 28, 2001.

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ WILLIAM E. KEITEL

William E. Keitel
Senior Vice President and
Chief Financial Officer

Dated: April 23, 2003

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

Dated: April 23, 2003

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

Dated: April 23, 2003