Form 10-Q
period 2003-06-29
QUALCOMM INC/DE
filed 2003-07-23
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 21, 2003, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	793,705,886

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-24
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25-55
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-57
Item 4.	Controls and Procedures	58
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 2.	Changes in Securities	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits and Reports on Form 8-K	59
SIGNATURES
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 29,	September 29,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,794,825	$1,406,704
Marketable securities	2,565,193	1,411,178
Accounts receivable, net	620,080	536,950
Finance receivables, net	3,887	388,396
Inventories, net	122,997	88,094
Deferred tax assets	608,528	122
Other current assets	136,244	109,322

Total current assets	5,851,754	3,940,766
Marketable securities	603,576	381,630
Finance receivables, net	184,270	442,934
Other investments	138,674	276,414
Property, plant and equipment, net	619,389	686,283
Goodwill, net	346,618	344,803
Deferred tax assets	309,314	7,493
Other assets	416,407	425,725

Total assets	$8,470,002	$6,506,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$173,092	$209,418
Payroll and other benefits related liabilities	125,549	126,005
Unearned revenue	178,125	183,482
Current portion of long-term debt	98,416	19,355
Other current liabilities	272,146	136,726

Total current liabilities	847,328	674,986
Unearned revenue	258,282	259,995
Long-term debt	107,118	94,288
Other liabilities	51,679	40,283

Total liabilities	1,264,407	1,069,552

Commitments and contingencies (Notes 2, 3 and 7)
Minority interest in consolidated subsidiaries	50	44,540

Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at June 29, 2003 and September 29, 2002	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 792,154 and 778,549 shares issued and outstanding at June 29, 2003 and September 29, 2002	80	79
Paid-in capital	6,184,743	4,918,202
Retained earnings	1,061,656	604,624
Accumulated other comprehensive loss	(40,934)	(130,949)

Total stockholders’ equity	7,205,545	5,391,956

Total liabilities and stockholders’ equity	$8,470,002	$6,506,048

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues:
Equipment and services	$682,574	$575,434	$2,329,519	$1,568,656
Licensing and royalty fees	239,034	195,483	732,301	597,018

	921,608	770,917	3,061,820	2,165,674

Operating expenses:
Cost of equipment and services revenues	326,902	288,162	1,096,831	825,273
Research and development	135,690	118,086	379,970	341,709
Selling, general and administrative	117,486	152,072	401,209	376,797
Amortization of goodwill and other acquisition-related intangible assets (Note 1)	1,951	65,024	5,888	192,437
Asset impairment charges (Note 2 and 9)	34,113	—	194,258	—
Other	(30,356)	8,955	(30,356)	8,955

Total operating expenses	585,786	632,299	2,047,800	1,745,171

Operating income	335,822	138,618	1,014,020	420,503
Interest expense	(9,763)	(8,639)	(20,523)	(17,357)
Investment income (expense), net (Note 4)	44,432	(184,123)	(18,881)	(171,098)

Income (loss) before income taxes	370,491	(54,144)	974,616	232,048
Income tax (expense) benefit	(178,802)	40,376	(438,577)	(62,653)

Net income (loss)	$191,689	$(13,768)	$536,039	$169,395

Net earnings (loss) per common share:
Basic	$0.24	$(0.02)	$0.68	$0.22

Diluted	$0.23	$(0.02)	$0.66	$0.21

Shares used in per share calculations:
Basic	790,511	773,127	787,606	768,663

Diluted	815,856	773,127	816,563	809,169

Dividends declared per share	$0.05	$—	$0.10	$—

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	June 29,	June 30,
	2003	2002

Operating Activities:
Net income	$536,039	$169,395
Depreciation and amortization	132,569	285,097
Asset impairment charges	194,258	—
Net realized (gains) losses on marketable securities and other investments	(39,407)	992
Change in fair values of derivative investments	1,261	56,022
Other-than-temporary losses on marketable securities and other investments	111,655	183,935
Minority interest in loss of consolidated subsidiaries	(36,795)	(34,405)
Equity in losses of investees	110,264	60,696
Non-cash income tax expense	360,630	2,538
Other non-cash charges and credits	9,950	14,137
Increase (decrease) in cash resulting from changes in:
Proceeds from (purchases of) trading securities	2,085	(2,021)
Accounts receivable, net	(71,548)	(9,997)
Inventories, net	(34,347)	21,117
Other assets	(7,331)	10,774
Trade accounts payable	(35,335)	(73,891)
Payroll, benefits, and other liabilities	9,742	(33,142)
Unearned revenue	10,736	(28,917)

Net cash provided by operating activities	1,254,426	622,330

Investing Activities:
Capital expenditures	(186,006)	(108,421)
Purchase of wireless licenses	(8,247)	—
Purchases of available-for-sale securities	(2,902,169)	(1,063,172)
Proceeds from sale of available-for-sale securities	1,709,970	739,441
Purchases of held-to-maturity securities	(185,273)	(188,846)
Maturities of held-to-maturity securities	205,925	165,950
Issuance of finance receivables	(149,061)	(106,585)
Collection of finance receivables	810,862	6,947
Issuance of notes receivable	(17,238)	(2,000)
Collection of notes receivable	4,181	3,615
Other investments and acquisitions	(33,800)	(289,843)
Other items, net	3,539	652

Net cash used by investing activities	(747,317)	(842,262)

Financing Activities:
Net proceeds from issuance of common stock	132,676	102,992
Net repurchase and retirement of common stock	(158,488)	—
Dividends paid	(79,007)	—
Proceeds from minority shareholders	—	10,000
Proceeds from the issuance of long-term debt	6,656	16,871
Payments on long-term debt	(19,000)	(16,331)
Other items, net	—	1,294

Net cash (used) provided by financing activities	(117,163)	114,826

Effect of exchange rate changes on cash	(1,825)	(2,620)

Net increase (decrease) in cash and cash equivalents	388,121	(107,726)
Cash and cash equivalents at beginning of period	1,406,704	1,388,602

Cash and cash equivalents at end of period	$1,794,825	$1,280,876

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Financial Statement Preparation

     The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 29, 2002 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and nine month periods ended June 29, 2003 and June 30, 2002 included 13 weeks and 39 weeks, respectively.

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

Revenues

     During the three months and nine months ended June 29, 2003, the Company recognized $11 million and $35 million, respectively, in income before income taxes, as compared to $16 million and $51 million for the three months and nine months ended June 30, 2002, respectively, related to revenue and expense recognized in prior years as a result of the adoption of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as of the beginning of fiscal 2001.

Net Earnings Per Common Share

     Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of common shares outstanding during the reporting period.

     The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 29, 2003 were 25,345,000 and 28,957,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method for the nine months ended June 30, 2002 were 40,505,000. The diluted loss per common share for the three months ended June 30, 2002 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 35,809,000 common share equivalents would have been anti-dilutive.

     Stock options to purchase approximately 50,188,000 and 44,557,000 shares of common stock during the three months and nine months ended June 29, 2003, respectively, and stock options to purchase approximately 47,570,000 and 37,995,000 shares of common stock during the three months and nine months ended June 30, 2002, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings (loss) per share would be anti-dilutive.

Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. As required by FAS 123, the Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 29, 2003 were $17.40 and $19.31 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 30, 2002 were $18.93 and $28.38 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during the nine months ended June 29, 2003 was $10.37. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plans during the nine months ended June 30, 2002 was $16.90.

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$191,689	$(13,768)	$536,039	$169,395
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	155	485	620	1,320
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(66,808)	(60,945)	(196,338)	(173,600)

Pro forma net income (loss)	$125,036	$(74,228)	$340,321	$(2,885)

Earnings (loss) per share:
Basic - as reported	$0.24	$(0.02)	$0.68	$0.22

Basic - pro forma	$0.16	$(0.10)	$0.43	$0.00

Diluted - as reported	$0.23	$(0.02)	$0.66	$0.21

Diluted - pro forma	$0.15	$(0.10)	$0.42	$0.00

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

     Components of accumulated other comprehensive loss consisted of the following (in thousands):

	June 29,	September 29,
	2003	2002

Foreign currency translation	$(92,657)	$(79,762)
Unrealized gain (loss) on marketable securities, net of tax	51,723	(51,187)

	$(40,934)	$(130,949)

     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss)	$191,689	$(13,768)	$536,039	$169,395

Other comprehensive income:
Foreign currency translation	5,832	(13,405)	(12,895)	17,642
Unrealized gains (losses) on marketable securities, net of tax	33,360	(110,845)	59,347	(22,711)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of tax	368	167,736	66,295	170,047
Reclassification adjustment for net realized gains included in net income, net of tax	(15,650)	(883)	(22,732)	(8,189)

Total other comprehensive income	23,910	42,603	90,015	156,789

Total comprehensive income	$215,599	$28,835	$626,054	$326,184

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The unaudited pro forma results of operations and earnings per share, assuming FAS 142 had been adopted at the beginning of fiscal 2002, are as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2002	2002

Reported net (loss) income	$(13,768)	$169,395
Goodwill amortization	61,961	185,044

Adjusted net income	$48,193	$354,439

Adjusted basic earnings per share	$0.06	$0.46

Adjusted diluted earnings per share	$0.06	$0.44

Warranty

     Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

Future Accounting Requirements

     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. Beginning with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” in the fourth quarter of fiscal 2001, and retroactive to the first quarter of fiscal 2001, until prior to the fourth quarter of fiscal 2003, the Company recognized revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products by its QWBS division (Note 8) ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years. SAB 101 required the ratable recognition of these sales

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

because the messaging service is considered integral to the functionality of the hardware and software. Because EITF Issue No. 00-21 does not require the deferral of revenue when an undelivered element is considered integral to the functionality of a delivered element, the Company will recognize revenues and expenses from such sales starting in the fourth quarter of fiscal 2003 at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. The Company has elected to adopt EITF Issue No. 00-21 prospectively for revenue arrangements entered into after the third quarter of fiscal 2003, rather than reporting the change in accounting as a cumulative-effect adjustment. Deferred revenues and expenses related to the historical QWBS sales that will continue to be amortized in future periods were $205 million and $114 million, respectively, at June 29, 2003. Gross margin related to these sales is expected to be recognized as follows: $11 million for the remainder of fiscal 2003, $36 million in fiscal 2004, $24 million in fiscal 2005, $13 million in fiscal 2006, $6 million in fiscal 2007 and $1 million in fiscal 2008. The Company does not expect the adoption of EITF Issue No. 00-21 to otherwise materially affect its financial statements.

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities. For those arrangements entered into prior to January 31, 2003, the Company is required to adopt the provisions of FIN 46 at the beginning of the fourth quarter of fiscal 2003. The Company is in the process of determining the effect, if any, the adoption of FIN 46 will have on its financial statements.

Note 2 – Composition of Certain Financial Statement Captions

Marketable Securities

     Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent

	June 29,	September 29,	June 29,	September 29,
	2003	2002	2003	2002

Held-to-maturity:
Certificates of deposit	$5,073	$76,153	$—	$—
Commercial paper	—	—	—	6,200
Federal agencies	386	—	119,948	—
Corporate medium-term notes	148,946	97,669	23,741	89,418

	154,405	173,822	143,689	95,618

Available-for-sale:
Federal agencies	446,778	270,896	—	—
U.S. government securities	634,677	238,286	—	—
Corporate medium-term notes	812,355	300,648	15,485	14,121
Mortgage and asset-backed securities	469,170	290,702	—	—
Non-investment grade debt securities	6,705	6,558	308,939	245,075
Equity securities	41,103	130,266	135,463	24,956

	2,410,788	1,237,356	459,887	284,152

Trading:
Corporate convertible bonds	—	—	—	1,860

	—	—	—	1,860

	$2,565,193	$1,411,178	$603,576	$381,630

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable

	June 29,	September 29,
	2003	2002

	(in thousands)
Trade, net of allowance for doubtful accounts of $15,956 and $21,647, respectively	$575,573	$521,371
Long-term contracts:
Billed	23,863	4,576
Unbilled	8,297	985
Other	12,347	10,018

	$620,080	$536,950

Finance Receivables

     Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain Code Division Multiple Access (CDMA) customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows (in thousands):

	June 29,	September 29,
	2003	2002

Finance receivables	$206,235	$881,859
Allowances	(18,078)	(50,529)

	188,157	831,330
Current maturities, net	3,887	388,396

Noncurrent finance receivables, net	$184,270	$442,934

     The Company had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans (Note 7). On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. The Company used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. On March 31, 2003, Pegaso paid $4 million on the equipment loan facility. On June 13, 2003, Pegaso prepaid $281 million of the equipment loan facility, including accrued interest, in accordance with certain terms of the equipment loan facility. As a result of these transactions, finance receivables from Pegaso decreased by $663 million.

     At June 29, 2003, amounts outstanding, net of unearned interest and fees, under the Pegaso equipment loan facility were $180 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% through September 9, 2004, LIBOR plus 3% thereafter through September 9, 2007 and LIBOR plus 6% thereafter. The Company recognized $27 million and $39 million in interest income during the three months and nine months ended June 29, 2003, respectively, including $23 million of deferred interest income recorded as a result of the prepayment.

     At June 29, 2003, commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. The Company no longer has commitments to provide additional long-term financing to Pegaso under its arrangements with Ericsson (Note 7).

Inventories

	June 29,	September 29,
	2003	2002

	(in thousands)
Raw materials	$15,686	$19,583
Work-in-process	3,060	4,315
Finished goods	104,251	64,196

	$122,997	$88,094

Property, Plant and Equipment

	June 29,	September 29,
	2003	2002

	(in thousands)
Land	$47,209	$41,668
Buildings and improvements	330,954	294,186
Computer equipment	365,810	348,208
Machinery and equipment	433,553	442,098
Furniture and office equipment	21,919	29,841
Leasehold improvements	40,668	53,769

	1,240,113	1,209,770
Less accumulated depreciation and amortization	(620,724)	(523,487)

	$619,389	$686,283

     Depreciation and amortization expense related to property, plant and equipment for the three months and nine months ended June 29, 2003 was $36 million and $108 million, respectively, as compared to $44 million and $105 million for the three months and nine months ended June 30, 2002, respectively.

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

     All of the Company’s acquired intangible assets other than goodwill are subject to amortization. During the first quarter of fiscal 2003, the Company acquired $82 million in wireless licenses in Brazil (Note 9), which will be amortized on a straight-line basis over their terms of approximately 15 years. No significant residual value was estimated for these intangible assets.

     During the three months ended June 29, 2003, the Company recorded a $34 million impairment loss on its wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values. During the nine months ended June 29, 2003, the Company also recorded a $160 million impairment loss on its long-lived assets related to Vésper (Note 9), including impairment of $34 million in wireless licenses, $12 million in marketing-related intangible assets and $5 million in customer-related intangible assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of intangible assets which are included in other assets were as follows (in thousands):

	June 29, 2003		September 29, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$168,192	$(11,891)	$118,705	$(1,429)
Marketing-related	23,078	(9,510)	34,673	(5,786)
Technology-based	34,149	(25,355)	31,846	(19,659)
Customer-related	17,720	(15,979)	22,806	(11,028)
Other	7,002	(276)	13,751	(4,881)

Total intangible assets	$250,141	$(63,011)	$221,781	$(42,783)

     Amortization expense for the three months and nine months ended June 29, 2003 was $5 million and $15 million, respectively, as compared to $6 million and $15 million for the three months and nine months ended June 30, 2002, respectively. Amortization expense related to these intangible assets is expected to be $4 million for the remainder of fiscal 2003, $17 million in fiscal 2004, $14 million in fiscal 2005, $14 million in fiscal 2006 and $13 million in fiscal 2007.

     Capitalized software development costs which are included in other assets were $33 million and $24 million at June 29, 2003 and September 29, 2002, respectively. Accumulated amortization on capitalized software was $23 million and $14 million at June 29, 2003 and September 29, 2002, respectively. Amortization expense related to capitalized software for the three months and nine months ended June 29, 2003 was $3 million and $9 million, respectively, as compared to $3 million and $7 million for the three months and nine months ended June 30, 2002, respectively.

Note 3 – Investments in Other Entities

Inquam Limited

     In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. The Company provided the remaining $27 million under this equity commitment during the nine months ended June 29, 2003 and had no remaining equity funding commitment on that date.

     On March 26, 2003, the Company agreed to extend $25 million of bridge loan financing to Inquam. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. The Company provided $16 million in funding under the bridge loan during the three months ended June 29, 2003. The Company expects to fund the remaining $9 million bridge loan commitment through July 2003.

     On July 14, 2003, the Company’s Board of Directors approved an additional investment in Inquam, subject to certain conditions, including further investment by another existing investor in Inquam. The Company expects that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $30 million to $40 million in cash through the second half of calendar 2003.

     The Company uses the equity method to account for its investment in Inquam. During the third quarter of fiscal 2003, the Company recorded an $11 million other-than-temporary impairment loss related to its investment in Inquam. The impairment loss was the difference between the carrying value of the investment and its estimated fair value. At June 29, 2003, the Company’s equity and debt investment in Inquam was $72 million, net of equity in losses and impairment. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found, or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones, Inquam’s growth potential and the value of the Company’s investment in Inquam may be negatively affected.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

     Other strategic investments as of June 29, 2003 totaled $83 million, including $33 million accounted for using the cost method. At June 29, 2003, effective ownership interests in these investees ranged from approximately 1% to 50%. Funding commitments related to other strategic investments totaled $28 million at June 29, 2003, which the Company expects to fund through fiscal 2009. Such commitments are generally subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

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

Note 4 – Investment Income (Expense), Net

     Investment income (expense) was comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Interest income	$59,575	$31,137	$128,097	$96,142
Net realized gains on marketable securities	28,139	1,294	39,407	8,488
Net realized losses on other investments	—	(9,480)	—	(9,480)
Other-than-temporary losses on marketable securities	(616)	(167,735)	(73,965)	(170,081)
Other-than-temporary losses on other investments	(20,489)	(5,564)	(37,690)	(13,854)
Change in fair values of derivative investments	(1,381)	(27,009)	(1,261)	(56,022)
Minority interest in loss of consolidated subsidiaries	242	15,041	36,795	34,405
Equity in losses of investees	(21,038)	(21,807)	(110,264)	(60,696)

	$44,432	$(184,123)	$(18,881)	$(171,098)

     During the third quarter of fiscal 2003, the Company recorded $11 million and $9 million in other-than-temporary losses on its investments in Inquam (Note 3) and an early stage CDMA wireless operator, respectively.

     During the nine months ended June 29, 2003, the Company recorded $55 million in other-than-temporary losses on marketable securities on its investment in Korea Telecom Freetel Co., Ltd. (KTF), a wireless phone operator in South Korea, and $16 million in other-than-temporary losses on marketable securities on its investment in a provider of semiconductor packaging, test and distribution services.

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate to be approximately 45% for fiscal 2003. This rate is higher than the U.S. federal statutory rate primarily due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The estimated annual effective tax rate changed in the third quarter of fiscal 2003 from the 43% annual effective tax rate estimated in the second quarter of fiscal 2003, resulting in a 48% effective tax rate in the third quarter of fiscal 2003. The prior fiscal year rate of 22% was lower than the U.S. federal statutory rate as a result

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the reversal of a deferred tax valuation allowance that was charged to expense in fiscal 2001 and research and development credits, partially offset by the impact of nondeductible goodwill amortization, state taxes, and foreign losses not tax effected. The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $828 million of undistributed earnings of certain non-U.S. subsidiaries. The Company considers the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States. Should the Company have to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

     The Company reversed approximately $1.1 billion of its valuation allowance on substantially all of its U.S. deferred tax assets during the second quarter of fiscal 2003 as a credit to stockholders’ equity. The Company now believes that it will more likely than not have sufficient taxable income after stock option deductions to utilize its deferred tax assets. The Company continues to provide a valuation allowance on substantially all of its foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. The Company also provides a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization. If capital losses are utilized and any portion of the $54 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision. The net deferred tax assets decreased by approximately $200 million, excluding the reversal of the valuation allowance, from September 29, 2002 to June 29, 2003.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the nine months ended June 29, 2003 were as follows (in thousands):

Balance at September 29, 2002	$5,391,956
Reversal of the valuation allowance on certain deferred tax assets (Note 5)	1,105,640
Net income	536,039
Tax benefit from the exercise of stock options	185,679
Net proceeds from the issuance of common stock	132,676
Other comprehensive income	90,015
Net repurchase and retirement of common stock	(158,488)
Dividends	(79,007)
Other	1,035

Balance at June 29, 2003	$7,205,545

Stock Repurchase Program

     On February 11, 2003, the Company’s Board of Directors authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. During the three months and nine months ended June 29, 2003, the Company bought 1,300,000 and 4,915,000 shares, respectively, at a net aggregate cost of $42 million and $158 million, respectively. At June 29, 2003, $834 million remains to be expended under the Board’s authorization. Repurchased shares are retired upon repurchase.

     In connection with the Company’s stock repurchase program, the Company sold put options under three separate contracts with independent third parties in March 2003 that required the Company to purchase three million shares of its common stock upon exercise. All of these written put options expired unexercised. The Company accounted for the written put options in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The contracts allowed the Company to determine the settlement method, including net share settlement, upon exercise, and the Company determined that the written put options should be classified as permanent equity as defined by EITF Issue No. 00-19. As such, the Company recorded the $7 million in premiums received as a reduction of the cost to repurchase and retire common stock included in paid-in capital, and changes in fair value were not recognized in the Company’s financial statements.

Dividends

     On May 1, 2003, the Company’s Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock, which was paid on June 27, 2003 to stockholders of record as of the close of business on

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

May 30, 2003. During the three months and nine months ended June 29, 2003, dividends charged to retained earnings were $40 and $79 million, respectively.

     On July 16, 2003, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.05 to $0.07 per share on the Company’s common stock, payable on September 26, 2003 to stockholders of record as of the close of business on August 29, 2003.

Note 7 – Commitments and Contingencies

Litigation

     Schwartz, et al v. QUALCOMM: 87 former QUALCOMM employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted the Company’s motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed three other plaintiffs from the lawsuit. On November 18, 2002, the Court granted the Company’s motion to dismiss 61 of the remaining 67 plaintiffs from the lawsuit. The Company subsequently resolved the matters with the remaining plaintiffs. Those plaintiffs whose claims were dismissed have appealed. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone et al v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM. These cases were filed in San Diego County Superior Court by over 100 former employees, alleging claims for declaratory relief, breach of contract, intentional/negligent fraud, concealment, rescission, specific performance, work, labor and services, breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200 and unjust enrichment, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to Ericsson in 1999. The Company has answered the complaints, which have been consolidated. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action against the Company in the United States District Court for the Eastern District of Virginia seeking damages and injunctive relief and asserting that wireless telephones sold by the Company infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted the Company’s motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted QUALCOMM’s motion for summary judgment that QUALCOMM’s products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment of infringement. On July 14, 2003, the parties entered into a settlement agreement dismissing all claims and counterclaims with prejudice.

     Durante, et al v. QUALCOMM: On February 2, 2000, three former QUALCOMM employees filed a putative class action against the Company, ostensibly on behalf of themselves and those former employees of the Company whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against the Company. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class, plus economic and liquidated damages of an unspecified amount. On June 27, 2000, the case was ordered

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, the Company removed the case to the United States District Court for the Southern District of California, and discovery commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. On April 15, 2003, the Court granted the Company’s summary judgment motions as to all remaining class members’ disparate impact claims. On June 18, 2003, the Court ordered decertification of the class and dismissed the remaining claims of the opt-in plaintiffs without prejudice. Plaintiffs have filed an appeal. On June 20, 2003, 76 of the opt-in plaintiffs filed an action in Federal District Court for the Southern District of California, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. To date, the complaint has not been served. Although there can be no assurance that an unfavorable outcome of these disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. Since then, the court has construed further claim terms and the parties currently have pending motions for summary judgment. A trial date previously set for September 2003 has been vacated and a new trial date not yet set. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

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

Warranty

     Changes in the Company’s warranty liability were as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Balance at beginning of period	$7,793	$18,713	$15,670	$19,748
Charges to expense	550	2,969	2,136	5,773
Release of warranty reserves	(1,654)	(822)	(6,274)	(949)
Usage	(417)	(2,179)	(5,260)	(5,891)

Balance at end of period	$6,272	$18,681	$6,272	$18,681

     During fiscal 2000, the Company established an additional warranty reserve related to a specific warranty issue affecting a product sold by its QUALCOMM Wireless Business Solutions division. The Company offered a warranty program to its customers allowing them to return certain equipment to the Company for repair. The program was determined to be substantially completed during March 2003, and the Company reduced its warranty reserve by $5 million during the nine months ended June 29, 2003 to reflect management’s revised estimates of the cost to complete the program.

Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2003 and for each of the subsequent four years from fiscal 2004 through 2007 are $9 million, $38 million, $29 million, $23 million and $17 million, respectively, and $21 million thereafter.

Purchase Obligations

     The Company has agreements with a supplier to purchase software and estimates its noncancelable obligations under these agreements to be approximately $1 million in fiscal 2004 and fiscal 2005. The Company also has commitments to purchase telecommunications, research and development services, and inventory for the remainder of fiscal 2003 and for each of the subsequent four years for approximately $25 million, $38 million, $19 million, $17 million and $1 million, respectively, and $1 million thereafter.

Letter of Credit and Other Financial Commitments

     Pegaso Comunicaciones y Sistemas S.A. de C.V.

     The Company had commitments to provide additional long-term financing to Pegaso under its interim financing and additional interim financing facilities with Pegaso and under its arrangements with Ericsson. As a result of a series of events that occurred in November 2002 (Note 2), the commitments under arrangements with Ericsson are no longer available to Pegaso and the interim financing and additional interim financing commitments were cancelled.

     Leap Wireless International, Inc.

     The Company had a commitment to provide $125 million of cash loans under a senior secured credit facility with Leap Wireless International, Inc. (Leap Wireless) to facilitate Leap Wireless’ purchase of licenses in the Federal Communications Commission’s Auction No. 35. This commitment was terminated in December 2002.

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning products;

•	QUALCOMM Technology Licensing (QTL) – licenses third parties to design, manufacture, and sell products incorporating the Company’s CDMA technology;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

°	QUALCOMM Internet Services (QIS) - provides the BREW product and services for wireless operators, wireless device manufacturers and wireless application developers and software development services;

°	QUALCOMM Digital Media (QDM) - provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies and develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema).

°	QUALCOMM Wireless Business Solutions (QWBS) - provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets, construction fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) - manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA wireless operators and licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. QSI also provides financing to CDMA wireless operators to facilitate the marketing and sale of CDMA equipment by licensed manufacturers.

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

     The table below presents revenues and EBT for reportable segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
June 29, 2003
Revenues	$557,240	$242,479	$113,882	$30,341	$(22,334)	$921,608
EBT	163,114	218,363	6,396	(27,563)	10,181	$370,491
June 30, 2002
Revenues	$404,253	$198,853	$109,581	$49,456	$8,774	$770,917
EBT	117,524	174,450	(3,074)	(285,454)	(57,590)	$(54,144)
For the nine months ended:
June 29, 2003
Revenues	$1,919,794	$758,012	$342,182	$85,811	$(43,979)	$3,061,820
EBT	674,916	683,964	16,527	(406,389)	5,598	$974,616
June 30, 2002
Revenues	$1,107,212	$603,611	$329,140	$92,262	$33,449	$2,165,674
EBT	282,189	534,673	(8,271)	(409,241)	(167,302)	$232,048

     Reconciling items in the previous table were comprised as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenues
Elimination of intersegment revenue	$(28,404)	$(19,727)	$(94,437)	$(57,727)
Other products	6,070	28,501	50,458	91,176

Reconciling items	$(22,334)	$8,774	$(43,979)	$33,449

Earnings before income taxes
Unallocated goodwill amortization (Note 1)	$—	$(61,547)	$—	$(183,825)
Unallocated amortization of other acquisition-related intangible assets	(1,794)	(3,972)	(5,416)	(10,098)
Unallocated research and development expenses	(9,121)	(7,754)	(31,289)	(16,844)
Unallocated selling, general and administrative expenses	(9,940)	(5,382)	(31,821)	(11,059)
Unallocated investment income, net	37,168	25,111	96,727	72,333
Unallocated interest expense	(102)	(56)	(1,627)	(214)
EBT from other products	(2,694)	(551)	(12,847)	(10,339)
Intracompany profit	(3,336)	(3,439)	(8,129)	(7,256)

Reconciling items	$10,181	$(57,590)	$5,598	$(167,302)

     Generally, revenues between operating segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance. These charges include amortization of acquisition-related intangible assets, fundamental research expense and expenses related to the development of the CDMA market not deemed to be directly related to the businesses of the operating segments. During the first nine months of fiscal 2003, the Company pursued numerous potential new business opportunities that contributed to the growth of unallocated research and development and selling, general and administrative expenses as compared to fiscal 2002.

     Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
June 29, 2003
Revenues from external customers	$556,855	$218,133	$110,209	$30,341
Intersegment revenues	385	24,346	3,673	—
June 30, 2002
Revenues from external customers	$403,672	$182,029	$107,259	$49,456
Intersegment revenues	581	16,824	2,322	—
For the nine months ended:
June 29, 2003
Revenues from external customers	$1,918,519	$675,404	$331,628	$85,811
Intersegment revenues	1,275	82,608	10,554	—
June 30, 2002
Revenues from external customers	$1,103,844	$556,954	$321,438	$92,262
Intersegment revenues	3,368	46,657	7,702	—

     Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of consolidated investees, including Vésper Holding (Note 9). Total segment assets

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable debt securities, property, plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	June 29,	September 29,
	2003	2002

QCT	$315,925	$290,598
QTL	257,359	168,777
QWI	113,242	107,453
QSI	871,725	1,754,957
Reconciling items	6,911,751	4,184,263

Total consolidated assets	$8,470,002	$6,506,048

Note 9 – Acquisitions

Vésper Holding, Ltd

     In fiscal 1999, the Company acquired an approximate 16% ownership interest in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies or collectively, Vésper). The Vésper Operating Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In addition, the Company extended long-term financing to the Vésper Operating Companies related to the Company’s financing arrangement with Ericsson (Note 2). On November 13, 2001, QUALCOMM consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies.

     Pursuant to the Restructuring, the Company and VeloCom, Inc. (VeloCom) invested $266 million and $80 million, respectively, in a newly formed holding company called Vésper Holding. Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, the Vésper Operating Companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $308 million for property, plant and equipment, $39 million for licenses and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 15 to 18 years and 3 to 18 years, respectively.

     At June 29, 2003, the Company directly owned approximately 72% of the issued and outstanding equity of Vésper Holding, and the Company indirectly owned an additional approximate 11.9% of Vésper Holding through its 49.9% ownership interest in VeloCom, totaling an approximate 83.9% direct and indirect interest. On July 2, 2003, the Company transferred to VeloCom all of its equity interest in VeloCom in exchange for shares of Vésper Holding held by VeloCom representing approximately 11.9% of the issued and outstanding shares of Vésper Holding. The Company will record a loss of $9 million on the exchange from the recognition of cumulative translation losses, previously included in stockholders’ equity, in the statement of operations during the fourth quarter of fiscal 2003. After giving effect to the exchange, the Company owns an approximate 83.9% direct interest in Vésper Holding. This exchange of shares was effected in order to obtain VeloCom’s consent to an amendment of Vésper Holding’s articles of incorporation and shareholders agreement which effectively removed all VeloCom consent rights with respect to Vésper Holding, including but not limited to a sale or other disposition of Vésper Holding or any of its subsidiaries.

     On December 18, 2002, Vésper requested authorization from Anatel, the Brazilian telecommunications regulatory agency, for a secondary allocation for mobility pursuant to Regulation 314 and consistent with representations made to Vésper by Anatel in September 2002. The approval of such a request would allow Vésper to utilize its new/up-banded 1900MHz frequencies for full mobility and fixed services in the areas covered by the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

newly acquired SMP (mobile) wireless licenses (Note 2). On January 24, 2003, Anatel unexpectedly, and without explanation, denied Vésper’s request. Vésper sought administrative recourse by appealing the decision to Anatel’s Board of Directors, but on April 9, 2003, the Board of Anatel denied Vésper’s appeal based on a strict interpretation of the Request for Proposal (RFP) for the SMP bid, holding that the RFP required mobile services under the SMP license be provided utilizing 1800MHz frequencies. Subsequent to this denial, Vésper filed an administrative appeal with the Ministry of Communications. To date, neither a decision to hear the appeal nor a decision on the appeal has been made.

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

     As a result of the actions by Anatel, and after an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, the Company recorded a $160 million impairment loss on its long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values. At June 29, 2003, the carrying values of assets and liabilities related to Vésper totaled $278 million and $291 million, respectively. The Company expects to recognize cumulative foreign currency translation losses, previously included in stockholders’ equity, as part of the gain or loss on a sale or other disposition of Vésper and/or its assets. The cumulative translation losses related to Vésper were approximately $49 million at June 29, 2003.

     If a formal plan of disposal by sale is approved, Vésper’s assets and liabilities will be classified as held for sale and presented separately in the asset and liability sections, respectively, on the Company’s balance sheet. Long-lived assets will be recorded at the lower of their carrying amounts or fair values less cost to sell, and depreciation and amortization of long-lived assets will cease. In addition, if the Company does not expect to have continuing involvement with Vésper after the sale, the results of Vésper’s operations for current and prior periods will be presented in the Company’s consolidated statement of operations as discontinued operations, net of tax, after net income from operations starting in the period in which the formal plan of disposal by sale is approved. If a formal plan of disposal other than by sale, such as an abandonment, is approved, Vésper’s long-lived assets will continue to be classified as held and used and depreciated until they are disposed of, however the estimated depreciable lives of the assets will be adjusted consistent with the plan. In addition, in the period in which Vésper’s assets are disposed of, the results of Vésper’s operations for current and prior periods will be reported in the Company’s consolidated statement of operations as discontinued operations.

     The Company has formally engaged an investment bank to assist in the sale of Vésper. Currently, the Company has not entered into any letters of intent or definitive agreements for a sale of Vésper, and any sale would ultimately be contingent upon receipt of necessary regulatory and other Brazilian government approvals. As part of any Vésper sale transaction, the Company may consider providing, contingent upon receipt of all necessary governmental approvals and actual closing of a sale transaction, “seller financing” to facilitate the prepayment of Vésper’s local bank debt at a discount and some interim funding through the regulatory approval process. The net cash amount the Company might provide in this regard could be approximately $40 million. However, the Company would expect to recover such outlays through the receipt of loan or lease payments from Vésper over time providing Vésper continues to operate.

     The Company consolidates all assets and liabilities of Vésper Holding, including bank loans and capital lease obligations. The balances of the bank loans and capital lease obligations, including accrued interest, at June 29, 2003 were $64 million and $46 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 27.17% at June 29, 2003). The lease obligations bear interest at rates ranging from 11.25% to 21.56%. These debt facilities are collateralized by certain assets of Vésper. During May 2003, the Vésper Operating Companies failed to make interest and certain lease payments owed to six of their local bank creditors. As a result of these defaults, certain provisions in the bank loans and leases were triggered making all of the bank loans and certain

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

leases callable. Those bank loans and leases have been reclassified and are presented on the Company’s balance sheet as current liabilities at June 29, 2003. The Company is working, in conjunction with Vésper, with the banks to structure arrangements which would, if implemented, provide for forbearance by the banks on payments under the loans and leases until a contemplated sale of Vésper could be effected. There is no certainty that such arrangements with the banks, or any such sale transaction, will be implemented. The Vésper Operating Companies were charged a 2% default penalty and are being charged an additional 1% interest rate per month on the amount in default until the default is cured. The aggregate amounts of debt maturities and minimum capital lease payments for the remainder of fiscal 2003 and for each of the subsequent three years from fiscal 2004 through 2006 are $98 million, $1 million, $4 million and $1 million, respectively, and $6 million thereafter.

     During the first quarter of fiscal 2003, the Company acquired wireless licenses in Brazil for approximately $82 million. Approximately $8 million of the purchase price was paid in December 2002. The remaining Brazilian real-denominated wireless license obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation. At June 29, 2003, the license obligation was approximately $95 million, payable annually in $12 million installments starting in fiscal 2006, until the obligation is fully repaid.

     Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for the three months ended June 29, 2003 and June 30, 2002 included $20 million and $35 million in losses, net of minority interest, respectively, of Vésper Holding from March 1, 2003 and 2002 through May 31, 2003 and 2002, respectively. The consolidated financial statements for the nine months ended June 29, 2003 and June 30, 2002 included $212 million and $88 million in losses, net of minority interest, respectively, of Vésper Holding from September 1, 2002 through May 31, 2003 and November 13, 2001 (the acquisition date) through May 31, 2002, respectively. The consolidated financial statements for the three months ended June 30, 2002 also included $7 million of equity losses related to VeloCom. The consolidated financial statements for the nine months ended June 29, 2003 and June 30, 2002 also included $24 million and $23 million of equity losses, respectively, related to VeloCom and Vésper Holding (pre-acquisition). Pro forma operating results for the Company, assuming the acquisition of Vésper Holding had been made at the beginning of the periods presented, are as follows (in thousands, except per share data):

Nine Months
Ended
June 30,
2002

Revenues	$2,185,512

Net income	$145,464

Basic earnings per common share	$0.19

Diluted earnings per common share	$0.18

     These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations that actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Note 10 — Auction Discount Voucher

     The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any Federal Communications Commission spectrum auction over a period of three years, including those in which QUALCOMM is not a participant. During November 2002, the Federal Communications Commission amended the terms of the ADV to allow the Company to use the ADV to satisfy existing Federal Communications Commission debt of other companies. During April 2003, the Federal

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Communications Commission granted the Company’s request for a one-year extension of the ADV. As a result, the ADV expires in June 2004.

     The Company transferred approximately $55 million of the ADV’s value to two wireless operators during the third quarter of fiscal 2003 for $53 million in cash and approximately $11 million of the ADV’s value to a wireless operator during fiscal 2001 in exchange for a note receivable. As a result of the transfers during the third quarter of fiscal 2003, the Company recorded $43 million in other operating income in the QSI segment; an additional $10 million will be recognized as earned as the Company incurs cooperative marketing expenses pursuant to a concurrent agreement with the wireless operator through December 2003 with no effect on net income. The remaining value of the ADV at June 29, 2003 was approximately $60 million. The Company had no cost basis in the ADV at June 29, 2003.

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

Overview

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We derive revenue principally from license fees and royalties from our intellectual property, from sales of integrated circuit products, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative, amortization of acquisition-related intangible assets and asset impairment charges.

     Our QUALCOMM CDMA Technologies (QCT) segment is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 60% and 52% of total consolidated revenues in the third quarter of fiscal 2003 and 2002, respectively. QCT revenues comprised 63% and 51% of total consolidated revenues in the first nine months of fiscal 2003 and 2002, respectively.

     Our QUALCOMM Technology Licensing (QTL) segment receives license fees and royalty payments for use of our CDMA technology by domestic and international wireless telecommunications equipment suppliers. QTL generates revenue from license fees for our patented CDMA (e.g., cdmaOne, CDMA2000, WCDMA and TD-SCDMA) technologies as well as ongoing royalties based on worldwide sales by licensees that design, manufacture and sell products incorporating our CDMA technology. QTL revenues comprised 26% of total consolidated revenues in the third quarter of both fiscal 2003 and 2002. QTL revenues comprised 25% and 28% of total consolidated revenues in the first nine months of fiscal 2003 and 2002, respectively.

     Our QUALCOMM Wireless & Internet (QWI) segment, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets, construction fleets and other enterprise companies. QIS provides BREW, a complete product and business system for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on wireless devices. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. The Digital Cinema business develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. QWI revenues comprised 12% and 14% of total consolidated revenues in the third quarter of fiscal 2003 and 2002, respectively. QWI revenues comprised 11% and 15% of total consolidated revenues in the first nine months of fiscal 2003 and 2002, respectively.

     Our QUALCOMM Strategic Initiatives (QSI) segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA wireless operators, licensed device manufacturers and start-up companies that we believe open new markets for CMDA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. QSI’s revenues relate primarily to the consolidation of our investment in Vésper. QSI revenues comprised 3% and 6% of total consolidated revenues in the third quarter of fiscal 2003 and 2002, respectively. QSI revenues comprised 3% and 4% of total consolidated revenues in the first nine months of fiscal 2003 and 2002, respectively.

     Recent global economic weakness has had wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. We cannot predict whether a recovery will occur or what effects negative events may have on the economy. Further, an economic recovery, if it occurs, may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of other commercial deployments. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X are delayed or unsuccessful, our business and financial results may be harmed.

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

     Revenues from customers in South Korea, the United States and Japan comprised 45%, 21% and 15%, respectively, of total consolidated revenues in the first nine months of fiscal 2003, as compared to 37%, 31% and 18%, respectively, in the first nine months of fiscal 2002. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to higher chipset sales to phone manufacturers in South Korea who have both leading CDMA market share in South Korea and worldwide. The decrease in revenues from customers in the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than the United States. The general decrease in revenues from customers in Japan, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than Japan.

Licensing

     We grant licenses to use our intellectual property portfolio, which includes certain patent rights, in the manufacture and sale of CDMA (including cdmaOne, CDMA2000, CDMA2000 1X, CDMA2000 1x EV-DO, TD-SCDMA and WCDMA) products. Licensees typically pay a non-refundable license fee and on-going royalties on their sales of products incorporating our intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We earn royalties on CDMA products sold worldwide by our licensees in the period that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, we estimate royalty revenues in the current quarter when reasonable estimates of such amounts can be made. Not all royalties earned are estimated. Royalties for licensees for which we have minimal history and certain licensees that do not buy our integrated circuit products are recorded one quarter in arrears when they are reported. Estimates of royalty revenues are based on analyses of our sales of integrated circuits to our licensees, historical royalty data by licensee, the relationship between the timing of our sales of integrated circuits to our licensees and our licensees’ sales of CDMA products, average sales price forecasts, and current market and economic trends. Once royalty reports are received from the licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter.

     The following table summarizes royalty related data for each of the quarters and for the first nine months of fiscal 2003 and 2002 (in millions):

	Three Months Ended		Three Months Ended

	December 29, 2002	December 30, 2001	March 30, 2003	March 31, 2002

Components of royalty revenues
Estimate at end of prior period	$150	$122	$175	$132
Royalties reported by licensees in current period related to prior period estimate	167	146	208	152

Variance included in current period revenues	17	24	33	20
Other royalties reported in current period	20	26	29	19
Estimate at period end	175	132	155	127

Total royalty revenues from third parties	$212	$182	$217	$166

	Three Months Ended		Nine Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Components of royalty revenues
Estimate at end of prior period	$155	$127	$150	$122
Royalties reported by licensees in current period related to prior period estimate	178	133	167	146

Variance included in current period revenues	23	6	17	24
Other royalties reported in current period	45	35	479	366
Estimate at period end	135	127	135	127

Total royalty revenues from third parties	$203	$168	$631	$517

     For example, for the three months ended June 29, 2003, we estimated royalties of $155 million for the previous quarter ended March 30, 2003. The actual royalties reported to us by licensees, on a one quarter lag basis, during the three months ended June 29, 2003 were $178 million. The variance of $23 million is recorded in royalty revenues. Therefore, royalty revenues for the three months ended June 29, 2003 of $203 million include: 1) the variance of $23 million, 2) other royalties reported in this period of $45 million from licensees which we are not able to estimate, and 3) the estimate made in this quarter of $135 million which we believe will be reported by licensees in the fourth quarter.

     Please note that the first line in the nine months ended columns titled “Estimate at end of prior period” refers to the estimate for the fourth quarter of the previous fiscal year and the line titled “Other royalties reported in current period” reflects the cumulative nine months amounts.

     The following table compares the royalty estimate and the subsequently reported royalty data for licensees included in the estimate for the past six quarters. Total royalty revenues are higher and include royalties from licensees that are not included in the estimate.

Historical Royalty Estimate Comparison (in millions)

		Royalties	Over/(Under)
		Reported in	Variance of
	Royalty	Subsequent	Reported to
	Estimate	Quarter(1)	Estimated

Q1 FY02	$132	$152	$20
Q2 FY02	127	133	6
Q3 FY02	127	142	15
Q4 FY02	150	167	17
Q1 FY03	175	208	33
Q2 FY03	155	178	23

(1) Only includes royalties reported in the subsequent quarter by licensees included in the accrual.

     The following table provides royalty related data for fiscal 2002, 2001 and 2000 as an update to our 2002 Annual Report on Form 10-K.

Fiscal Year

	2002	2001	2000

Components of royalty revenues
Estimate at end of prior year	$122	$100	$78
Royalties reported in first quarter related to prior year estimate	146	133	99

Variance included in current year revenues	24	33	21
Other royalties reported in current year	551	506	431
Estimate at year end	150	122	100

Total royalty revenues from third parties	$725	$661	$552

Strategic Investments and Financing

     Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. As part of the agreement to sell our infrastructure equipment business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure in Brazil, Mexico and elsewhere. Our QSI segment selects and manages strategic investments in early stage companies and, from time to time, venture funds or incubators, to support the adoption of CDMA and use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment income (expense). We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment income (expense). During the third quarter of fiscal 2003, we recognized $21 million in charges related to other-than-temporary losses on marketable and private securities, compared to $173 million in the third quarter of fiscal 2002. In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in the losses of those companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

     From time to time, we may accept an equity interest in a licensee as consideration for a portion or all of the license fee payable under our CDMA license agreement. We record license fee revenue based on the fair value of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date at which a performance commitment is made or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This equity program does not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition vary depending on the terms of each agreement. As of June 29, 2003, ten licensees have participated in this equity program. We recognized $1 million of revenue in the third quarter of fiscal 2003, compared to $2 million in the third quarter of fiscal 2002 related to equity received as consideration for license fees.

     Vésper Holding, Ltd.

     In fiscal 1999, we acquired an approximate 16% ownership interest in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies or collectively, Vésper). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In addition, we extended long-term financing to the Vésper Operating Companies related to our financing arrangement with Ericsson. On November 13, 2001, we consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies.

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

     At June 29, 2003, we directly owned approximately 72% of the issued and outstanding equity of Vésper Holding, and we indirectly owned an additional approximate 11.9% of Vésper Holding through our ownership interest in VeloCom, totaling an approximate 83.9% direct and indirect interest. On July 2, 2003, we transferred to VeloCom all of our equity interest in VeloCom in exchange for shares of Vésper Holding held by VeloCom representing approximately 11.9% of the issued and outstanding shares of Vésper Holding. We will record a loss of $9 million on the exchange from the recognition of cumulative translation losses, previously included in stockholders’ equity, in the statement of operations during the fourth quarter of fiscal 2003. After giving effect to the exchange, we own an approximate 83.9% direct interest in Vésper Holding. This exchange of shares was effected in order to obtain VeloCom’s consent to an amendment of Vésper Holding’s articles of incorporation and shareholders agreement which effectively removed all VeloCom consent rights with respect to Vésper Holding, including but not limited to a sale or other disposition of Vésper Holding or any of its subsidiaries.

     In July 2002, a group of Brazilian mobile operators sued the Vésper Operating Companies, claiming Vésper violated its STFC (fixed) wireless license by allowing full mobility on its network. The court issued an order temporarily restraining Vésper from continued sales of its limited mobility product pending the trial. This order did not impact Vésper’s existing customers, nor sales of other types of products. Subsequently, Anatel, the Brazilian telecommunications regulatory agency, placed a similar administrative hold on Vésper until such time as it could determine whether Vésper was in compliance with existing regulations. Vésper successfully appealed the court order, and the temporary restraint was lifted although the underlying court case remains to be tried. Additionally, Vésper and Anatel reviewed the issue from a technical and regulatory standpoint, and the parties reached an agreement which allowed Vésper to resume sales of its limited mobility product following Vésper’s implementation in its network of certain technical adjustments to restrict broad mobility. Vésper subsequently made those technical adjustments.

     In September 2002, Anatel issued Resolution 314, which modified certain current telecommunications regulations. As part of this resolution and prior resolutions, Vésper will be required to vacate its current spectrum in the 1900MHz frequency (analogous to United States PCS Band A/D) in the coming years to enable the frequency to be allotted to future Universal Mobile Telecommunications System (UMTS) license holders. In return, Vésper has been assigned new 1900MHz frequencies (analogous to United States PCS Band C). Pursuant to Resolution 314, upon completion of up-banding of its network, Vésper would be permitted to utilize the new 1900MHz frequencies for its primary allocation for fixed wireless services, as well as to apply for permission to use those frequencies for full mobility services offered under an SMP (mobile) license. Such secondary use of the new 1900 MHz frequencies for SMP (mobile) services would require Vésper to either obtain its own SMP license(s) or to enter into an arrangement with an SMP license holder whereby CDMA mobility at 1900MHz would be offered by the license holder utilizing Vésper’s up-banded infrastructure.

     On November 19, 2002, we won bids to acquire mobile licenses in the state of São Paulo (excluding São Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil (license Areas 2, 4, and 10, respectively). The new mobile licenses cover areas with a combined population in excess of 64 million people. The mobile licenses overlap with approximately 47% of Vésper’s existing fixed wireless service areas. None of the mobile licenses cover an area outside of Vésper’s current coverage areas. Two of three mobile licenses (areas 4 and 10) cover areas where there is currently no other CDMA operation, and thus are of strategic importance to us. Approximately $8 million of the approximate $82 million purchase price was paid in December 2002. The remaining Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation, payable in six equal annual installments starting in fiscal 2006. At June 29, 2003, the license obligation was approximately $95 million.

     On December 18, 2002, Vésper requested authorization for a secondary allocation for mobility pursuant to Regulation 314 and consistent with representations made to Vésper by Anatel in September 2002. The approval of such a request would allow Vésper to utilize its new/up-banded 1900MHz frequencies for full mobility and fixed services in the areas covered by the newly acquired SMP (mobile) licenses. On January 24, 2003, Anatel unexpectedly, and without explanation, denied Vésper’s request. Vésper sought administrative recourse by appealing the decision to Anatel’s Board of Directors, but on April 9, 2003, the Board of Anatel denied Vésper’s appeal based on a strict interpretation of the Request for Proposal (RFP) for the SMP bid, holding that the RFP required mobile services under the SMP license be provided utilizing 1800MHz frequencies. Subsequent to this denial, Vésper filed an administrative appeal with the Ministry of Communications. To date, neither a decision to hear the appeal nor a decision on the appeal has been made.

     We believe that the Anatel denial is arbitrary and without legal merit. We are considering our options, including a legal challenge to this decision. While we strongly believe in the merits of our position, we expect a legal challenge will take a significant amount of time to resolve, will be expensive and will not assure a favorable outcome. While such a legal challenge is ongoing, we believe Vésper will be denied the opportunity to compete and grow, given the uncertainties surrounding such a challenge and the significant impact on Vésper’s business. Continuing to provide or obtain the significant funding required to maintain existing operations during an extended period while this case is adjudicated is not feasible. Consequently, we are pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of, although a formal plan of disposal has not been approved by management.

     In the near term, as we develop this exit strategy, Vésper will continue to operate its existing fixed wireless and wireline network and its 1xEV-DO network covering metro São Paulo. We will continue to undertake significant cost cutting measures so as to preserve the value of the core assets and existing business while reducing cash expenditures. We are meeting with Vésper’s lenders and key suppliers and seeking financial relief under their contracts. Furthermore, we are pursuing accelerated discussions with various parties who may be interested in acquiring the Vésper business and properties. During May 2003, the Vésper Operating Companies failed to make interest and certain lease payments owed to six of their local bank creditors. As a result of these defaults, certain provisions in the bank loans and leases were triggered making all of the bank loans and certain leases callable. Those bank loans and leases have been reclassified and are presented on our balance sheet as current liabilities at June 29, 2003. We are working, in conjunction with Vésper, with the banks to structure arrangements which would, if implemented, provide for forbearance by the banks on payments under the loans and leases until a contemplated sale of Vésper could be effected. There is no certainty that such arrangements with the banks, or any such sale transaction, will be implemented. The Vésper Operating Companies were charged a 2% default penalty and are being charged an additional 1% interest rate per month on the amount in default until the default is cured.

     As a result of the actions by Anatel, and after an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, we recorded a $160 million impairment loss on our long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values. At June 29, 2003 the carrying values of assets and liabilities related to Vésper totaled $278 million and $291 million, respectively. We expect to recognize cumulative foreign currency translation losses, previously included in stockholders’ equity, as part of the gain or loss on a sale or other disposition of Vésper and/or its assets. The cumulative translation losses related to Vésper were approximately $49 million at June 29, 2003.

     If a formal plan of disposal by sale is approved, Vésper’s assets and liabilities will be classified as held for sale and presented separately in the asset and liability sections, respectively, on our balance sheet. Long-lived assets will be recorded at the lower of their carrying amounts or fair values less cost to sell, and depreciation and amortization of long-lived assets will cease. In addition, if we do not expect to have continuing involvement with Vésper after the sale, the results of Vésper’s operations for current and prior periods will be presented in our consolidated statement of operations as discontinued operations, net of tax, after net income from operations in the period in which the formal plan of disposal by sale is approved. If a formal plan of disposal other than by sale, such as an abandonment, is approved, Vésper’s long-lived assets will continue to be classified as held and used and depreciated until they are disposed of, however the estimated depreciable lives of the assets will be adjusted consistent with the plan. In addition, in the period in which Vésper’s assets are disposed of, the results of Vésper’s operations for current and prior periods will be reported in our consolidated statement of operations as discontinued operations.

     We have formally engaged an investment bank to assist in the sale of Vésper. Currently, we have not entered into any letters of intent or definitive agreements for a sale of Vésper, and any sale would ultimately be contingent upon receipt of necessary regulatory and other Brazilian government approvals. As part of any Vésper sale transaction, we may consider providing, contingent upon receipt of all necessary governmental approvals and actual closing of a sale transaction, “seller financing” to facilitate the prepayment of Vésper’s local bank debt at a discount and some interim funding through the regulatory approval process. The net cash amount we might provide in this regard could be approximately $40 million. However, we would expect to recover such outlays through the receipt of loan or lease payments from Vésper over time providing Vésper continues to operate. We may incur additional losses related to Vésper if we are not successful in realizing the estimated fair value of Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly.

     Pegaso Telecomunicaciones, S.A. de C.V.

     We had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans. On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. We used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. On March 31, 2003, Pegaso paid $4 million on the equipment loan facility. On June 13, 2003, Pegaso prepaid $281 million of the equipment loan facility, including accrued interest, in accordance with certain terms of the equipment loan facility. As a result of these transactions, finance receivables from Pegaso decreased by $663 million.

     At June 29, 2003, amounts outstanding, net of unearned interest and fees, under the Pegaso equipment loan facility were $180 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 29, 2002. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% through September 9, 2004, LIBOR plus 3% thereafter through September 9, 2007 and LIBOR plus 6% thereafter. We recognized $27 million and $39 million in interest income during the three months and nine months ended June 29, 2003, respectively, including $23 million of deferred interest income recorded as a result of the prepayment.

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

     Inquam Ltd

     In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. We provided the remaining $27 million under this equity commitment during the nine months ended June 29, 2003 and had no remaining equity funding commitment on that date.

     On March 26, 2003, we agreed to extend $25 million of bridge loan financing to Inquam. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. We provided $16 million in funding under the bridge loan during the three months ended June 29, 2003. We expect to fund the remaining $9 million bridge loan commitment through July 2003.

     On July 14, 2003, our Board of Directors approved an additional investment in Inquam, subject to certain conditions, including further investment by another existing investor in Inquam. We expect that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $30 million to $40 million in cash through the second half of calendar 2003.

     We use the equity method to account for our investment in Inquam. During the third quarter of fiscal 2003, we recorded an $11 million other-than-temporary impairment loss related to our investment in Inquam. The impairment loss was the difference between the carrying value of the investment and its estimated fair value. At June 29, 2003, our equity and debt investment in Inquam was $72 million, net of equity in losses and impairment. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found, or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

     Korea Telecom Freetel Co., Ltd.

     In fiscal 2000, we purchased 2,565,000 common shares of Korea Telecom Freetel Co., Ltd. (KTF), a wireless phone operator in South Korea, for $110 million and an $86 million zero coupon bond with warrants to purchase approximately 1,851,000 additional shares. During fiscal 2002, we exercised the warrants by tendering the bond as payment in full. We hold 4,416,000 common shares of KTF, representing a 2.3% interest, as of June 29, 2003. The fair value of the common shares was $95 million at June 29, 2003. During the first quarter of fiscal 2003, we determined that the decline in the market value of our investment in KTF was other than temporary. As a result, we recorded $55 million in other-than-temporary losses on marketable securities. In total, $88 million has been charged to earnings and $13 million to other comprehensive loss since the investment was made in fiscal 2000. The fair value of our investment in KTF was $13 million below its carrying amount at June 29, 2003.

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

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

     Total revenues for the third quarter of fiscal 2003 were $922 million compared to $771 million for the third quarter of fiscal 2002.

     Revenues from sales of equipment and services for the third quarter of fiscal 2003 were $683 million, compared to $575 million for the third quarter of fiscal 2002. Revenues from sales of equipment and services for the third quarter of fiscal 2003 included $30 million related to the consolidation of Vésper Holding, compared to $49 million in the third quarter of fiscal 2002. Revenues from sales of integrated circuits increased $152 million, primarily due to an increase in unit shipments of Mobile Station Modem (MSM) and accompanying radio frequency (RF) integrated circuits.

     Revenues from licensing and royalty fees for the third quarter of fiscal 2003 were $239 million, compared to $195 million for the third quarter of fiscal 2002. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees.

     Cost of equipment and services revenues for the third quarter of fiscal 2003 was $327 million, compared to $288 million for the third quarter of fiscal 2002. The increase primarily resulted from an increase in revenues from sales of equipment and services. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for the third quarter of fiscal 2003, compared to 50% in the third quarter of fiscal 2002. The margin percentage improvement in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total. Cost of equipment and services revenues for the third quarter of fiscal 2003 included $41 million related to the consolidation of Vésper Holding, compared to $51 million in the third quarter of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     For the third quarter of fiscal 2003, research and development expenses were $136 million or 15% of revenues, compared to $118 million or 15% of revenues for the third quarter of fiscal 2002. The dollar increase in research and development expenses was primarily due to a $21 million increase in costs related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1X/1xEV-DO, 1xEV-DV, GSM/GPRS, WCDMA and radioOne technologies, partially offset by a $2 million decrease in research and development spending in the QWI segment.

     For the third quarter of fiscal 2003, selling, general and administrative expenses were $117 million or 13% of revenues, compared to $152 million or 20% of revenues for the third quarter of fiscal 2002. The dollar decrease was primarily due to a $41 million decrease in Vésper expenses, including the effects of foreign currency fluctuations, and a $4 million decrease in marketing costs primarily related to tradeshows and corporate sponsorships, partially offset by a $10 million increase in employee related expenses. Selling, general and administrative expenses for the third quarter of fiscal 2003 included $2 million related to the consolidation of Vésper Holding, compared to $43 million in the third quarter of fiscal 2002.

     Amortization of goodwill and other acquisition-related intangible assets was $2 million for the third quarter of fiscal 2003, compared to $65 million in the third quarter of fiscal 2002. Starting in fiscal 2003, we no longer record goodwill amortization as a result of the adoption of FAS 142. Amortization in the third quarter of fiscal 2002 was primarily related to the acquisition of SnapTrack in March 2000.

     For the third quarter of fiscal 2003, asset impairment charges were $34 million. There were no asset impairment charges in the third quarter of fiscal 2002. During the third quarter of fiscal 2003, we recorded a $34 million impairment loss on our wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     For the third quarter of fiscal 2003, other operating income was $30 million, compared to other operating expenses of $9 million in the third quarter of fiscal 2002. Other operating income during the third quarter of fiscal 2003 resulted from $43 million of other income related to the transfer of a portion of the Auction Discount Voucher’s value to two wireless operators, offset by a $13 million charge related to the write down of a note receivable from an early stage CDMA wireless operator. Other operating expenses during the third quarter of fiscal 2002 resulted from the write down of a note receivable from an early stage CDMA wireless operator.

     Interest expense was $10 million for the third quarter of fiscal 2003, compared to $9 million for the third quarter of fiscal 2002. Interest expense was primarily related to the $205 million and $125 million long-term debt of Vésper Holding at June 29, 2003 and June 30, 2002, respectively.

     Net investment income was $44 million for the third quarter of fiscal 2003, compared to net investment expense of $184 million for the third quarter of fiscal 2002. The change was primarily comprised as follows (in millions):

	Three Months Ended

	June 29,	June 30,
	2003	2002	Change

Interest income:
Corporate	$29	$28	$1
QSI	31	3	28
Net realized gains (losses) on investments:
Corporate	10	1	9
QSI	18	(9)	27
Other-than-temporary losses on marketable securities	(1)	(168)	167
Other-than-temporary losses on other investments	(21)	(6)	(15)
Change in fair values of derivative investments	(1)	(27)	26
Minority interest in losses of consolidated subsidiaries	—	15	(15)
Equity in losses of investees	(21)	(21)	—

	$44	$(184)	$228

     The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The increase in QSI interest income was primarily the result of $23 million of deferred interest income recorded as a result of a prepayment on Pegaso debt facilities in fiscal 2003. The other-than-temporary losses on marketable securities during the third quarter of fiscal 2002 related to our investments in Leap Wireless. The increase in other-than-temporary losses on other investments is primarily related to an $11 million impairment of our investment in Inquam and a $9 million impairment of our investment in a development stage CDMA wireless operator. The change in fair values of derivative investments during the third quarter of fiscal 2002 primarily resulted from decreases in the price of Leap Wireless stock, which affected the fair values of our warrants to acquire Leap Wireless stock. Minority interest in losses of consolidated subsidiaries includes $15 million due to the consolidation of Vésper operating losses in the third quarter of fiscal 2002. There was no remaining minority interest obligation related to Vésper Holding at June 29, 2003.

     Income tax expense was $179 million for the third quarter of fiscal 2003 compared to an income tax benefit of $40 million for the third quarter of fiscal 2002. The annual effective tax rate is estimated to be 45% for fiscal 2003, compared to the 27% annual effective tax rate recorded during the third quarter of fiscal 2002. The estimated annual effective tax rate changed in the third quarter of fiscal 2003 from the 43% annual effective tax rate estimated in the second quarter of fiscal 2003, resulting in a 48% effective tax rate in the third quarter of fiscal 2003. The estimated annual effective tax rate for fiscal 2003 is higher than the U.S. federal statutory rate due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The actual effective tax rate for fiscal 2002 was 22%. The primary difference between the expected 2003 tax rate and the actual 2002 tax rate is that 2002 included the reversal of a deferred tax valuation allowance that was previously charged to expense, partially offset by the impact of nondeductible goodwill amortization.

     We removed the valuation allowance on substantially all of our U.S. deferred tax assets during the second quarter of fiscal 2003 since we now believe that we will have sufficient taxable income after stock option deductions to utilize these deferred tax assets. The removal of the valuation allowance was accounted for as an increase to stockholders’ equity. We continue to provide a valuation allowance on substantially all of our foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. We also provide a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization for tax purposes. If capital losses are utilized and any portion of the $54 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002

     Total revenues for the first nine months of fiscal 2003 were $3,062 million, compared to $2,166 million for the first nine months of fiscal 2002. Revenues from Samsung, LG Electronics, Motorola and Kyocera, customers of both QCT and QTL, comprised an aggregate of 18%, 13%, 13% and 9% of total consolidated revenues, respectively, in the first nine months of fiscal 2003, as compared to 16%, 11%, 6% and 14%, respectively, in the first nine months of fiscal 2002. The percentages for Kyocera included 1% and 4% in the first nine months of fiscal 2003 and 2002, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement with Kyocera expired in February 2003.

     Revenues from sales of equipment and services for the first nine months of fiscal 2003 were $2,330 million, compared to $1,569 million for the first nine months of fiscal 2002. Revenues from sales of equipment and services for the first nine months of fiscal 2003 included $85 million related to the consolidation of Vésper Holding compared to $91 million in the first nine months of fiscal 2002. Revenues from sales of integrated circuits increased $809 million, primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits.

     Revenues from licensing and royalty fees for the first nine months of fiscal 2003 were $732 million, compared to $597 million for the first nine months of fiscal 2002. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees.

     Cost of equipment and services revenues for the first nine months of fiscal 2003 was $1,097 million, compared to $825 million for the first nine months of fiscal 2002. The increase primarily resulted from an increase in revenues from sales of equipment and services. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first nine months of fiscal 2003, compared to 53% in the first nine months of fiscal 2002. The margin percentage improvement in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total. Cost of equipment and services revenues for the first nine months of fiscal 2003 included $118 million related to the consolidation of Vésper Holding, as compared to $133 million for the first nine months of fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     For the first nine months of fiscal 2003, research and development expenses were $380 million or 12% of revenues, compared to $342 million or 16% of revenues for the first nine months of fiscal 2002. The dollar increase in research and development expenses was primarily due to a $53 million increase in costs related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1X/1xEV-DO, 1xEV-DV, GSM/GPRS, WCDMA and radioOne technologies, partially offset by an $11 million reduction in research and development efforts supporting the QWI segment and a $3 million reduction of support efforts related to the Globalstar business.

     For the first nine months of fiscal 2003, selling, general and administrative expenses were $401 million or 13% of revenues, compared to $377 million or 17% of revenues for the first nine months of fiscal 2002. The dollar increase was primarily due to a $19 million increase in employee expenses, an $7 million increase in depreciation and amortization and a $7 million increase in marketing and support efforts related to the BREW product, partially offset by a $20 million decrease in Vésper expenses, including the effects of foreign currency fluctuations. Selling, general and administrative expenses for the first nine months of fiscal 2003 included $49 million related to the consolidation of Vésper Holding, compared to $69 million in the first nine months of fiscal 2002.

     Amortization of goodwill and other acquisition-related intangible assets was $6 million for the first nine months of fiscal 2003, compared to $192 million in the first nine months of fiscal 2002. Starting in fiscal 2003, we no longer record goodwill amortization as a result of the adoption of FAS 142. Amortization in the first nine months of fiscal 2002 was primarily related to the acquisition of SnapTrack in March 2000.

     For the first nine months of fiscal 2003, asset impairment charges were $194 million. There were no asset impairment charges in the first nine months of fiscal 2002. Asset impairment charges during the first nine months of fiscal 2003 were comprised of a $160 million impairment loss on long-term assets related to Vésper and a $34 million impairment loss on our wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     For the first nine months of fiscal 2003, other operating income was $30 million, compared to other operating expenses of $9 million in the first nine months of fiscal 2002. Other operating income during the first nine months of fiscal 2003 resulted from $43 million of other income related to the transfer of a portion of the Auction Discount Voucher’s value to two wireless operators, offset by a $13 million charge related to the write down of a note receivable from an early stage CDMA wireless operator. Other operating expenses during the first nine months of fiscal 2002 resulted from the write down of a note receivable from an early stage CDMA wireless operator.

     Interest expense was $21 million for the first nine months of fiscal 2003, compared to $17 million for the first nine months of fiscal 2002. Interest expense was primarily related to the $205 million and $125 million long-term debt of Vésper at June 29, 2003 and June 30, 2002, respectively.

     Net investment expense was $19 million for the first nine months of fiscal 2003 compared to $171 million for the first nine months of fiscal 2002. The change was primarily comprised as follows (in millions):

	Nine Months Ended

	June 29,	June 30,
	2003	2002	Change

Interest income:
Corporate	$83	$75	$8
QSI	45	21	24
Net realized gains (losses) on investments:
Corporate	16	3	13
QSI	23	(4)	27
Other-than-temporary losses on marketable securities	(74)	(170)	96
Other-than-temporary losses on other investments	(38)	(14)	(24)
Change in fair values of derivative investments	(1)	(56)	55
Minority interest in losses of consolidated subsidiaries	37	34	3
Equity in losses of investees	(110)	(60)	(50)

	$(19)	$(171)	$152

     The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The increase in QSI interest income was primarily the result of $23 million of deferred interest income recorded as a result of a prepayment on Pegaso debt facilities in fiscal 2003. The other-than-temporary losses on marketable securities during the first nine months of fiscal 2003 primarily related to a $55 million impairment of our investment in KTF and a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. The increase in other-than-temporary losses on other investments is primarily related to an $11 million impairment of our investment in Inquam and a $9 million impairment of our investment in a development stage CDMA wireless operator. The change in fair values of derivative investments during the first nine months of fiscal 2002 primarily resulted from movements in the price of Leap Wireless stock, which affected the fair values of our warrants to acquire Leap Wireless stock. Equity in losses of investees primarily increased due to a $45 million increase in our equity in losses incurred by Inquam and an $8 million increase in our equity in losses incurred by VeloCom.

     Income tax expense was $439 million for the first nine months of fiscal 2003 compared to $63 million for the first nine months of fiscal 2002. The annual effective tax rate is estimated to be 45% for fiscal 2003, compared to the 27% annual effective tax rate recorded during the first nine months of fiscal 2002. The estimated annual effective tax rate for fiscal 2003 is higher than the U.S. federal statutory rate due to state taxes and net capital losses for which no tax benefit is recorded, partially offset by the benefit of research tax credits and foreign earnings taxed at less than the U.S. federal rate. The actual effective tax rate for fiscal 2002 was 22%. The primary difference between the expected 2003 tax rate and the actual 2002 tax rate is that 2002 included the reversal of a deferred tax valuation allowance that was previously charged to expense, partially offset by the impact of nondeductible goodwill amortization.

     We removed the valuation allowance on substantially all of our U.S. deferred tax assets during the second quarter of fiscal 2003 since we now believe that we will have sufficient taxable income after stock option deductions to utilize these deferred tax assets. The removal of the valuation allowance was accounted for as an increase to stockholders’ equity. We continue to provide a valuation allowance on substantially all of our foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations. We also provide a valuation allowance on all net capital losses generated after September 29, 2002 because of uncertainty regarding their realization for tax purposes. If capital losses are utilized and any portion of the $54 million valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

Our Segment Results for the Third Quarter and First Nine Months of Fiscal 2003 Compared to the Third Quarter and First Nine Months of Fiscal 2002

     The following should be read in conjunction with the third quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QUALCOMM CDMA Technologies Segment (QCT)

     QCT segment revenues for the third quarter of fiscal 2003 were $557 million, compared to $404 million for the third quarter of fiscal 2002. Earnings before taxes for the third quarter of fiscal 2003 were $163 million, compared to $118 million for the third quarter of fiscal 2002. QCT’s operating margin percentage was 29% in the third quarter of fiscal 2003, compared to 28% in the third quarter of fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits. Approximately 23 million MSM integrated circuits were sold during the third quarter of fiscal 2003, compared to approximately 16 million for the third quarter of fiscal 2002. Research and development and selling, general and administrative expenses were $18 million higher and $5 million higher, respectively, for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 primarily due to increased investment in new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1X/1xEV-DO, 1xEV-DV, GSM/GPRS, WCDMA and radioOne technologies. The increase in operating margin percentage in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 was primarily related to the 38% increase in revenue as compared to the 20% increase in research and development and selling, general and administrative expenses. QCT inventories were $81 million at June 29, 2003, representing a decrease of 29% from the prior quarter. Inventory was higher at March 30, 2003 due to the timing of shipments from our suppliers and to accommodate timing of shipments to customers within the third quarter.

     QCT segment revenues for the first nine months of fiscal 2003 were $1,920 million, compared to $1,107 million for the first nine months of fiscal 2002. Earnings before taxes for the first nine months of fiscal 2003 were $675 million, compared to $282 million for the first nine months of fiscal 2002. QCT’s operating margin percentage was 35% in the first nine months of fiscal 2003, compared to 25% in the first nine months of fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits. Approximately 79 million MSM integrated circuits were sold during the first nine months of fiscal 2003, compared to approximately 45 million for the first nine months of fiscal 2002. Research and development and selling, general and administrative expenses were $33 million higher and $14 million higher, respectively, for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 primarily associated with new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1X/1xEV-DO, 1xEV-DV, GSM/GPRS, WCDMA and radioOne technologies. The lower operating margin percentage in the third quarter of fiscal 2003 of 29% as compared to 35% in the first nine months of fiscal 2003 was primarily related to lower revenue in the third quarter of fiscal 2003 as compared to the average quarterly revenue in the first nine months of fiscal 2003. The increase in operating margin percentage in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 was primarily related to the 73% increase in revenue as compared to the 14% increase in research and development and selling, general and administrative expenses. QCT inventories were $81 million at June 29, 2003, representing a 60% increase from September 29, 2002, primarily as a result of anticipated future demand for 1X products.

     QUALCOMM Technology Licensing Segment (QTL)

     QTL segment revenues for the third quarter of fiscal 2003 were $242 million, compared to $199 million for the third quarter of fiscal 2002. Royalty revenues from third party licensees were $203 million in the third quarter of fiscal 2003, compared to $168 million in the third quarter of fiscal 2002. Revenues from license fees were $15 million in the third quarter of fiscal 2003, compared to $14 million in the third quarter of fiscal 2002. Royalty revenues include an estimate of royalties that have been earned, but will not be reported by our licensees to us until the following quarter. Once royalty reports are received from the licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received, usually the following quarter. Royalties for the third quarter of fiscal 2003 included $135 million in estimated royalties and $23 million in royalties earned in the second quarter of fiscal 2003. By comparison, royalties for the third quarter of fiscal 2002 included $127 million in estimated royalties and $6 million in royalties earned in the second quarter of fiscal 2002. Earnings before taxes for the third quarter of fiscal 2003 were $218 million, compared to $174 million for the third quarter of fiscal 2002. QTL’s operating margin percentage was 90% in the third quarter of fiscal 2003, compared to 88% in the third quarter of fiscal 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During the third quarter of fiscal 2003 and 2002, we recognized $1 million and $2 million, respectively, in revenue related to equity received as consideration for license fees.

     QTL segment revenues for the first nine months of fiscal 2003 were $758 million, compared to $604 million for the first nine months of fiscal 2002. Royalty revenues from third party licensees were $631 million in the first nine months of fiscal 2003, compared to $517 million in the first nine months of fiscal 2002. Revenues from license fees were $44 million in the first nine months of fiscal 2003, compared to $40 million in the first nine months of fiscal 2002. Royalties for the first nine months of fiscal 2003 included $135 million in estimated royalties and $17 million in royalties earned in the fourth quarter of fiscal 2002. By comparison, royalties for the first nine months of fiscal 2002 included $127 million in estimated royalties and $24 million in royalties earned in the fourth quarter of fiscal 2001. Earnings before taxes for the first nine months of fiscal 2003 were $684 million, compared to $535 million for the first nine months of fiscal 2002. QTL’s operating margin percentage was 90% in the first nine months of fiscal 2003, compared to 89% in the first nine months of fiscal 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During the first nine months of both fiscal 2003 and 2002, we recognized $4 million in revenue related to equity received as consideration for license fees.

     QUALCOMM Wireless & Internet Segment (QWI)

     QWI segment revenues for the third quarter of fiscal 2003 were $114 million, compared with $110 million for the third quarter of fiscal 2002. Earnings before taxes for the third quarter of fiscal 2003 were $6 million, compared to losses before taxes of $3 million for the third quarter of fiscal 2002. QWI’s operating margin was 5% in the third quarter of fiscal 2003, compared to negative 4% in the third quarter of fiscal 2002. The increase in earnings before taxes and improvement in operating margin were primarily due to a $6 million increase in QWBS gross margin, resulting from an increase in messaging services with higher margins and lower product support costs. We shipped approximately 8,400 OmniTRACS and other related communications systems during the third quarter of fiscal 2003, compared to approximately 12,000 in the third quarter of fiscal 2002. The majority of equipment sales revenue recorded by QWBS is recognized ratably over five years. Starting in the fourth quarter of fiscal 2003, we will recognize revenue from these sales at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later, as a result of the adoption of the Emerging Issues Task Force (EITF) Issue No. 00-21. See Future Accounting Requirements.

     QWI segment revenues for the first nine months of fiscal 2003 were $342 million, compared to $329 million for the first nine months of fiscal 2002. Earnings before taxes for the first nine months of fiscal 2003 were $17 million, compared to losses before taxes of $8 million for the first nine months of fiscal 2002. QWI’s operating margin was 5% in the first nine months of fiscal 2003, compared to negative 3% in the first nine months of fiscal 2002. Revenues increased primarily due to an $8 million increase in software development and services revenues related to our QChat and BREW products and a $5 million increase in QWBS revenue. The increase in earnings before taxes and improvement in operating margin were primarily due to a $22 million increase in QWBS gross margin, primarily resulting from an increase in messaging services with higher margins, lower product support costs and the effect of a $5 million release of warranty reserves resulting from the substantial completion of a QWBS warranty program, and an $11 million decrease in research and development spending, partially offset by a $5 million increase in selling, general and administrative expenses. We shipped approximately 27,400 OmniTRACS and other related communications systems during the first nine months of fiscal 2003, compared to approximately 30,900 during the first nine months of fiscal 2002.

     QUALCOMM Strategic Initiatives (QSI)

     QSI segment revenues for the third quarter of fiscal 2003 were $30 million, compared to $49 million in the third quarter of fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for the third quarter of fiscal 2003 were $28 million, compared to $285 million for the third quarter of fiscal 2002. During the third quarter of fiscal 2003, we recorded a $34 million impairment loss on our wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. During the third quarter of fiscal 2003, we recorded a $20 million loss, net of minority interest, due to the consolidation of Vésper Holding, as compared with a $35 million loss, net of minority interest, due to the consolidation of Vésper Holding and $7 million of equity in losses of VeloCom in the third quarter of fiscal 2002. We also recorded a $7 million increase in our equity in losses incurred by Inquam and a $15 million increase in other-than-temporary losses on other securities, primarily related to our investment in Inquam and a development stage CDMA wireless operator, offset by a $166 million decrease in other-than-temporary losses on marketable securities and a $26 million increase in the change in fair values of derivative investments, during the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. The other-than-temporary losses on marketable securities during the third quarter of fiscal 2002 related to our investments in Leap Wireless.

     QSI segment revenues for the first nine months of fiscal 2003 were $86 million, compared to $92 million in the first nine months of fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for the first nine months of fiscal 2003 were $406 million, compared to $409 million for the first nine months of fiscal 2002. During the first nine months of fiscal 2003, we recorded a $212 million loss, net of minority interest, due to the consolidation of Vésper Holding and $24 million of equity in losses of VeloCom, as compared with an $88 million loss, net of minority interest, due to the consolidation of Vésper Holding and $23 million of equity in losses of VeloCom and the Vésper Operating Companies (pre-acquisition) in the first nine months of fiscal 2002. We also recorded a $45 million increase in our equity in losses incurred by Inquam and a $24 million increase in other-than-temporary losses on other investments, partially offset by a $96 million decrease in other-than-temporary losses on marketable securities and a $54 million decrease in the change in fair values of derivative investments, during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $5.0 billion at June 29, 2003, an increase of $1.8 billion from September 29, 2002. The increase during the first nine months of fiscal 2003 was primarily the result of $1.3 billion in cash provided by operating activities, $662 million in net payments received on finance receivables, mainly comprised of payments from Pegaso, $133 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, $118 million in net marketable securities purchases pending cash settlement and a $63 million increase in the fair value of marketable securities, partially offset by $186 million in capital expenditures, $158 million in net repurchases of our common stock, $79 million in dividend payments, $34 million in cash used for other investments, $13 million in net issuances on notes, primarily comprised of loans to Inquam, and $12 million in net payments of Vésper related bank loans and capital lease obligations. The current ratio increased from 5.8 at September 29, 2002 to 6.9 at June 29, 2003 primarily as a result of the effect of cash provided by operations and the reversal of our valuation allowance on our U.S. deferred tax assets.

     Accounts receivable increased by 16% during the third quarter of fiscal 2003. The increase in accounts receivable was primarily due to the timing of cash receipts for royalty receivables and integrated circuit receivables, partially offset by lower revenues compared to the prior quarter. Days sales outstanding on a consolidated basis were 57 days at June 29, 2003, compared to 43 days at March 30, 2003. The change in days sales outstanding reflects a decrease in cash receipts consistent with the decrease in sales from the previous quarter.

     In February 2003, our Board of Directors authorized the expenditure of up to $1 billion to repurchase shares of our common stock over a two year period. During the nine months ended June 29, 2003, we bought 4,915,000 shares at an aggregate cost of $166 million. At June 29, 2003, $834 million remains to be expended under the Board’s authorization. Repurchased shares are retired upon repurchase. In connection with our stock repurchase program, we sold put options in March 2003 that required us to purchase three million shares of our common stock upon exercise. All of these written put options expired unexercised. We recorded $7 million in premiums received for the put options as additions to paid-in capital. We declared dividends totaling approximately $40 million or $0.05 per share during the three months ended June 29, 2003.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements, including our stock repurchase program, dividends, investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreement with Ericsson, financing under agreements with CDMA telecommunications carriers, and other commitments. We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products and solutions. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

     At June 29, 2003, our outstanding commitments included (in millions):

Long-term financing under Ericsson arrangement	$464
Inquam	9
Equity investments	28

Total debt and equity commitments	501
Operating leases	137
Long-term purchase commitments	103
Other	1

$742

     We have formally engaged an investment bank to assist in the sale of Vésper. Currently, we have not entered into any letters of intent or definitive agreements for a sale of Vésper, and any sale would ultimately be contingent upon receipt of necessary regulatory and other Brazilian government approvals. As part of any Vésper sale transaction, we may consider providing, contingent upon receipt of all necessary governmental approvals and actual closing of a sale transaction, “seller financing” to facilitate the prepayment of Vésper’s local bank debt at a discount and some interim funding through the regulatory approval process. The net cash amount we might provide in this regard could be approximately $40 million. However, we would expect to recover such outlays through the receipt of loan or lease payments from Vésper over time providing Vésper continues to operate.

     On July 14, 2003, our Board of Directors approved an additional investment in Inquam, subject to certain conditions, including further investment by another existing investor in Inquam.

     Information regarding our operating leases and long-term purchase commitments at June 29, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Commitments and Contingencies.”

     Commitments to extend long-term financing to certain CDMA customers of Ericsson totaled approximately $464 million at June 29, 2003. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. Such financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts. We no longer have commitments to provide additional long-term financing to Pegaso under our arrangements with Ericsson.

     Information regarding our other financial commitments at June 29, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Captions, Note 3 – Investments in Other Entities and Note 7 – Commitments and Contingencies.”

Future Accounting Requirements

     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. Beginning with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” in the fourth quarter of fiscal 2001, and retroactive to the first quarter of fiscal 2001, until prior to the fourth quarter of fiscal 2003, we recognized revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products by our QWBS division (Note 8) ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years. SAB 101 required the ratable recognition of these sales because the messaging service is considered integral to the functionality of the hardware and software. Because EITF Issue No. 00-21 does not require the deferral of revenue when an undelivered element is considered integral to the functionality of a delivered element, we will recognize revenues and expenses from such sales starting in the fourth quarter of fiscal 2003 at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. We have elected to adopt EITF Issue No. 00-21 prospectively for revenue arrangements entered into after the third quarter of fiscal 2003, rather than reporting the change in accounting as a cumulative-effect adjustment. Deferred revenues and expenses related to the historical QWBS sales that will continue to be amortized in future periods were $205 million and $114 million, respectively, at June 29, 2003. Gross margin related to these sales is expected to be recognized as follows: $11 million for the remainder of fiscal 2003, $36 million in fiscal 2004, $24 million in fiscal 2005, $13 million in 2006, $6 million in 2007 and $1 million in fiscal 2008. We do not expect the adoption of EITF Issue No. 00-21 to otherwise materially affect our financial statements.

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities. For those arrangements entered into prior to January 31, 2003, we are required to adopt the provisions of FIN 46 at the beginning of the fourth quarter of fiscal 2003. We are in the process of determining the effect, if any, the adoption of FIN 46 will have on our financial statements.

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

     We provide significant financing to CDMA wireless operators to promote the worldwide adoption of CDMA products and services. Due to financial and competitive challenges facing CDMA wireless operators, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Many domestic and international CDMA wireless operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these wireless operators. Certain wireless operators to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such write-downs or defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign wireless operators that we finance. These spectrum licenses initially may constitute the primary asset of the wireless operators. The amount of financing that we currently are providing and that we expect to provide in the future is substantial. See “Notes to Condensed Consolidated Financial Statements, Note 3 – Investments in Other Entities.” If we are unable to recover our investments in or loans to these wireless operators, our financial condition may be harmed.

Our financial condition may be harmed if we are not successful in realizing the estimated fair value for Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly.

     We own Vésper Holding, which owns two CDMA wireless operators in Brazil, (collectively, Vésper). See “Notes to Condensed Consolidated Financial Statements, Note 9 – Acquisitions.” Vésper continues to incur operating losses and negative cash flows from operations. As a result of negative events related to Vésper’s regulatory situation, we are pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of, although a formal plan of disposal has not been approved by management. In the near term, as we develop this exit strategy, Vésper will continue to operate its existing fixed wireless and wireline network.

     After an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, we recorded a $160 million impairment loss on our long-lived assets related to Vésper during the second quarter of fiscal 2003. During May 2003, the Vésper Operating Companies failed to make interest and certain lease payments owed to six of their local bank creditors. As a result of these defaults, certain provisions in the bank loans and leases were triggered making all of the bank loans and certain leases callable. Those bank loans and leases have been reclassified and are presented on our balance sheet as current liabilities at June 29, 2003. We are working, in conjunction with Vésper, with the banks to structure arrangements which would, if implemented, provide for a forbearance by the banks on payments under the loans and leases until a contemplated sale of Vésper could be effected. There is no certainty that such arrangements with the banks, or any such sale transaction, will be implemented.

     We have formally engaged an investment bank to assist in the sale of Vésper. Currently, we have not entered into any letters of intent or definitive agreements for a sale of Vésper, and any sale would ultimately be contingent upon receipt of necessary regulatory and other Brazilian government approvals. As part of any Vésper sale transaction, we may consider providing, contingent upon receipt of all necessary governmental approvals and actual closing of a sale transaction, “seller financing” to facilitate the prepayment of Vésper’s local bank debt at a discount and some interim funding through the regulatory approval process. The net cash amount we might provide in this regard could be approximately $40 million. However, we would expect to recover such outlays through the receipt of loan or lease payments from Vésper over time providing Vésper continues to operate. We expect to realize cumulative foreign currency translation losses, previously included in stockholders' equity, as part of the gain or loss on a sale or other disposition of Vésper. The cumulative translation losses related to Vésper were approximately $49 million at June 29, 2003. We may incur additional losses related to Vésper if we are not successful in realizing the estimated fair value of Vésper’s assets upon their sale or other disposition or if we are unable to effect a sale or other disposition of Vésper and/or its assets quickly.

     Additional risks and uncertainties specific to Vésper include risks associated with:

•	the ability of local bank creditors to call Vésper’s bank loans and certain lease obligations;

•	the liquidity and fair market value of the assets, which may be diminished in an expedited sale/disposition process;

•	continuing regulatory uncertainty and further adverse rulings, and uncertainty of success on any related legal challenges, increasing risk and reducing our ability to execute an orderly and fair market disposition;

•	additional operating costs associated with a sale/disposition process;

•	the inability to retain key employees during the sale/disposition process;

•	the inability to maintain certain services, and quality of service levels during or prior to any sale/disposition arrangement that may lead to increased pressure related to regulatory compliance;

•	the inability to secure immediate financial relief in the form of adjustments in current key contracts and/or loan provisions that may lead to reduced valuations.

We have a significant equity method investment in Inquam Limited (Inquam). Our financial condition may be harmed if Inquam is not successful.

     We agreed to invest $200 million in the convertible preferred shares of Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-

based technology, primarily in Europe. We provided the remaining $27 million under this equity commitment during the nine months ended June 29, 2003. We had no remaining equity funding commitment on that date.

     On March 26, 2003, we agreed to extend $25 million of bridge loan financing to Inquam, of which $16 million was funded during the third quarter of fiscal 2003. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. We expect to fund our remaining $9 million bridge loan commitment through July 2003.

     On July 14, 2003, our Board of Directors approved an additional investment in Inquam, subject to certain conditions, including further investment by another existing investor in Inquam. We expect that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $30 million to $40 million in cash through the second half of calendar 2003.

     We use the equity method to account for our investment in Inquam. During the third quarter of fiscal 2003, we recorded an $11 million other-than-temporary impairment loss related to our investment in Inquam. The impairment loss was the difference between the carrying value of the investment and its estimated fair value. At June 29, 2003, our equity and debt investment in Inquam was $72 million, net of equity in losses and impairment. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If new investors cannot be found, or should existing investors decide not to provide additional funding, or if Inquam does not promptly meet certain operational milestones, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Our four largest customers as of June 29, 2003 accounted for 53% and 48% of consolidated revenues in the first nine months of fiscal 2003 and 2002, respectively. The loss of any one of our major customers or licensees could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

     QCT Segment

     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	widespread illness;

•	normal systemic fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	the rate of deployment of new technology by the network operators and the rate of adoption of new technology by end consumers.

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

We derive a substantial majority of our revenues from sales outside the United States, and numerous factors related to international business activities subject us to risks that could reduce the demand for our licensees’ products or our products, negatively affecting our operating results.

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

     Consolidated revenues from international customers as a percentage of total revenues were 79% in the first nine months of fiscal 2003 and 69% in the first nine months of fiscal 2002. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	unexpected changes in legal or regulatory requirements;

•	difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

•	our inability to succeed in significant foreign markets, such as China or India;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investment and loans.

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. During the first nine months of fiscal 2003, 45% and 15% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 18% during the first nine months of fiscal 2002, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. The wireless market in China represents a significant growth opportunity for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had approximately 11 million subscribers in May 2003. If China Unicom or the government of China make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China, our business could be harmed.

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

     We maintain strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative investments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. Available-for-sale equity securities and derivative investments recorded at fair value subject us to equity price risk. The fair market values of these securities and derivative investments are subject to significant market price volatility and, in general, suffered significant decreases in market value during fiscal 2002 and 2001. In addition, the realizable value of these securities and derivative investments is subject to market and other conditions. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We also make strategic investments in privately-held companies, including early stage companies, venture funds or incubators. These investments are recorded at cost or under the equity method, but the recorded values may be written down due to changes in the companies’ conditions or prospects. Our strategic investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Captions, and Note 3 – Investments in Other Entities” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

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

     In addition, one or more of our manufacturers may obtain licenses from us to manufacture CDMA integrated circuits that compete with our products. In this event, the manufacturer could elect to allocate scarce components and manufacturing capacity to their own products and reduce deliveries to us. In the event of a loss of or a decision to change a key third-party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers.

     QWI Segment

     Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, OmniExpress and OmniOne products. These third parties include companies such as Tyco International (M/A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., Andrew Corporation, American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Seavey Engineering Associates, Symbol Technologies, Navman NZ, Thomson-Airpax Mechatronics, Eagle-Picher Industries and Sony/Ericsson. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

     This competition may result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally result in reduced royalties. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

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

     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Average selling prices for our customers’ products may be denominated in local currencies, and declines in local currency values may adversely affect future royalty revenue.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Our trade receivables are generally United States dollar denominated. Any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Foreign CDMA wireless operators to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

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

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1X/1xEV-DO, 1xEV-DV, GSM/GPRS, WCDMA and GPS position location technologies. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. We cannot assure you that the revenues generated from these products will meet our expectations.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Annual Interest Rate

(Dollars in millions)

	Remainder						No Single
	of 2003	2004	2005	2006	2007	Thereafter	Maturity	Total	Fair Value

June 29, 2003:
Fixed income securities	$275	$519	$708	$677	$146	$425	$467	$3,217	$3,220
Interest rate	1.9%	2.7%	2.1%	2.4%	3.6%	7.3%	3.3%
Finance receivables:
Fixed rate	$2	$3	$2	$1	$—	$2	$—	$10	$8
Interest rate	8.5%	8.0%	8.0%	8.0%	8.0%	0.0%
Variable rate (LIBOR)	$—	$—	$—	$49	$65	$82	$—	$196	$190
Margin over LIBOR				5.1%	5.3%	4.5%

							No Single
	2003	2004	2005	2006	2007	Thereafter	Maturity	Total	Fair Value

September 29, 2002:
Fixed income securities	$295	$548	$209	$61	$51	$230	$296	$1,690	$1,692
Interest rate	4.1%	3.6%	3.7%	4.8%	6.4%	9.3%	4.0%
Finance receivables:
Fixed rate	$392	$2	$1	$—	$—	$148	$—	$543	$533
Interest rate	0.5%	8.9%	8.0%			0.3%
Variable rate (LIBOR)	$—	$—	$—	$85	$113	$141	$—	$339	$293
Margin over LIBOR				5.9%	6.1%	5.6%

     We consolidate all assets and liabilities of the Vésper Operating Companies. During the first quarter of fiscal 2003, the Vésper Operating Companies acquired wireless licenses for $82 million. After our initial $8 million payment, the remaining Brazilian real-denominated obligation financed by the Brazilian government totaled $95 million at June 29, 2003. We will make annual payments of $12 million per year starting in fiscal 2006, until the obligation is fully repaid. The debt bears interest at 12%, plus an adjustment for inflation.

     During May 2003, the Vésper Operating Companies failed to make interest and certain lease payments owed to six of their local bank creditors. As a result of these defaults, certain provisions in the bank loans and leases were triggered making all of the bank loans and certain leases callable. Those bank loans and leases have been reclassified and are presented on our balance sheet as current liabilities at June 29, 2003. The interest rates on the non-default amount remained unchanged, however the Vésper Operating Companies were charged a 2% default penalty on the amount in default and are being charged an additional 1% per month on the defaulted amount until the default is cured.

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

     We hold marketable securities and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $176 million at June 29, 2003 from $155 million at September 29, 2002. As of June 29, 2003, one equity position constituted approximately 54% of the fair value of the marketable securities portfolio. The recorded value of derivative investment assets, mainly comprised of warrants, subject to FAS 133 at June 29, 2003 was $1 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

     At June 29, 2003, there have been no other material changes to the market risks described at September 29, 2002. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A review of the Company’s current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements – Note 7 – Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper São Paulo S.A., Vésper S.A., Vésper Holding São Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper São Paulo Cayman and Vésper Holding, Ltd. (1)

2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd. (1)

3.5	Restated Certificate of Incorporation. (2)

3.6	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.7	Certificate of Designation of Preferences. (2)

3.8	Bylaws. (2)

3.9	Amendment of the Bylaws. (2)

99.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2003.

Reports on Form 8-K

Report on Form 8-K dated April 23, 2003, containing the April 23, 2003 Press Release by QUALCOMM Incorporated related to its announcement of second quarter fiscal 2003 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/S/ WILLIAM E. KEITEL

William E. Keitel
Senior Vice President and
Chief Financial Officer

Dated: July 23, 2003

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant, and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Dated: July 23, 2003

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant, and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Dated: July 23, 2003

/s/ William E. Keitel

William E. Keitel,
Chief Financial Officer