Form 10-K
period 2003-09-28
QUALCOMM INC/DE
filed 2003-11-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2003

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

Registrant’s telephone number, including area code: (858) 587-1121

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

YES [X]  NO [  ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2003 was $28,304,176,988.*

     The number of shares outstanding of the registrant’s common stock was 800,070,897 as of November 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2003.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 28, 2003. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

PART I
Item 1. Business
Overview
Wireless Telecommunications Industry Overview
The Evolution of Wireless Standards
Operating Segments
Research and Development
Sales and Marketing
Competition
Patents, Trademarks and Trade Secrets
Employees
Available Information
Executive Officers
Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT 2.5
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 28, 2003
Index

TRADEMARKS AND TRADE NAMES

     QUALCOMM®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniOne®, GlobalTRACS™, TruckMAIL™, OmniExpress®, Eudora®, QCP-®, QCT®, MSM™, CSM™, MSM3000®, MSM5000™, MSM5100™, MSM5500™, MSM6000™, MSM6050™, MSM6100™, MSM6150™, MSM6200™, MSM6250™, MSM6300™, MSM6500™, MSM6550™, MSM6700™, MSM6800™, CSM5000®, CSM6700™, CSM6800™ gpsOne™, SnapTrack®, BREW®, BREW SDK®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, Launchpad™, QCHAT® and WIRELESS KNOWLEDGE® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Digital Media, QDM, QUALCOMM Internet Services, QIS, QUALCOMM Consumer Products, QCP, QUALCOMM Strategic Initiatives, QSI and SnapTrack are trade names of QUALCOMM Incorporated.

     cdmaOne® is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered trademark and certification mark of the Telecommunications Industry Association. Globalstar™ is a trademark and service mark of Globalstar, L.P., and Globalstar® is a trademark of Loral Qualcomm Satellite Services, Inc.

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

     We were incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52 week fiscal years consist of four equal quarters of 13 weeks each, and our 53 week fiscal years consist of three 13 week quarters and one 14 week quarter. The financial results for our 53 week fiscal years and our 14 week fiscal quarters will not be exactly comparable to our 52 week fiscal years and our 13 week fiscal quarters. For presentation purposes, all fiscal periods presented or discussed in this report have been presented as ending on September 30. For example, our 2003 fiscal year ended on September 28, 2003, but we present our 2003 fiscal year as ending on September 30, 2003.

Overview

     In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the three main technologies currently used in digital wireless communications networks. CDMA and the two other main digital wireless communications technologies, TDMA (which stands for Time Division Multiple Access) and GSM (which is a form of TDMA and stands for Global System for Mobile Communications) are the digital technologies used to transmit a wireless phone user’s voice or data over radio waves using the wireless phone operator’s network. CDMA works by converting speech into digital information, which is then transmitted in the form of a radio signal over the phone network. These digital wireless phone networks are complete phone systems comprised primarily of base stations, or “cells,” which are geographically placed throughout a service or coverage area. Once communication between a wireless phone user and a base station is established, the system detects the movement of the wireless phone user and the communication is handed off to another base station, or cell, as the wireless phone user moves throughout the service area.

     Because we led the development of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, that we license to other companies and integrate into our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a license from us.

     There are currently four versions of CDMA technology recognized worldwide as public wireless standards. The version known as cdmaOne is currently in use by most CDMA-based mobile phone networks. Newer versions of CDMA, which also enable the rapid communication of data as well as voice, are popularly referred to as third generation or 3G technologies. These versions of CDMA are known commonly throughout the wireless industry as:

•	CDMA2000, including 1X, 1xEV-DO (where DO refers to Data Optimized) and 1xEV-DV (where DV refers to Data and Voice);

•	Wideband CDMA (WCDMA) or Universal Mobile Telecommunications Systems (UMTS), and;

•	Time Division Synchronous CDMA (TD-SCDMA).

     Our revenues. We generate revenues by licensing our CDMA technology to other manufacturers of CDMA products (such as wireless phones and the hardware required to establish and operate a CDMA wireless network). Revenues are generated through licensing fees and royalties on CDMA-based products sold by our licensees. We also sell products and services, which include the following, all of which are described in greater detail below:

•	CDMA-based integrated circuits (also known as chips) and the related software used in wireless phones (also known as subscriber units and handsets) and wireless networks;

•	Messaging and other services and related equipment and software used by transportation and other companies to communicate with and track their equipment fleets;

•	Software products and services related to BREW (which stands for Binary Runtime Environment for Wireless), a package of products that enable software developers to create applications, or programs, to run on mobile phones. BREW includes porting tools and technical assistance for device manufacturers and the BREW Distribution System (BDS) that allows for over-the-air distribution of applications to mobile phones and coordinates billing and payment for wireless operators; and

•	Software and hardware development services.

     We make investments to promote the development of new CDMA products as well as the adoption of CDMA by more mobile phone service providers. We also continue to provide products and services to service providers and other customers of Globalstar L.P., a company that operates a worldwide, low-Earth-orbit satellite-based telecommunications system.

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

     Our integrated circuits business. We develop and sell CDMA-based integrated circuits and system software for use in wireless phones, wireless networks and global positioning systems (GPS). Our integrated circuits related products include both the integrated circuits for wireless phones and the equipment used to operate the wireless phone network. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the integrated circuit, but we also design the entire supporting system. This approach enables us to optimize the performance of the wireless phone itself with improved product features, as well as the integration and performance of the network system. Our design of the entire system also allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and related system software, including reference designs and tools, to many of the world’s leading wireless phone and infrastructure equipment manufacturers. We plan to add additional features and capabilities to our future integrated circuit products to help our customers reduce the costs and size of their products and to simplify our customers’ design processes. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for global roaming markets. In addition, we will continue to provide high quality support to enable our customers to reduce the time required to design their products and bring their products to market faster.

     Our asset tracking and messaging business. We design, manufacture and sell equipment and provide two-way messaging services to transportation companies, private fleets and construction equipment fleets throughout parts of the world. These products permit our customers to track the location of their vehicles and to communicate with them en route. These products and services use commercially available satellite and land-based mobile phone technologies to permit this communication. Our customers use these products to communicate with drivers, monitor vehicle location and performance, provide automated driver logs, fuel tax reporting and enhanced customer service. Our products, which collect and transmit this data, are also integrated with our customers’ operations software, such as dispatch, payroll and accounting, so our customers can better manage their information and operations.

     Our phone software and related services business. We provide our BREW (Binary Runtime Environment for Wireless) product and services to network operators, handset manufacturers and application developers and support for developing and delivering over-the-air wireless applications and services. The BREW product and services include the BREW SDK (software development kit) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, and the BREW Distribution System that enables network operators to get applications from developers to market and coordinate the billing and payment process. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new product for wireless communications. BREW leverages the capabilities available in integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory and maximizing system performance of the wireless phone itself. BREW can be used on wireless phones and other devices that support wireless technologies other than CDMA, such as GSM/GPRS (General Packet Radio System) and WCDMA.

     Subscriber growth. In October 2003, EMC World Cellular Information Service (EMC), a researcher and publisher of wireless industry market intelligence, forecast that there will be 1.4 billion mobile phone users, also referred to as subscribers, by the end of this calendar year and that the figure will grow to 2.2 billion globally by the end of 2007. Wireless networks based on cdmaOne, the version of CDMA currently in use by most CDMA-based mobile telephone networks, and CDMA2000 have been commercially deployed in 60 countries around the world. The CDMA Development Group (CDG) is an international consortium of companies who have joined together to lead the adoption and evolution of CDMA wireless systems around the world. According to the CDG, there were more than 164 million CDMA subscribers in June 2003. In June 2003, the CDG reported that over the year ended June 2003, CDMA subscribers grew 29% worldwide. CDMA is the leading mobile phone technology in North America with market share of 48% at June 2003 according to EMC. As reported by the CDG, North America is the largest CDMA market with nearly 69 million subscribers at June 16, 2003, representing annual growth of 24%. In the Asian Pacific market, CDMA carriers added nearly 18 million subscribers during the year ended June 2003, bringing the total number of CDMA subscribers in this region to over 63 million, an increase of 39% over the prior year. In January 2002, China Unicom launched its nationwide CDMA network, and in October 2003, China Unicom announced that it had more than 16 million CDMA subscribers. CDMA is outpacing GSM in India, adding 1.2 million new users in July 2003 and capturing the largest share of new subscribers for any wireless technology. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India, and Reliance Infocomm had approximately 4 million subscribers as of the end of September 2003. In Latin America, the number of CDMA subscribers grew by 23% over the year ended June 2003, reaching nearly 30 million in 20 countries.

     Next generation technologies. We have already developed and deployed the next generation of our CDMA technology, or what is being called 3G (third generation). Our 3G technology, CDMA2000 1X, was first deployed commercially in October 2000 in South Korea, where 22 million, or approximately 67%, of the nation’s total mobile service users were using this technology by the end of September 2003, according to public reports made available at 3Gtoday.com. Today there are 59 commercial 3G operators located in 31 countries. In the United States there are eleven operators that have commercially deployed CDMA2000 1X: Verizon Wireless, Sprint PCS, Leap Wireless, Metro PCS, US Cellular, Kiwi PCS, Alltel, Midwest Wireless, Centennial Wireless, Cellular South and Monet Mobile, making CDMA2000 1X the first 3G technology to be commercially available in North America. In October 2003, more than 350 CDMA2000 user devices are being sold across all markets today, according to public reports made available at 3Gtoday.com.

     Further investments. We continue to invest heavily in research and development focused on extending the market for CDMA-based products and services. We are developing and commercializing CDMA technology and products to support high-speed wireless Internet access and multimode, multiband, multinetwork products that can use cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, GSM/GPRS, Wireless Local Area Network (WLAN), WCDMA, BREW and GPS position location technologies.

     We are devoting significant research and development resources to developing high-speed wireless data and Internet access products using our CDMA technology, including efforts to meet and exceed the standards for 3G products set by the International Telecommunications Union (ITU). CDMA wireless phone network operators that have integrated new features, such as Internet access, GPS position location and advanced multimedia capabilities like digital photos and video clips, into their products made possible by our 3G CDMA2000 1X technology have experienced increased numbers of subscribers and increased revenues. Our 1xEV-DO technology also permits CDMA wireless network providers to separately process voice transmissions and data transmissions, allowing them to optimize each type of transmission. We believe the transfer rate of 1xEV-DO will satisfy the demand for high-speed, cost-effective, fixed and mobile alternatives for Internet access, competing with digital subscriber line, cable and satellite networks. As of today, two wireless phone operators in South Korea, SK Telecom (SKT) and Korea Telecom Freetel Co., Ltd. (KTF), have commercially deployed our CDMA2000 1xEV-DO technology. Vésper in Brazil and Monet Mobile in the United States have also launched CDMA2000 1xEV-DO. Verizon Wireless deployed CDMA2000 1xEV-DO in Washington, D.C. and in San Diego, California on October 1, 2003. KDDI has announced that it will start its 1xEV-DO-based service in Japan on November 28, 2003.

     Wireless Local Area Networks (WLAN), such as Wi-Fi (Wireless Fidelity), are complementary to Wide Area Networks (WAN) such as CDMA2000 and WCDMA. They both provide affordable high-speed wireless access to the World Wide Web. The high-speed data air link and limited coverage of Wi-Fi is well suited for private networks (e.g. enterprises, campuses, homes) and certain public “hot spots” (e.g. airports, conference halls, coffee shops) where data usage is expected to be high in a limited portable and stationary environment, whereas 3G CDMA networks are ideally suited for geographically diverse voice and data coverage (e.g. cities, highways, neighborhoods). Because wireless operators are looking to use Wi-Fi to extend their coverage indoors and include Wi-Fi services in their monthly billing structure, we have begun developing our own core chip for handling Wi-Fi services based on 802.11b and plan to incorporate it into our future multimode 3G CDMA chips.

     We intend to continue our active support of CDMA-based systems and the technologies and features CDMA permits in order to grow our royalty revenues and integrated circuit and software revenues. We also plan to continue to broadly grant royalty-bearing licenses to our technology and patents for CDMA and other wireless applications.

     We make strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy has been to invest in CDMA carriers (also known as wireless phone operators, wireless network operators or wireless service providers), licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic objectives, we attempt to make regular periodic sales of our interests in these investments that are recognized in investment income (expense). In some cases, we make strategic investments in early stage companies which require us to consolidate or record our equity in losses of those companies. These losses will adversely affect our financial results until we exit from or reduce our exposure to these investments. We also provide financing to CDMA carriers to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. We have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure equipment in Brazil, Mexico and elsewhere. In November 2001, we acquired controlling interests in two CDMA carriers in Brazil (Vésper Operating Companies). We have agreed to sell these two CDMA carriers, subject to certain conditions, in fiscal 2004 but will continue to fund their operations until the anticipated sale closes. We had a net cash inflow from investments in QSI in fiscal 2003 and plan to reduce the level of investment in operators from the levels of fiscal 2002 and before.

Wireless Telecommunications Industry Overview

     From the international perspective, the ITU is the central telecommunication standards setting organization. The ITU is recognized as an impartial, international organization within which governments and the private sector work together to coordinate the operation of telecommunication networks and services to advance the development of communications technology. The ITU’s standardization activities foster the growth of new technologies, such as mobile telephony and the Internet, as well as the emerging global information infrastructure which handles a mix of voice, data and multimedia signals. The ITU develops internationally-agreed technical and operating standards to foster seamless interconnection of the world’s communication network and systems. As the world of telecommunications, information technology and content provision rapidly converge, the role of the ITU is to forge new recommendations that promote the interoperability of equipment and facilitate the development of communication networks. The ITU’s objective is to identify sound technical recommendations, which are then developed into internationally recognized ITU recommendations.

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

     Neither of these bodies have the enforcement authority or the ability to protect intellectual property rights. These bodies merely ask participating companies to declare whether they believe they hold patents essential for compliance with a particular standard and whether they are willing to license such patents on a royalty-free basis or on a royalty- basis on fair, reasonable and nondiscriminatory terms.

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

     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing wireless data services through mobile phones, including wireless access to the Internet, multimedia entertainment and position location services. In October 2003, International Data Corporation (IDC), a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that over one billion people will be using the Internet by 2007 and over 625 million will be accessing the Internet through wireless networks using devices other than personal computers, such as phones. We believe the growing availability of 3G-enabled handsets capable of performing a wide variety of consumer and enterprise applications will accelerate Internet use on a global basis and lead to an increased replacement rate in mobile devices using our technology and chips. Critical to the adoption of wireless Internet devices and services is high-speed data connectivity, which is driving the evolution of wireless standards. We expect that the spread of high-speed, cost-effective wireless Internet access will encourage the development of other remote supervision, position location and telematic automobile applications. However, projected growth in the number of people accessing the Internet through wireless networks and the corresponding demand for wireless data services may not be achieved.

     The adoption of wireless standards for mobile communications by individual countries is generally based on economic criteria and the technology preference of the telecommunication service providers operating in those countries. A notable exception is the European Community, which approximately a decade ago developed regulations requiring the use of a telecommunication standard known as Global System for Mobile Communications, commonly referred to as GSM. The use of this standard has spread throughout the world and currently is the basis for approximately 73% of the digital mobile communications in use according to EMC. Outside of the European Community, the markets or countries in which we do business are free to decide which standard to use based on the most economically advantageous business prospects. One exception is South Korea, which requires the use of CDMA technology for wireless service providers.

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

     Our second generation CDMA technology offers 10 to 20 times the capacity of analog systems and more than three times the capacity of TDMA- and GSM-based systems through more efficient utilization of wireless carriers’ licensed spectrum. Some of the advantages of CDMA technology over both analog and TDMA- and GSM-based technologies include enhanced call security, increased network capacity, network flexibility, compatibility with Internet protocols, lower power requirements, higher capacity for data and faster access to data (Internet), higher data throughput rates and easier transition to 3G networks. We are not aware of any technological advantages that GSM has over CDMA.

     Many GSM operators have deployed or are expected to deploy GPRS, a packet data technology, as a bridge technology, and some plan to deploy EDGE (Enhanced Data Rates for GSM Evolution), while waiting for 3G WCDMA devices to become readily available. We do not believe that GPRS and EDGE will be competitive with 3G CDMA-based packet data services, either on a cost or performance basis, although these technologies will be deployed in GSM networks.

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

     The three IMT-2000 CDMA modes are:

(1)	CDMA2000, also known as Multi-Carrier, which includes CDMA2000 1X/1xEV-DO/1xEV-DV;

(2)	WCDMA, also known as Direct Spread or UMTS; and

(3)	Time Division Duplex, also known as TDD or TD-SCDMA.

     The two operating modes not based on CDMA are UWC-136 and DECT+.

     The two current commercial versions of CDMA2000 are CDMA2000 1X and 1xEV-DO. These versions use a 1.25 megahertz (MHz) channel bandwidth to provide for high-speed wireless data. CDMA2000 1X/1xEV-DO utilizes the same standard channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless telecommunications carriers’ existing network equipment, making the migration to 3G simple and affordable. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Additionally, a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites enables CDMA system operators to meet the Federal Communications Commission (FCC) mandate requiring wireless carriers to implement enhanced 911 (E911) wireless emergency location services. In the future, the peak data rates of CDMA2000 1X and 1xEV-DO are expected to increase. Other enhancements, such as longer battery life, push-to-talk services and Quality of Service (QoS) features are expected to be available to improve the user experience.

     Commercial deployment of CDMA2000 1X began in October 2000 in South Korea where more than 22 million, or approximately 67%, of the nation’s total mobile service users were using this technology by the end of September 2003. Commercial deployment of CDMA2000 1X in North America, Brazil and Romania began in December 2001. KDDI commercially deployed CDMA2000 1X in Japan in April 2002 and reported more than 10 million CDMA2000 1X subscribers as of September 2003 in a press release dated September 17, 2003.

     Commercial deployment of CDMA2000 1xEV-DO began in January 2002 in South Korea with the introduction of SKT’s high-speed mobile multimedia and broadcast service. As of August 2003, SKT and KTF reported more than 2 million CDMA2000 1xEV-DO subscribers worldwide, with more than 65% of the CDMA market in various stages of 1xEV-DO deployments and trials. For example, Verizon Wireless began offering 1xEV-DO services in the United States on October 1, 2003, and KDDI in Japan has announced that it will begin offering 1xEV-DO-based services on November 28, 2003. Several other operators with non-publicly announced trials are in the process of rolling out 1xEV-DO commercially over the next 18 months.

     Commercial deployments of CDMA2000 1xEV-DV are expected to begin in the year 2005. CDMA2000 1xEV-DV will offer mobile peak data rates equal to a version of 1xEV-DO, which is expected to become commercially available around the same time or earlier.

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

     Knowing that many GSM operators would not have access to WCDMA spectrum and most of those that do may not be ready to offer WCDMA services until 2004, we developed a soft-switch based technology called GSM1x. GSM1x allows GSM operators to begin offering revenue-generating 3G services (while preserving their existing capital investment in GSM) by overlaying the commercially proven CDMA2000 radio access network on top of their GSM network. GSM1x combines the increased voice and high-speed data capacity offered by the CDMA2000 air interface with the familiar features and services offered by the existing GSM-MAP core network. Commercial deployments of GSM1x are expected to occur within the next year.

     The TD-SCDMA mode is the least developed of the 3G CDMA alternatives. Support for the development of this version of the 3G technologies has been provided by the Chinese government, which hopes this technology will provide a path to the development of a stronger wireless industry in China.

     The three 3G CDMA wireless operating modes discussed above are all based on the underlying core principles of CDMA technology; however, each has different features which some technologists believe enable a clearer migration path from the existing second generation technologies. The CDMA2000 mode enables a direct and relatively more economical conversion for current cdmaOne networks. We believe it also offers an economical transition from current GSM networks. While we believe that the CDMA2000 mode offers a quicker path to third generation services and offers a number of technical advantages, we actively support each of these 3G CDMA modes. We will continue to develop integrated circuits for all modes of the 3G standard based on CDMA. In addition, our intellectual property rights include core and primary patents utilized by each of the 3G CDMA alternatives, and the royalty rate to be paid to us by a licensee for 3G CDMA products has not differed from the rate that a licensee will pay for second-generation cdmaOne products.

     These three 3G CDMA wireless operating modes require separate implementations and are not interchangeable from a technological perspective. While the fundamental core technologies are derived from CDMA and are covered by our patents, they each require unique infrastructure products, network design and management.

Operating Segments

     Consolidated revenues from international customers as a percentage of total revenues were 78% in fiscal 2003, 70% in fiscal 2002 and 65% in fiscal 2001. During fiscal 2003, 43% and 15% of our revenue was from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 18% during fiscal 2002, respectively, and 35% and 22% during fiscal 2001, respectively.

     Additional information regarding our operating segments is provided in the Notes to our Consolidated Financial statements. See “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)

     QCT is the leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and GPS products. QCT offers software and integrated circuits for wireless handsets and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. QCT provides integrated circuits and system software to many of the world’s leading wireless handset and infrastructure manufacturers. Through fiscal 2003, QCT has shipped more than 300 million Mobile Station Modem (MSM) integrated circuits for CDMA phones worldwide. QCT revenues comprised 61%, 52% and 51% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively. QCT is dependent on four major customers, Samsung Electronics Company, Motorola Inc., Kyocera Wireless and LG Electronics. The loss of any one of these customers could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. QCT subcontracts all of the manufacturing and assembly, and most of the testing, of its integrated circuits. QCT depends on a limited number of third parties to perform these functions, some of which are only available from single sources with which QCT does not have long-term contracts.

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

     Our gpsOne wireless location feature has enabled a host of new value-added, high-precision location-based services such as friend finder, child safety, personal direction finding and mobile yellow page services, and has enabled CDMA system operators to meet the FCC’s E911 mandate. Using a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites, the gpsOne feature enhances location services availability, expands terrain coverage, accelerates the location determination process and provides better accuracy for callers, whether during emergency situations or while using GPS-enabled commercial applications. E911 deployments by CDMA carriers in the United States are well under way. Approximately fifteen million gpsOne-enabled terminals are in use today, supporting well in excess of 130 high-precision location-based services in Japan, South Korea and China.

     We have developed 1xEV-DO technology designed to provide reliable, cost-effective and always-on wireless data and Internet access to consumers. It is fully compatible with existing cdmaOne and CDMA2000 1X technologies, and has been standardized as part of the CDMA2000 mode of the 3G standard. The versatility of 1xEV-DO allows the technology to be embedded in phones, laptop and handheld computers, and other fixed, portable and mobile devices; 1xEV-DO enables manufacturers to deliver products with access to services that were previously only available through wired connections to the Internet or enterprise networks. The 1xEV-DO technology allows carriers to leverage their current infrastructure investment and maintain compatibility with existing phone equipment. We designed and developed a complete package of products, including both infrastructure and phone integrated circuits, in support of the industry-wide movement to standardize, develop and deploy 1xEV-DO technology in CDMA2000 networks.

     Our MSM series integrated circuits are the primary integrated circuits in a CDMA wireless phone. Our Cell Site Modem (CSM) series integrated circuits are the primary integrated circuits in a wireless service provider’s base station equipment. The MSM5000, CSM5000, MSM5010, MSM5105 and MSM5100 integrated circuits and system software are the world’s first integrated circuits and software implementations of the 3G CDMA2000 standards. The MSM5000 digital baseband product is designed to support CDMA2000 1X for operation in a single 1.25 MHz channel. The CDMA2000 1X standard is fully compatible with current cdmaOne networks, allowing carriers to deploy 3G networks while maintaining existing coverage for all subscribers, eliminating the expense of moving to a new network. The MSM5000 provides up to a 50% increase in handset standby time and is feature- and pin-compatible with our MSM3000 integrated circuit, allowing manufacturers currently producing handsets using the MSM3000 to rapidly implement CDMA2000 1X technology in their handsets. QCT’s CSM5000 base station product is the industry’s first to support the CDMA2000 1X standard, based on IS2000 for CDMA base stations as specified by the ITU. The CSM5000 product provides carriers with up to twice the overall voice user capacity of IS-95A and IS-95B systems. The MSM5010 CDMA2000 1X chipset is an entry-level product offering improved voice capacity for applications where high-speed data rates are not required. The MSM5105 CDMA2000 1X product offers improved voice capacity and the introduction of new 3G data services for mainstream subscribers. The MSM5100 is the first CDMA2000 1X integrated circuit with advanced position location capabilities and has integrated Universal Serial Bus and Bluetooth functionality, as well as other features of the Launchpad suite including multimedia.

     The CSM5500 and MSM5500 integrated circuits offer 1xEV-DO handset and infrastructure modems for high-speed data. These products support the 1xEV-DO standard, as well as CDMA2000 1X, and offers compatibility with IS-95 A/B CDMA systems.

     QCT’s MSM6xxx family of products, incorporating radioOne technology, enables tiered products for CDMA2000 1X, 1xEV-DO, WCDMA and GSM/GPRS networks. The MSM6000 CDMA2000 1X integrated circuit is an entry-level product optimized for voice applications. The MSM6025 provides voice and limited data capabilities to support demand by carriers worldwide for lower-tier handsets that also support data services. The MSM6050 integrated circuit offers multimedia applications with optimized gpsOne for mainstream users. We currently ship MSM6100 integrated circuit and system software, a highly integrated CDMA2000 1X multimedia product enabling lower system costs for manufacturers developing handsets with advanced multimedia applications. There are in excess of 20 separate handset designs expected to come to market based on this platform in the next 12 months.

     Extending the MSM6xxx family of integrated circuits, we have also announced the development of the MSM6150 integrated circuit and system software for CDMA2000 1X and the MSM6550 integrated circuit and system software for CDMA2000 1X, 1xEV-DO and multimode GSM/GPRS. These highly integrated products address global market requirements for higher quality video and graphics performance on wireless devices. We began providing samples to customers of the MSM6300 in September 2002, a single-baseband 3G product for multimode and multiband CDMA2000/GSM/GPRS. The MSM6300 and accompanying radioOne radio frequency integrated circuits comprise the first world-phone integrated circuit enabling global roaming across wireless networks. In March 2003, Samsung was the first customer to announce its adoption of this product. In fiscal 2003, we began providing initial samples to customers of the high-capacity, high-speed MSM6500 integrated circuit and system software that supports CDMA2000 1X, CDMA2000 1xEV-DO and roaming on GSM/GPRS systems. We also announced the CSM6700 integrated circuit and the MSM6700 integrated circuit and system software supporting integrated voice and simultaneous high-speed packet data. These products for infrastructure and handset manufacturers support 1xEV-DV and 1xEV-DO standards. 1xEV-DV enables wireless carriers to provide voice and bi-directional high-speed packet data services simultaneously on a single radio frequency carrier. We also announced the CSM6800 integrated circuit and the MSM6800 integrated circuit and system software for the wireless technology standard CDMA2000 1xEV-DO to provide cost-competitive products for both infrastructure and multimedia-enabled devices.

     Leveraging our expertise in CDMA we have developed integrated circuits for manufacturers and carriers deploying the WCDMA/UMTS version of 3G. We began shipping samples to customers of the MSM6200 integrated circuit in June 2002, and to date have announced that Samsung, LG Electronics and Sanyo plan to develop handsets and Option Wireless plans to develop data cards, which are modem devices that insert into laptop computers to facilitate access to the Internet via wireless networks. The MSM6200 integrated circuit and system software is a highly integrated system for WCDMA/UMTS/GSM and GPRS and includes gpsOne position-location technology, Bluetooth connectivity and a host of multimedia features.

     In July 2003, we began providing samples to customers of the MSM6250 integrated circuit, for which LG Electronics is the first announced customer, to support enhanced multimedia applications for WCDMA/UMTS/GSM/GPRS handsets. We have also announced the planned development of the MSM6275 radioOne integrated circuit and system software, a high-performance product delivering High Speed

Downlink Packet Access (HSDPA), a next-generation feature of the WCDMA/UMTS standard, as well as roaming on GSM and GPRS systems.

QUALCOMM Technology Licensing Segment (QTL)

     QTL grants licenses to use our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. QTL generates revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. The license fees are generally nonrefundable and may be paid in one or more installments. Ongoing royalties are nonrefundable and are generally based upon a percentage of the net selling price of licensed products. Revenues generated from royalties are subject to quarterly and annual fluctuations. Fluctuations are the result of variations in product mix, product pricing and quantities of sales by our licensees and the impact of currency fluctuations associated with royalties generated from international sales. QTL revenues comprised 25%, 28% and 29% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

QUALCOMM Wireless & Internet Segment (QWI)

     QWI revenues comprised 12%, 14% and 16% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively. The three segments aggregated into QWI are:

     QUALCOMM Internet Services (QIS)

     The QIS division provides technology to support and accelerate the convergence of wireless data, Internet and voice services. The BREW (Binary Runtime Environment for Wireless) platform is an application execution environment that provides an open platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. The BREW platform is part of a complete package of products for wireless applications development, device configuration, application distribution, and billing and payment. The BREW platform currently leverages the capabilities available in QCT’s integrated circuits and system software, enabling development of feature-rich applications and content while reducing memory overhead and maximizing system performance. The BREW product and services include the BREW SDK (software development kit) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, and the BREW Distribution System that enables network operators to get applications from developers to market and coordinate the billing and payment process. This includes BREW extensions, such as virtual machines, browsers and other interpreters that process executable content, such as JAVA midlets, XHTML, HTML, JavaScript and Flash. Commercial BREW-based services enable consumers to customize their handsets by downloading applications over-the-air from an operator’s application download server.

     In November 2001, KTF, a leading wireless phone operator in South Korea, launched the world’s first commercial BREW-enabled applications service. KTF’s BREW-enabled wireless data service runs on a CDMA2000 1X high-speed data network as well as EV-DO. Nine additional operators have since commercially launched BREW services including Verizon Wireless, Alltel, US Cellular, and Midwest Cellular in the US, KDDI in Japan, Telstra in Australia, BellSouth in Colombia, VIVO in Brazil, and China Unicom. Additionally, Reliance, the largest CDMA carrier in India, has signed a definitive agreement to launch BREW services in the rapidly growing India wireless market.

     In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. Using QChat, users may speak with other users virtually instantaneously at the push of a button. It enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of handset software, management of group membership by subscribers and ad-hoc creation of chat groups. It uses standard voice-over Internet protocol technologies. This means sending voice information in digital form over Internet protocol-based data networks (including CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network. In addition to Nextel, we are actively pursuing QChat deployments with other carriers around the world.

     QUALCOMM Wireless Business Solutions (QWBS)

     We provide satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction equipment fleets. The satellite-based OmniTRACS mobile communications system was first introduced in the United States in 1988. Through September 2003, we have shipped nearly 489,000 OmniTRACS TruckMAIL, OmniExpress, GlobalTRACS and LINQ mobile communications systems, which currently operate in over 39 countries. Message transmission and position tracking for the OmniTRACS and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress, GlobalTRACS and LINQ systems use wireless digital terrestrial networks for messaging transmission, and the GPS constellation for position tracking. These mobile communications systems help transportation companies, private fleets and construction equipment fleets improve the utilization of assets and increase efficiency and safety by improving communications between drivers, machines and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals, and vehicle and driving performance information.

     In the United States, we manufacture and sell OmniTRACS, TruckMAIL, OmniExpress and GlobalTRACS mobile communications equipment and related software packages and provide ongoing messaging and maintenance services. We have sold OmniTRACS, TruckMAIL and OmniExpress system products for use by private trucking fleets, service vans, marine vessels, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. In fiscal 2003, we announced and began shipping our GlobalTRACS system to the construction equipment industry, providing wireless access to equipment operating data and location, regardless of equipment type or manufacturer. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. We estimate the Network Management Center currently processes over seven million messages and position reports per day.

     Recently we announced the availability of driver authentication, wireless panic button and tamper detection features, three new security enhancements for the OmniTRACS system to help customers meet increased homeland security needs and to help deter cargo theft. We announced OmniOne, a new enterprise application for BREW-enabled CDMA handsets that facilitates mobile worker assignments and tracking status updates for numerous industries, including transportation and logistics, utilities and service fleets. We also announced our agreement with CardioNet, a provider of outpatient cardiac telemetry technology and services, in which we will utilize our QUALCOMM QConnect service to provide connectivity between the CardioNet mobile monitoring devices and the CardioNet Monitoring Center.

     Outside of the United States, Mexico and Europe, we work with telecommunications companies and carriers to establish the OmniTRACS system concept and products in foreign markets. The OmniTRACS system is currently operating throughout Europe and in the Middle East, Argentina, Brazil, Canada, China, Japan and South Korea. Internationally, we generate revenues from the OmniTRACS system through license fees, sales of network products and terminals, messaging and service fees. Service providers that operate network management centers for a region under our granted licenses provide OmniTRACS messaging services. We also run QUALCOMM Wireless Business Solutions Europe, B.V., a Netherlands subsidiary, that brings mobile communications products and messaging services to the European market. In September 2003, this subsidiary acquired certain assets of Alcatel Mobicom, a competitor of QWBS in Europe.

     QUALCOMM Digital Media (QDM)

     The QDM division is comprised of the Government Systems and Digital Cinema businesses.

     The Government Systems business provides development, hardware and analytical expertise to United States Government (USG) agencies involving wireless communications technologies. We have developed a CDMA Type 1 secure wireless terrestrial phone for the USG, the QSec-800, that operates in enhanced security modes and incorporates end-to-end encryption. During fiscal 2003, QSec-800 phones were shipped to the USG. In fiscal 2003, the next generation Type 1 secure phone development was launched with USG funding. Additionally, OmniTRACS products and services are being marketed and sold for USG worldwide applications.

     We develop technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. In fiscal 2002, we released an end-to-end Digital Cinema System product which combines our expertise in advanced image compression, electronic security, network management and integrated circuit design to provide the secure delivery of digitized motion pictures to theatres worldwide. In May 2000, we entered into a strategic alliance with Technicolor Digital Cinema, Inc. (Technicolor) and formed a joint venture, Technicolor Digital Cinema, LLC (TDC), in which we owned a 20% interest. The joint venture has marketed the QUALCOMM Digital Cinema System and worked with the motion picture industry as a technology enabler and service provider while supporting open standards for the digital delivery of motion pictures. In August 2003, we jointly announced with Thomson, the parent company of Technicolor, that we sold our equity interest in TDC to Thomson, a move that results in sole Thomson ownership of the venture. As part of the sale, Technicolor has acquired exclusive rights to manufacture, sell and service the multi-screen Theatre Management System, a key component of the Digital Cinema System. This sale arrangement does not preclude us from continuing to develop and market core digital cinema products and technologies, including decoder modules, encoders and conditional access systems that are based on our compression and decryption technology.

QUALCOMM Strategic Initiatives Segment (QSI)

     We make strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications, including CDMA carriers, licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We make strategic investments in early stage companies and, from time to time, venture funds to support the adoption of CDMA and the use of the wireless Internet. We also provide financing to CDMA wireless operators to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. In November 2001, we acquired controlling interests in two CDMA carriers in Brazil (Vésper Operating Companies). We have agreed to sell these two CDMA carriers, subject to certain conditions, in fiscal 2004 but will continue to fund their operations until the anticipated sale closes. We have a significant equity investment in Inquam Limited (Inquam). Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology. QSI revenues comprised 3% and 4% of total consolidated revenues in fiscal 2003 and 2002, respectively, primarily resulting from the consolidation of Vésper Holding. QSI did not generate revenues in fiscal 2001.

Other Businesses

     QUALCOMM Consumer Products (QCP)

     In February 2000, we sold our terrestrial-based CDMA wireless consumer phone business, including our phone inventory, manufacturing equipment and customer commitments, to Kyocera Wireless (Kyocera). As part of the agreement with Kyocera, we formed a subsidiary that had a substantial number of employees from the former QUALCOMM Consumer Products business to provide services to Kyocera on a cost-plus basis to support Kyocera’s phone business. This arrangement expired in February 2003, and Kyocera offered employment to substantially all employees of the subsidiary. During fiscal 2003, 2002 and 2001, revenues from this arrangement were $39 million, $105 million and $107 million, respectively, and earnings before taxes were not material.

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

     On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. Globalstar also announced its intent to restructure its debt. Globalstar filed for Chapter 11 bankruptcy protection during fiscal 2002. On April 25, 2003, the U.S. Bankruptcy Court in Delaware approved the sale of Globalstar’s assets to a new company to be controlled by ICO Global Communications (Holdings) Limited (ICO), however ICO has indicated as of October 2003 that it does not believe it will complete the acquisition. Globalstar has opened negotiations with other parties with respect to an acquisition of Globalstar’s assets.

     We continue to provide services and sell products to Globalstar service providers and other customers involved with the Globalstar System. In addition, we are in negotiations with potential acquirers to provide products and services to the new operating company.

Research and Development

     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a strong and proven track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2003, 2002 and 2001 totaled approximately $523 million, $452 million and $415 million, respectively. Research and development expenditures in fiscal 2003, 2002 and 2001 were primarily related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1X/1xEV-DO/1xEV-DV, GSM/GPRS, WLAN, WCDMA and radioOne technologies. We intend to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.

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

     The QWBS division of QWI markets and sells products through a sales force, partnerships, and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. QWBS’s sales and marketing strategy is to enter into contracts with companies in our target markets by providing high-value wireless fleet management products and services to the transportation and logistics and construction equipment industries.

     Marketing activities include participation in technical conferences, business cases, competitive analyses and other marketing collateral, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers and prospective licensees. We also developed and maintain a World Wide Web site (www.3Gtoday.com) dedicated to highlighting commercial 3G wireless services and products around the world. Our CDMA Development Center in China is a 36,000 square foot facility in Beijing in what is popularly known as ‘China’s Silicon Valley.’ The center provides training, support and equipment testing services primarily to manufacturers, mobile carriers and software developers for BREW in China, as well as supporting research and development of 3G wireless standards based on CDMA. The center houses our CDMA University, which offers classroom and hands-on training programs and a highly-integrated test program designed to enable time and cost savings when bringing products to market. The center and its staff are focused on providing China with the resources to enable the most timely development of its mobile communications industry using our technologies and applications, such as cdmaOne, CDMA2000 1X/1xEV-DO, gpsOne and the BREW platform. The center also supports the transfer of certain hardware and software technologies for product development and manufacturing to licensed manufacturers, as well as network implementation methods to carriers and government bodies in China.

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

     QCT’s current competitors include major semiconductor companies such as Texas Instruments, STMicroelectronics, VIA Telecom, NEC, Infineon and Philips, as well as major telecommunication equipment companies such as Motorola, Nokia, Ericsson and Matsushita. In addition, QCT faces competition from the in-house development efforts of many of our key customers, including Samsung. QCT also faces competition from start-up ventures.

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

     We have entered into licensing agreements with certain companies, including Philips, Motorola, Lucent, Texas Instruments, VIA Telecom, PrairieComm, NEC, EoNex Technologies and Infineon. These licenses permit the licensees to manufacture CDMA-based integrated circuits using certain of our intellectual property for sale to CDMA-based phone manufacturers. In exchange for granting the licenses, we are entitled to receive license fees, royalties (payable as a percentage of the selling price of the integrated circuits) and/or royalty-free cross-licenses, which allow us to use these companies’ CDMA and, in some cases, non-CDMA intellectual property for specified purposes. In every case, the phone manufacturers’ sales of CDMA-based phones are subject to the payment of royalties to us on the products into which the integrated circuits are incorporated in accordance with the manufacturers’ separate licensing arrangements with us. We license our CDMA intellectual property to the competitors of our QCT segment to support the deployment of CDMA-based systems and technologies worldwide in order to grow our royalty revenues from customers licensed to sell CDMA phones and equipment. We believe that, if the use of CDMA expands sufficiently, QCT’s business will also grow, even if we lose market share. Also, our QTL segment will receive royalties from sales of CDMA integrated circuits by certain competitors of QCT. To date, most CDMAOne and CDMA2000 phone manufacturer licensees have elected to purchase their CDMA-based integrated circuits from us.

     QUALCOMM Technology Licensing Segment (QTL)

     As part of our strategy to generate new licensing revenues, significant resources are allocated to develop leading edge technology for the telecommunications industry. We face competition in the development of intellectual property for next-generation digital wireless communications technology and services. There are no guarantees that our technologies will continue to be adopted or we will be able to secure patents for our technology to subsequently license. Furthermore, there are no guarantees that existing systems and applications cannot or will not be replaced by competitors’ technologies, thereby jeopardizing our existing royalty and licensing revenues.

     On a worldwide basis, we currently compete primarily with two digital wireless telecommunications technologies, TDMA and GSM/GPRS. TDMA has been deployed primarily in the United States and Latin America. Variations of TDMA have also been deployed in other countries, such as PDC (Personal Digital Cellular) in Japan and PAS (Personal Access System) in China. GSM has been extensively utilized in Europe, much of Asia other than Japan and Korea, and certain other markets. To date, GSM has been more widely adopted than CDMA, and, although CDMA technology has been proposed for all third generation wireless systems, there can be no assurance that wireless communications service providers will select CDMA for their networks or update to any CDMA-based third generation technology. WCDMA, a technology designed as an alternative to CDMA2000, is currently in the standardization process and has been adopted by several European, Japanese and United States carriers. We expect that, although limited systems have been placed in service (e.g., the largest WCDMA system is that of NTT DoCoMo in Japan with one million subscribers as of September 30, 2003 according to NTT DoCoMo’s October 1, 2003 press release), widespread and standardized WCDMA networks will not begin operation until 2004 or later, given that the WCDMA standard and interoperability testing is not yet complete. In addition, many GSM operators have deployed or are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology, and some plan to deploy EDGE, while waiting for third generation WCDMA to become available and/or cost effective for their system. We believe that our CDMA patent portfolio is applicable to all CDMA systems. However, we cannot assure you that the wireless communications industry will widely adopt 3G standards based on CDMA technology, or that our CDMA patents will be determined to be applicable to future standards beyond the 3G standards.

     QUALCOMM Wireless & Internet Segment (QWI)

     Existing competitors of our QWBS division offering alternatives to our OmniTRACS, TruckMAIL, OmniExpress, GlobalTRACS, QConnect, EutelTRACS and LINQ system products are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets.

     Competitors to our BREW platform are continuing to develop their products with a focus on client, provisioning, and billing products and services. These competitors are attempting to offer value added products and services similar, in many cases, to our existing or developing BREW technologies. In some cases, competitors are continuing to explicitly attempt to displace only certain components or areas of the greater BREW offering, such as only the runtime client/device environment portion of BREW. In addition, certain competitors in the computing industry and device manufacturing space are now beginning to more aggressively attempt to replicate the entire BREW system offering that includes both runtime device environments and billing/distribution systems. Similarly, some carriers are creating internally developed solutions by piecing together several components or are being pressured by governments to adopt alternatives to our products and services. Emergence of these and other new competitors may adversely impact our margins and market share.

Patents, Trademarks and Trade Secrets

     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted more than 1,000 United States patents and have over 1,700 patent applications pending in the United States. The vast majority of such patents and patent applications relate to our CDMA digital wireless communications technology. We also have and will continue to actively file for patent protection outside the United States and have received numerous CDMA patents with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil and elsewhere.

     The standards bodies and the ITU have been informed that we hold essential intellectual property rights for the 3G standards that are based on CDMA. We have committed to the ITU to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.

     Under our CDMA license agreements, licensees are generally required to pay us a non-refundable license fee as well as ongoing royalties based on a percentage of the net selling price of CDMA subscriber, infrastructure, test and integrated circuits products. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. Our CDMA license agreements generally provide cross-licenses to us to use certain of our licensees’ technology to manufacture and sell certain CDMA products (e.g. CDMA application specific integrated circuits or ASICs, subscriber units and/or infrastructure equipment). In most cases, our use of our licensees’ technology is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology into certain of our products, we are obligated to pay royalties on the sale of such products. For a limited period of time, Motorola is entitled, subject to the terms of their license agreement, to share in a percentage of certain third-party subscriber unit royalties paid by licensees to us. For a limited period of time, the Korean Electronics Telecommunications Research Institute is entitled, subject to the terms of a development agreement with us, to share in a percentage of subscriber and infrastructure royalties paid by certain South Korean licensees for sales of certain CDMA products sold solely for use in South Korea.

     As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to other companies the rights to design, manufacture and sell products utilizing our CDMA technology. The following table lists the majority of our current CDMA licensees:

Subscriber
AL Communications Co., Ltd.
Alps Electric Co., Ltd.
Ambit Microsystems Corporation
Appeal Telecom Co., Ltd.
Axesstel, Inc.
Axio Wireless, Inc.
Beijing Telecommunications Equipment Factory
Bellwave, Inc.
Benq Corporation
Casio Computer Co., Ltd.
CEC Telecom Co., Ltd.
Compal Electronics, Inc.
Curitel Communications, Inc.
Cyberlane Inc.
Dalian Daxian Group Co., Ltd.
Dalian Huanyu Mobile Technological Co., Ltd.
Datang Telecom Technology Co., Ltd.
Denso Corporation
eAnywhere Tech, Inc.
Eastern Communications Co., Ltd.
ERON Technologies Corporation
ETRONICS Corporation
Fujitsu Limited
Garmin Corporation
Giga Telecom, Inc.
Glenayre Electronics, Inc.
Growell Telecom Co., Ltd.
GTRAN Wireless, Inc.
Guangzhou Southern Hi-Tech Co., Ltd.
Haier Group Company
Handspring, Inc.
High Tech Computer Corporation
Hisense Group Co., Ltd.
Hitachi Kokusai Electric Inc.
Hitachi, Ltd.
Huawei Technologies Co., Ltd.
Hyundai Syscomm, Inc.
INTERCUBE Co., Ltd.
Inventec Appliances Corp.
Kenwood Corporation
Koninklijke Philips Electronics N.V
Konka Group Co., Ltd.
KTF Technologies Inc.
Kyocera Corporation
Langchao Electronic Information Industry Group Corp.
Legend Mobile Communications Technology Ltd.
LG Electronics
Lucent Technologies Inc.
Matsushita Electronic Components Co., Ltd.
Maxon Telecom Co., Ltd.
Mitsubishi Electric Corporation
Mobile System Technologies, Inc.
Modottel Co., Ltd.
Motorola, Inc.
NEC Corporation
NG Industrial Ltd.
Ningbo Bird Co., Ltd.
NOKIA Corporation
Novatel Wireless Inc.

Option NV SA
Panasonic Mobile Communications Co., Ltd.
Pantech Co., Ltd.
Research In Motion Limited
Samsung Electronics Co.
Sanyo Electric Co., Ltd.
Seiko Instruments Inc.
Sejin Electron Inc.
SHARP Corporation
Siemens Aktiengesellschaft
Sierra Wireless, Inc.
SK Telecom Co., Ltd.
Sony Corporation
Synertek, Inc.
-Sewon Telecom Ltd.
-Telson Electronics Co., Ltd.
-Wide Telecom Co., Ltd.
TCL Corporation
Telefonaktiebolaget LM Ericsson
Teleion Wireless, Inc.
Telular Corporation
Tellus Technology Inc.
Telson Information & Communications Co., Ltd.
Toshiba Corporation
Uniden Corporation
United Computer & Telecommunication, Inc.
Wavecom S.A.
Westech Korea, Inc.
Wherify Wireless, Inc.
Xiamen Overseas Chinese Electronic Co., Ltd.
ZTE Corporation

Infrastructure
Airvana, Inc.
AirWalk Communications, Inc.
Alcatel SA
Alps Electric Co., Ltd.
Axio Wireless, Inc.
Beijing Telecommunications Equipment Factory
Cisco Systems, Inc.
Contela, Inc.
Dalian Huanyu Mobile Technological Co., Ltd.
Datang Telecom Technology Co., Ltd.
Eastern Communications Co., Ltd.
Fujitsu Limited
Great Dragon Information Technology Corporation Ltd.
Guangzhou Jinpeng Group Co., Ltd.
Hitachi Kokusai Electric Inc.
Hitachi, Ltd.
Huawei Technologies Co., Ltd.
Hyundai Syscomm, Inc.
interWAVE Advanced Communications, Inc.
Kisan Telecom Co., Ltd.
LG Electronics
Lucent Technologies Inc.
Mitsubishi Electric Corporation
Motorola, Inc.
NEC Corporation
NOKIA Corporation
Nortel Networks Limited
Panasonic Mobile Communications Co., Ltd.

Panasonic Mobile Communications Co., Ltd.
Samsung Electronics Co.
Siemens Aktiengesellschaft
Telefonaktiebolaget LM Ericsson
ZTE Corporation

ASICs
Agere Systems Inc.
EoNex Technologies, Inc.
Infineon Technologies AG
Koninklijke Philips Electronics N.V
Lucent Technologies Inc.
Motorola, Inc.
NEC Corporation
PrairieComm Incorporated
Texas Instruments Incorporated
VIA Telecom, Inc.

Test Equipment
Acterna Corporation
Advantest Corporation
Agilent Technologies, Inc.
Allen Telecom Inc.
Ando Electric Co., Ltd.
Anritsu Corporation
Comarco Wireless Technologies, Inc.
Hewlett-Packard Company
IFR Systems, Inc.
Japan Radio Co., Ltd.
LCC International, Inc.
Mobens Co., Ltd.
Motorola, Inc.
Panasonic Mobile Communications Co., Ltd.
Racal Instruments Limited
Rohde & Schwarz GmbH & Co. KG
Rotadata Limited
Sage Instruments
Spirent Communications, Inc.
Tektronix, Inc.
Telefonaktiebolaget LM Ericsson
UbiNetics Holdings plc
Willtek Corporation

Non-Standard Systems
SOMA Networks, Inc.

Cable and Repeaters
EC Telecom Inc.
EMS Technologies, Inc.
Transcept, Inc.
United Computer & Telecommunication, Inc.

Research & Development
Chunghwa Telecom Laboratories

Employees

     As of September 30, 2003, we employed approximately 7,400 full-time and temporary employees.

Available Information

     Our Internet address is www.qualcomm.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Executive Officers

     Our executive officers and their ages as of September 30, 2003 are as follows:

     Irwin Mark Jacobs, age 69, one of the founders of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operations in July 1985. He served as the Company’s president prior to May 1992. Before joining the Company, Dr. Jacobs was executive vice president and a director of M/A-COM. From October 1968 to April 1985, Dr. Jacobs held various executive positions at LINKABIT (M/A-COM LINKABIT after August 1980), a company he co-founded. During most of his period of service with LINKABIT, Dr. Jacobs was chairman, president and chief executive officer and was at all times a director. Dr. Jacobs received his B.E.E. degree from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Jacobs is a member of the National Academy of Engineering and the American Academy of Arts and Sciences and was awarded the National Medal of Technology in 1994.

     Anthony S. Thornley, age 57, was appointed President in February 2002 and Chief Operating Officer of the Company in July 2001. He served as Chief Financial Officer from March 1994 to February 2002 and as Executive Vice President from November 1997 to July 2001. Prior to joining the Company, he was with Nortel, a telecommunications equipment manufacturer, for sixteen years in various financial and information systems management positions, including Vice President Finance and IS, Public Networks, Vice President Finance NT World Trade and Corporate Controller Nortel Limited. He also worked for Coopers & Lybrand from 1970 to 1977. Mr. Thornley received his B.S. degree in Chemistry from the University of Manchester, England.

     William E. Keitel, age 50, was appointed Senior Vice President and Chief Financial Officer in February 2002. He joined the Company in 1996 and has worked in senior management roles within corporate finance, serving as Senior Vice President and Corporate Controller from 1998 through 2002. Previously, Mr. Keitel served in various senior finance roles for Nortel, a telecommunications equipment manufacturer, from 1983 until 1996. Mr. Keitel received his M.B.A. degree from Arizona State University and a B.A. degree in business administration from the University of Wisconsin.

     Steven R. Altman, age 42, has served as Executive Vice President of the Company since November 1997. He also has served as President of the QUALCOMM Technology Licensing division since September 1995. He served as General Counsel of the Company from October 1989 through September 2000. He was named Vice President in December 1992, was promoted to Senior Vice President in February 1996 and was promoted to Executive Vice President in November 1997. Prior to joining the Company in October 1989, he was a business lawyer in the San Diego law firm of Gray, Cary, Ware & Freidenrich, where he specialized in intellectual property, mergers and acquisitions, securities and general corporate matters. Mr. Altman received a B.S. degree from Northern Arizona University and a J.D. from the University of San Diego.

     Roberto Padovani, age 49, was appointed Executive Vice President and Chief Technology Officer in January 2002. He joined the Company in 1986 where he has been involved in the design, development and standardization of second and third generation CDMA systems. Prior to joining QUALCOMM, Dr. Padovani was involved in the design and development of satellite communication systems, secure video systems and error-correcting coding equipment at M/A-COM LINKABIT in San Diego. Dr. Padovani received a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in electrical and computer engineering. He is a Fellow of the Institute of Electrical and Electronics Engineers.

     Paul E. Jacobs, age 40, was appointed Group President of the QUALCOMM Wireless & Internet Group in July 2001. He oversees the QUALCOMM Technology Licensing division, the QUALCOMM Internet Services division, the QUALCOMM Wireless Business Solutions division, and the QUALCOMM Digital Media division along with Corporate Marketing, Standards and the QUALCOMM Technology and Ventures unit. He has served as Executive Vice President of the Company since February 2000. He served as President of the Consumer Products division from February 1997 to February 2000 and as Senior Vice President of the Company and Vice President and General Manager of the Consumer Products division from April 1995 to February 1997. He joined the Company in September 1990 as Senior Engineer. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

     Sanjay K. Jha, age 40, was appointed president of QUALCOMM CDMA Technologies in January 2003. Dr. Jha served as Senior Vice President of the QUALCOMM Technologies & Ventures group from July 1998 to December 2002, and in addition served as General Manager from March 2002 to December 2002. He was Vice President of Engineering from May 1997 to June 1998, and was a director of engineering from October 1996 to April 1997. He joined QUALCOMM in 1994 as a senior engineer working on Globalstar and then on Voc2. Prior to joining QUALCOMM, Dr. Jha worked in lead design engineering roles in the semiconductor industry. Dr. Jha holds a Ph.D. in Electronic and Electrical Engineering from Strathclyde University, Scotland and a B.S. degree in Engineering from the University of Liverpool, England.

     Jeffrey A. Jacobs, age 37, was appointed President of QUALCOMM Global Development, an organization responsible for proliferating CDMA throughout the world, in May 2001. He served as Senior Vice President of Business Development from June 1999 to May 2001 and Vice President of Business Development from November 1997 to June 1999. Mr. Jacobs founded the QUALCOMM Eudora division in 1993 and served as Vice President and General Manager of the division from August 1995 to November 1997. He joined the Company in May 1986 as a market analyst and held other management positions at the Company through August 1995. Mr. Jacobs holds a B.A. degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of the Board of Directors and Chief Executive Officer of the Company.

     Louis Lupin, age 48, has served as Senior Vice President and General Counsel of the Company since September 2000. He served as Senior Vice President, Proprietary Rights Counsel from May 1998 to September 2000, Vice President, Proprietary Rights Counsel from April 1996 to May 1998 and Senior Legal Counsel from February 1995 to April 1996. Prior to joining the Company in 1995, he was a partner with Cooley, Godward, Castro, Huddleson and Tatum where he focused on intellectual property litigation in the telecommunications, software and biotechnology industry. Mr. Lupin received his bachelor’s degree from Swarthmore College and a J.D. from Stanford Law School.

RISK FACTORS

     You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies.

     Our business and the deployment of CDMA technology are dependent on the success of our customers and licensees. Our customers and licensees may incur lower operating margins on CDMA-based products than on products using alternative technologies due to greater competition in the CDMA-based market, lack of product improvements or other factors. If CDMA handset and/or infrastructure manufacturers exit the CDMA market, the deployment of CDMA technology could be negatively affected, and our business could suffer.

Our four largest customers as of September 30, 2003 accounted for 51% and 48% of consolidated revenues in fiscal 2003 and 2002, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

     QCT Segment

     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	shortages of key components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	the rate of deployment of new technology by the network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.

     QTL Segment

     Our QTL segment derives royalty revenues from sales of CDMA products by our licensees. We derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.

     QWI Segment

     Our QIS division derives revenue primarily from software development and services revenues related to our BREW product and services and a QChat licensing agreement with Nextel. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, wireless device manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or will not build or buy similar capacity such that they no longer require BREW services. We also cannot assure you that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

We are subject to the risks of our and our licensees’ conducting business outside the United States.

     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell and service our products internationally. We have established sales offices around the world. We will continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, we may not be able to maintain an acceptable rate of growth in our business.

     Consolidated revenues from international customers as a percentage of total revenues were 78% in fiscal 2003, 70% in fiscal 2002, and 65% in fiscal 2001. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	unexpected changes in legal or regulatory requirements;

•	difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

•	our inability to succeed in significant foreign markets, such as China or India;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	inflation and deflation;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investment and loans.

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During fiscal 2003, 43% and 15% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 18% during fiscal 2002, respectively, and 35% and 22% during fiscal 2001, respectively. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business. The wireless markets in China and India represent significant growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had approximately 16 million CDMA subscribers in October 2003. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India, and Reliance Infocomm had approximately 4 million subscribers as of the end of September 2003. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

     We are subject to risks in certain global markets in which wireless operators provide subsidies on phone sales to their customers. Increases in phone prices that negatively impact phone sales can result from changes in regulatory policies related to phone subsidies. Limitations or changes in policy on phone subsidies in South Korea, Japan, China and other countries may have additional negative impacts on our revenues.

     We expect that royalty revenues derived from international licensees based upon sales of their products outside of the United States will continue to represent a significant portion of our total revenues in the future. Revenues from international licensees are denominated in U.S. dollars. However, to the extent that such licensees’ sales to their customers are not denominated in U.S. dollars, any royalties that we receive as a result of such sales are subject to fluctuations in currency exchange rates. In addition, if the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

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

     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Our trade receivables are generally United States dollar denominated. Any significant change in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Foreign CDMA wireless operators to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Foreign exchange hedging transactions could affect our cash flows and earnings because they may require the payment of structuring fees and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

Because we have made significant investments in and loans to CDMA wireless operators, our financial condition may be harmed if those CDMA wireless operators are not successful.

     We have provided significant funding to CDMA wireless operators to promote the worldwide adoption of CDMA products and services. Due to financial and competitive challenges facing CDMA wireless operators, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Domestic and international CDMA wireless operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and/or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these wireless operators. Certain wireless operators to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such write-downs or defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign wireless operators that we finance. These spectrum licenses initially may constitute the primary asset of the wireless operators. The amount of financing that we have provided and that we could provide in the future is substantial. If we are unable to recover our investments in or loans to these CDMA wireless operators, our financial condition may be harmed. See “Notes to Consolidated Financial Statements, Note 2 – Marketable Securities, Note 3 – Composition of Certain Financial Statement Captions, Finance Receivables and Note 4 – Investments in Other Entities.”

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

     Our operations may also be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers and may be harmed by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, widespread illness, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

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

     QWI Segment

     Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, OmniExpress and GlobalTRACS products. These third parties include companies such as Tyco International (M/A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., Andrew Corporation, American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Seavey Engineering Associates, Symbol Technologies, Navman NZ, Thomson-Airpax Mechatronics, Eagle-Picher Industries and Sony/Ericsson. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.

     Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. The wireless communications industry recently appears to be recovering from an industry-wide recession. We cannot predict whether a recovery will continue, the rate of any such recovery, or what effects negative events, such as war, may have on the economy. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the global economy and to the wireless communications industry and create further uncertainties. Further, an economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our industry is subject to competition that could result in decreased demand for our products and the products of our customers and licensees and/or declining average selling prices for our licensees’ products and our products, negatively affecting our revenues and operating results.

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

     Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, VIA Telecom, Samsung, Matsushita and Siemens, all of whom are also our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, GlobalTRACS, QConnect, EutelTRACS and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. Some potential competitors of our QWBS business, if they are successful, may harm our ability to compete in certain markets.

     Many of these current and potential competitors have advantages over us, including:

•	longer operating histories and presence in key markets;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.

     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

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

     Our future operating results will be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated customers or licensees, both domestically and internationally; our ability to develop, introduce and market new technology, products and services on a timely basis; management of inventory by us and our customers and their customers in response to shifts in market demand; changes in the mix of technology and products developed, licensed, produced and sold; seasonal customer demand; and other factors described elsewhere in this report and in these risk factors.

     These factors affecting our future operating results are difficult to forecast and could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investment analysts or investors in any period, the market price of our common stock may decline.

Our stock price is volatile.

     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	inflation and deflation;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

     Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

     From time to time, we may repurchase our common stock at prices that may later be higher than the fair market value of the stock. This could result in a loss of value for stockholders if the shares were reissued at lower prices.

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

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1X/1xEV-DO/1xEV-DV, GSM/GPRS, WLAN, WCDMA and GPS position location technologies. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We cannot assure you that the revenues generated from these products will meet our expectations.

     The market for our products and technology is characterized by many factors, including:

•	rapid technological advances and evolving industry standards;

•	changes in customer requirements;

•	frequent introductions of new products and enhancements; and

•	evolving methods of building and operating telecommunications systems.

     Our future success will depend on our ability to continue to develop and introduce new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology, and products and technology currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technology could decrease, and our competitive position could be damaged.

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

Claims by other companies that we infringe their intellectual property or that patents on which we rely are invalid could adversely affect our business.

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

     A number of other companies have claimed to own patents essential to various proposed 3G CDMA standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

     Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of our technology and our licensees may be prevented from manufacturing and selling the products that incorporate such technology without obtaining a license to use a third party’s technology. Even if such a patent challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation.

Potential tax liabilities could adversely affect our results.

     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result.

The high amount of capital required to obtain radio frequency licenses and deploy and expand wireless networks could slow the growth of the wireless communications industry and adversely affect our business.

     Our growth is dependent upon the increased use of wireless communications services that utilize our CDMA technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to: obtain licenses to use new frequencies; deploy wireless networks to offer voice and data services; and expand wireless networks to grow voice and data services. Over the last several years, the amount paid for spectrum licenses has increased significantly, particularly for frequencies used in connection with 3G technology. In addition, litigation and disputes involving prior and future spectrum auctions has delayed the expansion of wireless networks in the United States and elsewhere, and it is possible that this delay could continue for a significant amount of time. The significant cost of licenses and wireless networks, and delays associated with disputes over new licenses, may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement 3G wireless networks. Our growth could be adversely affected if this occurs.

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

Our business depends on the availability of satellite and other networks for our OmniTRACS, EutelTRACS, OmniExpress, LINQ, GlobalTRACS and QConnect systems and other communications products.

     Our OmniTRACS system currently operates in the United States market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). Based on system capacity analysis, we believe that the United States OmniTRACS operations will not require additional transponder capacity through 2004. We believe that in the event additional transponder capacity would be required in fiscal 2004 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms in a timely manner. A failure to maintain adequate satellite capacity would harm our business, operating results, liquidity and financial position.

     Our OmniExpress, LINQ, GlobalTRACS, QConnect and OmniOne systems are terrestrial-based products and thus rely on various wireless terrestrial communications networks operated by third parties. We believe these terrestrial networks will be available for our products; however, we cannot assure you that these networks will continue to be available to us or that they will perform adequately for our needs. The unavailability or nonperformance of these network systems could harm our business.

Our business and operations would suffer in the event of system failures.

     Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations or to our customers’ or licensees’ operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

     Message transmissions for domestic OmniTRACS, OmniExpress, GlobalTRACS, QConnect and OmniOne operations are formatted and processed at the Network Management Center in San Diego, California, which we operate, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Our Network Management Center operations are subject to system failures, which could interrupt the services and have a material adverse effect on our operating results.

     From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business that could have a material adverse effect on our results of operations.

We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.

     We intend to continue to pay quarterly dividends subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on our stock price.

Government regulation may adversely affect our business.

     Our products and those of our customers and licensees are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion or limitation of our technology by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

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

     Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. Our fiscal 2004 plan anticipates a significant increase in engineering resources. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

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

     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. New regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange, prohibiting member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

     For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $260 million and $234 million for fiscal 2003 and 2002, respectively, and increased our net loss by $167 million for fiscal 2001.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Item 2. Properties

     At September 30, 2003, we occupied the indicated square footage in the owned or leased facilities described below (in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

12	United States	Owned	1,516	Executive and administrative offices, manufacturing, research and development, sales and marketing, service functions, and network management hub.

27	United States	Leased	699	Administrative offices, research and development, sales and marketing, service functions, and network management hub.

9	Brazil	Owned	264	Administrative offices, sales and marketing, service functions and network operating centers.

33	Brazil	Leased	414	Administrative offices, sales and marketing, service functions and network operating centers.

5	Mexico	Leased	31	Administrative offices, sales and marketing, service functions and network operating centers.

2	Korea	Leased	31	Administrative offices and sales and marketing.

2	Japan	Leased	17	Administrative offices and sales and marketing.

1	Israel	Leased	38	Administrative offices and research and development.

1	Netherlands	Leased	20	Administrative offices, sales and marketing and research and development.

2	England	Leased	21	Administrative offices, sales and marketing and research and development.

4	China	Leased	73	Administrative offices, sales and marketing and research and development.

18	Other international	Leased	35	Administrative offices and sales and marketing.

	Total square footage		3,159

     In addition to the facilities above, we also own or lease an additional 1,333,884 square feet of properties that are leased or subleased to third parties. Our leases expire at varying dates through 2012 not including renewals that would be at our option.

     In fiscal 2003, we began construction on two facilities in San Diego, California totaling one million square feet to meet the requirements projected in our long-term business plan. We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized.

Item 3. Legal Proceedings

     Schwartz, et al v. QUALCOMM: 87 former QUALCOMM employees filed a lawsuit against us in the District Court for Boulder County, Colorado, alleging claims for intentional misrepresentation, nondisclosure and concealment, violation of C.R.S. Section 8-2-104 (obtaining workers by misrepresentation), breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, unjust enrichment, violation of California Labor Code Section 970, violation of California Civil Code Sections 1709-1710, rescission, violation of California Business & Professions Code Section 17200 and violation of California Civil Code Section 1575. The complaint seeks economic, emotional distress and punitive damages and unspecified amounts of interest. On November 29, 2001, the Court granted our motion to dismiss 17 of the plaintiffs from the lawsuit. Subsequently, the Court dismissed three other plaintiffs from the lawsuit. On November 18, 2002, the Court granted our motion to dismiss 61 of the remaining 67 plaintiffs from the lawsuit. We subsequently resolved the matters with the remaining plaintiffs. Those plaintiffs whose claims were dismissed have appealed. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone et al v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM. These cases were filed in San Diego County Superior Court by over 100 former employees, alleging claims for declaratory relief, breach of contract, intentional/negligent fraud, concealment, rescission, specific performance, work, labor and services, breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200 and unjust enrichment, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of our infrastructure business to Ericsson in 1999. We have answered the complaints, which have been consolidated. Although there can be no assurance that an unfavorable outcome of the dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

     GTE Wireless Incorporated (GTE) v. QUALCOMM: On June 29, 1999, GTE filed an action against us in the United States District Court for the Eastern District of Virginia seeking damages and injunctive relief and asserting that wireless telephones sold by us infringe a single patent allegedly owned by GTE. On September 15, 1999, the Court granted our motion to transfer the action to the United States District Court for the Southern District of California. On February 14, 2002, the District Court granted our motion for summary judgment that our products did not infringe GTE’s asserted patent and denied GTE’s motion seeking summary judgment of infringement. On July 14, 2003, GTE and we entered into a settlement agreement dismissing all claims and counterclaims with prejudice.

     Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against us, ostensibly on behalf of themselves and those former employees of ours whose employment was terminated in April 1999. Virtually all of the purported class of plaintiffs received severance packages at the time of the termination of their employment, in exchange for a release of claims, other than federal age discrimination claims, against us. The complaint was filed in California Superior Court in and for the County of Los Angeles and purports to state ten causes of action including breach of contract, age discrimination, violation of Labor Code Section 200, violation of Labor Code Section 970, unfair business practices, intentional infliction of emotional distress, unjust enrichment, breach of the covenant of good faith and fair dealing, declaratory relief and undue influence. The complaint seeks an order accelerating all unvested stock options for the members of the class, plus economic and liquidated damages of an unspecified amount. On June 27, 2000, the case was ordered transferred from Los Angeles County Superior Court to San Diego County Superior Court. On July 3, 2000, we removed the case to the United States District Court for the Southern District of California, and discovery commenced. On May 29, 2001, the Court dismissed all plaintiffs’ claims except for claims arising under the federal Age Discrimination in Employment Act. On July 16, 2001, the Court granted conditional class certification on the remaining claims, to be revisited by the Court at the end of the discovery period. On April 15, 2003, the Court granted our summary judgment motions as to all remaining class members’ disparate impact claims. On June 18, 2003, the Court ordered decertification of the class and dismissed the remaining claims of the opt-in plaintiffs without prejudice. Plaintiffs have filed an appeal. On June 20, 2003, 76 of the opt-in plaintiffs filed an action in Federal District Court for the Southern District of California, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. To date, the complaint has not been served. Although there can be no assurance that an unfavorable outcome of these disputes would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the actions.

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM and SnapTrack: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against us and SnapTrack, a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against SnapTrack and us. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. Since then, the court has denied a second motion for summary judgment by Zoltar and denied summary judgment motions by us with leave to renew the motions at trial. The court is also considering further claim construction and will consider further evidence on invalidity prior to trial. Trial is currently set for February 24, 2004. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

     Texas Instruments: On July 25, 2003, we filed an action in Delaware Superior Court against Texas Instruments Incorporated for breach of a patent portfolio license agreement between the parties, seeking damages and other relief. On September 23, 2003, Texas Instruments filed an action in Delaware Chancery Court against us alleging breach of the same agreement, seeking damages and other relief. Although there can be no assurance that an unfavorable outcome of the action brought by Texas Instruments would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the action.

     We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of our sale of cellular phones. On March 5, 2003, the Court granted the defendants motions to dismiss five of the consolidated cases (Pinney, Gimpleson, Gillian, Farina and Naquin) on the grounds that the claims were preempted by federal law. On April 2, 2003, the plaintiffs filed a notice of appeal of this order and the Court’s order denying remand. All remaining cases filed against us allege personal injury as a result of their use of a wireless telephone. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling (which was upheld on appeal) in another case to which we are not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and will vigorously defend the actions.

     We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. We are engaged in numerous other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

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

	High ($)	Low ($)

Fiscal 2002
First Quarter	62.49	38.31
Second Quarter	53.34	31.03
Third Quarter	40.35	24.49
Fourth Quarter	31.39	23.21
Fiscal 2003
First Quarter	42.89	27.33
Second Quarter	39.95	32.63
Third Quarter	38.18	29.58
Fourth Quarter	46.05	34.33

     As of November 3, 2003, there were 10,324 holders of record of our common stock. On November 3, 2003, the last sale price reported on the NASDAQ National Market for our common stock was $48.25 per share.

     On February 11, 2003, we committed up to $1 billion to repurchase shares of our common stock over a two year period. During fiscal 2003, we bought 4,915,000 shares at a net aggregate cost of $158 million.

     On February 11, 2003, we announced our first common stock dividend of $0.05 per share. On July 16, 2003, we announced an increase in our quarterly dividend from $0.05 to $0.07 per share on our common stock. Cash dividends announced in fiscal 2003 were as follows (in thousands, except per share data):

	Fiscal 2003

	Per Share	Total	Cumulative

First Quarter	$—	$—	$—
Second Quarter	$0.05	39,461	39,461
Third Quarter	$0.05	39,546	79,007
Fourth Quarter	$0.07	55,769	134,776

Total	$0.17	$134,776

     On October 8, 2003, we announced a cash dividend of $0.07 per share, payable on December 26, 2003 to stockholders of record at the close of business on November 28, 2003. We intend to continue to pay quarterly dividends subject to continued capital availability and a determination that cash dividends continue to be in the best interests of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model.

Employee Stock Options

     Our stock option plans are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.

     Pursuant to our 2001 Stock Option Plan (2001 Plan), we may grant options to selected employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding six years and are exercisable for up to ten years from the grant date. We also may grant options pursuant to our 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan). This plan provides for non-qualified stock options to be granted to non-employee directors at an exercise price of not less than fair market value of the stock at the date of grant, vesting over periods not exceeding five years and exercisable for up to ten years from the grant date. The Board of Directors may terminate the 2001 Plan and/or the 2001 Directors’ Plan at any time though it must nevertheless honor any stock options previously granted pursuant to the plans.

     Additional information regarding our stock option plans and plan activity for fiscal 2003, 2002 and 2001 is provided in our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 8 – Employee Benefit Plans.”

Equity Compensation Plans Approved by Stockholders

     Information about our equity compensation plans at September 30, 2003 that were either approved or not approved by our stockholders was as follows (number of shares in thousands):

	Number of	Weighted	Number of
	Shares to be	Average	Shares
	Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by stockholders (a)	106,150	$34.66	21,744
Equity compensation plans not approved by stockholders (b)	336	$2.03	66

Total	106,486	$34.56	21,810

(a)	Consists of six plans: our 1991 Stock Option Plan, 2001 Stock Option Plan, 1998 Non-Employee Directors’ Stock Option Plan, 2001 Non-Employee Directors’ Stock Option Plan, 2001 Employee Stock Purchase Plan and the Executive Retirement Matching Contribution Plan.

(b)	Consists of two plans: our 1996 Non-Qualified Employee Stock Purchase Plan and the SnapTrack, Inc. 1995 Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 8 – Employee Benefit Plans.”

Item 6. Selected Consolidated Financial Data

     The following balance sheet data and statements of operations for the five years ended September 30, 2003 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2003 and 2002 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2003 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended September 30 (1)

	2003	2002	2001	2000	1999

	(in thousands except per share data)
Statement of Operations Data:
Revenues	$3,970,636	$3,039,560	$2,679,786	$3,196,780	$3,937,299

Operating income	1,310,235	673,268	38,687	722,638	405,140

Income (loss) before accounting change	827,441	359,677	(560,141)	622,146	200,879
Accounting changes, net of tax	—	—	(17,937)	—	—

Net income (loss)	$827,441	$359,677	$(578,078)	$622,146	$200,879

Basic earnings (loss) per common share (2):
Income (loss) before accounting change	$1.05	$0.47	$(0.74)	$0.87	$0.34
Accounting change, net of tax	—	—	(0.02)	—	—

Net income (loss)	$1.05	$0.47	$(0.76)	$0.87	$0.34

Diluted earnings (loss) per common share (2):
Income (loss) before accounting change	$1.01	$0.44	$(0.74)	$0.79	$0.31
Accounting change, net of tax	—	—	(0.02)	—	—

Net income (loss)	$1.01	$0.44	$(0.76)	$0.79	$0.31

Cash dividends per share	$0.17	$—	$—	$—	$—

Shares used in earnings per share calculations (2):
Basic	789,586	770,887	755,969	717,205	594,714
Diluted	817,755	809,329	755,969	800,121	649,889
Pro forma effect of change in accounting principle (3):
Net income				$595,116	$209,062
Net earnings per common share - basic				$0.83	$0.35
Net earnings per common share - diluted				$0.75	$0.32
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,371,751	$3,199,512	$2,580,512	$2,520,914	$1,684,926
Total assets	8,822,436	6,506,048	5,669,733	6,014,917	4,534,950
Long-term debt	123,302	94,288	235	266	795
Company-obligated mandatorily redeemable Trust Convertible Preferred Securities of a subsidiary trust holding solely debt securities of the Company	—	—	—	—	659,555
Total stockholders’ equity	$7,598,572	$5,391,956	$4,812,415	$5,468,263	$2,871,755

(1)	Our fiscal year ends on the last Sunday in September. As a result, fiscal 2001 includes 53 weeks.

(2)	We effected a two-for-one stock split in May 1999 and a four-for-one stock split in December 1999. All references to number of shares and per share amounts have been restated to reflect these stock splits.

(3)	The pro forma effect of change in accounting principle reflects the impact of SAB 101 on previously reported results assuming it had been in effect in those periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We design, manufacture and market digital wireless telecommunications products and services based on CDMA and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties from our intellectual property, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative, amortization of acquisition-related intangible assets, and asset impairment charges.

     Our QUALCOMM CDMA Technologies (QCT) segment is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 61%, 52% and 51% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

     Our QUALCOMM Technology Licensing (QTL) segment grants licenses to use our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1x EV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 25%, 28% and 29% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

     Our QUALCOMM Wireless & Internet (QWI) segment, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software, and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets and construction equipment fleets. QIS provides the BREW product and services for the development and over-the-air CDMA deployment of data services on wireless devices. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA wireless devices. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. The Digital Cinema business develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. QWI revenues comprised 12%, 14% and 16% of total consolidated revenues in fiscal 2003, 2002 and 2001, respectively.

     Our QUALCOMM Strategic Initiatives (QSI) segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy has been to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. QSI’s revenues relate primarily to the consolidation of our investment in Vésper Holding. QSI revenues comprised 3% and 4% of total consolidated revenues in fiscal 2003 and 2002, respectively. QSI did not generate revenues in 2001.

     Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. The wireless communications industry recently appears to be recovering from an industry-wide recession. We cannot predict whether a recovery will continue, the rate of such recovery, or what effects negative events, such as war, may have on the economy. Further, an economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. To increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of other commercial deployments. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X are delayed or unsuccessful, our business and financial results may be harmed.

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

     Revenues from customers in South Korea, the United States, and Japan comprised 43%, 22% and 15%, respectively, of total consolidated revenues in fiscal 2003, as compared to 37%, 30%, and 18%, respectively, in fiscal 2002, and 35%, 35% and 22%, respectively, in fiscal 2001. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to higher chipset sales to phone manufacturers in South Korea who have leading CDMA market share in South Korea and worldwide. The decrease in revenues from customers in the United States and Japan, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than the United States and Japan.

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

     Revenue Recognition

     We derive revenue principally from sales of integrated circuit products, from royalties, from messaging and other services and related hardware sales, from software development and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which we adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. We recognized $44 million, $66 million and $95 million during fiscal 2003, 2002 and 2001, respectively, in operating income related to revenue and expense that were recognized in prior years.

     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which we adopted in the fourth quarter of fiscal 2003. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. Beginning with the adoption of SAB 101 until the fourth quarter of fiscal 2003, we recognized revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products by our QWBS division ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years. SAB 101 required the ratable recognition of these sales because the messaging service was considered integral to the functionality of the hardware and software. Because EITF Issue No. 00-21 does not require the deferral of revenue when an undelivered element is considered integral to the functionality of a delivered element and because EITF Issue No. 00-21 otherwise requires separate unit accounting, we began recognizing revenues and expenses from such sales starting in the fourth quarter of fiscal 2003 at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. We have elected to adopt EITF Issue No. 00-21 prospectively for revenue arrangements entered into after the third quarter of fiscal 2003, rather than reporting the change in accounting as a cumulative-effect adjustment. As a result, during the fourth quarter of fiscal 2003, we recognized certain revenue and related cost of sales for QWBS equipment sales upon shipment, while continuing to amortize unearned revenue and cost of sales, with an $11 million gross margin effect, for units shipped in prior periods. Deferred revenues and expenses related to the historical QWBS sales that will continue to be amortized in future periods were $183 million and $102 million, respectively, at September 30, 2003. Gross margin related to these prior sales is expected to be recognized as follows: $37 million in fiscal 2004, $24 million in fiscal 2005, $13 million in fiscal 2006, $6 million in fiscal 2007 and $1 million in fiscal 2008.

     We license rights to use our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1x EV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. Licensees typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating our intellectual property. License fees are generally recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We recognize royalty revenue as earned when reasonable estimates of such amounts can be made.

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

     Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements and defer revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the only undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair values of deliverable elements. The amount or timing of our software license revenue may differ as a result of changes in these judgments or estimates.

     Unearned revenue consists primarily of fees related to software products and license fees for intellectual property for which delivery is not yet complete and to hardware products sales with a continuing service obligation.

     Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

     Valuation of Intangible Assets and Investments

     Our business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

     We reversed approximately $1.1 billion of our valuation allowance on substantially all of our United States deferred tax assets during fiscal 2003 as a credit to stockholders’ equity. We now believe that we will more likely than not have sufficient taxable income after stock option deductions to utilize our deferred tax assets. We continue to provide a valuation allowance on substantially all of our foreign deferred tax assets because of uncertainty regarding their realization due to a history of losses from operations.

     We can only use our capital losses and capital loss carrybacks or carryforwards to offset capital gains. We expect that our future capital gains will be sufficient to utilize the capital losses that we have incurred through fiscal 2002. Beginning in fiscal 2003, we have provided a valuation allowance for new deferred tax assets related to capital loss items through our statement of operations. We expect that any additional capital losses in future years will also require the provision of a valuation allowance through the statement of operations, if we are unable to generate sufficient future capital gains to utilize these additional capital losses through our tax planning strategies. If capital losses are utilized and any portion of the valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

     We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

     Litigation

     We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.

Licensing

     We grant licenses to use our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. Licensees typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating our intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We earn royalties on CDMA products sold worldwide by our licensees in the period that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, we estimate the royalty revenues from certain licensees (the Estimated Licensees) in the current quarter when reasonable estimates of such amounts can be made. Not all royalties earned are estimated. Royalties for licensees for which we have minimal history and certain licensees that do not buy our integrated circuit products are recorded one quarter in arrears when they are reported to us by those licensees. Estimates of royalty revenues for the Estimated Licensees are based on analyses of our sales of integrated circuits to our Estimated Licensees, historical royalty data by Estimated Licensee, the relationship between the timing of our sales of integrated circuits to our Estimated Licensees and our Estimated Licensees’ sales of CDMA products, average sales price forecasts, and current market and economic trends. Once royalty reports are received from the

Estimated Licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter.

     The following table summarizes royalty related data for fiscal 2003, 2002 and 2001 (in millions):

	Fiscal Year

	2003	2002	2001

Components of royalty revenues
Estimate at end of prior year*	$150	$122	$100
Royalties reported in first quarter related to prior year estimate	167	146	133

Variance included in current year revenues	17	24	33
Other royalties reported in current year	670	551	506
Estimate at year end	151	150	122

Total royalty revenues from licensees	$838	$725	$661

* This amount is the estimate for the fourth quarter of the previous fiscal year.

     For example, for fiscal 2002, we estimated royalties of $150 million from the Estimated Licensees for the fourth quarter of fiscal 2002. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the first quarter of fiscal 2003 were $167 million. The variance of $17 million was recorded in royalty revenues in the first quarter of fiscal 2003. Therefore, total royalty revenues from licensees for fiscal 2003 of $838 million included: 1) the variance of $17 million, 2) other royalties reported during fiscal 2003 of $670 million, and 3) the estimate made in the fourth quarter of fiscal 2003 of $151 million based upon Estimated Licensees’ estimated sales during the fourth quarter of fiscal 2003, which we believe will be reported by the Estimated Licensees in the first quarter of fiscal 2004.

Strategic Investments and Financing

     Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. In general, we enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. As part of the agreement to sell our infrastructure equipment business to Ericsson in 1999, we have provided equipment financing to customers of Ericsson on a shared basis with respect to Ericsson’s sale of CDMA infrastructure. Due to financial and competitive challenges facing CDMA wireless operators, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Domestic and international CDMA wireless operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and/or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these wireless operators.

     Our QSI segment maintains strategic holdings of various issuers and types. These securities include available-for-sale equity securities and derivative investments that are recorded on the balance sheet at fair value. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. Available-for-sale equity securities and derivative investments recorded at fair value subject us to equity price risk. The fair values of these strategic investments are subject to substantial quarterly and annual fluctuations and to significant market price volatility. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. In general, our investments in available-for-sale equity securities and derivative investments suffered significant decreases in market value during the last three years. Downward fluctuations and market trends could further adversely affect our operating results. In addition, the realizable value of these securities and derivative investments is subject to market and other conditions.

     QSI also makes strategic investments in privately held companies, including early stage companies and venture funds. These investments are recorded at cost or under the equity method, but the recorded values may be written down due to changes in the companies’ conditions or prospects. These strategic investments are inherently risky as the market for the technologies or products the investees are developing may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. Most of these strategic investments will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment income (expense).

     We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, we will record a charge to investment income (expense). During fiscal 2003, 2002 and 2001, we recognized $138 million, $230 million and $198 million, respectively, in charges related to other-than-temporary losses on marketable and private securities. In some cases, we make strategic investments that require us to consolidate or record our equity in the losses of early stage companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.

     From time to time, we may accept an equity interest in a licensee as consideration for a portion or all of the license fee payable under our CDMA license agreement. We record license fee revenue based on the fair value of the equity instruments received, if determinable. The measurement date for determination of fair value is the earlier of the date at which a performance commitment is made or the date at which the performance is complete. The evaluation procedures used to determine fair value include, but are not limited to, examining the current market price for the shares if the licensee is publicly traded, examining recent rounds of financing and the licensee’s business plan if not publicly traded, and performing other due diligence procedures. This equity program does not affect the licensees’ obligations to pay royalties under their CDMA license agreements. The amount of cash consideration and the timing of revenue recognition vary depending on the terms of each agreement. As of September 30, 2003, ten licensees have participated in this program. We recognized $5 million, $6 million and $7 million of revenue in fiscal 2003, 2002 and 2001, respectively, related to equity received as consideration for license fees.

     Vésper Holding, Ltd.

     In fiscal 1999, we acquired an ownership interest in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies or collectively, Vésper). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In addition, we extended long-term financing to Vésper in fiscal 2000. In November 2001, we consummated a series of transactions resulting in an overall financial restructuring (the Restructuring) of the Vésper Operating Companies, which resulted in our obtaining a controlling financial interest in Vésper.

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

     On November 29, 2001, we forgave $119 million under our debt facility with VeloCom. We also converted our remaining $56 million convertible promissory note into equity securities of VeloCom in conjunction with our acquisition of Vésper Holding. The conversion increased our equity interest in VeloCom to 49.9%. We used the equity method to account for our investment in VeloCom. On July 2, 2003, we transferred to VeloCom all of our equity interest in VeloCom in exchange for (a) 49.9% of the shares of Vésper Holding held by VeloCom, which represented approximately 11.9% of the issued and outstanding shares of Vésper Holding, and (b) elimination of VeloCom’s minority consent rights with respect to Vésper Holding. We recorded a net loss of $7 million on the exchange resulting primarily from the recognition of cumulative translation losses, previously included in stockholders’ equity, in the statement of operations during the fourth quarter of fiscal 2003. After giving effect to the exchange, we own an approximate 83.9% direct interest in Vésper Holding and hold no continuing interest in VeloCom at September 30, 2003.

     On November 19, 2002, we won bids to acquire personal mobile service (SMP) licenses in the state of São Paulo (excluding São Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil. Approximately $8 million of the approximate $82 million purchase price for the SMP licenses was paid in December 2002. The remaining Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation, payable in six equal annual installments starting in fiscal 2006. At September 30, 2003, the outstanding license fee obligation was approximately $111 million, having increased as a result of accrued interest and the strengthening of the Brazilian real against the U.S. dollar.

     Due to a series of adverse regulatory developments that negatively affected Vésper’s prospects, we are pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of. In accordance with this strategy, on September 25, 2003, Embratel Participações S.A. (Embratel) entered into an agreement to acquire from us for nominal consideration the Vésper Operating Companies (the Embratel sale transaction), excluding the tower and rooftop antennae assets and related property leases (Tower Sites). Concurrent with the closing, Vésper will enter into a multi-year arrangement whereby it pays a monthly fee to us to use the Tower Sites. The sum of these fees, net of certain pass through expenses, is expected to exceed $77 million over the life of the arrangement. The SMP licenses also are not included in the Embratel sale transaction, except for a right of first refusal of Embratel to purchase the SMP licenses in the event of a sale to a third party or return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. We are evaluating our options with respect to the SMP licenses, including a possible return of the licenses to Anatel.

     The closing of the Embratel sale transaction is contingent upon a number of events being completed prior to or concurrent with closing. The status of certain of these items follows:

•	Regulatory Approval. Regulatory approval from Anatel, which was requested on October 14, 2003, is required before a sale can be consummated. We anticipate a response within approximately 60 days.

•	Vésper Bank Forbearance. On September 15, 2003, we and Vésper entered into an agreement with local bank creditors of and lessors to Vésper (the Vésper Banks) concerning Vésper’s defaults under secured bank loans and leases with such creditors, which defaults occurred and have been continuing since May, 2003. Pursuant to this agreement, the Vésper Banks waived existing defaults and agreed to forbear from exercising any remedies under the loans and leases, including forbearing from calling for payment in full of all amounts due under such loans and leases until December 15, 2003. The Brazilian real equivalent of approximately $85 million was outstanding under such loans and leases at September 30, 2003. Notwithstanding the respective waiver and forbearance from the Vésper Banks, the Vésper Operating Companies were charged a 2% default penalty and are continuing to charge an additional 1% in interest per month on the amount in default. The bank loans and leases that are in default are presented on our balance sheet as current liabilities at September 30, 2003.

•	Vésper Bank Settlement and Release. The Vésper Banks also agreed to discharge all outstanding loans and leases, including default penalties and interest accrued on such amounts, settle all outstanding claims and grant a full and complete release for all obligations with respect to such loans and leases in exchange for a payment of approximately $46.6 million concurrent with the consummation of the Embratel sale transaction. Bell Canada International (BCI), a former shareholder in Vésper and a guarantor of a portion of the Vésper Banks’ outstanding loans and leases to Vésper, is expected to fund $12 million of this amount. On October 7, 2003, BCI received the requisite court order to perform its obligations under agreements in connection with payment of the $12 million settlement, as required under the liquidation laws governing BCI in Canada.

•	Tower Usage Agreement. In connection with the Embratel sale transaction, the Vésper Operating Companies will enter into a 10-year tower usage rights agreement, with two consecutive 5-year renewal options, to use specified amounts of space on the Tower Sites that we will retain. We will have the ability to sell some or all of our interests in the Tower Sites and assign the associated rights under this usage rights agreement.

•	Funding. We are required to provide $6 million in interim funding to Vésper on, or prior to, closing of the Embratel sale transaction.

     Given the uncertainty associated with the closing contingencies, we have not presented the Vésper-related assets and liabilities as “held for sale” in our September 30, 2003 balance sheet. Further, we do not expect to present Vésper’s historical operations as discontinued operations in our consolidated statements of operations in future financial statements because of our expectation of a continuing involvement in the Vésper business by way of an on-going tower usage arrangement. In the near term, prior to the close of the Embratel sale transaction, Vésper will continue to operate its existing fixed wireless and wireline network. Vésper will continue to undertake significant cost cutting measures to preserve the value of its core assets and existing business while reducing cash expenditures.

     As a result of adverse regulatory developments, and after an evaluation of the potential acquirers and the valuations that they may ascribe to Vésper given the regulatory situation, we recorded a $160 million impairment loss on our long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values at that date. At September 30, 2003, the carrying values of assets and liabilities related to Vésper totaled $265 million and $307 million, respectively.

     Assuming the requisite government approvals are received and all conditions to close are satisfied, we anticipate providing approximately $40 million to $45 million in aggregate funding (including the $6 million of interim funding) by the closing date to facilitate the Embratel sale transaction. We expect to recognize cumulative foreign currency translation losses, previously included in stockholders’ equity, as part of the gain or loss on a sale or other disposition of Vésper. We expect to record an approximate $35 million to $45 million loss if and when the transaction closes, including the cumulative foreign currency translation losses.

     We may incur additional losses related to Vésper if we are not successful in closing the sale transaction with Embratel or, in that event, if we are unable to realize the estimated fair value of Vésper’s assets upon their sale to another party or other disposition or if we are unable to effect such a sale or other disposition of Vésper and/or its assets quickly.

     Additional risks and uncertainties specific to Vésper include risks associated with:

•	the ability of the Vésper banks to call their loans to Vésper and exercise their rights in connection with certain lease obligations of Vésper if the Embratel sale transaction does not close by December 15, 2003;

•	the liquidity and value of the assets, which may be diminished prior to the close of a sale transaction or other disposal of Vésper;

•	continuing regulatory uncertainty and further adverse rulings, and uncertainty of success on any related legal challenges, increasing risk and reducing our ability to execute an orderly and fair market disposition;

•	the inability to retain key employees during the sale/disposition process;

•	the inability to maintain certain services, and quality of service levels during or prior to the sale/disposition that may lead to increased pressure related to regulatory compliance;

•	the ability of certain trade creditors with significantly delayed payments to seek immediate court induced payments which, if called, in aggregate exceed the current cash available to Vésper;

•	the inability to secure immediate financial relief in the form of adjustments in current key contracts and/or loan provisions that may lead to reduced valuations;

•	the Embratel sale transaction does not receive regulatory approval in a timely manner;

•	the conditions under which we would return the SMP licenses are unclear, which may result in additional costs.

•	following the close of the Embratel sale transaction, Vésper defaults on any of its obligations under the tower usage agreement, including making the tower usage payments;

•	we are unable to sell all, or any portion, of our interest in the tower assets; and

•	following the close of the Embratel sale transaction, we are unable to comply with our obligations to Vésper under the tower usage rights agreement or the cost of fulfilling such obligations is higher than projected.

     Pegaso Telecomunicaciones, S.A. de C.V.

     We have had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On September 10, 2002, Telefónica Móviles (Telefónica) acquired a 65% controlling interest in Pegaso. On October 10, 2002, Pegaso paid $82 million in full satisfaction of the interim and additional interim loans. On November 8, 2002, Pegaso paid $435 million in full satisfaction of the bridge loan facility. We used approximately $139 million of the bridge loan proceeds to purchase outstanding vendor debt owed by Pegaso to other lenders. On March 31, 2003, Pegaso paid $4 million on the equipment loan facility. On June 13, 2003, Pegaso prepaid $281 million of the equipment loan facility, including accrued interest, in accordance with certain terms of the equipment loan facility. As a result of these transactions, finance receivables from Pegaso decreased by $663 million.

     At September 30, 2003, amounts outstanding, net of deferred interest, under the Pegaso equipment loan facility were $181 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 30, 2002. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% through September 9, 2004, LIBOR plus 3% thereafter through September 9, 2007 and LIBOR plus 6% thereafter. We recognized $41 million, $9 million and $90 million in interest income related to the Pegaso financing arrangements during fiscal 2003, 2002 and 2001, respectively, including $23 million of deferred interest income recorded as a result of the prepayment in fiscal 2003.

     Pegaso is an early stage wireless operator facing significant competition in Mexico. Based on current information and available evidence, including the acquisition of Pegaso by Telefónica, we believe that we will ultimately be able to collect the remaining long-term financing due from Pegaso, however Pegaso may not succeed. Failure to collect our finance receivables could have a material adverse effect on our operating results and financial condition.

     Inquam Ltd

     In October 2000, we agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. We provided the final $27 million under this equity commitment during fiscal 2003 and had no remaining equity funding commitment at September 30, 2003.

     On March 26, 2003, we agreed to extend $25 million of bridge loan financing to Inquam. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. We provided the $25 million in funding during fiscal 2003 and had no remaining commitment under the bridge loan at September 30, 2003.

     On July 14, 2003, we approved an additional $50 million investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. No commitments related to these potential investments were in place at September 30, 2003. On September 19, 2003, we agreed, along with this other existing investor, to provide an additional $5 million each in bridge financing to enable Inquam to meet its cash flow requirements while the terms of a new equity investment are being negotiated. It is the intention of both parties that this second $10 million bridge loan will be repaid with the proceeds from the anticipated equity investment. We provided $2 million under this second bridge loan during fiscal 2003 and had a remaining funding commitment of $3 million at September 30, 2003.

     On September 22, 2003, we agreed, along with another investor in Inquam, to guarantee the payment of amounts due by Inquam under a bank credit agreement. Our maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. No amounts were outstanding under the bank credit agreement as of September 30, 2003.

     We use the equity method to account for our investment in Inquam. During fiscal 2003, we recorded an $11 million other-than-temporary impairment loss related to our investment in Inquam. The impairment loss was the difference between the carrying value of the investment and its estimated fair value. At September 30, 2003, our equity and debt investment in Inquam was $68 million, net of equity in losses and impairment. We expect that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $70 million to $80 million in cash through the first half of calendar 2004. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If the Inquam operating companies cannot raise debt financing as expected or new investors cannot be found, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Fiscal 2003 Compared to Fiscal 2002

     Total revenues for fiscal 2003 were $3,971 million, compared to $3,040 million for fiscal 2002. Revenues from Samsung, LG Electronics, Motorola, and Kyocera, customers of our QCT, QTL and other nonreportable segments, comprised an aggregate of 17%, 13%, 13% and 9% of total consolidated revenues, respectively, in fiscal 2003 as compared to 15%, 11%, 7% and 14% of total consolidated revenues, respectively, in fiscal 2002. The percentages for Kyocera included 1% and 3% in fiscal 2003 and 2002, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement expired in February 2003.

     Revenues from sales of equipment and services for fiscal 2003 were $2,986 million, compared to $2,205 million for fiscal 2002. Revenues from sales of equipment and services for fiscal 2003 included $123 million related to the consolidation of Vésper Holding, compared to $125 million in fiscal 2002. Revenues from sales of integrated circuits increased $828 million, primarily due to an increase in unit shipments of Mobile Station Modem (MSM) and accompanying radio frequency (RF) integrated circuits.

     Revenues from licensing and royalty fees for fiscal 2003 were $985 million, compared to $835 million for fiscal 2002. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees.

     Cost of equipment and services revenues for fiscal 2003 was $1,430 million, compared to $1,137 million for fiscal 2002. The increase primarily resulted from an increase in revenues from sales of equipment and services. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for fiscal 2003, compared to 52% for fiscal 2002. The margin percentage improvement in fiscal 2003 compared to fiscal 2002 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total. Cost of equipment and services revenues for fiscal 2003 included $162 million related to the consolidation of Vésper Holding, compared to $183 million in fiscal 2002. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     For fiscal 2003, research and development expenses were $523 million or 13% of revenues, compared to $452 million or 15% of revenues for fiscal 2002. The dollar increase in research and development expenses was primarily due to an $88 million increase in costs primarily related to increased engineering resources for integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1X/1xEV-DO/1xEV-DV, GSM/GPRS, WLAN, WCDMA and radioOne technologies, partially offset by an $11 million reduction in research and development efforts supporting the QDM division of the QWI segment and a $3 million reduction of support efforts related to the Globalstar business.

     For fiscal 2003, selling, general and administrative expenses were $535 million or 13% of revenues, compared to $509 million or 17% of revenues for fiscal 2002. The dollar increase was primarily due to a $27 million increase in employee-related expenses, a $12 million increase in depreciation and amortization expense, a $6 million increase in professional fees, primarily patent administration, and outside services and a $6 million increase related to international marketing and support efforts, partially offset by a $45 million decrease in Vésper expenses, including the effects of foreign currency fluctuations. Selling, general and administrative expenses for fiscal 2003 included $62 million related to the consolidation of Vésper Holding, compared to $107 million in fiscal 2002.

     Amortization of goodwill and other acquisition-related intangible assets was $9 million for fiscal 2003, compared to $259 million in fiscal 2002. Starting in fiscal 2003, we no longer record goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142. Amortization charges were primarily related to the acquisition of SnapTrack in March 2000.

     For fiscal 2003, asset impairment and related charges were $194 million, compared to less than $1 million of such charges in fiscal 2002. Asset impairment and related charges during fiscal 2003 were comprised of a $160 million impairment loss on long-term assets related to Vésper and a $34 million impairment loss on our wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     For fiscal 2003, other operating income was $31 million, compared to other operating expenses of $9 million in fiscal 2002. Other operating income during fiscal 2003 resulted from $47 million of other income related to the transfer of a portion of the Federal Communications Commission (FCC) auction discount voucher’s value to two wireless operators, offset by a $16 million charge related to the write down of notes receivable from an early stage CDMA wireless operator and an early stage media company. Other operating expenses during fiscal 2002 resulted from the write down of a note receivable from an early stage CDMA wireless operator.

     Interest expense was $31 million for fiscal 2003, compared to $26 million for fiscal 2002. Interest expense was primarily related to the $226 million and $113 million Vésper-related long-term debt at September 30, 2003 and 2002, respectively.

     Net investment income was $6 million for fiscal 2003 compared to net investment expense of $186 million for fiscal 2002. The change was primarily comprised as follows (in millions):

	Years Ended September 30,

	2003	2002	Change

Interest income:
Corporate	$112	$102	$10
QSI	51	33	18
Net realized gains on investments:
Corporate	17	—	17
QSI	56	2	54
Other-than-temporary losses on marketable securities	(100)	(206)	106
Other-than-temporary losses on other investments	(38)	(24)	(14)
Change in fair values of derivative investments	(3)	(58)	55
Minority interest in loss (income) of consolidated subsidiaries	37	52	(15)
Equity in losses of investees	(126)	(87)	(39)

	$6	$(186)	$192

     The increase in interest income on corporate cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The increase in QSI interest income was primarily the result of $23 million of deferred interest income recorded as a result of a prepayment on Pegaso debt facilities in fiscal 2003. The other-than-temporary losses on marketable securities during fiscal 2003 primarily related to an $81 million impairment of our investment in KTF and a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. The increase in other-than-temporary losses on other investments is primarily related to an $11 million impairment of our investment in Inquam and a $9 million impairment of our investment in a development stage CDMA wireless operator. The change in fair values of derivative investments during fiscal 2002 primarily resulted from movements in the price of Leap Wireless stock, which affected the fair values of our warrants to acquire Leap Wireless stock. Equity in losses of investees primarily increased due to a $43 million increase in our equity in losses incurred by Inquam.

     Income tax expense was $458 million for fiscal 2003, compared to $101 million for fiscal 2002. The annual effective tax rate was approximately 36% for fiscal 2003, compared to a rate of 22% for fiscal 2002. The annual effective tax rate for fiscal 2003 was lower than the combined federal and state statutory tax rate of approximately 39% primarily due to the U.S. tax write-off of investments in certain foreign subsidiaries that became worthless during the year and foreign earnings that were taxed at less than the federal rate. The reductions were partially offset by foreign and capital losses for which we are not recording a tax benefit. The fiscal 2002 effective tax rate was lower than the fiscal 2003 effective tax rate principally due to the reduction of valuation allowances in fiscal 2002 that were previously charged to tax expense, partially offset by the amortization of non-deductible goodwill in fiscal 2002.

Our Segment Results for Fiscal 2003 Compared to Fiscal 2002

QUALCOMM CDMA Technologies Segment (QCT)

     QCT segment revenues for fiscal 2003 were $2,424 million, compared to $1,591 million for fiscal 2002. Earnings before taxes for fiscal 2003 were $797 million, compared to $441 million for fiscal 2002. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 33% in fiscal 2003, compared to 28% in fiscal 2002. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM and accompanying RF integrated circuits. Approximately 99 million MSM integrated circuits were sold during fiscal 2003, compared to approximately 65 million for fiscal 2002. Research and development and selling, general and administrative expenses were $62 million higher and $19 million higher, respectively, for fiscal 2003 as compared to fiscal 2002 primarily associated with new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1X/1xEV-DO/1xEV-DV, GSM/GPRS, WLAN, WCDMA and radioOne technologies. The increase in operating margin percentage in fiscal 2003 as compared to fiscal 2002 was primarily related to the 52% increase in revenue as compared to the 18% increase in research and development and selling, general and administrative expenses. QCT inventories were $75 million at September 30, 2003, representing a 48% increase from September 30, 2002, primarily as a result of anticipated future demand for 1X products.

QUALCOMM Technology Licensing Segment (QTL)

     QTL segment revenues for fiscal 2003 were $1,000 million, compared to $847 million for fiscal 2002. Royalty revenues from licensees were $838 million in fiscal 2003, compared to $725 million in fiscal 2002. Revenues from license fees were $59 million in fiscal 2003, compared to $55 million in fiscal 2002. Other revenues were comprised of intersegment royalties. Royalty revenues include an estimate of royalties from certain licensees that have been earned, but will not be reported by those licensees to us until after the end of the fiscal year. Once royalty reports are received from those licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received, usually the following quarter. Royalties for fiscal 2003 included $151 million in estimated royalties for the fourth quarter of fiscal 2003 and $17 million in royalties earned, but not estimated, in the fourth quarter of fiscal 2002. By comparison, royalties for fiscal 2002 included $150 million in estimated royalties for the fourth quarter of fiscal 2002 and $24 million in royalties earned, but not estimated, in the fourth quarter of fiscal 2001. Earnings before taxes for fiscal 2003 were $897 million, compared to $756 million for fiscal 2002. QTL’s operating margin percentage was 89% in both fiscal 2003 and 2002. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During fiscal 2003, we recognized $5 million in revenue related to equity received as consideration for license fees, compared to $6 million in fiscal 2002.

QUALCOMM Wireless & Internet Segment (QWI)

     QWI segment revenues for fiscal 2003 were $485 million, compared to $439 million for fiscal 2002. Earnings before taxes for fiscal 2003 were $27 million, compared to losses before taxes of $9 million for fiscal 2002. QWI’s operating margin was 6% in fiscal 2003, compared to negative 2% in fiscal 2002. Revenues increased primarily due to a $19 million increase in QWBS revenue, an $11 million increase in revenue related to the sale of test equipment used primarily in testing WCDMA networks, a $10 million increase in QDM revenue, primarily as a result of license revenue related to the sale of the TDC joint venture, and a $7 million increase in software and services revenue related to our QChat and BREW products. The increase in QWBS revenue was attributable to $23 million in revenue amortized in the fourth quarter of fiscal 2003 related to equipment sales in prior periods, while equipment sales during the fourth quarter were recognized as revenue upon shipment. (See “Notes to Consolidated Financial Statements, Note 1 – The Company and its Significant Accounting Policies.”) The increase in earnings before taxes and improvement in operating margin were primarily due to a $25 million increase in QWBS gross margin and an $11 million decrease in QDM research and development spending. The increase in QWBS gross margin was primarily attributable to $11 million in gross margin amortized in the fourth quarter of fiscal 2003 related to equipment sales in prior periods, while equipment sales during the fourth quarter were recognized upon shipment, a $12 million increase resulting from an increase in higher margin messaging services and the effect of a $6 million release of warranty reserves resulting from the substantial completion of a QWBS warranty program. We shipped approximately 38,000 OmniTRACS and other related communications systems during fiscal 2003, compared to approximately 46,000 in fiscal 2002.

QUALCOMM Strategic Initiatives Segment (QSI)

     QSI segment revenues for fiscal 2003 were $124 million, compared to $126 million in fiscal 2002. QSI segment revenues were primarily related to the consolidation of Vésper Holding. QSI segment losses before taxes for fiscal 2003 were $448 million, compared to $507 million for fiscal 2002. During fiscal 2003, we recorded a $238 million loss, net of minority interest, due to the consolidation of Vésper Holding and $24 million of equity in losses of VeloCom, as compared with a $130 million loss, net of minority interest, due to the consolidation of Vésper Holding and $30 million of equity in losses of VeloCom and the Vésper Operating Companies (pre-acquisition) in fiscal

2002. We recorded a $43 million increase in our equity in losses incurred by Inquam and a $14 million increase in other-than-temporary losses on other investments, partially offset by a $97 million decrease in other-than-temporary losses on marketable securities and a $56 million decrease in the change in fair values of derivative investments, during fiscal 2003 as compared to fiscal 2002. During fiscal 2003, we also recorded other income of $47 million related to the transfer of portions of the FCC auction discount voucher value to two wireless operators, partially offset by a $34 million impairment loss on our wireless licenses in Australia due to recent developments that affected strategic alternatives for using the spectrum.

     For additional financial information relating to our reportable business segments, see Note 10 of the Consolidated Financial Statements.

Fiscal 2002 Compared to Fiscal 2001

     Total revenues for fiscal 2002 were $3,040 million, compared to $2,680 million for fiscal 2001. Revenues from Samsung, Kyocera, and LG Electronics, customers of our QCT, QTL and other nonreportable segments, comprised an aggregate of 15%, 14% and 11% of total consolidated revenues, respectively, in fiscal 2002. In fiscal 2001, revenues from Samsung, Kyocera and LG Electronics, comprised an aggregate of 14%, 12% and 10% of total consolidated revenues, respectively. The percentages for Kyocera included 3% and 4% in fiscal 2002 and 2001, respectively, related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000.

     Revenues from sales of equipment and services for fiscal 2002 were $2,205 million, compared to $1,908 million for fiscal 2001. Revenues from sales of equipment and services for fiscal 2002 included $125 million related to the consolidation of Vésper Holding effective in November 2001 and $8 million related to the Globalstar business. Revenues from sales of equipment and services for fiscal 2001 included $54 million related to Globalstar. Revenues from sales of integrated circuits increased by $218 million, primarily due to an increase in unit shipments of MSM integrated circuits, and the effect of the change in product mix toward the higher end devices utilizing our 3G CDMA2000 1X integrated circuits products. Software development services revenues related to the QChat licensing agreement increased $34 million.

     Revenues from licensing and royalty fees for fiscal 2002 were $835 million, compared to $772 million for fiscal 2001. QTL segment royalty revenues from licensees increased $64 million.

     Cost of equipment and services revenues for fiscal 2002 was $1,137 million, compared to $1,035 million for fiscal 2001. Cost of revenues for fiscal 2002 included $183 million related to the consolidation of Vésper Holding and $11 million related to our on-going obligation to Globalstar. Cost of revenues for fiscal 2001 included $129 million related to Globalstar. Cost of revenues as a percentage of revenues was 52% for fiscal 2002, compared to 54% for fiscal 2001. The margin improvement in fiscal 2002 was primarily due to the change in product mix toward the higher end devices utilizing our CDMA2000 1X integrated circuits products and the increase in revenues from royalties in the QTL segment.

     For fiscal 2002, research and development expenses were $452 million or 15% of revenues, compared to $415 million or 15% of revenues for fiscal 2001. The dollar increase in research and development expenses was primarily due to $41 million in increased integrated circuit product initiatives to support high-speed wireless Internet access and multimode, multiband, multinetwork products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies and $14 million in increased QWBS research and development initiatives, partially offset by a $29 million reduction of development efforts related to the Globalstar business.

     For fiscal 2002, selling, general and administrative expenses were $509 million or 17% of revenues, compared to $367 million or 14% of revenues for fiscal 2001. Selling, general and administrative expenses for fiscal 2002 included $107 million related to the consolidation of Vésper Holding. The remaining dollar increase was primarily due to a $33 million increase in marketing and support efforts related to products and services of our QIS division, including the BREW product, $23 million associated with the expansion of our integrated circuit customer base and international business development activities, particularly in China, and $13 million resulting from the consolidation of Wireless Knowledge, Inc. (Wireless Knowledge), partially offset by a $22 million reduction in support efforts related to the Globalstar business and a $14 million reduction in bad debt expense.

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

     The decline in interest income on corporate cash and marketable debt securities was a result of lower interest rates. The decline in QSI interest income was a result of the cessation of interest income recognition on Pegaso debt facilities starting in the fourth fiscal quarter of fiscal 2001 and on Leap Wireless bonds starting in the third quarter of fiscal 2002. The other-than-temporary losses on marketable securities during fiscal 2002 primarily related to $162 million and $18 million in losses on our investments in Leap Wireless bonds and common stock, respectively. We determined that the declines in fair values were other than temporary, as the market values of the bond and common stock had significantly declined during fiscal 2002 as a result of unfavorable developments in Leap Wireless’ business. The other-than-temporary losses on marketable securities during fiscal 2001 primarily related to a $134 million loss on our investment in NetZero, Inc., which subsequently completed a merger with Juno Online Services, Inc. and became United Online, Inc. The change in fair values of derivative instruments primarily resulted from $59 million in losses resulting from declines in the price of Leap Wireless common stock, which reduced the fair values of our warrants to acquire Leap Wireless common stock. The warrants had insignificant value at September 30, 2002. Equity in losses of investees decreased as a result of the consolidation of Vésper Holding effective November 13, 2001, as these losses are now included in operations.

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

Our Segment Results for Fiscal 2002 Compared to Fiscal 2001

QUALCOMM CDMA Technologies Segment (QCT)

     QCT segment revenues for fiscal 2002 were $1,591 million, compared to $1,365 million for fiscal 2001. Earnings before taxes for fiscal 2002 were $441 million, compared to $306 million for fiscal 2001. Revenues and earnings before taxes increased primarily due to an increase in unit shipments of MSM integrated circuits and the effect of the change in product mix toward the higher end devices utilizing our CDMA2000 1X products. Approximately 65 million MSM integrated circuits were sold during fiscal 2002, compared to approximately 58 million for fiscal 2001. Approximately 10 million CSM infrastructure integrated circuits equivalent voice channels were sold during fiscal 2002, compared to approximately 9 million for fiscal 2001. Both research and development and selling and marketing expenses were $22 million higher for fiscal 2002 as compared to fiscal 2001 primarily associated with new integrated circuit product and technology initiatives to support high-speed wireless Internet access and multiband, multimode, multinetwork products including cdmaOne, CDMA2000 1X/1xEV-DO, GSM/GPRS, WCDMA and position location technologies. QCT inventories decreased by 27% during fiscal 2002 primarily as a result of strong demand for 1X products across our customer base and improved component availability.

QUALCOMM Technology Licensing Segment (QTL)

     QTL segment revenues for fiscal 2002 were $847 million, compared to $782 million for fiscal 2001. Royalty revenues from licensees were $725 million in fiscal 2002, compared to $661 million in fiscal 2001. Revenues from license fees were $55 million in fiscal 2002, compared to $67 million in fiscal 2001. Other revenues were comprised of intersegment royalties. Earnings before taxes for fiscal 2002 were $756 million, compared to $706 million for fiscal 2001. The increase in revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. During fiscal 2002, we recognized $6 million in revenue related to equity received as consideration for license fees, compared to $7 million in fiscal 2001.

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

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $5.4 billion at September 30, 2003, an increase of $2.2 billion from September 30, 2002. The increase during fiscal 2003 was primarily the result of $1.8 billion in cash provided by operating activities, $663 million in net collections received on finance receivables, mainly comprised of payments from Pegaso, $191 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and $37 million in net marketable securities purchases pending cash settlement, partially offset by $231 million in capital expenditures, $158 million in net purchases of our common stock and $135 million in dividend payments.

     Accounts receivable decreased by 10% during fiscal 2003. The decrease in accounts receivable was primarily due to the timing of cash receipts and the expiration of our services arrangement with Kyocera in February 2003. Days sales outstanding, on a consolidated basis, were 46 days at September 30, 2003 compared to 54 days at September 30, 2002. The change in days sales outstanding is consistent with the increase in revenue and improved cash collections resulting in the decrease in the accounts receivable balance.

     In February 2003, we committed up to $1 billion to repurchase shares of our common stock over a two year period. During fiscal 2003, we bought 4,915,000 shares at a net aggregate cost of $158 million. At September 30, 2003, $834 million remains to be expended. Repurchased shares are retired upon repurchase. In connection with our stock repurchase program, we sold put options in March 2003 that could have required us to purchase three million shares of our common stock upon exercise. All of these written put options expired unexercised. We recorded $7 million in premiums received for the put options as additions to paid-in capital. We declared dividends totaling approximately $135 million or $0.17 per share during fiscal 2003.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications carriers, other commitments, the payment of dividends and possible additional stock buy backs. In fiscal 2003, we began construction on two new facilities in San Diego, California totaling one million square feet to meet the requirements projected in our long-term business plan. The cost of these new facilities is expected to approximate $250 million.

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

     On September 25, 2003, Embratel entered into an agreement to acquire from us for nominal consideration the Vésper Operating Companies, excluding the tower and rooftop antennae assets and related property leases (Tower Sites). Concurrent with the closing, Vésper will enter into a multi-year arrangement whereby it pays a monthly fee to us to use the Tower Sites. The sum of these fees, net of certain pass through expenses, is expected to exceed $77 million over the life of the arrangement. The closing of the Embratel sale transaction is contingent upon a number of events being completed prior to or concurrent with closing. We are required to provide $6 million in interim funding to Vésper on, or prior to, closing of the Embratel sale transaction. Assuming the requisite government approvals are received and all conditions to close are satisfied, we anticipate providing approximately $40 million to $45 million in aggregate funding (including the $6 million of interim funding) by the closing date to facilitate the Embratel sale transaction.

     On July 14, 2003, we approved an additional $50 million investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. We are currently negotiating the terms and conditions of an investment agreement. No commitments related to these potential investments were in place at September 30, 2003.

Contractual Obligations

     We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

     At September 30, 2003, our outstanding contractual obligations included (in millions):

	Contractual Obligations
	Payments Due By Period
						No
		Less than	1-3	3-5	More than	Expiration
	Total	1 Year	Years	Years	5 Years	Date

Long-term financing under Ericsson arrangement (1)	$464	$346	$—	$—	$—	$118
Purchase obligations	377	327	50	—	—	—
Operating leases	135	42	57	25	11	—
Equity investments (1)	24	1	19	—	4	—
Inquam bridge loan and guarantee	13	13	—	—	—	—
Other commitments	1	1	—	—	—	—

Total commitments	1,014	730	126	25	15	118

Long-term debt	179	68	17	34	60	—
Capital leases	47	35	5	—	7	—
Other long-term liabilities (2)	55	3	1	4	—	47

Total recorded liabilities	281	106	23	38	67	47

Total	$1,295	$836	$149	$63	$82	$165

(1)	The majority of these commitments do not have fixed funding dates, and the expected funding dates cannot be forecast. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     The long-term financing commitment under our arrangement with Ericsson included $346 million that expires on November 6, 2003.

     Additional information regarding our financial commitments at September 30, 2003 is provided in the Notes to our Consolidated Financial Statements. See “Notes to Consolidated Financial Statements, Note 3 – Composition of

Certain Financial Statement Captions, Finance Receivables, Note 4 – Investments in Other Entities, Note 9 – Commitments and Contingencies and Note 11 – Acquisitions.”

Future Accounting Requirements

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities. For those arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46 at the end of the first quarter of fiscal 2004, in accordance with the FASB Staff Position 46-6 which delayed the effective date of FIN 46 for those arrangements. We are in the process of determining the effect, if any, the adoption of FIN 46 will have on our financial statements.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rate Market Risk. We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. We also have diversified portfolios of non-investment grade securities managed by institutional portfolio managers, which are subject to a higher degree of default risk than our investment grade fixed income portfolios. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. Our fixed income investments have grown significantly in size and are subject to interest rate risk and credit risk. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. If the general economy were to weaken significantly, the credit profile of issuers of securities held in our investment portfolios could deteriorate and our fixed income investments could lose value. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well. (See Note 2 to the Consolidated Financial Statements – Marketable Securities for information about investments in marketable debt securities.)

     We have finance receivables and notes receivable (included in other assets) from third parties that bear interest at both fixed and variable rates (see Note 3 to the Consolidated Financial Statements – Composition of Certain Financial Statement Captions for information about finance receivables). Interest earned on certain finance receivables and notes is at variable interest rates and is affected by changes in the general level of United States interest rates and/or changes in the LIBOR index. Finance receivables and notes that bear interest at fixed rates could lose value if interest rates increase.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our fixed income investment portfolio, the table presents principal cash flows and related weighted-average yield at cost. For our finance receivables and notes receivable, the table presents contractual interest rates by expected maturity dates. Additionally, we have assumed that our fixed income securities are similar enough within the specified categories to aggregate those securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single		Fair
	2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value

Fixed income securities:
Cash and cash equivalents	$284	$—	$—	$—	$—	$—	$—	$284	$284
Interest rate	1.1%
Held-to-maturity securities	$167	$20	$180	$—	$—	$—	$—	$367	$368
Interest rate	3.4%	1.8%	2.0%
Available-for-sale securities:
Investment grade	$177	$701	$602	$239	$98	$20	$484	$2,321	$2,321
Interest rate	3.0%	2.0%	2.4%	2.9%	3.3%	7.2%	3.2%
Non-investment grade	$11	$2	$8	$11	$41	$425	$—	$498	$498
Interest rate	8.7%	7.7%	9.2%	9.6%	8.9%	8.3%
Finance receivables:
Fixed rate	$7	$1	$—	$—	$—	$2	$—	$10	$6
Interest rate	8.0%	8.0%				0.0%
Variable rate (LIBOR)	$—	$—	$49	$65	$65	$16	$—	$195	$192
Margin over LIBOR			6.3%	6.5%	9.9%	5.2%
Notes receivable in other assets:
Fixed rate	$37	$—	$—	$—	$—	$46	$—	$83	$64
Interest rate	7.5%					0.0%
Variable rate (LIBOR)	$—	$—	$—	$—	$—	$56	$—	$56	$6
Margin over LIBOR						0.0%
Vésper-related long-term debt:
Wireless license
Fixed rate	$—	$—	$17	$17	$17	$60	$—	$111	$111
Interest rate			12.0%	12.0%	12.0%	12.0%
Bank loans
Variable rate (CDI)	$68	$—	$—	$—	$—	$—	$—	$68	$65
Margin over CDI	1.5%
Default rate	12.0%
Capital leases
Fixed rate	$33	$—	$—	$—	$—	$7	$—	$40	$39
Interest rate	12.6%					12.6%
Variable rate (LIBOR)	$—	$—	$4	$—	$—	$—	$—	$4	$4
Margin over LIBOR			6.0%
Variable rate (TR)	$2	$1	$—	$—	$—	$—	$—	$3	$3
Margin over TR	12.0%	12.0%

     The Vésper-related bank loans and $33 million of the capital lease obligations are callable by the bank creditors as a result of the failure of the Vésper Operating Companies to make interest and certain lease payments. The Vésper Operating Companies were charged a 2% default penalty and are being charged an additional 1% interest rate per month on the amount in default until the default is cured. The bank creditors have provided forbearance through December 15, 2003 with respect to the amounts owed under certain agreements that are in payment default. (See Note 11 to the Consolidated Financial Statements – Acquisitions for information about long-term debt.) The fair values of bank loans and capital lease obligations will change as interest rates change. Interest expense will be affected by changes in the Certificate of Deposit InterBank (CDI) rate.

     Equity Price Market Risk. We hold marketable securities and derivative instruments subject to equity price risk which are accounted for under FAS 115 and FAS 133. The recorded values of marketable equity securities totaled $140 million at September 30, 2003. As of September 30, 2003, one equity position constituted approximately 59% of the fair value of the marketable securities portfolio. The recorded value of derivative instruments subject to FAS 133 at September 30, 2003 was $2 million. We generally invest in technology companies and typically do not attempt to reduce or eliminate our market exposure on these securities. These investments are held for purposes other than trading. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility. During the last three years, many technology stocks experienced significant decreases in value, negatively affecting the fair values of our available-for-sale equity securities and derivative instruments. A 10% decrease in the market price of our marketable equity securities, at September 30, 2003 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $14 million.

     Our strategic investments in other entities consist substantially of investments in private early stage companies accounted for under the equity and cost methods. Accordingly, we believe that our exposure to market risk from these investments is not material. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures. The recorded values of these strategic investments totaled $153 million at September 30, 2003.

     Additional information regarding our strategic investments is provided in Management’s Discussion and Analysis of Financial Condition and Operating Results in this Annual Report.

     Foreign Exchange Market Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of forward contracts and options. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. At September 30, 2003, no foreign currency forward contracts were outstanding. (See Note 1 to the Consolidated Financial Statements – The Company and its Significant Accounting Policies for a description of our foreign currency accounting policies.)

     Financial instruments held by consolidated subsidiaries and equity method investees which are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations and may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could experience unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While we may hedge certain transactions with non-United States customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies.

     We are exposed to foreign exchange risk related to our consolidation of the Vésper Operating Companies. We report our financial statements in U.S. dollars. The Vésper Operating Companies account for the majority of their transactions in Brazilian real, and their results are translated into U.S. dollars during and at the end of the fiscal quarter. In addition, the Vésper Operating Companies capital lease commitments are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Brazilian real could have a material effect on the Vésper Operating Companies and on us. A significant devaluation of the Brazilian real occurred in the past and may occur again in the future. A 10% weakening of the U.S. dollar relative to the Brazilian real during fiscal 2003 would have resulted in a decrease in net income of approximately $25 million for the year ended September 30, 2003.

     Finance receivables and notes receivable from international carriers and customers that do not use the United States dollar as their functional currencies subject us to credit risk. Because our financing is U.S. dollar denominated, any significant change in the value of the U.S. dollar against the debtors’ functional currencies could result in an increase in the debtor’s cash flow requirements and could thereby affect our ability to collect our receivables. At September 30, 2003, finance and note receivables from international carriers and customers totaled $214 million, net of allowances.

     Our analysis methods used to assess and mitigate risk discussed above should not be considered projections of future risks.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements at September 30, 2003 and 2002 and the Report of PricewaterhouseCoopers LLP, Independent Auditors, are included in this Annual Report on Form 10-K on pages F-1 through F-37.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2004 (the “Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

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

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included. See Exhibit 99.3 for financial statements required under Article 3-09 of Regulation S-X.

(b) Exhibits:

Exhibit
Number	Description
2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper São Paulo S.A., Vésper S.A., Vésper Holding São Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper São Paulo Cayman and Vésper Holding, Ltd.(1)

2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd.(1)

2.4	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000 among the Company, Falcon Acquisition Corporation and SnapTrack, Inc.(16)

2.5	Embratel Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Particpações S.A.

3.1	Restated Certificate of Incorporation.(24)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(24)

3.3	Certificate of Designation of Preferences.(24)

3.4	Bylaws.(24)

3.5	Amendment of the Bylaws.(24)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(2)(9)

10.2	1991 Stock Option Plan, as amended.(9)(11)

10.4	Form of Supplemental Stock Option Grant under the 1991 Stock Option Plan.(2)(9)

10.5	1991 Employee Stock Purchase Plan.(9)(11)

10.6	Form of Employee Stock Purchase Plan Offering under the 1991 Employee Stock Purchase Plan.(2)(9)

Exhibit
Number	Description
10.12	DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(2)(3)

10.14	401(k) Plan.(2)

10.16	Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(4)(5)

10.17	Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).(9)(10)

10.18	Form of Stock Option Grant under the Directors’ Plan, with related schedule.(6)(9)

10.21	Executive Retirement Matching Contribution Plan, as amended.(9)(15)

10.22	1996 Non-qualified Employee Stock Purchase Plan.(8)(9)

10.23	Stockholder Rights Plan.(7)

10.29	1998 Non-Employee Director’s Stock Option Plan.(9)(11)

10.32	Multi-Product License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(12)

10.33	Subscriber Unit License Agreement between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(12)

10.34	Settlement Agreement and Mutual Release between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson dated March 24, 1999.(12)

10.36	Amendment No. 1 dated as of May 24, 1999 to the Asset purchase Agreement dated as of March 24, 1999 between QUALCOMM Incorporated and Telefonaktiebolaget LM Ericsson (publ).(13)

10.37	Amendment to Stockholder Rights Plan dated November 15, 1999.(14)

10.38	Credit Agreement dated as of May 5, 2000 between Globalstar, L.P. and the Company.(17)

10.39	2001 Stock Option Plan.(18)

10.40	Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(18)

10.41	2001 Employee Stock Purchase Plan.(18)

10.42	2001 Non-Employee Directors’ Stock Option Plan.(18)

10.43	Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(18)

10.44	Bridge Loan Agreement dated as of May 27, 1999 with Amendments thereto, among QUALCOMM Incorporated, as lender, and PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C. V., as Borrower, and CITIBANK, N.A., as administrative agent for Lender, and SOCIETE GENERALE, as Syndication Agent, and ABN AMRO BANK N.V., as Documentation Agent.(19)

10.45	Common Agreement dated December 15, 1998, among PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., PEGASO PCS, S.A. DE C.V., PEGASO TELECOMUNICACIONES, S.A. DE C.V., PEGASO RECURSOS HUMANOS. S.A. DE C.V. and CITIBANK, NA., as Intercreditor Agent, and CITIBANK MEXICO, S.A., GRUPO FINANCIERO CITIBANK, as Collateral Agent and CITIBANK INTERNATIONAL PLC, as Alcatel Administrative Agent, N.A., and ABN AMRO BANK N.V., as QUALCOMM Administrative Agent.(19)

10.46	Credit Agreement dated as of September 25, 1998 with Amendments thereto, among QUALCOMM Incorporated, as lender, PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., as borrower.(19)

10.47	Second Bridge Interest Capitalization Letter, dated as of January 28, 2002, by and among QUALCOMM Incorporated, Pegaso Communicaciones y Sistemas S. A. de C.V., Pegaso Telecomunicaciones, S. A. de C. V., Pegaso PCS, S. A. de C. V., Pegaso Recursos Humanos, S. A. de C. V., Pegaso Finanzas, S. A. de C. V., and Pegaso Finco I, S. A. de C. V.(20)

Exhibit
Number	Description
10.48	Interim Funding Agreement, dated as of January 16, 2002, by and among QUALCOMM Incorporated, Pegaso Comunicaciones y Sistemas, S. A. de C. V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L. M. Ericsson (Publ), ABN Amro Bank N. V. and Alcatel.(20)

10.49	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 16, 2002, by and among QUALCOMM Incorporated, Pegaso Comunicaciones y Sistemas S. A. de C. V., the other members of the Borrower Group, Telefonaktiebolaget L. M. Ericsson (Publ) and ABN Amro Bank N. V.(20)

10.50	Amended and Restated Interim Funding Agreement, dated as of April 26, 2002, by and among QUALCOMM Incorporated, Pegaso Comunicaciones y Sistemas, S. A. de C. V. and the other members of the Borrower Group and consented and agreed to and acknowledged by Telefonaktiebolaget L. M. Ericsson (Publ), ABN Amro Bank N. V. and Alcatel.(21)

10.51	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of April, 26, 2002, by and among QUALCOMM Incorporated, Pegaso Comunicaciones y Sistemas S. A. de C. V., the other members of the Borrower Group, Telefonaktiebolaget L. M. Ericsson (Publ) and ABN Amro Bank N. V.(21)

10.52	Amendment No. 7 to the Bridge Loan Agreement, dated as of September 10, 2002, by and among QUALCOMM Incorporated, as Lender, Pegaso Comunicaciones y Sistemas, S.A. de C.V., as Borrower, and CITIBANK, N.A., as Administrative Agent for Lender and the other signatories thereto.(22)

10.53	Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 10, 2002, by and among QUALCOMM Incorporated, Pegaso Comunicaciones y Sistemas, S.A. de C.V., the other members of the Borrower Group, Telefonaktiebolaget L.M. Ericsson (Publ) and ABN AMRO Bank N.V.(22)

10.54	Amended and Restated Common Agreement by and among Pegaso Comunicaciones y Sistemas, S.A. de C.V., Pegaso Pcs, S.A., de C.V., Pegaso Finanzas, S.A. de C.V., Pegaso Finco I, S.A. de C.V. and Banco Nacional de México, S.A., Grupo Financiero Banamex, as Collateral Agent, Citibank, N.A. as Intercreditor Agent, Citibank International Plc, as Alcatel Administrative Agent, ABN AMRO Bank N.V., as QUALCOMM Administrative Agent and Electro Banque, as Facility 2 Administrative Agent, dated as of September 10, 2002.(23)

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney. Reference is made to page 66.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

99.3	Financial Statements of Vésper Holding, Ltd. and Subsidiaries for the period from January 1, 2001 through November 13, 2001 (date of QUALCOMM Incorporated’s acquisition of a controlling interest in Vésper Holding, Ltd. and Subsidiaries) and for the year ended December 31, 2000.(22)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-62724).

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(3)	Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated December 12, 1991.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

(5)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1993.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 26, 1995.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-2750) filed on March 25, 1996.

(9)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-69457) filed on December 22, 1998.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 1999.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 1999.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2000.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed by Globalstar Telecommunications Limited for the quarter ended March 31, 2000.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.The compensatory plan contract or arrangement of which the Company’s directors and named executive officers may participate.

(19)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(22)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

Reports on Form 8-K

     On July 23, 2003, we furnished to the SEC a report on Form 8-K containing the July 23, 2003 press release by QUALCOMM Incorporated related to our announcement of third quarter fiscal 2003 results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2003

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ IRWIN MARK JACOBS Irwin Mark Jacobs	Chief Executive Officer and Chairman (Principal Executive Officer)	November 5, 2003

/s/ WILLIAM E. KEITEL William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2003

/s/ RICHARD C. ATKINSON Richard C. Atkinson	Director	November 5, 2003

/s/ ADELIA A. COFFMAN Adelia A. Coffman	Director	November 5, 2003

/s/ RAYMOND DITTAMORE Raymond Dittamore	Director	November 5, 2003

/s/ DIANA LADY DOUGAN Diana Lady Dougan	Director	November 5, 2003

/s/ ROBERT E. KAHN Robert E. Kahn	Director	November 5, 2003

/s/ DUANE A. NELLES Duane A. Nelles	Director	November 5, 2003

/s/ PETER M. SACERDOTE Peter M. Sacerdote	Director	November 5, 2003

/s/ FRANK SAVAGE Frank Savage	Director	November 5, 2003

/s/ BRENT SCOWCROFT Brent Scowcroft	Director	November 5, 2003

/s/ MARC I. STERN Marc I. Stern	Director	November 5, 2003

/s/ RICHARD SULPIZIO Richard Sulpizio	Director	November 5, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of QUALCOMM Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 62 present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries (the “Company”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” during the year ended September 30, 2003, and the Company changed its method of recognizing revenue and adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” during the year ended September 30, 2001.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
November 3, 2003

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,045,094	$1,406,704
Marketable securities	2,516,003	1,411,178
Accounts receivable, net	483,793	536,950
Finance receivables, net	5,795	388,396
Inventories, net	110,351	88,094
Deferred tax assets	611,536	122
Other current assets	176,192	109,322

Total current assets	5,948,764	3,940,766
Marketable securities	810,654	381,630
Finance receivables, net	181,622	442,934
Other investments	128,651	276,414
Property, plant and equipment, net	622,265	686,283
Goodwill, net	346,464	344,803
Deferred tax assets	406,746	7,493
Other assets	377,270	425,725

Total assets	$8,822,436	$6,506,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$195,065	$209,418
Payroll and other benefits related liabilities	141,000	126,005
Unearned revenue	174,271	183,482
Current portion of long-term debt (Note 11)	102,625	19,355
Other current liabilities	195,241	136,726

Total current liabilities	808,202	674,986
Unearned revenue	236,732	259,995
Long-term debt (Note 11)	123,302	94,288
Other liabilities	55,578	40,283

Total liabilities	1,223,814	1,069,552

Commitments and contingencies (Notes 3, 4 and 9)
Minority interest in consolidated subsidiaries	50	44,540

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at September 30, 2003 and 2002	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 798,353 and 778,549 shares issued and outstanding at September 30, 2003 and 2002	81	79
Paid-in capital	6,324,971	4,918,202
Retained earnings	1,297,289	604,624
Accumulated other comprehensive loss	(23,769)	(130,949)

Total stockholders’ equity	7,598,572	5,391,956

Total liabilities and stockholders’ equity	$8,822,436	$6,506,048

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended September 30,

	2003	2002	2001

Revenues:
Equipment and services	$2,985,760	$2,204,835	$1,907,856
Licensing and royalty fees	984,876	834,725	771,930

	3,970,636	3,039,560	2,679,786

Operating expenses:
Cost of equipment and services revenues	1,430,047	1,137,360	1,035,103
Research and development	523,267	451,678	414,760
Selling, general and administrative	534,915	508,644	367,155
Amortization of goodwill and other acquisition-related intangible assets (Note 1)	8,589	259,196	255,230
Asset impairment and related charges (Notes 4 and 11)	194,258	459	518,026
Other	(30,675)	8,955	50,825

Total operating expenses	2,660,401	2,366,292	2,641,099

Operating income	1,310,235	673,268	38,687
Interest expense	(30,709)	(25,731)	(10,235)
Investment income (expense), net (Note 5)	5,621	(186,412)	(317,091)
Other	—	—	(167,001)

Income (loss) before income taxes and accounting changes	1,285,147	461,125	(455,640)
Income tax expense	(457,706)	(101,448)	(104,501)

Income (loss) before accounting changes	827,441	359,677	(560,141)
Accounting changes, net of tax (Note 1)	—	—	(17,937)

Net income (loss)	$827,441	$359,677	$(578,078)

Basic earnings (loss) per common share:
Income (loss) before accounting changes	$1.05	$0.47	$(0.74)
Accounting changes, net of tax	—	—	(0.02)

Net income (loss)	$1.05	$0.47	$(0.76)

Diluted earnings (loss) per common share:
Income (loss) before accounting changes	$1.01	$0.44	$(0.74)
Accounting changes, net of tax	—	—	(0.02)

Net income (loss)	$1.01	$0.44	$(0.76)

Shares used in per share calculations:
Basic	789,586	770,887	755,969

Diluted	817,755	809,329	755,969

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30

	2003	2002	2001

Operating Activities:
Net income (loss)	$827,441	$359,677	$(578,078)
Depreciation and amortization	179,694	394,257	319,811
Asset impairment and related charges and credits	194,258	459	746,330
Net realized gains on marketable securities and other investments	(72,818)	(2,476)	(69,687)
Change in fair values of derivative investments	3,201	58,874	242,849
Other-than-temporary losses on marketable securities and other investments	138,456	230,491	198,398
Minority interest in (loss) income of consolidated subsidiaries	(36,949)	(52,498)	3,769
Equity in losses of investees	126,015	86,958	185,060
Non-cash income tax expense	332,964	12,394	29,948
Accounting changes, net of tax	—	—	17,937
Other non-cash charges and credits	26,900	9,965	(31,068)
Increase (decrease) in cash resulting from changes in:
Proceeds from (purchases of) trading securities	2,085	(2,036)	—
Accounts receivable, net	60,318	(4,544)	69,541
Inventories, net	(21,303)	11,187	(40,735)
Other assets	7,302	12,472	19,762
Trade accounts payable	(12,811)	411	(13,838)
Payroll, benefits, and other liabilities	40,605	31,565	(67,440)
Unearned revenue	(13,474)	(38,457)	18,858

Net cash provided by operating activities	1,781,884	1,108,699	1,051,417

Investing Activities:
Capital expenditures	(230,622)	(141,578)	(114,191)
Purchases of wireless licenses	(8,247)	—	(83,774)
Purchases of available-for-sale securities	(4,484,457)	(1,754,055)	(1,182,698)
Proceeds from sale of available-for-sale securities	3,183,445	1,049,404	977,285
Purchases of held-to-maturity securities	(355,382)	(188,846)	(301,870)
Maturities of held-to-maturity securities	257,025	257,371	973,879
Issuance of finance receivables	(150,046)	(141,099)	(498,196)
Collection of finance receivables	813,122	7,374	139,052
Issuance of notes receivable	(28,233)	(3,914)	(225,747)
Collection of notes receivable	4,181	16,202	15,581
Proceeds from sale of other investments	4,131	9,374	26,730
Other investments and acquisitions	(37,456)	(320,655)	(246,538)
Other items, net	3,606	267	11,139

Net cash used by investing activities	(1,028,933)	(1,210,155)	(509,348)

Financing Activities:
Net proceeds from issuance of common stock	191,473	119,671	132,690
Repurchase and retirement of common stock	(158,488)	(5,773)	—
Dividends paid	(134,776)	—	—
Proceeds from minority shareholders in consolidated subsidiary	—	10,000	—
Proceeds from the issuance of long-term debt	7,887	16,896	501
Payments on long-term debt	(19,937)	(20,187)	(620)
Other items, net	—	—	1,014

Net cash (used) provided by financing activities	(113,841)	120,607	133,585

Effect of exchange rate changes on cash	(720)	(1,049)	(3,923)

Net increase in cash and cash equivalents	638,390	18,102	671,731
Cash and cash equivalents at beginning of year	1,406,704	1,388,602	716,871

Cash and cash equivalents at end of year	$2,045,094	$1,406,704	$1,388,602

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock				Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at September 30, 2000	747,651	$75	$4,653,818	$823,025	$(8,655)	$5,468,263

Components of comprehensive loss:
Net loss	—	—	—	(578,078)	—	(578,078)
Foreign currency translation	—	—	—	—	(39,515)	(39,515)
Change in unrealized loss on securities, net of income taxes of $42,551	—	—	—	—	(222,931)	(222,931)
Reclassification adjustment for net realized gains included in net loss, net of income taxes of $18,181	—	—	—	—	(27,044)	(27,044)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net loss, net of income taxes of $47,092	—	—	—	—	70,053	70,053
Reclassification adjustment for losses included in accounting change, net of income taxes of $2,638	—	—	—	—	3,925	3,925

Total comprehensive loss						(793,590)

Exercise of stock options	14,831	1	92,051	—	—	92,052
Issuance for Employee Stock Purchase and Executive Retirement Plans	758	—	40,639	—	—	40,639
Stock-based compensation expense	—	—	2,661	—	—	2,661
Shares issued for business acquisitions	49	—	—	—	—	—
Adjustment to spin-off of Leap Wireless	—	—	2,390	—	—	2,390

Balance at September 30, 2001	763,289	76	4,791,559	244,947	(224,167)	4,812,415

Components of comprehensive income:
Net income	—	—	—	359,677	—	359,677
Foreign currency translation	—	—	—	—	(15,225)	(15,225)
Change in unrealized loss on securities	—	—	—	—	(85,714)	(85,714)
Reclassification adjustment for net realized gains included in net income, net of income taxes of $524	—	—	—	—	(11,620)	(11,620)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income	—	—	—	—	205,777	205,777

Total comprehensive income						452,895

Exercise of stock options	14,325	2	81,369	—	—	81,371
Tax benefit from exercise of stock options	—	—	10,606	—	—	10,606
Issuance for Employee Stock Purchase and Executive Retirement Plans	1,145	1	38,302	—	—	38,303
Repurchase and retirement of common stock	(210)	—	(5,773)	—	—	(5,773)
Stock-based compensation expense	—	—	2,139	—	—	2,139

Balance at September 30, 2002	778,549	79	4,918,202	604,624	(130,949)	5,391,956

Components of comprehensive income:
Net income	—	—	—	827,441	—	827,441
Foreign currency translation	—	—	—	—	(3,225)	(3,225)
Change in unrealized gain/loss on securities, net of income taxes of $47,340	—	—	—	—	69,543	69,543
Reclassification adjustment for net realized gains included in net income, net of income taxes of $26,641	—	—	—	—	(41,292)	(41,292)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes of $18,045	—	—	—	—	82,154	82,154

Total comprehensive income						934,621

Exercise of stock options	23,347	2	153,257	—	—	153,259
Tax benefit from exercise of stock options	—	—	267,087	—	—	267,087
Issuance for Employee Stock Purchase and Executive Retirement Plans	1,372	—	38,214	—	—	38,214
Reversal of the valuation allowance on certain deferred tax assets (Note 6)	—	—	1,105,640	—	—	1,105,640
Repurchase and retirement of common stock	(4,915)	—	(158,488)	—	—	(158,488)
Dividends	—	—	—	(134,776)	—	(134,776)
Stock-based compensation expense	—	—	1,059	—	—	1,059

Balance at September 30, 2003	798,353	$81	$6,324,971	$1,297,289	$(23,769)	$7,598,572

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

     The Company

     QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services based on its Code Division Multiple Access (CDMA) technology. The Company is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products to wireless device and infrastructure manufacturers. The Company grants licenses to use its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its CDMA technologies. The Company provides satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies, private fleets and construction equipment fleets. The Company provides the BREW (Binary Runtime Environment for Wireless) product and services to network operators, handset manufacturers and application developers and support for developing and delivering over-the-air wireless applications and services. The Company also makes strategic investments to promote the worldwide adoptions of CDMA products and services for wireless voice and Internet data communications.

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

     Fiscal Year

     The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. As a result, the fiscal years ended September 30, 2003, 2002, and 2001 include 52 weeks, 52 weeks, and 53 weeks, respectively. For presentation purposes, the Company presents its fiscal years as ending on September 30.

     Revenue Recognition

     The Company derives revenue principally from sales of integrated circuit products, from royalties, from messaging and other services and related hardware sales, from software development and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” which the Company adopted in the fourth quarter of fiscal 2001 and applied retroactively to the first quarter of fiscal 2001. The Company recorded a $147 million loss, net of taxes of $98 million, as the cumulative effect of the accounting change as of the beginning of fiscal 2001 to reflect the deferral of revenue and expenses related to future periods. The Company recognized $44 million, $66 million and $95 million during fiscal 2003, 2002 and 2001, respectively, in operating income related to revenue and expense that were recognized in prior years.

     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which the Company adopted in the fourth quarter of fiscal 2003. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting. Beginning with the adoption of SAB 101 until the fourth quarter of fiscal 2003, the Company recognized revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products by its QWBS division (Note 10) ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years. SAB 101 required the ratable recognition of these sales because the messaging service was considered integral to the functionality of the hardware and software. Because EITF Issue No. 00-21 does not require the deferral of revenue when an undelivered element is considered integral to the functionality of a delivered element and because EITF Issue No. 00-21 otherwise requires separate unit accounting, the Company began recognizing revenues and expenses from such sales starting in the fourth quarter of fiscal 2003 at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. The Company has elected to adopt EITF Issue No. 00-21 prospectively for revenue arrangements entered into after the third quarter of fiscal 2003, rather than reporting the change in accounting as a cumulative-effect adjustment. As a result, during the fourth quarter of fiscal 2003, the Company recognized certain revenue and related cost of sales for QWBS equipment sales upon shipment, while continuing to amortize unearned revenue and cost of sales, with an $11 million gross margin effect, for units shipped in prior periods. Deferred revenues and expenses related to the historical QWBS sales that will continue to be amortized in future periods were $183 million and $102 million, respectively, at September 30, 2003. Gross margin related to these prior sales is expected to be recognized as follows: $37 million in fiscal 2004, $24 million in fiscal 2005, $13 million in fiscal 2006, $6 million in fiscal 2007 and $1 million in fiscal 2008.

     The Company licenses rights to use its intellectual property portfolio, which includes patent rights to use cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA technologies. Licensees typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating the Company’s intellectual property. License fees are generally recognized over the estimated period of future benefit to the average licensee, typically five to seven years. The Company earns royalties on CDMA products sold worldwide by its licensees in the period that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, the Company estimates royalty revenues from certain licensees (the Estimated Licensees) in the current quarter when reasonable estimates of such amounts can be made. Not all royalties earned are estimated. Royalties for licensees for which the Company has minimal history and certain licensees that do not buy its integrated circuit products are recorded one quarter in arrears when they are reported to the Company by those licensees. Estimates of royalty revenues for the Estimated Licensees are based on analyses of the Company’s sales of integrated circuits to its Estimated Licensees, historical royalty data by Estimated Licensee, the relationship between the timing of the Company’s sales of integrated circuits to its Estimated Licensees and its Estimated Licensees’ sales of CDMA products, average sales price forecasts, and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter.

     The following table summarizes royalty related data for fiscal 2003, 2002 and 2001 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year

	2003	2002	2001

Components of royalty revenues
Estimate at end of prior year*	$150	$122	$100
Royalties reported in first quarter related to prior year estimate	167	146	133

Variance included in current year revenues	17	24	33
Other royalties reported in current year	670	551	506
Estimate at year end	151	150	122

Total royalty revenues from licensees	$838	$725	$661

*	This amount is the estimate for the fourth quarter of the previous fiscal year.

     For example, for fiscal 2002, the Company estimated royalties of $150 million from the Estimated Licensees for the fourth quarter of fiscal 2002. The actual royalties reported to the Company by the Estimated Licensees, on a one quarter lag basis, during the first quarter of fiscal 2003 were $167 million. The variance of $17 million was recorded in royalty revenues in the first quarter of fiscal 2003. Therefore, total royalty revenues from licensees for fiscal 2003 of $838 million included: 1) the variance of $17 million, 2) other royalties reported during fiscal 2003 of $670 million, and 3) the estimate made in the fourth quarter of fiscal 2003 of $151 million based upon Estimated Licensees’ estimated sales during the fourth quarter of fiscal 2003, which the Company believes will be reported by the Estimated Licensees in the first quarter of fiscal 2004.

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

     Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements and defers revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the only undelivered element is post-contract customer support, revenue is recognized ratably over the support period. Significant judgments and estimates are made in connection with the recognition of software license revenue, including assessments of collectibility and the fair value of deliverable elements. The amount or timing of the Company’s software license revenue may differ as a result of changes in these judgments or estimates.

     Unearned revenue consists primarily of fees related to software products and license fees for intellectual property for which delivery is not yet complete and to hardware products sales with a continuing service obligation.

     Concentrations

     A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from Samsung, LG Electronics and Motorola, customers of the Company’s QCT, QTL and other nonreportable segments, comprised 17%, 13% and 13% of total consolidated revenues, respectively, in fiscal 2003. Revenues from Samsung, Kyocera and LG Electronics, customers of the Company’s QCT, QTL and other nonreportable segments, comprised 15%, 14% and 11% of total consolidated revenues, respectively, in fiscal 2002, as compared to 14%, 12% and 10%, respectively, in fiscal 2001. Aggregated accounts receivable from Samsung and LG Electronics comprised 25% and 23% of net receivables at September 30, 2003 and 2002, respectively.

     Revenues from international customers were approximately 78%, 70% and 65% of total revenues in fiscal 2003, 2002 and 2001, respectively.

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

     Marketable Securities

     Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities and trading securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. Unrealized gains or losses on trading securities are reported in investment income (expense). The specific identification method is used to compute the realized gains and losses on debt and equity securities.

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

     Allowances for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

     The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, including its cash burn rate, market acceptance of the investee’s products/services as well as any new products or services that may be forthcoming, any significant news that has been released specific to the investee or the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investee’s competitors and/or industry, and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense).

          Derivatives

     The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of fiscal 2001. FAS 133 requires that certain derivative instruments be recorded at fair value. Derivative instruments held by the Company are comprised of warrants and other rights to purchase equity interests in certain other companies acquired as a result of strategic investment and financing activities. The Company recorded a $129 million gain, net of taxes of $87 million, as the cumulative effect of the change in accounting principle as of the beginning of fiscal 2001. The cumulative effect of the accounting change related primarily to the recognition of the unrealized gain on a warrant to purchase 4,500,000 shares of Leap Wireless International, Inc. (Leap Wireless) common stock issued to the Company in connection with its spin-off of Leap Wireless in September 1998 (Leap Wireless Spin-off). At September 30, 2003 and 2002, the Company had the right to purchase 3,375,000 shares of Leap Wireless common stock under the warrant. The warrant’s value was insignificant at September 30, 2003 and 2002.

     The Company holds warrants to purchase equity interests in certain other publicly-traded and private companies related to its strategic investment activities. The Company’s warrants are not held for trading purposes. The Company’s warrants are recorded at fair value. Changes in fair value are recorded in investment income (expense) as a change in fair values of derivative instruments because the warrants do not meet the requirements for hedge accounting. Warrants that do not have contractual net settlement provisions are recorded at cost.

     The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Unrealized gains and losses arising from foreign currency forward contracts are reported in investment income (expense) as a change in fair values of derivative instruments because the forward contracts are not designated as hedging instruments. The Company had no foreign currency forward contracts outstanding as of September 30, 2003 and 2002.

     At September 30, 2003 and 2002, the recorded value of the Company’s derivative investments totaled $2 million and $1 million, respectively, and none of the Company’s derivatives were designated as hedges. The Company’s derivative investments are included in other investments.

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

     FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company completed its transitional testing for goodwill impairment upon adoption of FAS 142 and its annual testing for fiscal 2003 and determined that its recorded goodwill was not impaired.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The results of operations and earnings per share, assuming FAS 142 had been adopted at the beginning of fiscal 2001, are as follows (in thousands, except per share data):

	September 30,

	2003	2002	2001

Reported income (loss) before accounting changes	$827,441	$359,677	$(560,141)
Goodwill amortization	—	249,536	245,678

Adjusted income (loss) before accounting changes	$827,441	$609,213	$(314,463)

Adjusted basic earnings (loss) before accounting changes per share	$1.05	$0.79	$(0.42)

Adjusted diluted earnings (loss) before accounting changes per share	$1.01	$0.75	$(0.42)

Reported net income (loss)	$827,441	$359,677	$(578,078)
Goodwill amortization	—	249,536	245,678

Adjusted net income (loss)	$827,441	$609,213	$(332,400)

Adjusted basic earnings (loss) per share	$1.05	$0.79	$(0.44)

Adjusted diluted earnings (loss) per share	$1.01	$0.75	$(0.44)

     Valuation of Long-Lived and Intangible Assets

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

     Litigation

     The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates.

     Guarantees and Product Warranties

     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company establishes a reserve for warranty obligations based on its historical warranty experience.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the Company’s warranty liability were as follows (in thousands):

	September 30,

	2003	2002

Balance at beginning of the year	$15,670	$19,748
Charges to expense	3,022	8,874
Release of warranty reserves	(6,669)	(5,018)
Usage	(8,476)	(7,934)

Balance at end of the year	$3,547	$15,670

     In the normal course of business, the Company may provide guarantees to other parties. Upon issuance of a guarantee, the Company recognizes a liability for the fair value of the obligation it assumes under that guarantee, as required. At September 30, 2003, liabilities related to guarantees were not significant.

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

     As required under Financial Accounting Standards Board Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Option Plans			Purchase Plans

	2003	2002	2001	2003	2002	2001

Risk-free interest rate	3.2%	4.4%	5.0%	1.0%	2.3%	4.4%
Volatility	58.0%	58.0%	63.0%	41.1%	69.0%	78.0%
Dividend yield	0.2%	0.0%	0.0%	0.3%	0.0%	0.0%
Expected life (years)	6.0	6.0	6.0	0.5	0.5	0.5

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. As required by FAS 123, the Black-Scholes weighted average estimated fair values of stock options granted during fiscal 2003, 2002 and 2001 were $19.33, $28.20 and $44.25 per share, respectively. The weighted average estimated fair values of purchase

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights pursuant to the Employee Stock Purchase Plans during fiscal 2003, 2002 and 2001 were $9.60, $14.57 and $24.20, respectively, per share.

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share for the years ended September 30 were as follows (in thousands, except for earnings per share):

	2003	2002	2001

Net income (loss), as reported	$827,441	$359,677	$(578,078)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax benefits	639	1,279	1,591
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(260,350)	(235,193)	(168,715)

Pro forma net income (loss)	$567,730	$125,763	$(745,202)

Earnings (loss) per share:
Basic - as reported	$1.05	$0.47	$(0.76)

Basic - pro forma	$0.72	$0.16	$(0.99)

Diluted - as reported	$1.01	$0.44	$(0.76)

Diluted - pro forma	$0.69	$0.16	$(0.99)

     Foreign Currency

     Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to United States dollars at year-end exchange rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income. The functional currency of the Company’s foreign investees that do not use local currencies is the United States dollar. Where the United States dollar is the functional currency, the monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of expense, gains and losses are translated at historical rates. Resulting translation gains or losses of these foreign investees are recognized in the statements of operations.

     During fiscal 2003 and 2001, net foreign currency transaction gains and losses included in the Company’s statements of operations were insignificant. During fiscal 2002, net foreign currency transaction losses included in the Company’s statements of operations were $11 million.

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations as a result of the implementation of FAS 133. Unrealized losses on certain derivative instruments subject to FAS 133 were previously recorded as a component of other comprehensive income (loss).

     Components of accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,

	2003	2002

Foreign currency translation	$(82,987)	$(79,762)
Unrealized gain (loss) on marketable securities, net of income taxes	59,218	(51,187)

	$(23,769)	$(130,949)

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

     The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2003 and 2002 were 28,169,000 and 38,442,000, respectively. The diluted loss per common share for fiscal 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 51,188,000 common share equivalents would have been anti-dilutive.

     Stock options to purchase approximately 43,270,0000, 40,845,000 and 14,427,000 shares of common stock during fiscal 2003, 2002 and 2001 respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings (loss) per share would be anti-dilutive.

     Future Accounting Requirements

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities. For those arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46 at the end of the first quarter of fiscal 2004, in accordance with the FASB Staff Position 46-6 which delayed the effective date of FIN 46 for those arrangements. The Company is in the process of determining the effect, if any, the adoption of FIN 46 will have on its financial statements.

Note 2. Marketable Securities

     Marketable securities were comprised as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Current		Noncurrent

	September 30,		September 30,

	2003	2002	2003	2002

Held-to-maturity:
Certificates of deposit	$5,073	$76,153	$—	$—
Commercial paper	—	—	—	6,200
Federal agencies	489	—	129,988	—
Corporate medium-term notes	161,416	97,669	70,111	89,418

	166,978	173,822	200,099	95,618

Available-for-sale:
Federal agencies	346,056	270,896	—	—
U.S. government securities	349,398	238,286	—	—
Corporate medium-term notes	1,117,968	300,648	22,099	14,121
Mortgage and asset-backed securities	485,859	290,702	—	—
Non-investment grade debt securities	39,316	6,558	458,768	245,075
Equity securities	10,428	130,266	129,688	24,956

	2,349,025	1,237,356	610,555	284,152

Trading:
Corporate convertible bonds	—	—	—	1,860

	—	—	—	1,860

	$2,516,003	$1,411,178	$810,654	$381,630

     As of September 30, 2003, the contractual maturities of debt securities were as follows (in thousands):

	Years to Maturity
					No Single
	Less than	One to	Five to	Greater than	Maturity
	One Year	Five Years	Ten Years	Ten Years	Date	Total

Held-to-maturity	$166,978	$200,099	$—	$—	$—	$367,077
Available-for-sale	187,571	1,702,214	428,331	16,816	484,532	2,819,464

	$354,549	$1,902,313	$428,331	$16,816	$484,532	$3,186,541

     Securities with no single maturity date include mortgage-backed securities and asset-backed securities.

     Available-for-sale securities were comprised as follows at September 30 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2003
Equity securities	$103,735	$36,973	$(592)	$140,116
Debt securities	2,757,882	69,069	(7,487)	2,819,464

Total	$2,861,617	$106,042	$(8,079)	$2,959,580

2002
Equity securities	$210,769	$18,520	$(74,067)	$155,222
Debt securities	1,361,926	21,535	(17,175)	1,366,286

Total	$1,572,695	$40,055	$(91,242)	$1,521,508

     The fair values of held-to-maturity debt securities at September 30, 2003 and 2002 approximate cost.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Composition of Certain Financial Statement Captions

     Accounts Receivable

	September 30,

	2003	2002

	(In thousands)
Trade, net of allowance for doubtful accounts of $12,352 and $21,647, respectively	$460,477	$521,371
Long-term contracts:
Billed	10,047	4,576
Unbilled	6,898	985
Other	6,371	10,018

	$483,793	$536,950

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

     Finance Receivables

     Finance receivables result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. Finance receivables were comprised as follows:

	September 30,

	2003	2002

	(In thousands)
Finance receivables	$205,464	$881,859
Allowances	(18,047)	(50,529)

	187,417	831,330
Current maturities, net	5,795	388,396

Noncurrent finance receivables, net	$181,622	$442,934

     At September 30, 2003 and 2002, the fair value of finance receivables approximated $198 million and $826 million, respectively. The fair value of finance receivables is estimated by discounting the future cash flows using current interest rates at which similar financing would be provided to similar customers for the same remaining maturities.

     Maturities of finance receivables at September 30, 2003 were as follows (in thousands):

Fiscal Year Ending September 30,	Amount

2004	$7,107
2005	560
2006	49,103
2007	65,311
2008	65,311
Thereafter	18,072

$205,464

     Maturities after 2008 include finance receivables which have been fully reserved.

     The Company had various financing arrangements, including a bridge loan facility, an equipment loan facility and interim and additional interim loan facilities, with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     At September 30, 2003, amounts outstanding, net of deferred interest, under the Pegaso equipment loan facility were $181 million, including the acquired vendor debt, as compared to $821 million outstanding under the various financing arrangements with Pegaso at September 30, 2002. The remaining equipment loan facility outstanding with Pegaso, including the acquired vendor debt, is payable quarterly starting in March 2006 through December 2008 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1% through September 9, 2004, LIBOR plus 3% thereafter through September 9, 2007 and LIBOR plus 6% thereafter. The Company recognized $41 million, $9 million and $90 million in interest income related to the Pegaso financing arrangements during fiscal 2003, 2002 and 2001, respectively, including $23 million of deferred interest income recorded as a result of the prepayment in fiscal 2003.

     At September 30, 2003, commitments to extend long-term financing by the Company to certain CDMA customers of Ericsson totaled approximately $464 million. The commitment to fund $346 million of this amount expires on November 6, 2003. The funding of the remaining $118 million, if it occurs, is not subject to a fixed expiration date. The financing commitments are subject to the CDMA customers meeting conditions prescribed in the financing arrangements and, in certain cases, to Ericsson also financing a portion of such sales and services. This financing is generally collateralized by the related equipment. Commitments represent the maximum amounts to be financed under these arrangements; actual financing may be in lesser amounts.

     Inventories

	September 30,

	2003	2002

	(In thousands)
Raw materials	$18,512	$19,583
Work-in-process	3,000	4,315
Finished goods	88,839	64,196

	$110,351	$88,094

     Property, Plant and Equipment

	September 30,

	2003	2002

	(In thousands)
Land	$47,214	$41,668
Buildings and improvements	338,424	294,186
Computer equipment	378,983	348,208
Machinery and equipment	449,181	442,098
Furniture and office equipment	22,152	29,841
Leasehold improvements	42,750	53,769

	1,278,704	1,209,770
Less accumulated depreciation and amortization	(656,439)	(523,487)

	$622,265	$686,283

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2003, 2002 and 2001 was $148 million, $133 million and $91 million, respectively. At September 30, 2003 and 2002, buildings and improvements and leasehold improvements with a net book value of $66 million and $86 million, respectively, including accumulated depreciation and amortization of $52 million and $43 million, respectively, were leased or held for lease to third parties. Future minimum rental income in each of the next five years from fiscal 2004 to 2008 are $14 million, $7 million, $7 million, $7 million and $6 million, respectively.

     Intangible Assets

     Starting in fiscal 2003, the Company no longer records goodwill amortization (Note 1). The Company’s reportable segment assets do not include goodwill (Note 10). The Company allocated goodwill to its reporting units for transition testing purposes as of the date of its adoption of FAS 142. Goodwill was allocated to reporting units included in the Company’s reportable segments as follows: $268 million in QUALCOMM CDMA Technologies, $73 million in QUALCOMM Technology Licensing, $4 million in QUALCOMM Wireless & Internet and $2 million in QUALCOMM Strategic Initiatives.

     All of the Company’s acquired intangible assets other than goodwill are subject to amortization. During fiscal 2003, the Company acquired $82 million in personal mobile services (SMP) licenses in Brazil. During fiscal 2003, the Company recorded a $160 million impairment loss on its long-lived assets in its QUALCOMM Strategic Initiatives (QSI) segment related to Vésper (Note 11), including impairment of $34 million in wireless licenses, $12 million in marketing-related intangible assets and $5 million in customer-related intangible assets. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     During fiscal 2001, the Company acquired licenses in the third generation wireless spectrum auctions in Australia for $84 million. During fiscal 2003, the Company recorded a $34 million impairment loss in its QSI segment on its wireless licenses in Australia due to recent developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     The components of intangible assets which are included in other assets were as follows (in thousands):

	September 30, 2003		September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$174,480	$(7,858)	$118,705	$(1,429)
Marketing-related	20,683	(7,411)	34,673	(5,786)
Technology-based	35,558	(27,341)	31,846	(19,659)
Customer-related	16,652	(15,563)	22,806	(11,028)
Other	8,502	(1,089)	13,751	(4,881)

Total intangible assets	$255,875	$(59,262)	$221,781	$(42,783)

     Amortization expense for fiscal year 2003, 2002 and 2001 was $20 million, $20 million and $12 million, respectively. Amortization expense related to these intangible assets is expected to be $19 million in fiscal 2004, $15 million in fiscal 2005, $14 million in fiscal 2006, $14 million in fiscal 2007 and $13 million in fiscal 2008.

     Capitalized software development costs, which are included in other assets, were $36 million and $24 million at September 30, 2003 and 2002, respectively. Accumulated amortization on capitalized software was $26 million and $14 million at September 30, 2003 and 2002, respectively. Amortization expense related to capitalized software for fiscal 2003, 2002 and 2001 was $12 million, $10 million and $1 million, respectively.

Note 4. Investments in Other Entities

Inquam Limited

     In October 2000, the Company agreed to invest $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

technology, primarily in Europe. The Company provided the final $27 million under this equity commitment during fiscal 2003 and had no remaining equity funding commitment at September 30, 2003.

     On March 26, 2003, the Company agreed to extend $25 million of bridge loan financing to Inquam. Another investor in Inquam also agreed to provide $25 million in bridge loan financing. The Company provided the $25 million in funding during fiscal 2003 and had no remaining commitment under the bridge loan at September 30, 2003.

     On July 14, 2003, the Company approved an additional $50 million investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. No commitments related to these potential investments were in place at September 30, 2003. On September 19, 2003, the Company and this other existing investor each agreed to provide an additional $5 million bridge financing to enable Inquam to meet its cash flow requirements while the terms of a new equity investment are being negotiated. It is the intention of both parties that this second $10 million bridge loan will be repaid with the proceeds from the anticipated equity investment. The Company provided $2 million under this second bridge loan during fiscal 2003 and had a remaining funding commitment of $3 million at September 30, 2003.

     On September 22, 2003, the Company and another investor in Inquam agreed to guarantee the payment of amounts due by Inquam under a bank credit agreement. The Company’s maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. No amounts were outstanding under the bank credit agreement as of September 30, 2003.

     The Company uses the equity method to account for its investment in Inquam. During fiscal 2003, the Company recorded an $11 million other-than-temporary impairment loss related to its investment in Inquam. The impairment loss was the difference between the carrying value of the investment and its estimated fair value. At September 30, 2003, the Company’s equity and debt investment in Inquam was $68 million, net of equity in losses and impairment. The Company expects that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $70 million to $80 million in cash through the first half of calendar 2004. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If the Inquam operating companies cannot raise debt financing as expected or new investors cannot be found, Inquam’s growth potential and the value of the Company’s investment in Inquam may be negatively affected.

     Inquam’s summarized financial information, derived from its unaudited financial statements, is as follows (in thousands):

	September 30,

	2003	2002

Balance sheet:
Current assets	$45,356	$60,083
Noncurrent assets	172,398	265,631

Total assets	$217,754	$325,714

Current liabilities	$97,836	$98,496
Noncurrent liabilities	46,762	36,812

Total liabilities	$144,598	$135,308

	Years Ended September 30,

	2003	2002	2001

Income statement:
Net revenues	$49,959	$17,648	$6,162

Gross (loss) profit	(2,141)	(9,344)	1,056

Net loss	$(204,525)	$(104,366)	$(28,676)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On January 16, 2001, Globalstar announced that, in order to have sufficient funds available for the continued progress of its marketing and service activities, it had suspended indefinitely principal and interest payments on all of its debt, including its vendor financing obligations. As a result, Globalstar did not make an approximately $22 million payment for principal and interest due to the Company on January 15, 2001. Globalstar also announced its intent to restructure its debt. As a result, the Company recorded total net charges of $49 million in cost of revenues, $519 million in asset impairment and related charges, $10 million in investment expense and $58 million in other non-operating charges during fiscal 2001 related primarily to the impairment of certain assets related to its business with Globalstar. Globalstar filed for Chapter 11 bankruptcy protection during fiscal 2002. On April 25, 2003, the U.S. Bankruptcy Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO Global Communications (Holdings) Limited (ICO), however ICO has indicated as of October 2003 that it does not believe it will complete the acquisition. Globalstar has opened negotiations with other parties with respect to an acquisition of Globalstar’s assets.

     The Company continues to provide services and sell products to Globalstar service providers and other customers involved with the Globalstar System. In addition, the Company is in negotiations with potential acquirers to provide products and services to the new operating company.

     Revenues resulting from agreements with Globalstar and its consolidated subsidiaries for fiscal 2003, 2002 and 2001 were $12 million, $4 million and $35 million, respectively. The Company recorded net credits of $11 million and $4 million during fiscal 2003 and 2002, respectively, related to sales of previously impaired assets. The Company did not recognize any interest income related to Globalstar during fiscal 2003, 2002 and 2001. All receivables from, loans to and investments in Globalstar have no remaining recorded values at September 30, 2003.

     Other

     Other strategic investments as of September 30, 2003 and 2002 amounted to $87 million and $130 million, respectively, including $33 million and $73 million, respectively, accounted for using the cost method. The fair values of cost method investments approximate their recorded values. At September 30, 2003, effective ownership interests in the investees ranged from less than 1% to 50%.

     Summarized financial information regarding our principal equity method investments, excluding Inquam and Vésper (Note 11), derived from their unaudited financial statements, follows. These investments are noncontrolling interests in venture capital funds. Information is presented in the aggregate, and net (loss) income is generally presented from the acquisition date (in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,

	2003	2002

Current assets	$82,343	$59,625
Noncurrent assets	41,064	65,742

Total assets	$123,407	$125,367

Current liabilities	$347	$257
Noncurrent liabilities	513	—

Total liabilities	$860	$257

	Years Ended September 30,

	2003	2002	2001

Net (loss) income	$(41,156)	$(15,259)	$14,555

     Funding commitments related to these investments total $24 million at September 30, 2003, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 5. Investment Income (Expense)

     Investment income (expense) for the years ended September 30 was comprised as follows (in thousands):

	2003	2002	2001

Interest income	$163,526	$134,937	$243,298
Net realized gains on marketable securities	72,987	11,956	63,420
Net realized (losses) gains on other investments	(169)	(9,480)	6,267
Other-than-temporary losses on marketable securities	(100,199)	(205,811)	(147,649)
Other-than-temporary losses on other investments	(38,257)	(24,680)	(50,749)
Change in fair values of derivative instruments	(3,201)	(58,874)	(242,849)
Minority interest in loss (income) of consolidated subsidiaries	36,949	52,498	(3,769)
Equity in losses of investees	(126,015)	(86,958)	(185,060)

	$5,621	$(186,412)	$(317,091)

     During fiscal 2003, management determined that declines in the market value of the Company’s investment in Korea Telecom Freetel Co., Ltd. (KTF), a wireless operator in South Korea, were other than temporary. In reaching this conclusion, the decline in stock value as a percentage of the original cost and the length of time in which the market value of the investment had been below its original cost were considered. As a result, the Company recorded $81 million in other-than-temporary losses on marketable securities. The Company holds 4,416,000 common shares of KTF as of September 30, 2003. The fair value of the common shares was $82 million at September 30, 2003.

     During fiscal 2002, management determined that declines in the market values of the Company’s investments in Leap Wireless (Note 1) were other than temporary when those values declined significantly due to unfavorable business developments. Subsequently, Leap Wireless filed for Chapter 11 bankruptcy protection in April, 2003. The Company recorded $162 million and $18 million in other-than-temporary losses on marketable securities for the notes and stock, respectively, during fiscal 2002. The Company also recorded $59 million and $213 million in losses related to changes in the fair values of Leap Wireless derivative investments for fiscal 2002 and 2001, respectively. The Company holds 308,000 units of Leap Wireless’ senior discount notes with detachable warrants for $150 million. The warrants entitle each holder to purchase 2.503 common shares per each senior discount note unit held at

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$96.80 per common share. In addition, the Company holds 489,000 shares of Leap Wireless’ common stock at September 30, 2003 and a warrant to purchase common stock issued to the Company in connection with its spin-off of Leap Wireless. The fair values of the senior discount notes and the common stock totaled $29 million, and the warrants had insignificant value at September 30, 2003.

     During fiscal 2001, the Company recorded an other-than-temporary impairment charge of $134 million in investment income (expense) related to its investment in NetZero, Inc. (NetZero). NetZero was a publicly-traded company that provided Internet access and services to consumers and on-line direct marketing services to advertisers. Effective September 26, 2001, NetZero and Juno Online Services, Inc. completed a merger and became United Online, Inc. (United Online). The Company received 2,300,000 shares of United Online for its 11,500,000 shares of NetZero, representing an approximate 5.7% interest in United Online. During fiscal 2003, the Company sold its shares in United Online, resulting in realized gains of $53 million. At September 30, 2003, the Company no longer holds shares in United Online.

Note 6. Income Taxes

     The components of income tax provision for the years ended September 30 were as follows (in thousands):

	2003	2002	2001

Current provision:
Federal	$228,099	$5,377	$274,316
State	49,909	7,989	69,640
Foreign	119,295	85,903	77,276

	397,303	99,269	421,232

Deferred provision (benefit):
Federal	44,936	(22)	(279,730)
State	15,467	2,201	(37,001)

	60,403	2,179	(316,731)

	$457,706	$101,448	$104,501

     The components of earnings before income taxes for the years ended September 30 were as follows (in thousands):

	2003	2002	2001

United States	$1,167,668	$487,615	$(435,237)
Foreign	117,479	(26,490)	(20,403)

Earnings before income taxes	$1,285,147	$461,125	$(455,640)

     The following is a reconciliation from the expected statutory federal income tax provision to the Company’s actual income tax provision for the years ended September 30 (in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001

Expected income tax provision (benefit) at federal statutory tax rate	$449,801	$161,394	$(159,474)
State income tax provision (benefit), net of federal benefit	50,121	23,978	(23,693)
Goodwill amortization	—	96,642	95,728
Other permanent differences	454	7,649	6,567
Foreign income taxed at other than U.S. rates	(71,636)	(42,717)	(27,428)
U.S. deduction for foreign losses	(93,026)	—	—
Valuation allowance	143,682	(116,697)	231,883
Tax credits	(31,561)	(25,788)	(28,549)
Alternative Minimum Tax	—	—	4,165
Other	9,871	(3,013)	5,302

Actual income tax provision	$457,706	$101,448	$104,501

     The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $877 million of undistributed earnings for certain non-United States subsidiaries. The Company considers the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known.

     At September 30, 2003 and 2002, the Company had net deferred tax assets as follows (in thousands):

	2003	2002

Accrued liabilities, reserves and other	$599,103	$280,706
Deferred revenue	171,904	170,608
Unrealized loss on marketable securities	236	35,600
Unused net operating losses	308,476	458,742
Tax credits	345,198	431,413
Unrealized loss on investments	377,958	247,930

Total gross assets	1,802,875	1,624,999
Valuation allowance	(660,276)	(1,523,044)

Total net deferred assets	1,142,599	101,955

Purchased intangible assets	(1,680)	(4,022)
Deferred contract costs	(43,551)	(42,173)
Unrealized gain on marketable securities	(39,331)	(15,022)
Other basis differences	(40,567)	(33,889)

Total deferred liabilities	$(125,129)	$(95,106)

     The Company reversed approximately $1.1 billion of its valuation allowance on substantially all of its United States deferred tax assets during fiscal 2003 as a credit to stockholders’ equity. The Company now believes that it will more likely than not have sufficient taxable income after stock option deductions to utilize its deferred tax assets. Although the majority of foreign net operating losses will not expire, the Company continues to provide a valuation allowance on substantially all of its foreign deferred tax assets totaling $494 million at September 30, 2003 because of uncertainty regarding their realization due to a history of losses from operations. The Company also provides a valuation allowance totaling $166 million at September 30, 2003 on all net capital losses generated after September 30, 2002 because of uncertainty regarding their realization. If any portion of the valuation allowance is removed, the release would be accounted for as a reduction of the income tax provision.

     At September 30, 2003, the Company had unused federal and state income tax credits of $505 million and $118 million, respectively, generally expiring from 2004 through 2023. The Company does not expect these credits to expire unused.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash amounts paid for income taxes were $125 million, $89 million and $75 million for fiscal 2003, 2002 and 2001, respectively. The income taxes paid primarily relate to foreign withholding taxes.

Note 7. Capital Stock

     Preferred Stock

     The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of Preferred Share Purchase Rights, 1,500,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Preferred Share Purchase Rights. At September 30, 2003 and 2002, no shares of preferred stock were outstanding.

     Preferred Share Purchase Rights Plan

     The Company has a Preferred Share Purchase Rights Plan (Rights Plan) to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-hundredth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $250. In November 1999, the Rights Plan was amended to provide that the purchase price be set at $400. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2005, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.005 per Right.

     Stock Repurchase Program

     On February 11, 2003, the Company authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. During fiscal 2003, the Company bought 4,915,000 shares at a net aggregate cost of $158 million. At September 30, 2003, $834 million remains to be expended. Repurchased shares are retired upon repurchase.

     Dividends

     Cash dividends announced in fiscal 2003 were as follows (in thousands, except per share data):

	Fiscal 2003

	Per Share	Total

First quarter	$—	$—
Second quarter	$0.05	39,461
Third quarter	$0.05	39,546
Fourth quarter	$0.07	55,769

Total	$0.17	$134,776

     On October 8, 2003, the Company announced a cash dividend of $0.07 per share on the Company’s common stock, payable on December 26, 2003 to stockholders of record as of the close of business on November 28, 2003.

Note 8. Employee Benefit Plans

     Employee Savings and Retirement Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2003, 2002 and 2001 was $20 million, $20 million and $19 million, respectively.

     Stock Option Plans

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Stock Option Plan (the 2001 Plan) was adopted and replaced the 1991 Stock Option Plan (the 1991 Plan), which expired in August 2001. Options granted under the 1991 Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Plan are equal to the number of shares available for future grant under the 1991 Plan on the date the 2001 Plan was approved by the Company’s stockholders. At that date, 50,541,570 shares were available for future grants under the 2001 Plan. The Company may terminate the 2001 Plan at any time. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding six years and are exercisable for up to ten years from the grant date. At September 30, 2003, options for 62,972,000 shares under both plans were exercisable at prices ranging from $2.19 to $172.38 for an aggregate exercise price of $1.7 billion.

     The Company has adopted the 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan), which replaces the 1998 Non-Employee Directors’ Stock Option Plan (the 1998 Directors’ Plan). Options granted under the 1998 Directors’ Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Directors’ Plan are equal to the number of shares available for future grant under the 1998 Directors’ Plan on the date the 2001 Directors’ Plan was approved by the Company’s stockholders. At that date, 2,050,000 shares were available for future grants under the 2001 Directors’ Plan. The Company may terminate the 2001 Directors’ Plan at any time. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to ten years from the grant date. At September 30, 2003, options for 1,700,000 shares under both plans were exercisable at prices ranging from $3.15 to $133.00 per share for an aggregate exercise price of $25 million.

     In March 2000, the Company assumed 1,560,000 outstanding stock options under the SnapTrack, Inc. 1995 Stock Option Plan (the SnapTrack Plan), as amended with respect to the acquisition. The SnapTrack Plan expired on the date of acquisition, and no additional shares may be granted under that plan. The SnapTrack Plan provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. At September 30, 2003, options for 324,000 shares were exercisable at prices ranging from $0.13 to $5.26 for an aggregate exercise price of $1 million.

     A summary of stock option transactions for the plans follows (number of shares in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Options Outstanding

	Options		Exercise Price Per Share
	Shares
	Available	Number		Weighted
	for Grant	of Shares	Range	Average

Balance at September 30, 2000	60,979	109,968	$0.02 to $172.38	$13.25
Additional shares reserved (a)	6	—	—	—
Options assumed (a)	(6)	6	0.02 to 5.30	1.32
Plan shares expired (b)	(58)	—	—	—
Options granted	(15,589)	15,589	45.54 to 100.50	71.17
Options cancelled	2,557	(2,557)	1.02 to 140.00	27.83
Options exercised	—	(14,831)	0.13 to 83.50	6.28

Balance at September 30, 2001	47,889	108,175	$0.02 to $172.38	$22.20
Plan shares expired (b)	(31)	—	—	—
Options granted	(26,525)	26,525	25.61 to 60.04	48.70
Options cancelled	3,101	(3,101)	1.02 to 141.62	50.80
Options exercised	—	(14,325)	0.02 to 51.82	5.68

Balance at September 30, 2002	24,434	117,274	$0.13 to $172.38	$29.45
Plan shares expired (b)	(2)	—	—	—
Options granted	(16,832)	16,832	29.10 to 45.73	34.83
Options cancelled	4,273	(4,273)	1.58 to 147.87	48.30
Options exercised	—	(23,347)	0.29 to 39.13	6.56

Balance at September 30, 2003	11,873	106,486	$0.13 to $172.38	$34.56

(a)	Represents activity related to options that were assumed as a result of the acquisition of SnapTrack in March 2000.

(b)	Represents shares available for future grant cancelled pursuant to the SnapTrack escrow agreement.

     Information about fixed stock options outstanding at September 30, 2003 follows (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(In Years)	Price	of Shares	Price

$0.13 to $5.72	17,153	2.38	$4.48	17,091	$4.48
$5.75 to $7.02	15,561	4.46	6.65	14,534	6.65
$7.03 to $19.25	11,029	4.55	10.51	10,247	10.25
$23.83 to $34.94	15,819	8.97	32.63	2,487	31.63
$34.96 to $49.68	16,164	8.48	42.61	4,621	44.90
$50.75 to $66.33	16,961	7.74	59.18	7,331	58.92
$66.35 to $172.38	13,799	6.80	85.19	8,684	86.12

	106,486	6.24	$34.56	64,995	$26.83

     There were 68,938,000 options exercisable with a weighted average exercise price of $17.93 at September 30, 2002. There were 60,748,000 options exercisable with a weighted average exercise price of $11.52 at September 30, 2001.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information about stock options outstanding at September 30, 2003 with exercise prices less than or above $41.65, the closing price at September 30, 2003, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Stock Options	of Shares	Price	of Shares	Price	of Shares	Price

Less than $41.65	45,890	$9.00	21,929	$31.98	67,819	$16.43
Above $41.65	19,105	69.68	19,562	63.13	38,667	66.37

Total outstanding	64,995	$26.83	41,491	$46.67	106,486	$34.56

     Employee Stock Purchase Plans

     The Company has employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) was adopted and replaces the 1991 Employee Stock Purchase Plan, which expired in August 2001. The 2001 Purchase Plan authorizes up to 12,155,000 shares to be granted until the Company terminates the 2001 Purchase Plan. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 200,000 shares to be granted at anytime. During fiscal 2003, 2002 and 2001, shares totaling 1,372,000, 1,150,000 and 758,000 were issued under the plans at an average price of $26.39, $31.45 and $50.16 per share, respectively. At September 30, 2003, 9,718,000 shares were reserved for future issuance.

     Executive Retirement Plans

     The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements, and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. All shares forfeited are used to reduce the Company’s future matching contributions. The plans authorize up to 800,000 shares to be allocated to participants at anytime. During fiscal 2003, 2002 and 2001, 45,000, 44,000 and 33,000 shares, respectively, were allocated under the plans. The Company’s matching contribution net of amounts forfeited during fiscal 2003, 2002 and 2001 amounted to approximately $2 million, $2 million and $3 million, respectively. At September 30, 2003, 219,000 shares, including 40,000 issued and unallocated forfeited shares, were reserved for future allocation.

Note 9. Commitments and Contingencies

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. Since then, the court has denied a second motion for summary judgment by Zoltar and denied summary judgment motions by QUALCOMM with leave to renew the motions at trial. The court is also considering further claim construction and will consider further evidence on invalidity prior to trial. Trial is currently set for February 24, 2004. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     Texas Instruments: On July 25, 2003, the Company filed an action in Delaware Superior Court against Texas Instruments Incorporated for breach of a patent portfolio license agreement between the parties, seeking damages and other relief. On September 23, 2003, Texas Instruments filed an action in Delaware Chancery Court against the company alleging breach of the same agreement, seeking damages and other relief. Although there can be no assurance that an unfavorable outcome of the action brought by Texas Instruments would not have a material adverse effect on QUALCOMM’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the action.

     The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits (In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland), and in several individually filed actions, seeking personal injury, economic and/or punitive damages arising out of its sale of cellular phones. On March 5, 2003, the Court granted the defendants motions to dismiss five of the consolidated cases (Pinney, Gimpleson, Gillian, Farina and Naquin) on the grounds that the claims were preempted by federal law. On April 2, 2003, the plaintiffs filed a notice of appeal of this order and the Court’s order denying remand. All remaining cases filed against the Company allege personal injury as a result of their use of a wireless telephone. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases, and the judge responsible for the multi-district litigation proceedings recently made such a ruling (which was upheld on appeal) in another case to which the Company is not a party. Although there can be no assurance that an unfavorable outcome of these and other disputes would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions.

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

     Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Rental expense for fiscal 2003, 2002 and 2001 was $48 million, $61 million and $28 million, respectively. Rental expense includes $14 million and $19 million in fiscal 2003 and 2002, respectively, as a result of the consolidation of Vésper Holding (Note 11). Future minimum lease payments in each of the next five years from fiscal 2004 through 2008 are $42 million, $32 million, $25 million, $17 million and $8 million, respectively, and $11 million thereafter.

     Purchase Obligations

     The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $307 million in fiscal 2004 and $13 million in fiscal 2005. The Company also has commitments to purchase telecommunications services for approximately $20 million in fiscal 2004, $20 million in fiscal 2005 and $17 million in fiscal 2006.

     Letters of Credit and Other Financial Commitments

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the financing commitments to Ericsson (Note 3) and the Inquam bridge loan and guarantee commitments (Note 4), the Company had $1 million of letters of credit outstanding as of September 30, 2003, which was not collateralized.

Note 10. Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning systems products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use the Company’s intellectual property portfolio, which includes certain patent rights essential to or useful in the manufacture and sale of CDMA products;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

• QUALCOMM Internet Services (QIS) - provides technology to support and accelerate the convergence of wireless data, Internet and voice services, including its BREW product and services;

• QUALCOMM Digital Media (QDM) - provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies and develops technologies to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema); and

• QUALCOMM Wireless Business Solutions (QWBS) - provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets and construction equipment fleets.

•	QUALCOMM Strategic Initiatives (QSI) - manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.

     Effective as of the beginning of fiscal 2004, the Company expects to present the revenues and operating results of its wholly-owned subsidiary, SnapTrack, Inc., a developer of wireless position location technology, in the QWI operating segment. The revenues and operating results of SnapTrack, Inc. are currently presented in the QCT operating segment. Prior periods will be restated to conform to the fiscal 2004 segment presentation in future reports.

     The Company evaluates the performance of its segments based on earnings (loss) before income taxes and accounting changes (EBT), excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

     The table below presents revenues and EBT for reported segments (in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

2003
Revenues	$2,424,194	$1,000,196	$485,466	$124,260	$(63,480)	$3,970,636
EBT	796,724	896,621	27,176	(448,234)	12,860	1,285,147
Total assets	310,796	154,887	92,598	839,156	7,424,999	8,822,436
2002
Revenues	$1,590,829	$847,092	$438,682	$126,477	$36,480	$3,039,560
EBT	440,523	756,173	(9,467)	(506,978)	(219,126)	461,125
Total assets	290,598	168,777	107,453	1,754,957	4,184,263	6,506,048
2001
Revenues	$1,364,687	$781,939	$426,066	$—	$107,094	$2,679,786
EBT	305,546	705,794	33,484	(1,125,206)	(375,258)	(455,640)
Total assets	296,638	180,276	109,443	1,294,278	3,789,098	5,669,733

     QSI assets include $89 million and $203 million related to investments in equity method investees at September 30, 2003 and 2002, respectively.

     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment for the years ended September 30 were as follows (in thousands):

	QWBS	QDM	QIS	Other

2003	$356,067	$48,625	$54,318	$26,456
2002	$337,454	$38,777	$47,287	$15,164
2001	$345,560	$61,796	$6,256	$12,454

     Other reconciling items for the years ended September 30 were comprised as follows (in thousands):

	2003	2002	2001

Revenues
Elimination of intersegment revenue	$(119,066)	$(80,409)	$(62,114)
Other products	55,586	116,889	169,208

Reconciling items	$(63,480)	$36,480	$107,094

Earnings before income taxes
Unallocated goodwill amortization	$—	$(245,278)	$(245,409)
Unallocated amortization of other acquisition-related intangible assets	(7,210)	(13,295)	(10,965)
Unallocated research and development expenses	(35,864)	(22,865)	—
Other unallocated selling, general, and administrative expenses	(37,726)	(13,128)	(36,734)
Other unallocated corporate expenses	—	—	(125,044)
EBT from other products	(19,545)	(6,410)	(91,319)
Unallocated interest expense	(1,751)	(377)	(9,557)
Unallocated investment income, net	126,738	89,138	139,226
Intracompany eliminations	(11,782)	(6,911)	4,544

Reconciling items	$12,860	$(219,126)	$(375,258)

     Generally, revenues between operating segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluate the segments’ operating performance. Unallocated charges include amortization of acquisition-related intangible assets, research and development expense and marketing expenses related to the development of the CDMA market that were not deemed to be directly related to the businesses of the operating segments. During fiscal 2003, the Company pursued numerous potential new business opportunities that contributed to the growth of unallocated research and development and marketing expenses as compared to fiscal 2002 and 2001. Beginning in fiscal 2004, the Company will begin allocating certain of these unallocated research and development and marketing expenses to the reportable segments.

     Other unallocated corporate expenses for fiscal 2001 primarily included $62 million related to an arbitration decision against the Company and $57 million related to Globalstar (Note 4).

     Specified items included in segment EBT for years ended September 30 were as follows (in thousands):

	QCT	QTL	QWI	QSI

2003
Revenues from external customers	$2,422,413	$897,506	$470,871	$124,260
Intersegment revenues	1,781	102,690	14,595	—
Interest income	166	1,770	984	50,701
Interest expense	156	45	256	28,473
Equity in losses of investees	—	—	148	125,867
2002
Revenues from external customers	$1,586,864	$780,410	$428,920	$126,477
Intersegment revenues	3,965	66,682	9,762	—
Interest income	1,724	1,672	1,013	32,793
Interest expense	41	214	108	24,939
2001
Revenues from external customers	$1,360,427	$727,564	$422,587	$—
Intersegment revenues	4,260	54,375	3,479	—
Interest income	2,366	122	888	108,183
Interest expense	38	6	27	74

     All equity in losses of investees (Note 5) were recorded in QSI in fiscal 2002 and 2001.

     The Company distinguishes revenues from external customers by geographic areas based on customer location. Sales information by geographic area for the years ended September 30 was as follows (in thousands):

	2003	2002	2001

United States	$874,564	$913,776	$942,579
South Korea	1,723,772	1,133,481	937,504
Japan	586,324	534,312	576,958
China	310,976	73,592	8,902
Brazil	158,823	146,943	24,575
Other foreign	316,177	237,456	189,268

	$3,970,636	$3,039,560	$2,679,786

     Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of consolidated investees, including Vésper Holding (Note 11). Total segment assets

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable debt securities, property, plant and equipment, and goodwill. The net book value of long-lived assets located outside of the United States, primarily in Brazil, was $117 million, $251 million and $10 million at September 30, 2003, 2002 and 2001, respectively.

Note 11. Acquisitions

     Vésper Holding, Ltd.

     In fiscal 1999, the Company acquired an interest in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies or collectively, Vésper). The Vésper Operating Companies were formed by a consortium of investors to provide wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In addition, the Company extended long-term financing to Vésper related to the Company’s financing arrangement with Ericsson (Note 3) in fiscal 2000. In November 2001, QUALCOMM consummated a series of transactions as part of an overall financial restructuring (the Restructuring) of the Vésper Operating Companies, which resulted in the Company obtaining a controlling financial interest in Vésper.

     Pursuant to the Restructuring, the Company and VeloCom, Inc. (VeloCom) invested $266 million and $80 million, respectively, in a newly formed holding company called Vésper Holding, Ltd. (Vésper Holding). Vésper Holding acquired certain liabilities of the Vésper Operating Companies from their vendors for $135 million and the issuance of warrants to purchase an approximate 7% interest in Vésper Holding, and the vendors released in full any claims that they might have against the Company, VeloCom, Vésper, its direct and indirect parent companies and other related parties arising from or related to the acquired liabilities. In a series of related transactions, Vésper Holding agreed to contribute the acquired liabilities to the Vésper Operating Companies in exchange for equity securities and to cancel the contributed liabilities. The purchase price allocation, based on the estimated fair values of acquired assets and liabilities assumed, included $308 million for property, plant and equipment, $39 million for licenses and $31 million for other intangible assets. Property, plant and equipment are depreciated over useful lives ranging from 2 to 18 years. Licenses and other intangible assets are amortized over their useful lives of 15 to 18 years and 3 to 18 years, respectively.

     On November 29, 2001, the Company forgave $119 million under a debt facility with VeloCom and converted its remaining $56 million convertible promissory note into equity securities of VeloCom in conjunction with its acquisition of Vésper Holding. The conversion increased the Company’s equity interest in VeloCom to 49.9%. The Company used the equity method to account for its investment in VeloCom. On July 2, 2003, the Company transferred to VeloCom all of its equity interest in VeloCom in exchange for (a) 49.9% of the shares of Vésper Holding held by VeloCom, which represented approximately 11.9% of the issued and outstanding shares of Vésper Holding, and (b) elimination of VeloCom’s minority consent rights with respect to Vésper Holding. The Company recorded a net loss of $7 million on the exchange resulting primarily from the recognition of cumulative translation losses, previously included in stockholders’ equity, in the statement of operations during the fourth quarter of fiscal 2003. After giving effect to the exchange, the Company owns an approximate 83.9% direct interest in Vésper Holding and holds no continuing interest in VeloCom at September 30, 2003.

     Due to a series of adverse regulatory developments that negatively affected Vésper’s prospects, the Company is pursuing an expedited exit strategy whereby Vésper and/or its assets will be sold or otherwise disposed of. In accordance with this strategy, on September 25, 2003, Embratel Participações S.A. (Embratel) entered into an agreement to acquire for nominal consideration the Vésper Operating Companies (the Embratel sale transaction), excluding the tower and rooftop antennae assets and related property leases (Tower Sites). Concurrent with the closing, Vésper will enter into a multi-year arrangement whereby it pays a monthly fee to the Company to use the Tower Sites. The sum of these fees, net of certain pass through expenses, is expected to exceed $77 million over the life of the arrangement. The SMP licenses (Note 3) also are not included in the Embratel sale transaction, except for a right of first refusal of Embratel to purchase the SMP licenses in the event of a sale to a third party or return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. The Company is evaluating its options with respect to the SMP licenses, including a possible return of the licenses to Anatel.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The closing of the Embratel sale transaction is contingent upon a number of events being completed prior to or concurrent with closing, including regulatory approval by Anatel. Given the uncertainty regarding the closing contingencies, the Company has not presented the Vésper-related assets and liabilities as “held for sale” in its September 30, 2003 balance sheet. Further, the Company does not expect to present Vésper’s historical operations as discontinued operations in its consolidated statements of operations in future financial statements because of its expectation of continuing involvement in the Vésper business by way of an on-going tower usage arrangement.

     As a result of adverse regulatory developments, and after an evaluation of the potential acquirers and the valuations that they may ascribe Vésper given the regulatory situation, the Company recorded a $160 million impairment loss on its long-lived assets related to Vésper during the second quarter of fiscal 2003. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values at that date. At September 30, 2003, the carrying values of assets and liabilities related to Vésper totaled $265 million and $307 million, respectively.

     Assuming the requisite government approvals are received and all conditions to close are satisfied, the Company anticipates providing approximately $40 million to $45 million in aggregate funding by the closing date to facilitate the Embratel sale transaction. The Company expects to recognize cumulative foreign currency translation losses, previously included in stockholders’ equity, as part of the gain or loss on a sale or other disposition of Vésper. The Company expects to record an approximate $35 million to $45 million loss if and when the transaction closes, including the cumulative foreign currency translation losses.

     The Company consolidates all assets and liabilities of Vésper Holding, including bank loans and capital lease obligations. The balances of the bank loans and capital lease obligations, including accrued interest, at September 30, 2003 were $68 million and $47 million, respectively. The bank loans, which are denominated in Brazilian real, bear interest at the Certificate of Deposit Inter Bank (CDI) rate (the LIBOR rate equivalent in Brazil) plus 1.5% (approximately 21.21% at September 30, 2003). The lease obligations bear interest at fixed and variable rates ranging from 6.0% to 21.56% at September 30, 2003. These debt facilities are collateralized by certain assets of Vésper. During May 2003, the Vésper Operating Companies failed to make interest and certain lease payments owed to six of their local bank creditors. As a result of these defaults, certain provisions in the bank loans and leases were triggered making all of the bank loans and certain leases callable. Those bank loans and leases are presented on the Company’s balance sheet as current liabilities at September 30, 2003. The Company is working, in conjunction with Vésper, with the banks to structure arrangements which would, if implemented, provide for forbearance by the banks on payments under the loans and leases until a contemplated sale of Vésper could be effected. There is no certainty that such arrangements with the banks, or any such sale transaction, will be implemented. The Vésper Operating Companies were charged a 2% default penalty and are being charged an additional 1% interest rate per month on the amount in default until the default is cured. The aggregate amounts of debt maturities and minimum capital lease payments for each of the three years from fiscal 2004 through 2006 are $103 million, $1 million and $4 million, respectively, and $7 million thereafter.

     During the first quarter of fiscal 2003, the Company acquired wireless licenses in Brazil for approximately $82 million. Approximately $8 million of the purchase price was paid in December 2002. The remaining Brazilian real-denominated wireless license obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation. At September 30, 2003, the outstanding license fee obligation was approximately $111 million, having increased as a result of interest and the strengthening of the Brazilian real against the U.S. dollar. The license fee obligation is payable annually in $17 million installments starting in fiscal 2006, until the obligation is fully repaid.

     Cash amounts paid for interest were $12 million, $22 million and $11 million in fiscal 2003, 2002 and 2001, respectively. Cash paid for interest in fiscal 2003 and 2002 is primarily related to the Vésper Holding bank loans and capital leases. Cash paid for interest in fiscal 2001 included $8 million related to an arbitration decision against the Company.

     Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the consolidated financial statements for fiscal 2003 and 2002 included $238 million and $130 million in losses, net of minority interest, respectively, of Vésper Holding from September 1, 2002 through August 31, 2003 and from November 13, 2001 (the acquisition date) through August 31, 2002, respectively. The consolidated financial statements for fiscal

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 and 2002 also included $24 million and $30 million of equity in losses of the Vésper Operating Companies (pre-acquisition) and VeloCom. Pro forma operating results for the Company, assuming the acquisition of Vésper Holding had been made at the beginning of the periods presented, are as follows (in thousands, except per share data):

	2002	2001

	(Unaudited)
Revenues	$3,059,398	$2,805,266

Net income	$335,746	$(974,221)

Basic earnings (loss) per common share	$0.44	$(1.29)

Diluted earnings (loss) per common share	$0.41	$(1.29)

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

     The Vésper Operating Companies’ summarized financial information, derived from its unaudited financial statements for the periods prior to the Company obtaining its controlling interest in Vésper Holding, is as follows (in thousands):

2001

Revenues	$125,480

Gross loss	(187,898)

Net loss	$(877,017)

     Alcatel Mobicom

     In September 2003, a European subsidiary of the Company acquired certain assets and assumed certain liabilities of Alcatel Mobicom. Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the acquisition will be reflected in the Company’s consolidated financial statements during the first quarter of fiscal 2004. The preliminary allocation of purchase price, based on the estimated fair values of acquired assets and liabilities assumed, reflects acquired goodwill and intangible assets of $8 million and $5 million, respectively. The Company is in the process of finalizing the purchase price allocation and does not anticipate material adjustments to the preliminary allocation. In accordance with FAS 142, amounts allocated to goodwill are not amortized. Amounts allocated to intangible assets will be amortized over their expected useful lives. Pro forma results have not been presented because the effect of this acquisition is not material.

Note 12. Auction Discount Voucher

     The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission (FCC) in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any FCC spectrum auction over a period of three years, including those in which QUALCOMM is not a participant. During November 2002, the FCC amended the terms of the ADV to allow the Company to use the ADV to satisfy existing FCC debt of other companies. During April 2003, the FCC granted the Company’s request for a one-year extension of the ADV. As a result, the ADV expires in June 2004.

     The Company transferred approximately $58 million of the ADV’s value to three wireless operators during fiscal 2003 for $57 million in cash and approximately $11 million of the ADV’s value to a wireless operator during fiscal 2001 in exchange for a note receivable. As a result of the transfers during fiscal 2003, the Company recorded $47 million in other operating income in the QSI segment; an additional $10 million will be recognized as earned as the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company incurs cooperative marketing expenses pursuant to a concurrent agreement with one of the wireless operators through December 2003 with no effect on net income.

     The Company also used approximately $8 million of the ADV as a down payment for wireless licenses in which the Company was the highest bidder in a FCC auction held during fiscal 2003 and expects to use another $30 million of the ADV’s value to make the final payment when the licenses are granted in fiscal 2004. The remaining value of the ADV at September 30, 2003 was approximately $48 million. The Company had no cost basis in the ADV at September 30, 2003.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Summarized Quarterly Data (Unaudited)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

     The table below presents quarterly data for the years ended September 30, 2003 and 2002 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2003
Revenues	$1,097,169	$1,043,043	$921,608	$908,816
Operating income	446,718	231,480	335,822	296,215
Net income	241,334	103,016	191,689	291,402
Basic net earnings per common share (1)	$0.31	$0.13	$0.24	$0.37
Diluted net earnings per common share (1)	$0.30	$0.13	$0.23	$0.35
2002
Revenues	$698,642	$696,115	$770,917	$873,886
Operating income	182,081	99,804	138,618	252,765
Net income (loss)	139,233	43,930	(13,768)	190,282
Basic net earnings (loss) per common share (1)	$0.18	$0.06	$(0.02)	$0.24
Diluted net earnings (loss) per common share (1)	$0.17	$0.05	$(0.02)	$0.23

(1)	Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings (loss) per share amounts may not equal the annual amounts reported.

SCHEDULE II

QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period(A)	Expenses	Deductions	Other		Period(A)

Year ended September 30, 2001
Allowances:
— trade receivables	$(9,610)	$(10,412)	$4,266	$—		$(15,756)
— finance receivables	(11,144)	(601,986)	39	(90,857	) (B)	(703,948)
— notes receivable	—	(155,107)	—	—		(155,107)
Inventory reserves	(20,834)	(65,268)	8,817	—		(77,285)
Valuation allowance on deferred tax assets	(596,017)	(192,551)	—	(438,889	) (C)	(1,227,457)

	$(637,605)	$(1,025,324)	$13,122	$(529,746)		$(2,179,553)

Year ended September 30, 2002
Allowances:
— trade receivables	$(15,756)	$(42,160)	$82,133	$(45,864	) (D)	$(21,647)
— finance receivables	(703,948)	(189,674)	843,093			(50,529)
— notes receivable	(155,107)	(19,263)	132,898			(41,472)
Inventory reserves	(77,285)	(9,649)	8,856	—		(78,078)
Valuation allowance on deferred tax assets	(1,227,457)	144,519	—	(440,106	) (E)	(1,523,044)

	$(2,179,553)	$(116,227)	$1,066,980	$(485,970)		$(1,714,770)

Year ended September 30, 2003
Allowances:
— trade receivables	$(21,647)	$(14,253)	$23,772	$(224	)(F)	$(12,352)
— finance receivables	(50,529)	31,093	1,389	—		(18,047)
— notes receivable	(41,472)	(27,387)	33	—		(68,826)
Inventory reserves	(78,078)	(3,798)	12,164	—		(69,712)
Valuation allowance on deferred tax assets	(1,523,044)	(252,986)	10,114	1,105,640	(G)	(660,276)

	$(1,714,770)	$(267,331)	$47,472	$1,105,416		$(829,213)

(A)	The Company’s fiscal year ends on the last Sunday of September.

(B)	The reduction in finance receivables related to equity in losses related to the Company’s original 16% ownership interest in the Vésper Operating Companies (see Note 11 to the Consolidated Financial Statements.) This amount includes $31,757 previously disclosed as a charge to costs and expenses.

(C)	Of this amount, $64,171 was charged against the tax benefit as a component of comprehensive loss related to the Company’s temporary losses on marketable securities and $374,718 was charged to paid-in-capital (see Note 6 to the Consolidated Financial Statements).

(D)	Of this amount, $54,708 related to acquisitions (see Note 11 of the Consolidated Financial Statements), offset by an increase of $8,844 related to translation adjustments due to changes in foreign currency rates primarily attributable to the Vésper Operating Companies.

(E)	Of this amount, $329,742 related to acquisitions and $153,957 was charged to paid-in capital (see Note 7 of the Consolidated Financial Statements), offset by a $43,593 reduction recorded as a component of comprehensive loss related to the Company’s temporary losses on marketable securities.

(F)	This amount related to foreign currency translation adjustments attributable to the Vésper Operating Companies.

(G)	This amount related to the reversal of the Company’s valuation allowance on substantially all of its United States deferred tax assets during fiscal 2003 as a credit to stockholders’ equity.

S-1