Form 10-Q
period 2003-12-28
QUALCOMM INC/DE
filed 2004-01-21
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-19528

QUALCOMM Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-3685934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 Morehouse Dr., San Diego, California	92121-1714
(Address of principal executive offices)	(Zip Code)

(858) 587-1121
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [✓] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 19, 2004, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	805,112,096

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 2. Changes in Securities	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits and Reports on Form 8-K	46
SIGNATURES
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)
ASSETS

	December 28,	September 28,
	2003	2003

Current assets:
Cash and cash equivalents	$1,795,927	$2,045,094
Marketable securities	3,270,575	2,516,003
Accounts receivable, net	655,159	483,793
Inventories, net	85,943	110,351
Deferred tax assets	480,118	611,536
Other current assets	158,805	181,987

Total current assets	6,446,527	5,948,764
Marketable securities	784,055	810,654
Property, plant and equipment, net	536,890	622,265
Goodwill, net	351,540	346,464
Deferred tax assets	366,624	406,746
Other assets	547,794	687,543

Total assets	$9,033,430	$8,822,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$155,190	$195,065
Payroll and other benefits related liabilities	114,752	141,000
Unearned revenue	164,948	174,271
Dividends payable	56,177	—
Current portion of long-term debt	88	102,625
Other current liabilities	202,983	195,241

Total current liabilities	694,138	808,202
Unearned revenue	215,776	236,732
Long-term debt	116,919	123,302
Other liabilities	77,477	55,628

Total liabilities	1,104,310	1,223,864

Commitments and contingencies (Notes 2, 3 and 7)
Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at December 28, 2003 and September 28, 2003	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 802,525 and 798,353 shares issued and outstanding at December 28, 2003 and September 28, 2003	81	81
Paid-in capital	6,361,910	6,324,971
Retained earnings	1,537,360	1,297,289
Accumulated other comprehensive income (loss)	29,769	(23,769)

Total stockholders’ equity	7,929,120	7,598,572

Total liabilities and stockholders’ equity	$9,033,430	$8,822,436

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2003	2002

Revenues:
Equipment and services	$888,493	$857,463
Licensing and royalty fees	353,604	239,706

	1,242,097	1,097,169

Operating expenses:
Cost of equipment and services revenues	408,531	388,001
Research and development	149,938	112,479
Selling, general and administrative	136,889	147,999
Amortization of acquisition-related intangible assets	2,875	1,972
Other	33,624	—

Total operating expenses	731,857	650,451

Operating income	510,240	446,718
Interest expense	(8,568)	(6,881)
Investment income (expense), net (Note 4)	37,909	(50,588)

Income before income taxes	539,581	389,249
Income tax expense	(187,288)	(147,915)

Net income	$352,293	$241,334

Net earnings per common share:
Basic	$0.44	$0.31

Diluted	$0.43	$0.30

Shares used in per share calculations:
Basic	800,365	783,280

Diluted	827,030	815,745

Dividends per share:	$0.14	$—

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2003	2002

Operating Activities:
Net income	$352,293	$241,334
Depreciation and amortization	48,555	43,177
Net realized gains on marketable securities and other investments	(4,764)	(1,296)
Change in fair values of derivative investments	466	(14)
Other-than-temporary losses on marketable securities and other investments	700	66,583
Minority interest in income (loss) of consolidated subsidiaries	5	(13,820)
Equity in losses of investees	16,070	32,700
Loss on sale of Vésper Operating Companies (Note 9)	51,698	—
Non-cash income tax expense	175,180	136,627
Other non-cash charges and (credits)	(16,849)	13,150
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(200,791)	(129,674)
Inventories, net	20,200	(20,866)
Other assets	18,482	(14,624)
Trade accounts payable	25,106	(9,663)
Payroll, benefits and other liabilities	(2,203)	(1,545)
Unearned revenue	(23,270)	(11,586)

Net cash provided by operating activities	460,878	330,483

Investing Activities:
Capital expenditures	(63,801)	(81,561)
Cash effect of sale of Vésper Operating Companies, including transfer of cash balance	(47,825)	—
Purchase of wireless licenses	—	(8,247)
Purchases of available-for-sale securities	(1,591,573)	(840,036)
Proceeds from sale of available-for-sale securities	775,576	415,046
Purchases of held-to-maturity securities	—	(66,611)
Maturities of held-to-maturity securities	108,895	48,480
Issuance of finance receivables	(358)	(140,740)
Collection of finance receivables	194,090	526,032
Issuance of notes receivable	(17,033)	(666)
Other investments and acquisitions	(43,595)	(23,991)
Other items, net	650	5,651

Net cash used by investing activities	(684,974)	(166,643)

Financing Activities:
Net proceeds from issuance of common stock	31,619	55,873
Payments on long-term debt	(289)	(5,142)
Dividends paid	(56,043)	—
Other items, net	1,443	1,784

Net cash (used) provided by financing activities	(23,270)	52,515

Effect of exchange rate changes on cash	(1,801)	(2,766)

Net (decrease) increase in cash and cash equivalents	(249,167)	213,589
Cash and cash equivalents at beginning of period	2,045,094	1,406,704

Cash and cash equivalents at end of period	$1,795,927	$1,620,293

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Financial Statement Preparation

     The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2003 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month periods ended December 28, 2003 and December 29, 2002 both included 13 weeks.

     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Principles of Consolidation

     The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of other interest holders of consolidated subsidiaries, if any, is reflected as minority interest. All significant intercompany accounts and transactions are eliminated. The Company deconsolidated the Vésper Operating Companies during the first quarter of fiscal 2004 as a result of their sale in December 2003 (Note 9).

Royalty Revenues

     The Company earns royalties on Code Division Multiple Access (CDMA) products sold worldwide by its licensees in the period that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, the Company estimates royalty revenues from certain licensees (the Estimated Licensees) in the current quarter when reasonable estimates of such amounts can be made. Not all royalties earned are estimated. Royalties for licensees for which the Company has minimal history and certain licensees that do not buy its integrated circuit products are recorded one quarter in arrears when they are reported to the Company by those licensees. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter.

     The following table summarizes royalty related data (in millions):

	Three Months Ended

	December 28,	December 29,
	2003	2002

Components of royalty revenues
Prior period estimate	$151	$150
Royalties reported in current period related to prior period estimate	208	167

Prior period variance included in current period revenues	57	17
Other royalties reported in current period	45	20
Current period estimate	205	175

Total current period royalty revenues from licensees	$307	$212

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 28, 2003 and December 29, 2002 were 26,665,000 and 32,465,000, respectively.

     Stock options to purchase approximately 37,955,000 and 41,816,000 shares of common stock during the three months ended December 28, 2003 and December 29, 2002, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per share would be anti-dilutive.

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

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options. As required by FAS 123, the Black-Scholes weighted average estimated fair values of stock options granted during the three months ended December 28, 2003 and December 29, 2002 were $23.56 and $20.55 per share, respectively. The weighted average estimated fair values of purchase rights pursuant to the Employee Stock Purchase Plans during the three months ended December 28, 2003 and December 29, 2002 were $8.88 and $9.25 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per share):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2003	2002

Net income, as reported	$352,293	$241,334
Add: Stock-based employee compensation (credit) expense included in reported net income, net of related tax benefits	(6)	317
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(66,166)	(65,916)

Pro forma net income	$286,121	$175,735

Earnings per share:
Basic — as reported	$0.44	$0.31

Basic — pro forma	$0.36	$0.22

Diluted — as reported	$0.43	$0.30

Diluted — pro forma	$0.35	$0.22

Guarantees and Product Warranties

     Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended

	December 28,	December 29,
	2003	2002

Balance at beginning of the period	$3,547	$15,670
Charges to expense	559	828
Release of warranty reserves	(650)	—
Usage	(99)	(3,593)

Balance at end of the period	$3,357	$12,905

Comprehensive Income

     Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 28,	September 28,
	2003	2003

Foreign currency translation	$(30,349)	$(82,987)
Unrealized gain on marketable securities, net of income taxes	60,118	59,218

	$29,769	$(23,769)

     Total comprehensive income consisted of the following (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2003	2002

Net income	$352,293	$241,334

Other comprehensive income:
Foreign currency translation	6,599	(20,563)
Unrealized gains on marketable securities, net of income taxes	3,615	29,651
Reclassification adjustment for foreign currency translation included in net income (Note 9)	46,039	—
Reclassification adjustment for other-than- temporary losses on marketable securities included in net income, net of income taxes	165	54,858
Reclassification adjustment for net realized gains included in net income, net of income taxes	(2,880)	(1,165)

Total other comprehensive income	53,538	62,781

Total comprehensive income	$405,831	$304,115

Future Accounting Requirements

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

Note 2 – Composition of Certain Financial Statement Items

Marketable Securities

     Marketable securities were comprised as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Current		Noncurrent

	December 28,	September 28,	December 28,	September 28,
	2003	2003	2003	2003

Held-to-maturity:
Certificates of deposit	$—	$5,073	$—	$—
U.S. Treasury and federal agency securities	724	489	89,975	129,988
Corporate bonds and notes	90,859	161,416	70,101	70,111

	91,583	166,978	160,076	200,099

Available-for-sale:
U.S. Treasury and federal agency securities	821,571	695,454	—	—
Foreign government bonds	19,212	—	—	—
Corporate bonds and notes	1,494,104	1,117,968	20,645	22,099
Mortgage and asset-backed securities	702,196	485,859	—	—
Non-investment grade debt securities	41,916	39,316	486,826	458,768
Equity securities	99,993	10,428	116,508	129,688

	3,178,992	2,349,025	623,979	610,555

	$3,270,575	$2,516,003	$784,055	$810,654

Accounts Receivable

	December 28,	September 28,
	2003	2003

	(in thousands)
Trade, net of allowance for doubtful accounts of $9,311 and $12,352, respectively	$625,117	$460,477
Long-term contracts:
Billed	23,356	10,047
Unbilled	5,585	6,898
Other	1,101	6,371

	$655,159	$483,793

Finance Receivables

     Finance receivables, which are included in other assets, result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services.

     The Company had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements have been terminated. The Company recognized $12 million in interest income related to Pegaso during the three months ended December 28, 2003, including $10 million of deferred interest income recorded as a result of the prepayment.

     A long-term financing commitment for $346 million under an arrangement with Ericsson expired on November 6, 2003. At December 28, 2003, the Company had a remaining commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

Inventories

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 28,	September 28,
	2003	2003

	(in thousands)
Raw materials	$18,700	$18,512
Work-in-process	3,290	3,000
Finished goods	63,953	88,839

	$85,943	$110,351

Property, Plant and Equipment

	December 28,	September 28,
	2003	2003

	(in thousands)
Land	$46,880	$47,214
Buildings and improvements	340,252	338,424
Computer equipment	376,518	378,983
Machinery and equipment	322,664	449,181
Furniture and office equipment	21,160	22,152
Leasehold improvements	50,039	42,750

	1,157,513	1,278,704
Less accumulated depreciation and amortization	(620,623)	(656,439)

	$536,890	$622,265

     Depreciation and amortization expense related to property, plant and equipment for the three months ended December 28, 2003 and December 29, 2002 was $38 million and $35 million, respectively. During the first quarter of fiscal 2004, the Company sold its interests in the Vésper Operating Companies (Note 9), resulting in $165 million and $99 million reductions in the gross and net carrying values, respectively, of property, plant and equipment from September 28, 2003 to December 28, 2003.

Intangible Assets

     The components of purchased intangible assets, which are included in other assets, were as follows (in thousands):

	December 28, 2003		September 28, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$181,025	$(7,396)	$174,480	$(7,858)
Marketing-related	21,176	(6,666)	20,683	(7,411)
Technology-based	53,126	(31,389)	35,558	(27,341)
Customer-related	15,010	(11,470)	16,652	(15,563)
Other	8,503	(1,902)	8,502	(1,089)

Total intangible assets	$278,840	$(58,823)	$255,875	$(59,262)

     Amortization expense for the three months ended December 28, 2003 and December 29, 2002 was $7 million and $6 million, respectively. Amortization expense related to these intangible assets is expected to be $11 million for the remainder of fiscal 2004, $12 million in fiscal 2005, $12 million in fiscal 2006, $10 million in fiscal 2007 and $7 million in fiscal 2008.

     During the first quarter of fiscal 2004, the Company sold its interests in the Vésper Operating Companies (Note 9), including their marketing-related intangible assets, customer-related intangible assets and certain wireless licenses with gross carrying values at September 28, 2003 of $1 million, $5 million and $2 million, respectively. The personal mobile service (SMP) licenses in Brazil with gross and net carrying values of $104 million at December 28, 2003 remain as intangible assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In September 2003, a European subsidiary of the Company acquired certain assets and assumed certain liabilities of Alcatel Mobicom for approximately $12 million. Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the acquisition was recorded in the Company’s consolidated financial statements during the first quarter of fiscal 2004. The acquisition resulted in $1 million, $3 million and $5 million increases in marketing-related intangible assets, customer-related intangible assets and goodwill, respectively. The purchase price was allocated based on the estimated fair values of acquired assets and assumed liabilities. Goodwill will be adjusted if contingent consideration is paid by the Company in future periods. Pro forma results have not been presented because the effect of this acquisition is not material.

     Capitalized software development costs, which are included in other assets, were $39 million and $36 million at December 28, 2003 and September 28, 2003, respectively. Accumulated amortization on capitalized software was $30 million and $26 million at December 28, 2003 and September 28, 2003, respectively. Amortization expense related to capitalized software for the three months ended December 28, 2003 and December 29, 2002 was $4 million and $3 million, respectively.

Note 3 – Investments in Other Entities

Inquam Limited

     The Company has invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. The Company has also agreed to extend $50 million in bridge loan financings to Inquam, which another investor agreed to match. The Company has funded $43 million under these bridge loans and had a remaining funding commitment of $7 million at December 28, 2003. The Company uses the equity method to account for its investment in Inquam. The Company recorded its equity in losses of Inquam of $15 million and $21 million for the three months ended December 28, 2003 and December 29, 2002, respectively. At December 28, 2003, the Company’s equity and debt investments in Inquam totaled $69 million, net of equity in losses and impairment.

     On July 14, 2003, the Company approved an additional $50 million equity investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. The terms of the new equity investments are currently being negotiated. No commitments related to these potential investments were in place at December 28, 2003. It is the intention of both parties that the bridge loans will be repaid with the proceeds from the anticipated equity investment.

     On September 22, 2003, the Company agreed, along with the other major investor in Inquam, to guarantee the payment of amounts due by Inquam under a bank credit agreement. The Company’s maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. The full $20 million was outstanding under the bank credit agreement as of December 28, 2003.

     On January 12, 2004, the Company agreed to lend up to approximately $4 million to a party affiliated with one of the other investors in Inquam for the purpose of supporting the continued expansion of CDMA in the 450 MHz frequency band in Western Europe.

Other

     Other strategic investments as of December 28, 2003 totaled $115 million, including $42 million accounted for using the cost method. At December 28, 2003, effective ownership interests in these investees ranged from less than 1% to 50%. Funding commitments related to these investments totaled $28 million at December 28, 2003, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 – Investment Income (Expense)

     Investment income (expense) was comprised as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended

	December 28,	December 29,
	2003	2002

Interest income	$50,386	$33,565
Net realized gains on marketable securities	4,764	1,296
Other-than-temporary losses on marketable securities	(275)	(54,891)
Other-than-temporary losses on other investments	(425)	(11,692)
Change in fair values of derivative investments	(466)	14
Minority interest in (income) loss of consolidated subsidiaries	(5)	13,820
Equity in losses of investees	(16,070)	(32,700)

	$37,909	$(50,588)

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate to be approximately 33% for fiscal 2004, as compared to the 36% effective income tax rate in fiscal 2003. The 35% effective tax rate for the first quarter of fiscal 2004 is higher than the expected annual effective tax rate due to the tax impact of the sale of the Vésper Operating Companies. The estimated annual effective tax rate for fiscal 2004 is 2% lower than the United States federal statutory rate due to a benefit of approximately 9% related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by a 7% effect from state taxes and net capital losses for which no tax benefit is recorded. The prior fiscal year rate was higher than the United States federal statutory rate as a result of state taxes and foreign and capital losses for which no tax benefit was recorded, partially offset by research and development credits, the deduction of certain losses related to foreign subsidiaries, and foreign earnings taxed at less than the United States federal rate. The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.1 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in a future period.

     The Company believes that it will more likely than not have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. Based on the Company’s current estimates of future taxable income, the Company estimates that approximately $54 million of foreign tax credits will expire by fiscal 2005. The $54 million valuation allowance was recorded as a charge to paid-in capital because the expected expiration of foreign tax credits will result from deductions related to stock options. Although the majority of foreign net operating losses have unlimited carryforward periods, the Company continues to provide a valuation allowance on substantially all of its foreign deferred tax assets totaling approximately $20 million at December 28, 2003 because of uncertainty regarding their realization due to a history of losses from foreign operations. The Company also provides a valuation allowance totaling $171 million at December 28, 2003 on certain net capital losses because of uncertainty regarding their realization. If any portion of the valuation allowance is removed, the release may be accounted for as a reduction of the income tax provision. The net deferred tax assets decreased by approximately $172 million from September 28, 2003 to December 28, 2003 for a valuation allowance provided on deferred tax assets due to the expected expiration of foreign tax credits and the consumption of deferred tax assets. Gross deferred tax assets and an equal amount of valuation allowance, primarily related to unused Brazilian net operating losses, decreased by approximately $475 million from September 28, 2003 to December 28, 2003 as a result of the disposition of the Vésper Operating Companies (Note 9), with no net effect on net deferred tax assets.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the three months ended December 28, 2003 were as follows (in thousands):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance at September 28, 2003	$7,598,572
Net income	352,293
Tax benefit from the exercise of stock options	59,519
Other comprehensive income	53,538
Net proceeds from the issuance of common stock	31,619
Dividends	(112,222)
Valuation allowance provided on certain deferred tax asets (Note 5)	(54,190)
Other	(9)

Balance at December 28, 2003	$7,929,120

Stock Repurchase Program

     On February 11, 2003, the Company authorized the investment of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. While the Company did not repurchase any of the Company’s common stock under this program during the three months ended December 28, 2003, the Company continues to evaluate repurchases under this program. At December 28, 2003, $834 million remains authorized for repurchases under the program.

Dividends

     On October 8, 2003, the Company announced a cash dividend of $0.07 per share on the Company’s common stock, which was paid on December 26, 2003 to stockholders of record as of the close of business on November 28, 2003. On December 9, 2003, the Company announced a cash dividend of $0.07 per share on the Company’s common stock, payable on March 26, 2004 to stockholders of record as of the close of business on February 27, 2004. During the three months ended December 28, 2003, dividends charged to retained earnings were $112 million. There were no dividends declared or paid during the three months ended December 29, 2002.

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

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM: These cases were filed in San Diego County Superior Court by over 100 former employees, alleging claims for declaratory relief, breach of contract, intentional/negligent fraud, concealment, rescission, specific performance, work, labor and services, breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200 and unjust enrichment, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to Ericsson in 1999. The Company has answered the complaints, which have been consolidated.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. On September 23, 2002, the court denied Zoltar’s motion for summary judgment that the accused products infringe. Since then, the court has denied a second motion for summary judgment by Zoltar and denied summary judgment motions by QUALCOMM with leave to renew the motions at trial. The court has also considered further claim construction and will consider further evidence on invalidity prior to trial. Trial is currently set for February 24, 2004.

     Texas Instruments Incorporated v. QUALCOMM Incorporated: On July 25, 2003, the Company filed an action in Delaware Superior Court against Texas Instruments Incorporated for breach of a patent portfolio license agreement between the parties, seeking damages and other relief. On September 23, 2003, Texas Instruments filed an action in Delaware Chancery Court against the Company alleging breach of the same agreement, seeking damages and other relief. The Company has since dismissed its case in Superior Court and refiled its claims as part of the action in the Chancery Court.

     QUALCOMM Incorporated v. Conexant Systems, Inc. and Skyworks Solutions Inc.: On October 8, 2002, the Company filed an action in the United States District Court for the Southern District of California against Conexant and Skyworks alleging infringement of five patents and misappropriation of trade secrets and seeking damages and injunctive relief. The Company is seeking to amend the complaint to bring the total number of patents at issue to nine. On December 4, 2003, Skyworks answered and counterclaimed against QUALCOMM, alleging infringement of four patents and misappropriation of trade secrets and seeking damages and injunctive relief. Discovery in the matter has not yet begun.

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

     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through 2008 are $27 million, $29 million, $23 million, $15 million and $5 million, respectively, and $6 million thereafter.

Purchase Obligations

     The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $364 million for the remainder of fiscal 2004 and $19 million in fiscal 2005. The Company also has commitments to purchase telecommunications services for the remainder of fiscal 2004 and for each of the subsequent two years for approximately $15 million, $20 million and $17 million, respectively.

Letters of Credit and Other Financial Commitments

     In addition to the financing commitments to Ericsson (Note 2) and the Inquam bridge loan and guarantee commitments (Note 3), the Company had $1 million of letters of credit and $4 million of other financial commitments outstanding as of December 28, 2003, none of which were collateralized.

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use the Company’s intellectual property portfolio, which includes certain patent rights essential to or useful in the manufacture and sale of CDMA products;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

•	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of wireless data, Internet and voice services, including its BREW product and services and QChat and BREWChat, which enable push-to-chat functionality on CDMA-based wireless devices;

•	QUALCOMM Digital Media (QDM) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies and develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema); and

•	QUALCOMM Wireless Business Solutions (QWBS) - provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company presents the revenues and operating results of its wholly-owned subsidiary, SnapTrack, Inc. (SnapTrack), a developer of wireless position location technology, in the QCT segment. The Company is considering a reorganization involving SnapTrack and expects to present a portion of the revenues and operating results of SnapTrack in the QWI segment in the future. When and if the segment presentation is changed, prior period segment information will be restated to conform to the new segment presentation.

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

     The table below presents revenues and EBT for reportable segments (in thousands):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total

For the three months ended:
December 28, 2003
Revenues	$751,818	$353,421	$132,611	$35,582	$(31,335)	$1,242,097
EBT	260,661	324,673	5,480	(67,274)	16,041	539,581
December 29, 2002
Revenues	$709,681	$255,423	$108,981	$29,205	$(6,121)	$1,097,169
EBT	288,282	229,409	2,761	(133,051)	1,848	389,249

     Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended

	December 28,	December 29,
	2003	2002

Revenues
Elimination of intersegment revenue	$(35,044)	$(31,345)
Other products	3,709	25,224

Reconciling items	$(31,335)	$(6,121)

Earnings before income taxes
Unallocated amortization of acquisition- related intangible assets	(1,794)	(1,815)
Unallocated research and development expenses	(9,482)	(9,284)
Unallocated selling, general and administrative expenses	(2,891)	(7,776)
Unallocated investment income, net	37,628	25,990
Unallocated interest expense	(157)	(1,293)
EBT from other products	(4,946)	(3,307)
Intracompany profit	(2,317)	(667)

Reconciling items	$16,041	$1,848

     Generally, revenues between operating segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance. Unallocated charges include amortization of acquisition-related intangible assets, research and development expenses and marketing expenses related to the development of the CDMA market that were not deemed to be directly related to the businesses of the operating segments. During fiscal 2003, the Company pursued numerous potential new business opportunities that contributed to the growth of unallocated expenses as compared to prior years. Beginning in fiscal 2004, the Company is allocating certain of these expenses to the operating segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT	QTL	QWI	QSI

For the three months ended:
December 28, 2003
Revenues from external customers	$751,243	$321,749	$129,814	$35,582
Intersegment revenues	575	31,672	2,797	—
December 29, 2002
Revenues from external customers	$709,215	$225,462	$108,063	$29,205
Intersegment revenues	466	29,961	918	—

     Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, other investments and all assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	December 28,	September 28,
	2003	2003

QCT	$280,912	$310,796
QTL	337,259	154,887
QWI	120,807	92,598
QSI	522,908	839,156
Reconciling items	7,771,544	7,424,999

Total consolidated assets	$9,033,430	$8,822,436

     QSI assets decreased by $162 million from September 28, 2003 as a result of the sale of the Vésper Operating Companies (Note 9).

Note 9 – Disposition of the Vésper Operating Companies

     In fiscal 1999, the Company acquired ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In November 2001, the Company consummated a series of transactions resulting in an overall financial restructuring of the Vésper Operating Companies, which resulted in its holding direct and indirect controlling ownership interests in the Vésper Operating Companies.

     On December 2, 2003 (the Closing Date), Embratel Participações S.A. (Embratel) acquired the Company’s direct and indirect ownership interests in the Vésper Operating Companies (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, the Company has effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Vésper Towers had a net book value of approximately $5 million at December 28, 2003. Concurrent with the closing, the Vésper Operating Companies entered into a 10-year agreement (renewable at the Vésper Operating Companies’ option for up to two successive 5-year terms) whereby the Vésper Operating Companies will pay a monthly fee to the Company for use of aerial and ground space on the tower sites. Under this arrangement, the Company preserves the ability and plans to sell some or all of its interest in TowerCo and/or the Vésper Towers (with assignment of the associated rights under the usage rights agreement). The Company is currently in negotiations to sell a portion of its interest in TowerCo, pursuant to which the acquirer would also receive an option to purchase the Company’s remaining interest. If the Company disposes of its interest in TowerCo in the near term, the Company may be required to present its results related to the Vésper Operating Companies and TowerCo as discontinued operations.

     The Company provided approximately $6 million in the first quarter of fiscal 2004 to fund operations of the Vésper Operating Companies and additionally provided approximately $39 million in aggregate funding to or for the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

benefit of the Vésper Operating Companies on or before the Closing Date to facilitate the transaction. Such funding enabled the Vésper Operating Companies to completely extinguish their existing local bank debt (at an agreed discount) to allow the Company to retain ownership of the Vésper Towers free and clear of any local bank security interest. All other liabilities of the Vésper Operating Companies as of the Closing Date were included in the Embratel sale transaction. The Company realized a net loss of $52 million, included in other operating expense, on the Embratel sale transaction, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

     On November 19, 2002, the Company won bids to acquire personal mobile service (SMP) licenses in the state of São Paulo (excluding São Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil. Approximately $8 million of the approximate $82 million purchase price for the SMP licenses was paid in December 2002. The remaining Brazilian real-denominated obligation is financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation, payable in six equal annual installments starting in fiscal 2006. The Company has initiated a waiver and return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. These SMP licenses with a net book value of $104 million and a corresponding liability of $117 million at December 28, 2003 were not included in the Embratel sale transaction.

     The Company consolidates foreign subsidiaries one month in arrears. Because the sale of the Vésper Operating Companies closed on December 2, 2003, the Company will not incur any operating losses related to the Vésper Operating Companies in the second quarter of fiscal 2004. The operating results related to the first two days in December 2003 were recorded in the first quarter of fiscal 2004 as they were not significant. The condensed consolidated statements of operations for the three months ended December 28, 2003 and December 29, 2002 included revenues of $36 million and $29 million, respectively, and $7 million and $30 million in losses, net of minority interest, respectively, of the Vésper Operating Companies from September 1, 2003 and 2002 through December 2, 2003 and November 30, 2002, respectively. The condensed consolidated statement of operations for the three months ended December 29, 2002 also included $6 million of equity losses related to an indirect interest in the Vésper Operating Companies. At December 28, 2003, the Company had no remaining assets or liabilities related to the Vésper Operating Companies recorded on its condensed consolidated balance sheet, other than the SMP licenses and related debt and the Vésper Towers.

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

     The Company used approximately $77 million of the ADV’s value prior to fiscal 2004. During the first quarter of fiscal 2004, the Company recorded $3 million in other operating income and $3 million in selling, general and administrative expenses in the QSI segment for cooperative marketing expenses incurred, with no effect on net income, related to an arrangement under which a portion of the ADV was transferred to a wireless operator prior to fiscal 2004.

     During the first quarter of fiscal 2004, the Company transferred approximately $4 million of the ADV’s value to a wireless operator for approximately $4 million in cash. As a result of this transfer, the Company recorded an additional $4 million in other operating income in the QSI segment during the first quarter of fiscal 2004. The Company also used approximately $30 million of the ADV during the first quarter of fiscal 2004 as final payment for wireless licenses granted in fiscal 2004 in which the Company was the highest bidder in a FCC auction held during fiscal 2003. On a cumulative basis, the Company used $38 million of the ADV as payment for these wireless licenses, for which the Company had no cost basis at December 28, 2003. The remaining value of the ADV at

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 28, 2003 was approximately $14 million. The Company had no cost basis in the ADV at December 28, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 28, 2003 contained in our 2003 Annual Report on Form 10-K.

     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.

Overview

Our Business and Operating Segments

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties from our intellectual property, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative, amortization of acquisition-related intangible assets and other expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products. QCT software products are the interface link between the operating system that controls the phone and the functionality embedded in our integrated circuit products. QCT products are sold to many of the world’s leading wireless phone and infrastructure manufacturers. QCT revenues comprised 61% and 65% of total consolidated revenues in the first quarter of fiscal 2004 and 2003, respectively.

     QTL grants licenses to use our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1x EV-DO/1xEV-DV, TD-SCDMA and WCDMA/UMTS) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 28% and 23% of total consolidated revenues in the first quarter of fiscal 2004 and 2003, respectively.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW product and services for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and BREWChat, which enables push-to-chat functionality on CDMA-based wireless devices. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. The Digital Cinema business develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. QWI revenues comprised 11% and 10% of total consolidated revenues in the first quarter of fiscal 2004 and 2003, respectively.

     QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications. Our strategy is to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology to promote Internet data communications. QSI’s revenues relate primarily to the consolidation of the Vésper Operating Companies, which we sold in December 2003. QSI revenues comprised 3% of total consolidated revenues in the first quarter of both fiscal 2004 and 2003.

Key Challenges

     Our business faces certain key challenges. Weakness in demand for our products and services from wireless communications equipment manufacturers and network operators, as a result of a failure of the current economic recovery to continue or benefit us in the near term, may render us unable to increase or maintain our revenues and may impair our operating results. Further, to increase our revenues and market share in future periods, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. We also currently face significant competition in our markets and expect that competition will continue, which may result in reduced average selling prices for our products and reduced average royalties. Pricing pressures may be mitigated in part by the addition of new features and functionality to ours and our licensees’ products. Finally, we intend to continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. The growth in our business is dependent on the success of these efforts.

Revenue Concentrations

     Revenues from customers in South Korea, the United States and Japan comprised 42%, 20% and 18%, respectively, of total consolidated revenues in the first quarter of fiscal 2004 as compared to 47%, 21% and 14%, respectively, in the first quarter of fiscal 2003. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan, as a percentage of the total, is primarily attributed to higher royalties from licensees in Japan resulting from the growth of CDMA and WCDMA in Japan as well as their success in exporting products worldwide. The decrease in revenues from customers in South Korea and the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than South Korea and the United States.

Developments Related to Certain Strategic Investments

     Sale of the Vésper Operating Companies

     In fiscal 1999, we acquired ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). In November 2001, we consummated a series of transactions resulting in an overall financial restructuring of the Vésper Operating Companies, which resulted in our holding direct and indirect controlling ownership interests in the Vésper Operating Companies.

     On December 2, 2003 (the Closing Date), Embratel Participações S.A. (Embratel) acquired our direct and indirect ownership interests in the Vésper Operating Companies (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, we have effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Vésper Towers had a net book value of approximately $5 million at December 28, 2003. Concurrent with the closing, the Vésper Operating Companies entered into a 10-year agreement (renewable at the Vésper Operating Companies’ option for up to two successive 5-year terms) whereby the Vésper Operating Companies will pay a monthly fee to us for use of aerial and ground space on the tower sites. Under this arrangement, we preserve the ability and plan to sell some or all of our interest in TowerCo and/or the Vésper Towers (with assignment of the associated rights under the usage rights agreement). We are currently in negotiations to sell a portion of our interest in TowerCo, pursuant to which the acquirer would also receive an option to purchase our remaining interest. If we dispose of our interest in TowerCo in the near term, we may be required to present our results related to the Vésper Operating Companies and TowerCo as discontinued operations.

     We provided approximately $6 million in the first quarter of fiscal 2004 to fund operations of the Vésper Operating Companies and additionally provided approximately $39 million in aggregate funding to or for the benefit of the Vésper Operating Companies on or before the Closing Date to facilitate the transaction. Such funding enabled the Vésper Operating Companies to completely extinguish their existing local bank debt (at an agreed discount) to allow us to retain ownership of the Vésper Towers free and clear of any local bank security interest. All other liabilities of the Vésper Operating Companies as of the Closing Date were included in the Embratel sale transaction. We realized a net loss of $52 million, included in other operating expense, on the Embratel sale transaction, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

     On November 19, 2002, we won bids to acquire personal mobile service (SMP) licenses in the state of São Paulo (excluding São Paulo metro), the state of Minas Gerais, and in the Northeast region of Brazil. Approximately $8 million of the approximate $82 million purchase price for the SMP licenses was paid in December 2002. We have initiated a waiver and return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. These SMP licenses with a net book value of $104 million and a corresponding liability of $117 million at December 28, 2003 were not included in the Embratel sale transaction. At December 28, 2003, we had no remaining assets or liabilities related to the Vésper Operating Companies recorded on our condensed consolidated balance sheet, other than the SMP licenses and related debt and the Vésper Towers.

     Prepayment of the Pegaso Telecomunicaciones, S.A. de C.V. Loan Facility

     We had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements have been terminated. We recognized $12 million in interest income related to Pegaso during the three months ended December 28, 2003, including $10 million of deferred interest income recorded as a result of the prepayment.

     Investment in Inquam Limited

     We have invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. We have also agreed to extend $50 million in bridge loan financings to Inquam, which another investor agreed to match. We have funded $43 million under these bridge loans and had a remaining funding commitment of $7 million at December 28, 2003. We use the equity method to account for our investment in Inquam. At December 28, 2003, our equity and debt investments in Inquam totaled $69 million, net of equity in losses and impairment.

     On July 14, 2003, we approved an additional $50 million equity investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. The terms of the new equity investments are currently being negotiated. No commitments related to these potential investments were in place at December 28, 2003. It is the intention of both parties that the bridge loans will be repaid with the proceeds from the anticipated equity investment.

     On September 22, 2003, we agreed, along with the other major investor in Inquam, to guarantee the payment of amounts due by Inquam under a bank credit agreement. Our maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. The full $20 million was outstanding under the bank credit agreement as of December 28, 2003.

     On January 12, 2004, we agreed to lend up to approximately $4 million to a party affiliated with one of the other investors in Inquam for the purpose of supporting the continued expansion of CDMA in the 450 MHz frequency band in Western Europe.

     We expect that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and Western Europe and will transfer its non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $60 million to $80 million in cash through the first half of calendar 2004. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. If the Inquam operating companies cannot raise debt financing as expected or new investors cannot be found, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

     Total revenues for the first quarter of fiscal 2004 were $1,242 million, compared to $1,097 million for the first quarter of fiscal 2003. Revenues from LG Electronics, Samsung, Motorola and Kyocera, customers of our QCT, QTL and other nonreportable segments, comprised an aggregate of 15%, 14%, 11% and 8% of total consolidated revenues, respectively, in the first quarter of fiscal 2004, as compared to 10%, 20%, 13% and 10% of total consolidated revenues, respectively, in the first quarter of fiscal 2003. The percentage for Kyocera in the first quarter of fiscal 2003 included 2% related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement expired in February 2003.

     Revenues from sales of equipment and services for the first quarter of fiscal 2004 were $888 million, compared to $857 million for the first quarter of fiscal 2003. Revenues from sales of integrated circuit products increased $38 million, primarily due to increased revenues from Mobile Station Modem (MSM) and accompanying radio frequency (RF) integrated circuits resulting from an increase in unit shipments, partially offset by the effects of reductions in average sales prices and changes in product mix. Revenues from sales of equipment and services for the first quarter of fiscal 2004 included $36 million related to the consolidation of the Vésper Operating Companies, compared to $29 million in the first quarter of fiscal 2003.

     Revenues from licensing and royalty fees for the first quarter of fiscal 2004 were $354 million, compared to $240 million for the first quarter of fiscal 2003. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone sales by our licensees at higher than expected average selling prices and a $40 million increase in the prior period variance included in current period revenues. In the first quarter of fiscal 2004, our licensees reported CDMA phone sales for the fourth quarter of fiscal 2003 of approximately 31 million units, as compared to the 26 million units we had expected.

     Cost of equipment and services revenues for the first quarter of fiscal 2004 was $409 million, compared to $388 million for the first quarter of fiscal 2003. The dollar increase primarily resulted from an increase in revenues from sales of equipment and services. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the first quarter of fiscal 2004, compared to 45% in the first quarter of fiscal 2003. The decline in margin percentage in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to a decline in the QCT margin percentage resulting from the effects of reductions in average sales prices and changes in product mix, partially offset by the effect of cost reductions. Cost of equipment and services revenues for the first quarter of fiscal 2004 included $39 million related to the consolidation of the Vésper Operating Companies, compared to $37 million in the first quarter of fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     For the first quarter of fiscal 2004, research and development expenses were $150 million or 12% of revenues, compared to $112 million or 10% of revenues for the first quarter of fiscal 2003. The dollar increase in research and development expenses was primarily due to a $35 million increase in costs related to integrated circuit product initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA/UMTS.

     For the first quarter of fiscal 2004, selling, general and administrative expenses were $137 million or 11% of revenues, compared to $148 million or 13% of revenues for the first quarter of fiscal 2003. The dollar decrease was primarily due to a $22 million decrease in selling, general and administrative expenses of the Vésper Operating Companies, including the effects of foreign currency fluctuations, partially offset by an $11 million increase in employee related expenses and a $3 million increase in cooperative marketing expenses. Selling, general and administrative expenses for the first quarter of fiscal 2004 included $10 million related to the consolidation of the Vésper Operating Companies, compared to $32 million in the first quarter of fiscal 2003.

     For the first quarter of fiscal 2004, other operating expenses were $34 million. There were no other operating expenses in the first quarter of fiscal 2003. Other operating expenses during the first quarter of fiscal 2004 resulted from the net loss on the sale of the Vésper Operating Companies of $52 million, partially offset by $12 million in other operating income resulting from the settlement of a liability with a vendor in Brazil and $7 million of other operating income related to the transfers of portions of the ADV to two wireless operators.

     Interest expense, primarily related to the long-term debt of the Vésper Operating Companies and the financing provided by the Brazilian government for the SMP licenses, was $9 million for the first quarter of fiscal 2004, compared to $7 million in the first quarter of fiscal 2003.

     Net investment income was $38 million for the first quarter of fiscal 2004, compared to net investment expense of $51 million for the first quarter of fiscal 2003. The change was primarily comprised as follows (in millions):

	Three Months Ended

	December 28,	December 29,
	2003	2002	Change

Interest income:
Corporate and other segments	$36	$27	$9
QSI	14	7	7
Net realized gains on investments:
Corporate	3	—	3
QSI	1	1	—
Other-than-temporary losses on marketable securities	—	(55)	55
Other-than-temporary losses on other investments	—	(12)	12
Minority interest in losses of consolidated subsidiaries	—	14	(14)
Equity in losses of investees	(16)	(33)	17

	$38	$(51)	$89

     The increase in QSI interest income was primarily the result of $10 million of deferred interest income recorded as a result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. The increase in interest income on other cash and marketable securities was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The other-than-temporary losses on marketable securities during the first quarter of fiscal 2003 related to a $55 million impairment of our investment in Korea Telecom Freetel Co., Ltd. The other-than-temporary losses on other investments during the first quarter of fiscal 2003 related to the impairment of our investments in two development stage CDMA wireless operators. Minority interest in losses of consolidated subsidiaries during the first quarter of fiscal 2003 resulted from the consolidation of the Vésper Operating Companies which were sold in December 2003. Equity in losses of investees decreased primarily due to a $6 million decrease in our share of losses incurred by Inquam and a $6 million decrease in equity losses related to an indirect interest in the Vésper Operating Companies. There were no remaining direct or indirect investments in the Vésper Operating Companies at December 28, 2003.

     Income tax expense was $187 million for the first quarter of fiscal 2004, compared to $148 million for the first quarter of fiscal 2003. The annual effective tax rate is estimated to be 33% for fiscal 2004, compared to the 38% estimated annual effective tax rate recorded during the first quarter of fiscal 2003, and the final rate of 36% for fiscal 2003. The 35% effective tax rate for the first quarter of fiscal 2004 is higher than the expected annual effective tax rate for 2004 due to the tax impact of the sale of the Vésper Operating Companies.

     The estimated annual effective tax rate of 33% for fiscal 2004 is 2% lower than the United States federal statutory rate due to a benefit of approximately 9% related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by a 7% effect from state taxes and net capital losses for which no tax benefit is recorded. The expected 2004 effective tax rate of 33% is lower than the actual 2003 effective tax rate of 36%, as anticipated fiscal 2004 foreign earnings taxed at less than the United States federal tax rate are greater than fiscal 2003, and estimated foreign and capital losses for which no tax benefit is recorded are less than those realized for fiscal 2003, partially offset by the deduction of certain losses related to foreign subsidiaries in fiscal 2003. Foreign earnings taxed at less than the United States federal rate are expected to increase for fiscal 2004 due to increased foreign earnings and the adjustment of an intercompany royalty agreement. A valuation allowance continues to be provided on substantially all of the foreign deferred tax assets due to uncertainty regarding their realization due to a history of losses from foreign operations. A valuation allowance is also provided on certain deferred tax assets related to capital losses, as future capital gains are not expected to be sufficient to offset such capital losses.

Our Segment Results for the First Quarter of Fiscal 2004 Compared to the First Quarter of Fiscal 2003

     The following should be read in conjunction with the first quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the first quarter of fiscal 2004 were $752 million, compared to $710 million for the first quarter of fiscal 2003. Revenues increased primarily due to increased revenues from MSM and accompanying RF integrated circuits resulting from an increase in unit shipments, partially offset by the effects of reductions in average sales prices and changes in product mix. Approximately 32 million MSM integrated circuits were sold during the first quarter of fiscal 2004, compared to approximately 29 million for the first quarter of fiscal 2003.

     QCT’s earnings before taxes for the first quarter of fiscal 2004 were $261 million, compared to $288 million for the first quarter of fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 35% in the first quarter of fiscal 2004, compared to 41% in the first quarter of fiscal 2003. Research and development and selling, general and administrative expenses were $30 million higher and $10 million higher, respectively, for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily associated with increased investment in new integrated circuit product and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA/UMTS. The decrease in operating margin percentage in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily resulted from the 34% increase in research and development and selling, general and administrative expenses. QCT inventories were $55 million at December 28, 2003, representing a decrease of 26% from September 28, 2003, primarily as a result of the significant increase in sales over the previous quarter.

     QTL Segment. QTL revenues for the first quarter of fiscal 2004 were $353 million, compared to $255 million for the first quarter of fiscal 2003. Royalty revenues from licensees were $307 million in the first quarter of fiscal 2004, compared to $212 million in the first quarter of fiscal 2003. Revenues from license fees were $15 million in the first quarter of fiscal 2004, compared to $14 million in the first quarter of fiscal 2003. Other revenues were comprised of intersegment royalties. During the first quarter of both fiscal 2004 and 2003, we recognized $1 million in revenue related to equity received as consideration for license fees.

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

     The following table summarizes royalty related data (in millions):

	December 28,	December 29,
	2003	2002

Components of royalty revenues
Prior period estimate	$151	$150
Royalties reported in current period related to prior period estimate	208	167

Prior period variance included in current period revenues	57	17
Other royalties reported in current period	45	20
Current period estimate	205	175

Total current period royalty revenues from licensees	$307	$212

     For example, for the three months ended September 28, 2003, we estimated royalties of $151 million from the Estimated Licensees for the fourth quarter of fiscal 2003. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the three months ended December 28, 2003 were $208 million. The variance of $57 million recorded in royalty revenues in the first quarter of fiscal 2004 was attributable to greater phone sales at higher average prices by our Estimated Licensees than we had anticipated. To achieve these phone unit volumes, we believe that our Estimated Licensees reduced their inventories below historical levels in our fourth fiscal quarter. To summarize, total royalty revenues from licensees for the three months ended December 28, 2003 of $307 million included: 1) the variance of $57 million, 2) other royalties reported in this period of $45 million, and 3) the estimate made in this quarter of $205 million based upon Estimated Licensees’ estimated sales during the first quarter of fiscal 2004, which we believe will be reported by the Estimated Licensees in the second quarter of fiscal 2004.

     QTL’s earnings before taxes for the first quarter of fiscal 2004 were $325 million, compared to $229 million for the first quarter of fiscal 2003. QTL’s operating margin percentage was 91% in the first quarter of fiscal 2004, compared to 90% in the first quarter of fiscal 2003. The increase in both revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment.

     QWI Segment. QWI revenues for the first quarter of fiscal 2004 were $133 million, compared with $109 million for the first quarter of fiscal 2003. Revenues increased primarily due to a $16 million increase in QWBS revenue and a $5 million increase in QDM revenue. The increase in QWBS revenue was attributable to $21 million in revenue amortized in the first quarter of fiscal 2004 related to equipment sales in prior periods, while equipment sales during the first quarter were recognized as revenue upon shipment. The effect of the use of a different accounting method for QWBS equipment sales in prior periods, which resulted from the adoption of Emerging Issues Task Force Issue No. 00-21 in the fourth quarter of fiscal 2003, is expected to continue with declining impact through fiscal 2008 as a result of continued amortization of deferred revenue related to equipment sales prior to the adoption of EITF 00-21. QWBS shipped approximately 10,900 OmniTRACS and other related communications systems during the first quarter of fiscal 2004, compared to approximately 10,600 in the first quarter of fiscal 2003. The increase in QDM revenue resulted from an increase in development services provided to the United States government.

     QWI’s earnings before taxes for the first quarter of fiscal 2004 were $5 million, compared to $3 million for the first quarter of fiscal 2003. QWI’s operating margin was 4% in the first quarter of fiscal 2004, compared to 3% in the first quarter of fiscal 2003. The increase in QWI earnings before taxes was primarily due to an $8 million increase in QWBS gross margin, partially offset by a $5 million increase in QWI research and development spending. The increase in QWBS gross margin was primarily attributable to $10 million in gross margin amortized in the first quarter of fiscal 2004 related to equipment sales in prior periods, while equipment sales during the first quarter were recognized upon shipment. The increase in QWI’s operating margin percentage in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was primarily related to the 22% increase in revenue, partially offset by the 38% increase in research and development expenses.

     QSI Segment. QSI revenues for the first quarter of fiscal 2004 were $36 million, compared to $29 million in the first quarter of fiscal 2003. QSI revenues were primarily related to the consolidation of the Vésper Operating Companies.

     QSI’s losses before taxes for the first quarter of fiscal 2004 were $67 million, compared to $133 million for the first quarter of fiscal 2003. During the first quarter of fiscal 2004, we recorded a net realized loss of $52 million resulting from the sale of the Vésper Operating Companies in December 2003 and a $7 million loss due to their consolidation prior to the sale. During the first quarter of fiscal 2003, we recorded a $30 million loss, net of minority interest, due to the consolidation of the Vésper Operating Companies. Equity in losses of investees decreased by $17 million primarily due to a $6 million decrease in our share of losses incurred by Inquam and a $6 million decrease in losses related to an indirect interest in the Vésper Operating Companies. During the first quarter of fiscal 2003, we recorded $66 million in other-than-temporary losses on investments.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $5.9 billion at December 28, 2003, an increase of $0.5 billion from September 28, 2003. The increase was primarily the result of $461 million in cash provided by operating activities, $194 million in net collections on finance receivables, mainly comprised of the prepayment from Pegaso, and $32 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $64 million in capital expenditures, $56 million in dividend payments, $48 million related to the sale of the Vésper Operating Companies and $44 million invested in other entities and acquisitions, including the Alcatel acquisition.

     Accounts receivable increased by 35% during the first quarter of fiscal 2004. The increase in accounts receivable was primarily due to higher revenues compared to the prior quarter and the timing of cash receipts for royalty receivables, partially offset by the reduction in accounts receivable as a result of the sale of the Vésper Operating Companies. Days sales outstanding on a consolidated basis remained constant at 46 days at December 28, 2003 and September 28, 2003 reflecting an increase in accounts receivable consistent with the increase in sales from the previous quarter.

     In February 2003, we authorized the investment of up to $1 billion to repurchase shares of our common stock over a two year period. While we did not repurchase any of our common stock during the three months ended December 28, 2003, we continue to evaluate repurchases under this program. At December 28, 2003, $834 million remains authorized for repurchases under the program. On December 9, 2003, we announced dividends totaling approximately $56 million or $0.07 per share, payable on March 26, 2004 to stockholders of record at the close of business on February 27, 2004.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications carriers, other commitments, the payment of dividends and possible additional stock repurchases. In fiscal 2003, we began design and construction on two new facilities in San Diego, California totaling one million square feet to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to approximate $241 million.

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

     On July 14, 2003, we approved an additional $50 million investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. We are currently negotiating the terms and conditions of the investment agreement. No commitments related to these potential investments were in place at December 28, 2003. We have provided $43 million in bridge loan funding through December 28, 2003 that we expect will be repaid with the proceeds from this anticipated equity investment. On January 12, 2004, we agreed to lend up to approximately $4 million to a party affiliated with one of the other investors in Inquam for the purpose of supporting the continued expansion of CDMA in the 450 MHz frequency band in Western Europe.

Contractual Obligations

     We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

     At December 28, 2003, our outstanding contractual obligations included (in millions):

	Contractual Obligations
	Payments Due By Period
						No
		Less than 1	1-3	3-5	More than 5	Expiration
	Total	Year	Years	Years	Years	Date

Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	435	379	56	—	—	—
Operating leases	105	27	67	7	4	—
Equity investments (1)	28	—	—	—	—	28
Inquam bridge loan and guarantee	17	17	—	—	—	—
Other commitments	5	5	—	—	—	—

Total commitments	708	428	123	7	4	146

Long-term debt	117	—	35	53	29	—
Other long-term liabilities (2)	77	—	7	20	—	50

Total recorded liabilities	194	—	42	73	29	50

Total	$902	$428	$165	$80	$33	$196

(1)	The majority of these commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at December 28, 2003 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Items, Finance Receivables, Note 3 – Investments in Other Entities, Note 7 – Commitments and Contingencies and Note 9 – Disposition of the Vésper Operating Companies.”

Future Accounting Requirements

     Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revised interpretation of FIN (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We are in the process of determining the effect, if any, the adoption of FIN 46-R will have on our financial statements.

RISK FACTORS

     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2003, including our financial statements and the related notes.

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

Our four largest customers as of December 28, 2003 accounted for 48% and 53%, of consolidated revenues in the first quarter of fiscal 2004 and 2003, respectively, and 51% and 48% of consolidated revenues in fiscal 2003 and 2002, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

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

     QWI Segment

     Our QIS division derives revenue primarily from software development and licensing revenues related to our BREW product and services and a QChat licensing agreement with Nextel. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, wireless device manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or will not build or buy similar capacity such that they no longer require BREW services. We also cannot assure you that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

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

     Consolidated revenues from international customers as a percentage of total revenues were 80% and 79% in the first quarter of fiscal 2004 and 2003, respectively, and 78% and 70% in fiscal 2003 and 2002, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first quarter of fiscal 2004, 42% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 47% and 14%, respectively, during the first quarter of fiscal 2003. During fiscal 2003, 43% and 15% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 18% during fiscal 2002. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business.

     The wireless markets in China and India represent significant growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had over 19 million CDMA subscribers at the end of December 2003. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India, and Reliance Infocomm had approximately 6 million subscribers in December 2003. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

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

     We have provided significant funding to CDMA wireless operators to promote the worldwide adoption of CDMA products and services. Due to financial and competitive challenges facing CDMA wireless operators, we cannot assure you that our investments will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. Domestic and international CDMA wireless operators to whom we have provided financing have limited operating histories, are faced with significant capital requirements, are highly leveraged and/or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these wireless operators. Certain wireless operators to whom we have provided financing have defaulted on their obligations to us, and it is possible that others will default on their obligations to us in the future. Any such write-downs or defaults could have a material adverse effect on our financial condition and operating results. Due to currency fluctuations and international risks, foreign borrowers may become unable to pay their debts to us from revenues generated by their projects that are denominated in local currencies. Further, we may not be permitted to retain a security interest in any spectrum licenses held by foreign wireless operators that we finance. These spectrum licenses initially may constitute the primary asset of the wireless operators. The amount of financing that we have provided and that we could provide in the future is substantial. If we are unable to recover our investments in or loans to these CDMA wireless operators, our financial condition may be harmed. See “Notes to Condensed Consolidated Financial Statements, Note 2 — Composition of Certain Financial Statement Items, Marketable Securities and Finance Receivables and Note 3 — Investments in Other Entities.”

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

A reduction or interruption in component supply, an inability of our foundry partners to react to rapid shifts in demand or a significant increase in component prices could have a material adverse effect on our business or profitability.

     Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for our integrated circuit products, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may continue to encounter these problems in the future. Component shortages could adversely affect our ability and that of our customers and licensees to ship products on a timely basis and our customers’ or licensees’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.

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

Our industry is subject to rapid technological change, and we must keep pace to successfully compete.

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1xEV-DO/1xEV-DV, GSM1x, WCDMA/UMTS and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     The vast majority of our patents and patent applications relate to our CDMA digital wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

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

     A number of other companies have claimed to own patents essential to various 3G CDMA standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

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

     Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless phones, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also may be some safety risks due to a lack of attention associated with the use of wireless phones while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

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

     We intend to continue to pay quarterly dividends subject to continued capital availability and periodic determinations that cash dividends continue to be in the best interest of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on our stock price.

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

     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. New regulations implemented by The NASDAQ National Market requiring stockholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange, prohibiting member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. On March 2, 2004, our stockholders will vote to amend our 2001 Stock Option Plan and approve a sufficient share reserve to continue to provide new hires, employees and management with stock options for approximately the next two years. To the extent that new regulations make it more difficult or expensive to grant options to employees or if our stockholders do not approve an increased share reserve, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

     For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have reduced our net income by $66 million during the first quarter of both fiscal 2004 and 2003 and by $260 million and $234 million for fiscal 2003 and 2002, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2003 Annual Report on Form 10-K.

     We have fixed income securities consisting of cash equivalents and investments in marketable debt securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. The following table provides comparative information about our fixed income securities, including principal cash flows, weighted average yield and contractual maturity dates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
	of 2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value

December 28, 2003:
Fixed income securities:
Cash and cash equivalents	$407	$—	$—	$—	$—	$—	$—	$407	$407
Interest rate	1.1%
Held-to-maturity securities	$92	$10	$150	$—	$—	$—	$—	$252	$253
Interest rate	3.6%	1.5%	2.0%
Available-for-sale securities:
Investment grade	$110	$747	$983	$390	$101	$26	$700	$3,057	$3,057
Interest rate	3.2%	1.9%	2.4%	2.9%	3.4%	6.3%	2.8%
Non-investment grade	$12	$2	$5	$12	$38	$460	$—	$529	$529
Interest rate	8.7%	8.3%	10.3%	9.4%	8.9%	8.1%

							No Single		Fair
	2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value

September 28, 2003:
Fixed income securities:
Cash and cash equivalents	$284	$—	$—	$—	$—	$—	$—	$284	$284
Interest rate	1.1%
Held-to-maturity securities	$167	$20	$180	$—	$—	$—	$—	$367	$368
Interest rate	3.4%	1.8%	2.0%
Available-for-sale securities:
Investment grade	$177	$701	$602	$239	$98	$20	$484	$2,321	$2,321
Interest rate	3.0%	2.0%	2.4%	2.9%	3.3%	7.2%	3.2%
Non-investment grade	$11	$2	$8	$11	$41	$425	$—	$498	$498
Interest rate	8.7%	7.7%	9.2%	9.6%	8.9%	8.3%

     We hold marketable securities and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $217 million at December 28, 2003 from $140 million at September 28, 2003. As of December 28, 2003, one equity position constituted approximately 32% of the fair value of the marketable securities portfolio. The recorded value of derivative investment assets, mainly comprised of warrants, subject to Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” at December 28, 2003 was $2 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

     We periodically hold derivative instruments subject to foreign exchange market risk. During the three months ended December 28, 2003, we entered into a zero-cost collar using put and call options to hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA products during the three months ended December 28, 2003. The zero-cost collar had no recorded value at December 28, 2003, and the put and call options expired worthless on December 31, 2003.

     At December 28, 2003, there have been no other material changes to the market risks described at September 28, 2003. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper São Paulo S.A., Vésper S.A., Vésper Holding São Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper São Paulo Cayman and Vésper Holding, Ltd. (1)
2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd. (1)
2.5	Embratel Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Participações S.A. (2)
3.1	Restated Certificate of Incorporation. (3)
3.2	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.3	Certificate of Designation of Preferences. (3)
3.4	Bylaws. (3)
3.5	Amendment of the Bylaws. (3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 30, 2003.

Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated November 5, 2003, containing our November 5, 2003 Press Release related to our announcement of fourth quarter fiscal 2003 and fiscal 2003 results.

We filed a report on Form 8-K dated December 17, 2003, containing information relating to the disposition of all issued and outstanding shares of capital stock of Vésper Holding S.A. and Vésper Holding São Paulo S.A.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/S/ WILLIAM E. KEITEL

William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: January 21, 2004