Form 10-Q
period 2004-03-28
QUALCOMM INC/DE
filed 2004-04-21
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [X]  No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 19, 2004, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	810,192,950

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 28,	September 28,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,946,518	$2,045,094
Marketable securities	3,659,911	2,516,003
Accounts receivable, net	596,784	483,793
Inventories, net	97,041	110,351
Deferred tax assets	471,180	611,536
Other current assets	143,032	181,987

Total current assets	6,914,466	5,948,764
Marketable securities	1,039,435	810,654
Property, plant and equipment, net	549,923	622,265
Goodwill, net	355,622	346,464
Deferred tax assets	360,141	406,746
Other assets	429,907	687,543

Total assets	$9,649,494	$8,822,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$213,098	$195,065
Payroll and other benefits related liabilities	139,444	141,000
Unearned revenue	172,037	174,271
Dividends payable	80,890	—
Current portion of long-term debt	—	102,625
Other current liabilities	207,552	195,241

Total current liabilities	813,021	808,202
Unearned revenue	200,784	236,732
Long-term debt	—	123,302
Other liabilities	79,380	55,628

Total liabilities	1,093,185	1,223,864

Commitments and contingencies (Notes 2, 3 and 7)
Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at March 28, 2004 and September 28, 2003	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 808,903 and 798,353 shares issued and outstanding at March 28, 2004 and September 28, 2003	82	81
Paid-in capital	6,557,273	6,324,971
Retained earnings	1,944,567	1,297,289
Accumulated other comprehensive income (loss)	54,387	(23,769)

Total stockholders’ equity	8,556,309	7,598,572

Total liabilities and stockholders’ equity	$9,649,494	$8,822,436

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003*	2004	2003*
Revenues:
Equipment and services	$819,562	$763,568	$1,672,532	$1,592,124
Licensing and royalty fees	396,086	253,561	749,690	493,267

	1,215,648	1,017,129	2,422,222	2,085,391

Operating expenses:
Cost of equipment and services revenues	335,135	341,205	704,865	692,682
Research and development	169,023	131,801	318,961	244,280
Selling, general and administrative	138,205	121,323	260,281	238,345
Amortization of acquisition-related intangible assets	1,631	1,964	3,756	3,936
Other	(4,916)	—	(10,593)	—

Total operating expenses	639,078	596,293	1,277,270	1,179,243

Operating income	576,570	420,836	1,144,952	906,148
Interest expense	(580)	(383)	(904)	(1,731)
Investment income (expense), net (Note 4)	34,070	(18,447)	69,368	(77,984)

Income from continuing operations before income taxes	610,060	402,006	1,213,416	826,433
Income tax expense	(168,771)	(144,329)	(361,598)	(292,437)

Income from continuing operations	441,289	257,677	851,818	533,996

Discontinued operations (Note 9):
Income (loss) from discontinued operations	54,103	(187,130)	(9,672)	(222,308)
Income tax (expense) benefit	(6,955)	32,469	(1,416)	32,662

Income (loss) from discontinued operations	47,148	(154,661)	(11,088)	(189,646)

Net income	$488,437	$103,016	$840,730	$344,350

Basic earnings per common share from continuing operations	$0.55	$0.33	$1.06	$0.68
Basic earnings (loss) per common share from discontinued operations	0.06	(0.20)	(0.01)	(0.24)

Basic earnings per common share	$0.61	$0.13	$1.05	$0.44

Diluted earnings per common share from continuing operations	$0.53	$0.32	$1.02	$0.65
Diluted earnings (loss) per common share from discontinued operations	0.05	(0.19)	(0.01)	(0.23)

Diluted earnings per common share	$0.58	$0.13	$1.01	$0.42

Shares used in per share calculations:
Basic	806,283	789,026	803,324	786,153

Diluted	835,751	818,088	831,391	816,916

Dividends per share announced	$0.10	$0.05	$0.24	$0.05

See Notes to Condensed Consolidated Financial Statements.

*As adjusted(Note 9)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 28,	March 30,
	2004	2003*
Operating Activities:
Income from continuing operations	$851,818	$533,996
Depreciation and amortization	80,158	68,624
Net realized gains on marketable securities and other investments	(15,569)	(11,268)
Other-than-temporary losses on marketable securities and other investments	1,520	90,550
Equity in losses of investees	36,969	65,246
Non-cash income tax expense	338,367	228,275
Other non-cash charges	5,123	7,572
Proceeds from trading securities	—	2,085
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(137,960)	(284)
Inventories, net	6,587	(59,559)
Other assets	39,529	(8,620)
Trade accounts payable	81,450	(16,500)
Payroll, benefits and other liabilities	(9,575)	19,794
Unearned revenue	(29,250)	16,326

Net cash provided by operating activities	1,249,167	936,237

Investing Activities:
Capital expenditures	(117,561)	(113,376)
Purchases of available-for-sale securities	(3,524,866)	(1,448,922)
Proceeds from sale of available-for-sale securities	2,042,222	1,015,585
Purchases of held-to-maturity securities	—	(160,206)
Maturities of held-to-maturity securities	133,894	76,152
Issuance of finance receivables	(389)	(148,021)
Collection of finance receivables	194,850	527,033
Issuance of notes receivable	(30,283)	(1,172)
Other investments and acquisitions	(49,958)	(31,738)
Other items, net	546	1,246

Net cash used by investing activities	(1,351,545)	(283,419)

Financing Activities:
Proceeds from issuance of common stock	131,509	112,696
Repurchase and retirement of common stock	—	(123,577)
Proceeds from put options	5,103	7,136
Payments on long-term debt	—	(150)
Dividends paid	(112,562)	—

Net cash provided (used) by financing activities	24,050	(3,895)

Net cash used by discontinued operations	(20,257)	(65,112)

Effect of exchange rate changes on cash	9	(674)

Net (decrease) increase in cash and cash equivalents	(98,576)	583,137
Cash and cash equivalents at beginning of period	2,045,094	1,406,704

Cash and cash equivalents at end of period	$1,946,518	$1,989,841

See Notes to Condensed Consolidated Financial Statements.

*As adjusted(Note 9)

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Financial Statement Preparation

     The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2003 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and six month periods ended March 28, 2004 and March 30, 2003 included 13 weeks and 26 weeks, respectively.

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

Principles of Consolidation

     The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of other interest holders of consolidated subsidiaries, if any, is reflected as minority interest. All significant intercompany accounts and transactions are eliminated. The Company deconsolidated the Vésper Operating Companies during the first quarter of fiscal 2004 as a result of their sale in December 2003 and TowerCo during the second quarter of fiscal 2004 as a result of its sale in March 2004 (Note 9). Results of operations and cash flows related to the Vésper Operating Companies and TowerCo are presented as discontinued operations. The Company’s statements of operations and cash flows for all prior periods have been adjusted to present the discontinued operations. The balance sheet as of September 28, 2003 was not adjusted to present assets and liabilities related to discontinued operations separately.

     Effective as of the beginning of the second quarter of fiscal 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

Royalty Revenues

     The Company earns royalties on Code Division Multiple Access (CDMA) products sold worldwide by its licensees in the period that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, the Company estimates royalty revenues from certain licensees (the Estimated Licensees) in the current quarter when reliable estimates of such amounts can be made. Not all royalties earned are estimated. Royalties for licensees for which the Company has minimal history and certain licensees that do not buy the Company’s integrated circuit products are recorded one quarter in arrears when they are reported to the Company by those licensees. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes royalty related data (in millions):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Components of royalty revenues
Prior period estimate	$205	$175	$151	$150
Royalties reported in current period related to prior period estimate	262	208	208	167

Prior period variance included in current period revenues	57	33	57	17
Other royalties reported in current period	51	29	358	256
Current period estimate	237	155	237	155

Total current period royalty revenues from licensees	$345	$217	$652	$428

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 28, 2004 were 29,468,000 and 28,067,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 30, 2003 were 29,062,000 and 30,763,000, respectively.

     Employee stock options to purchase approximately 17,230,000 and 27,593,000 shares of common stock during the three months and six months ended March 28, 2004, respectively, and employee stock options to purchase approximately 41,668,000 and 41,742,000 shares of common stock during the three months and six months ended March 30, 2003, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per common share would be anti-dilutive. Put options outstanding to purchase 3,000,000 shares of common stock were not included in the earnings per share computation for the three months and six months ended March 28, 2004 and March 30, 2003 because the put options’ exercise prices were less than the average market price of the common stock during the period, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 6).

Stock-Based Compensation

     The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per common share.

     As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 28, 2004 were $30.53 and $23.97 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 30, 2003 were $20.84 and $20.57 per share, respectively. The Black-Scholes weighted average estimated fair values of purchase rights pursuant to the Employee Stock Purchase Plans during the three months and six months ended March 28, 2004 were $13.14 and $10.72 per share, respectively. The weighted average estimated fair values of purchase rights pursuant to the Employee Stock Purchase Plans during the three months and six months ended March 30, 2003 were $10.37 and $9.75 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per common share):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net income, as reported	$488,437	$103,016	$840,730	$344,350
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	7	148	1	465
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(69,518)	(63,614)	(135,684)	(129,530)

Pro forma net income	$418,926	$39,550	$705,047	$215,285

Earnings per common share:
Basic — as reported	$0.61	$0.13	$1.05	$0.44

Basic — pro forma	$0.52	$0.05	$0.88	$0.27

Diluted — as reported	$0.58	$0.13	$1.01	$0.42

Diluted — pro forma	$0.50	$0.05	$0.85	$0.26

Guarantees and Product Warranties

     Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Balance at beginning of the period	$3,357	$12,905	$3,547	$15,670
Charges to expense	338	758	897	1,586
Release of warranty reserves	(324)	(4,620)	(974)	(4,620)
Usage	(165)	(1,250)	(264)	(4,843)

Balance at end of the period	$3,206	$7,793	$3,206	$7,793

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

     Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 28,	September 28,
	2004	2003
Foreign currency translation	$(23,845)	$(82,987)
Unrealized gain on marketable securities, net of income taxes	78,232	59,218

	$54,387	$(23,769)

     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Net income	$488,437	$103,016	$840,730	$344,350

Other comprehensive income:
Foreign currency translation	6,504	1,836	13,103	(18,727)
Unrealized gains (losses) on marketable securities, net of income taxes	24,150	(3,665)	27,765	25,986
Reclassification adjustment for foreign currency translation included in net income (Note 9)	—	—	46,039	—
Reclassification adjustment for other-than- temporary losses on marketable securities included in net income, net of income taxes	496	11,069	661	65,927
Reclassification adjustment for net realized gains included in net income, net of income taxes	(6,532)	(5,917)	(9,412)	(7,082)

Total other comprehensive income	24,618	3,323	78,156	66,104

Total comprehensive income	$513,055	$106,339	$918,886	$410,454

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Composition of Certain Financial Statement Items

Marketable Securities

     Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent
	March 28,	September 28,	March 28,	September 28,
	2004	2003	2004	2003
Held-to-maturity:
Certificates of deposit	$—	$5,073	$—	$—
U.S. Treasury and federal agency securities	10,369	489	70,091	129,988
Corporate bonds and notes	75,478	161,416	69,981	70,111

	85,847	166,978	140,072	200,099

Available-for-sale:
U.S. Treasury and federal agency securities	844,761	695,454	—	—
Foreign government bonds	26,601	—	—	—
Corporate bonds and notes	1,811,250	1,117,968	21,242	22,099
Mortgage and asset-backed securities	736,335	485,859	—	—
Non-investment grade debt securities	40,256	39,316	558,262	458,768
Equity mutual fund	—	—	194,753	—
Equity securities	114,861	10,428	125,106	129,688

	3,574,064	2,349,025	899,363	610,555

	$3,659,911	$2,516,003	$1,039,435	$810,654

     The Company invested a portion of its corporate cash in an equity mutual fund. This investment is classified as available-for-sale and non-current because the Company’s intent is to hold the fund shares for dividend income and long-term appreciation.

Accounts Receivable

	March 28,	September 28,
	2004	2003
	(in thousands)
Trade, net of allowance for doubtful accounts of $9,625 and $12,352, respectively	$570,970	$460,477
Long-term contracts:
Billed	20,867	10,047
Unbilled	3,281	6,898
Other	1,666	6,371

	$596,784	$483,793

     Accounts receivable were reduced by $22 million from September 28, 2003 as a result of discontinued operations (Note 9).

Finance Receivables

     Finance receivables, which are included in other assets, result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services.

     The Company had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements were terminated. The

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company recognized $12 million in interest income related to Pegaso during the six months ended March 28, 2004, including $10 million of deferred interest income recorded as a result of the prepayment.

     A long-term financing commitment for $346 million under an arrangement with Ericsson expired on November 6, 2003. At March 28, 2004, the Company had a remaining commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

Inventories

	March 28,	September 28,
	2004	2003
	(in thousands)
Raw materials	$19,136	$18,512
Work-in-process	2,699	3,000
Finished goods	75,206	88,839

	$97,041	$110,351

     Inventories were reduced by $8 million from September 28, 2003 as a result of discontinued operations (Note 9).

Property, Plant and Equipment

	March 28,	September 28,
	2004	2003
	(in thousands)
Land	$46,884	$47,214
Buildings and improvements	352,608	338,424
Computer equipment	389,631	378,983
Machinery and equipment	330,405	449,181
Furniture and office equipment	21,957	22,152
Leasehold improvements	51,112	42,750

	1,192,597	1,278,704
Less accumulated depreciation and amortization	(642,674)	(656,439)

	$549,923	$622,265

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months and six months ended March 28, 2004 was $32 million and $62 million, respectively, as compared to $29 million and $54 million for the three months and six months ended March 30, 2003, respectively. The gross and net carrying values of property, plant and equipment were reduced by $170 million and $103 million, respectively, from September 28, 2003 as a result of discontinued operations (Note 9).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

     The components of purchased intangible assets, which are included in other assets, were as follows (in thousands):

	March 28, 2004		September 28, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$82,598	$(9,243)	$174,480	$(7,858)
Marketing-related	21,230	(7,057)	20,683	(7,411)
Technology-based	54,319	(33,806)	35,558	(27,341)
Customer-related	15,154	(12,076)	16,652	(15,563)
Other	7,003	(465)	8,502	(1,089)

Total intangible assets	$180,304	$(62,647)	$255,875	$(59,262)

     The gross carrying values of wireless licenses, customer-related intangible assets and marketing-related intangible assets were reduced by $105 million, $5 million and $1 million, respectively, from September 28, 2003 as a result of discontinued operations (Note 9).

     Amortization expense from continuing operations for the three months and six months ended March 28, 2004 was $5 million and $11 million, respectively, as compared to $3 million and $8 million for the three months and six months ended March 30, 2003, respectively. Amortization expense related to these intangible assets is expected to be $7 million for the remainder of fiscal 2004, $13 million in fiscal 2005, $12 million in fiscal 2006, $11 million in fiscal 2007 and $8 million in fiscal 2008.

     In September 2003, a European subsidiary of the Company acquired certain assets and assumed certain liabilities of Alcatel Mobicom for approximately $12 million. Due to the Company’s practice of consolidating foreign subsidiaries one month in arrears, the acquisition was recorded in the Company’s condensed consolidated financial statements during the first quarter of fiscal 2004. The acquisition resulted in $1 million, $3 million and $5 million increases in marketing-related intangible assets, customer-related intangible assets and goodwill, respectively. The purchase price was allocated based on the estimated fair values of acquired assets and assumed liabilities. Goodwill was increased by $3 million in the second quarter of fiscal 2004 due to contingent consideration paid by the Company. Pro forma results have not been presented because the effect of this acquisition is not material.

     Capitalized software development costs, which are included in other assets, were $40 million and $36 million at March 28, 2004 and September 28, 2003, respectively. Accumulated amortization on capitalized software was $33 million and $26 million at March 28, 2004 and September 28, 2003, respectively. Amortization expense from continuing operations related to capitalized software for the three months and six months ended March 28, 2004 was $3 million and $7 million, respectively, as compared to $3 million and $6 million for the three months and six months ended March 30, 2003, respectively.

Note 3 — Investments in Other Entities

Inquam Limited

     The Company has invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. Inquam is a variable interest entity. The Company does not consolidate Inquam because it is not the primary beneficiary. The Company also extended $55 million in bridge loan financings to Inquam, which another investor agreed to match. The Company has funded $55 million under these bridge loans since the third quarter in fiscal 2003 and had no remaining funding commitment at March 28, 2004. The other investor provided $39 million under these bridge loans through April 16, 2004 and has indicated that the remaining $16 million commitment will be funded during the Company’s third fiscal quarter. The Company uses the equity method to account for its investment in Inquam. The Company recorded its equity in losses of Inquam of $19 million and $34 million for the three months and six months ended March 28, 2004, respectively, as compared to $33 million and $54 million for the three months and six months ended March 30, 2003, respectively. At March 28, 2004, the Company’s equity and debt investments in Inquam totaled $63 million, net of equity in losses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On July 14, 2003, the Company approved an additional $50 million equity investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. The terms of the new equity investments are currently being negotiated. No commitments related to these potential investments were in place at March 28, 2004. It is the intention of both parties that $30 million of the bridge loans will be repaid with the proceeds from this anticipated equity investment. The Company continues to evaluate its strategic alternatives with regard to its investment in and prospective involvement with Inquam.

     On September 22, 2003, the Company agreed, along with the other major investor in Inquam, to guarantee the payment of amounts due by Inquam under a bank credit agreement. The Company’s maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. The full $20 million was outstanding under the bank credit agreement as of March 28, 2004.

     On January 12, 2004, the Company agreed to lend up to approximately $4 million to a party affiliated with one of the other investors in Inquam for the purpose of supporting the continued expansion of CDMA in the 450 MHz frequency band in Western Europe. The Company funded $1 million of this loan during the second quarter, and the loan was repaid in full on April 16, 2004. The availability period of this loan expired on January 31, 2004, and the Company no longer had an obligation to fund under this agreement at March 28, 2004.

Other

     Other strategic investments as of March 28, 2004 totaled $117 million, including $44 million accounted for using the cost method. At March 28, 2004, effective ownership interests in these investees ranged from less than 1% to 50%. Funding commitments related to these investments totaled $28 million at March 28, 2004, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 — Investment Income (Expense)

     Investment income (expense) was comprised as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003*	2004	2003*
Interest income	$43,586	$34,094	$91,357	$66,425
Net realized gains on marketable securities	10,805	9,972	15,569	11,268
Other-than-temporary losses on marketable securities	(820)	(18,458)	(1,095)	(73,349)
Other-than-temporary losses on other investments	—	(5,510)	(425)	(17,202)
Change in fair values of derivative investments	1,397	106	931	120
Equity in losses of investees	(20,898)	(38,651)	(36,969)	(65,246)

	$34,070	$(18,447)	$69,368	$(77,984)

* As adjust(Note 9)

     During the second quarter of fiscal 2004, the Congressional Joint Committee on Taxation approved a refund to the Company of approximately $42 million resulting from an audit by the United States Internal Revenue Service (IRS) of fiscal years 1997 through 1999. A tax receivable had previously been recorded for the tax refund excluding interest. Interest income of approximately $7 million was recorded in the second quarter of fiscal 2004 for the interest expected to be received from the IRS.

Note 5 — Income Taxes

     The Company currently estimates its annual effective income tax rate for continuing operations to be approximately 30% for fiscal 2004, as compared to the actual 34% effective income tax rate for continuing operations in fiscal 2003. The Company’s estimated effective tax rate from continuing operations for fiscal 2004 decreased from 32% in the first quarter to 30% in the second quarter, which resulted in a 28% effective tax rate from

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuing operations in the second quarter of fiscal 2004. The change in the estimated rate for fiscal 2004 resulted from the Company’s forecast of its ability to utilize capital losses and higher expected foreign earnings taxed at less than the United States federal rate. The estimated annual effective tax rate for continuing operations for fiscal 2004 is lower than the United States federal statutory rate due to a benefit related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes. The prior fiscal year rate for continuing operations was lower than the United States federal statutory rate as a result of research and development credits, the deduction of certain losses related to foreign subsidiaries, and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and foreign and capital losses for which no tax benefit was recorded.

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.2 billion of undistributed earnings of certain non-United States subsidiaries permanently invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings.

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of March 28, 2004, the Company has provided a valuation allowance on net capital losses, foreign tax credits, and other foreign deferred tax assets in the amounts of $166 million, $54 million and $20 million, respectively. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. Based on the Company’s current estimates of future taxable income, the Company expects that approximately $54 million of foreign tax credits will expire unutilized by the end of fiscal year 2005. The valuation allowance for these foreign tax credits was recorded in the first quarter of fiscal 2004 as a charge to paid-in capital because the expected expiration of foreign tax credits will result from deductions related to stock options. Additionally, although the majority of foreign net operating losses have unlimited carryforward periods, the Company continues to provide a valuation allowance on substantially all of its foreign deferred tax assets at March 28, 2004 because of uncertainty regarding their realization due to a history of losses from these particular foreign operations.

     The net deferred tax assets decreased by approximately $187 million from September 28, 2003 to March 28, 2004 because of the foreign tax credit valuation allowance and the use of deferred tax assets to offset the current tax liability that otherwise would have resulted from current operations. Gross deferred tax assets and an equal amount of valuation allowance, primarily related to unused Brazilian net operating losses, each decreased by approximately $475 million from September 28, 2003 to March 28, 2004 as a result of the disposition of the Vésper Operating Companies (Note 9), with no net effect on net deferred tax assets.

Note 6 — Stockholders’ Equity

     Changes in stockholders’ equity for the six months ended March 28, 2004 were as follows (in thousands):

Balance at September 28, 2003	$7,598,572
Net income	840,730
Tax benefit from the exercise of stock options	154,984
Other comprehensive income	78,156
Net proceeds from the issuance of common stock	131,509
Dividends	(193,452)
Valuation allowance provided on certain deferred tax assets (Note 5)	(54,190)

Balance at March 28, 2004	$8,556,309

Stock Repurchase Program

     On February 11, 2003, the Company authorized the investment of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. During the three months and six months ended March 30, 2003, the Company bought 3,615,000 shares at an aggregate cost of $124 million. While the Company did not repurchase any of the Company’s common stock under this program during the six months ended March 28, 2004, the Company continues to evaluate repurchases under this program. At March 28, 2004, $834 million remains authorized for repurchases under the program.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In connection with the Company’s stock repurchase program, the Company sold put options under three separate contracts with independent third parties during the three months ended March 28, 2004 that may require the Company to purchase 3,000,000 shares of its common stock upon exercise. The Company accounts for the written put options in accordance with Statement of Financial Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In the event the put options are exercised, the contracts require that the options be physically settled in cash. The Company has determined that the put options should be classified as liabilities in accordance with FAS 150. As such, the Company recorded the $5 million in premiums received as additions to other current liabilities, and changes in the fair values of the put options are recognized in the Company’s statement of operations. At March 28, 2004, all three contracts, with expiration dates ranging from September 1, 2004 to September 9, 2004, were outstanding, and the recorded values of the option liabilities were $5 million. If the options are exercised, the Company’s effective repurchase prices for its shares (the strike prices less the option premiums received) will be below $52 per share. Any shares repurchased upon exercise of the put options will be retired.

     During the three months ended March 30, 2003, the Company sold put options under three separate contracts with independent third parties that required the Company to purchase 3,000,000 shares of its common stock upon exercise. All of these put options expired unexercised. The Company classified the put options as permanent equity in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, the Company recorded the $7 million in premiums received as paid-in capital.

Dividends

     On March 2, 2004, the Company announced a cash dividend of $0.10 per share on the Company’s common stock, payable on June 25, 2004 to stockholders of record as of the close of business on May 28, 2004. During the three months and six months ended March 28, 2004 dividends charged to retained earnings were $81 million and $193 million, respectively. During the three months and six months ended March 30, 2003, dividends charged to retained earnings were $39 million.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, a QUALCOMM wholly- owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. Trial of this matter commenced on February 24, 2004. On March 25, 2004, the jury reached a unanimous verdict of no infringement in favor of the Company on six of the seven patent claims asserted by Zoltar. The jury was unable to reach a unanimous decision as to the seventh claim and as to certain issues relating to the invalidity and enforceability of the patents. The court now has under submission motions by the parties, including QUALCOMM and SnapTrack’s motions for non-infringement as to the seventh claim and motions seeking the court’s determination as to the invalidity and enforceability of certain of the patents and patent claims.

     Texas Instruments Incorporated v. QUALCOMM Incorporated: On July 25, 2003, the Company filed an action in Delaware Superior Court against Texas Instruments Incorporated for breach of a patent portfolio license agreement between the parties, seeking damages and other relief. On September 23, 2003, Texas Instruments filed an action in Delaware Chancery Court against the Company alleging breach of the same agreement, seeking damages and other relief. The Company has since dismissed its case in Superior Court and refiled its claims as part of the action in the Chancery Court. On March 11, 2004, the Chancery Court denied Texas Instrument’s motion seeking dismissal of the Company’s claims. The case is now scheduled for a bench trial to occur on August 16, 2004, in Delaware.

     QUALCOMM Incorporated v. Conexant Systems, Inc. and Skyworks Solutions Inc.: On October 8, 2002, the Company filed an action in the United States District Court for the Southern District of California against Conexant and Skyworks alleging infringement of five patents and misappropriation of trade secrets and seeking damages and injunctive relief. The Company is seeking to amend the complaint to bring the total number of patents at issue to nine. On December 4, 2003, Skyworks answered and counterclaimed against QUALCOMM, alleging infringement of four patents and misappropriation of trade secrets and seeking damages and injunctive relief. Discovery in the matter has recently begun.

     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, the Company filed an action in the United States District Court for the Southern District of California against Maxim Integrated Products, Inc. (Maxim) alleging infringement of three patents and seeking damages and injunctive relief. The Company has since amended the complaint, bringing the total number of patents at issue to five. On April 12, 2004, Maxim filed a First Amended Answer and Counterclaims to the Company’s Second Amended Complaint. Maxim’s amended counterclaims allege violation of antitrust laws and unfair business practices and seek damages and other relief. The Company believes the amended counterclaims are without merit and will seek the dismissal of the claims as a matter of law.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through 2008 are $24 million, $38 million, $25 million, $14 million and $5 million, respectively.

Purchase Obligations

     The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $591 million for the remainder of fiscal 2004 and $129 million in fiscal 2005. Of these amounts, commitments to purchase integrated circuit product inventories comprised $563 million and $126 million, respectively. The Company also has commitments to purchase telecommunications services for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through fiscal 2008 for approximately $11 million, $20 million, $19 million, $2 million and $2 million, respectively, and $2 million thereafter.

Letters of Credit and Other Financial Commitments

     In addition to the financing commitments to Ericsson (Note 2) and the Inquam guarantee commitment (Note 3), the Company had outstanding letters of credit and other financial commitments totaling $1 million as of March 28, 2004, none of which were collateralized.

Note 8 — Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to or useful in the manufacture and sale of CDMA products, and collects license fees and royalties for such licenses;

•	QUALCOMM Wireless & Internet (QWI) — comprised of:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of wireless data, Internet and voice services, including its BREW product and services and QChat and BREWChat, which enable push-to-chat functionality on CDMA-based wireless devices;

•	QUALCOMM Digital Media (QDM) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies and develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures (Digital Cinema); and

•	QUALCOMM Wireless Business Solutions (QWBS) - provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.

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

     As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies and TowerCo (Note 9), consolidated investees of QSI, the Company determined that the results of operations related to the Vésper Operating Companies and TowerCo should be presented as discontinued operations. QSI revenues and EBT for all prior periods have been adjusted to reflect the reclassification of revenues and EBT related to these consolidated investees to discontinued operations.

     During the second quarter of fiscal 2004, the Company reorganized its wholly-owned subsidiary SnapTrack Inc. (SnapTrack), a developer of wireless position location technology. The Company previously presented all of the revenues and operating results of SnapTrack in the QCT segment. As a result of the reorganization of SnapTrack, revenues and operating results related to SnapTrack’s server software business (software for computer servers that allows operators to offer location-based services and applications) became part of the QIS division in the QWI segment. Revenues and operating results related to SnapTrack’s client business (the gpsOne hybrid assisted global positioning system wireless location technology that is embedded with the integrated circuit products) remain with the QCT segment. Prior period segment information has been adjusted to conform to the new segment presentation.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The table below presents revenues and EBT from continuing operations for reportable segments (in thousands):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total*
For the three months ended:
March 28, 2004
Revenues	$711,257	$390,257	$144,627	$29	$(30,522)	$1,215,648
EBT	257,956	361,591	3,864	(15,055)	1,704	$610,060
March 30, 2003
Revenues	$646,513	$260,110	$127,356	$351	$(17,201)	$1,017,129
EBT	221,696	236,192	9,194	(58,645)	(6,431)	$402,006

For the six months ended:
March 28, 2004
Revenues	$1,459,635	$743,678	$282,935	$88	$(64,114)	$2,422,222
EBT	518,433	686,264	9,531	(18,554)	17,742	$1,213,416
March 30, 2003
Revenues	$1,350,913	$515,533	$243,856	$649	$(25,560)	$2,085,391
EBT	507,829	465,601	14,104	(156,518)	(4,583)	$826,433

*As adjusted.

     Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003*	2004	2003*
Revenues
Elimination of intersegment revenue	$(36,549)	$(36,365)	$(73,850)	$(69,948)
Other products	6,027	19,164	9,736	44,388

Reconciling items	$(30,522)	$(17,201)	$(64,114)	$(25,560)

Earnings before income taxes
Unallocated amortization of acquisition-related intangible assets	$(1,196)	$(1,807)	$(2,990)	$(3,622)
Unallocated research and development expenses	(16,790)	(13,014)	(26,276)	(22,298)
Unallocated selling, general and administrative expenses	(18,043)	(14,105)	(20,934)	(21,881)
Unallocated investment income, net	50,696	33,569	88,324	59,559
Unallocated interest expense	(398)	(232)	(555)	(1,525)
EBT from other products	(10,000)	(6,716)	(14,945)	(10,023)
Intracompany profit	(2,565)	(4,126)	(4,882)	(4,793)

Reconciling items	$1,704	$(6,431)	$17,742	$(4,583)

*As adjusted.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT*	QTL	QWI*	QSI*
For the three months ended:
March 28, 2004
Revenues from external customers	$710,748	$359,965	$138,879	$29
Intersegment revenues	509	30,292	5,748	—
March 30, 2003
Revenues from external customers	$646,089	$231,809	$119,716	$351
Intersegment revenues	424	28,301	7,640	—

For the six months ended:
March 28, 2004
Revenues from external customers	$1,458,551	$681,714	$272,133	$88
Intersegment revenues	1,084	61,964	10,802	—
March 30, 2003
Revenues from external customers	$1,350,023	$457,271	$233,060	$649
Intersegment revenues	890	58,262	10,796	—

     *As adjusted.

     Segment assets are comprised of accounts receivable, finance receivables and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, notes receivable, wireless licenses and other investments. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, and goodwill. Segment assets were as follows (in thousands):

	March 28,	September 28,
	2004	2003*
QCT	$327,321	$308,939
QTL	246,529	154,887
QWI	114,006	94,456
QSI	437,137	839,156
Assets not allocated to segments	8,524,501	7,424,998

Total consolidated assets	$9,649,494	$8,822,436

*As adjusted.

     QSI assets decreased by $265 million from September 28, 2003 as a result of discontinued operations (Note 9).

Note 9 — Discontinued Operations in the QSI Segment

     In fiscal 1999, the Company acquired ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). The Vésper Operating Companies were formed by a consortium of investors to provide fixed wireless and wireline telephone services in the northern, northeast and eastern regions of Brazil and in the state of São Paulo. In November 2001, the Company consummated a series of transactions resulting in an overall financial restructuring of the Vésper Operating Companies, which resulted in its holding direct and indirect controlling ownership interests in the Vésper Operating Companies. As a result, the Vésper Operating Companies were consolidated in the Company’s QSI segment.

     On December 2, 2003 (the Closing Date), Embratel Participações S.A. (Embratel) acquired the Company’s direct and indirect ownership interests in the Vésper Operating Companies (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, the Company effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Vésper Towers had a net book value of approximately $5 million on the Closing Date. Concurrent with the closing, the Vésper Operating Companies entered into a 10-year agreement (renewable at the Vésper Operating Companies’ option for up to two successive 5-year terms) whereby the Vésper Operating

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Companies would pay a monthly fee to the Company for use of aerial and ground space on the tower sites. The Company provided approximately $6 million to fund operations of the Vésper Operating Companies during the first quarter of fiscal 2004 prior to their sale and additionally provided approximately $39 million in aggregate funding to or for the benefit of the Vésper Operating Companies on or before the Closing Date to facilitate the Embratel sale transaction. Such funding enabled the Vésper Operating Companies to completely extinguish their existing local bank debt (at an agreed discount) to allow the Company to retain ownership of the Vésper Towers free and clear of any local bank security interest. The major classes of assets and liabilities sold in the Embratel sale transaction included: $25 million in accounts receivable, $5 million in inventory, $24 million in other current assets, $95 million in property, plant and equipment, $6 million in other assets, $52 million in accounts payable, $5 million in payroll and other benefits related liabilities, $6 million in unearned revenue, $1 million in other current liabilities, $14 million in long-term debt and $3 million in other liabilities. The Company realized a net loss of $52 million on the Embratel sale transaction during the first quarter of fiscal 2004, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

     On November 19, 2002, the Company won bids to acquire personal mobile service (SMP) licenses in certain regions of Brazil. Approximately $8 million of the approximate $82 million purchase price for the SMP licenses was paid in December 2002. The remaining Brazilian real-denominated obligation was financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation. These SMP licenses were not included in the Embratel sale transaction. In December 2003, the Company initiated a waiver and return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. In February 2004, the waiver and return of the SMP licenses was approved by Anatel, and the license debt was extinguished. The Company realized a net gain of $19 million as a result of the removal of the $104 million SMP licenses and the related $123 million debt and accrued interest during the second quarter of fiscal 2004.

     On March 2, 2004, the Company sold TowerCo to Embratel in a separately negotiated transaction (the TowerCo sale transaction) for $45 million in cash. TowerCo’s assets were primarily comprised of $5 million in property, plant and equipment. The Company realized a net gain of $40 million on the TowerCo sale transaction during the second quarter of fiscal 2004. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations and cash flows related to the Vésper Operating Companies, including the results related to TowerCo and the SMP licenses and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in its condensed consolidated statements of operations and cash flows. The Company’s statements of operations and cash flows for all prior periods have been adjusted to present the discontinued operations.

     For each of the three months and six months ended March 28, 2004, revenues of $36 million were reported in the income (loss) from discontinued operations. For the three and six months ended March 30, 2003, revenues of $26 million and $55 million, respectively, were reported in the income (loss) from discontinued operations. At March 28, 2004, the Company had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or the SMP licenses recorded on its condensed consolidated balance sheet.

Note 10 — Auction Discount Voucher

     The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission (FCC) in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any FCC spectrum auction over a period of three years, including those in which the Company is not a participant. During November 2002, the FCC amended the terms of the ADV to allow the Company to use the ADV to satisfy existing FCC debt of other companies. During April 2003, the FCC granted the Company’s request for a one-year extension of the ADV. As a result, the ADV expires in June 2004. The Company is evaluating whether it will need to seek another extension of the ADV. The Company used approximately $77 million of the ADV’s value prior to fiscal 2004.

     During the first six months of fiscal 2004, the Company recorded $4 million in other operating income and $4 million in selling, general and administrative expenses in the QSI segment for cooperative marketing expenses

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

incurred, with no effect on net income, related to an arrangement under which a portion of the ADV was transferred to a wireless operator prior to fiscal 2004.

     During the first six months of fiscal 2004, the Company transferred approximately $8 million of the ADV’s value to a wireless operator for approximately $8 million in cash. As a result of this transfer, the Company recorded an additional $8 million in other operating income in the QSI segment during the first six months of fiscal 2004. The Company also used approximately $30 million of the ADV during the first six months of fiscal 2004 as final payment for wireless licenses granted in fiscal 2004 in which the Company was the highest bidder in a FCC auction held during fiscal 2003. On a cumulative basis, the Company used $38 million of the ADV as payment for these wireless licenses, for which the Company had no cost basis at March 28, 2004. The remaining value of the ADV at March 28, 2004 was approximately $10 million. The Company had no cost basis in the ADV at March 28, 2004.

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

Overview

Quarterly Highlights

     Revenues for the second quarter of fiscal 2004 were $1.2 billion, with net income of $488 million, including $47 million of income relating to discontinued operations. During this quarter, the following developments occurred with respect to key elements of our business:

•	Strong growth in CDMA subscribers throughout the world drove demand for our products and the products of our licensees. Network expansions in India, China and CDMA2000 1xEV-DO (Evolution Data Optimized) deployments by operators in South Korea, Japan and the United States, number portability requirements by regulators in South Korea and the United States, and the popularity of color screens and camera phones were major contributors. We shipped approximately 32 million Mobile Station Modem (MSM) integrated circuits, 99% of which were third generation (3G) CDMA2000 1X and 1xEV-DO;

•	Better network coverage, network and handset interoperability and new handsets resulted in over four million WCDMA (UMTS) subscribers in Japan and Europe by the end of the quarter, according to the EMC World Cellular Information Service, a researcher and publisher of wireless industry market intelligence. Several leading manufacturers have announced the selection of our WCDMA (UMTS) compatible MSM 6250 integrated circuits for their WCDMA (UMTS) phone products. Nine subscriber licensees and eight infrastructure licensees reported sales of WCDMA (UMTS) products, and WCDMA (UMTS) royalties contributed approximately 12% of royalties reported in the second fiscal quarter for licensee sales during the first fiscal quarter;

•	Our integrated circuits business experienced supply constraints which resulted in our inability to meet certain customer demands. To ensure better delivery of parts and components from our suppliers, we have extended our firm orders to our suppliers. Additionally, we are working to add capacity at our existing supply base, as well as evaluating potential new suppliers to augment our needs;

•	Our QSI business activities continue to decrease as planned. We sold TowerCo in Brazil and no longer have any involvement with the Vésper Operating Companies. Outstanding QSI commitments decreased by $127 million.

Our Business and Operating Segments

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services revenues, research and development, selling, general and administrative, amortization of acquisition-related intangible assets and other expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and software are used in wireless phones and infrastructure equipment. The wireless phone integrated circuits include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 59% and 64% of total consolidated revenues in the second quarter of fiscal 2004 and 2003, respectively. QCT revenues comprised 60% and 65% of total consolidated revenues in the first six months of fiscal 2004 and 2003, respectively.

     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA (UMTS)) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 32% and 26% of total consolidated revenues in the second quarter of fiscal 2004 and 2003, respectively. QTL revenues comprised 31% and 25% of total consolidated revenues in the first six months of fiscal 2004 and 2003, respectively.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW product and services for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and BREWChat, which enable push-to-chat functionality on CDMA-based wireless devices, and QPoint, which enables operators to offer E-911 and location-based applications and services. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. The Digital Cinema business develops technologies and provides equipment to support the processing, transmission and management of content for a variety of media applications, including the delivery of digitized motion pictures. QWI revenues comprised 12% and 13% of total consolidated revenues in the second quarter of fiscal 2004 and 2003, respectively. QWI revenues comprised 12% of total consolidated revenues in the first six months of both fiscal 2004 and 2003.

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

Looking Forward

     As we look through the end of this fiscal year, our business is presented with certain key opportunities and risks. Worldwide demand for CDMA phones and devices with increased functionality such as color screens, cameras and multimedia capabilities is increasing, and we believe this trend will continue. The expansion of broadband global data service is expected to drive increased demand for CDMA products. We expect to see the next generation of 1xEV-DO capable phones, external and embedded modules for laptop computers and other devices in the near term. Verizon’s recent announcement of its intent to proceed with a nationwide deployment of CDMA2000 1xEV-DO has had a positive effect, and we anticipate CDMA2000 IxEV-DO usage to expand.

     We are working closely with many operators and manufacturers to support rapid and reliable WCDMA (UMTS) deployment and the availability of attractive, feature rich handsets and modules. We continue to anticipate growth in WCDMA (UMTS) in calendar 2004. We expect to see WCDMA (UMTS) deployments outside of Japan and Europe.

     We expect continued subscriber growth in Asia. Local number portability and 1xEV-DO services are contributing to strong CDMA handset sales in South Korea, where the IxEV-DO subscriber base exceeded six million at the end of March 2004, based on data compiled from operator websites. In Japan, CDMA2000 and WCDMA (UMTS) networks continue to attract new subscribers and handset upgrades by existing subscribers. We anticipate additional wireless licenses will be granted in China in calendar 2005, where the Chinese government is currently evaluating and considering 3G license awards for the 2.1 GHz spectrum band. When the awards are granted, additional operators in China will be authorized to upgrade to 3G or begin deployment of CDMA based networks.

     BREW will play an increasingly important role in generating consumer demand for a broad range of applications. BREW offers operators new capabilities for their products, as well as increased data revenues. We expect additional operators to launch BREW services and increasing volume in BREW downloads.

     Although we have taken action to mitigate our shortages of integrated circuits supply, the effect of such shortages has caused some customer frustration, which could negatively affect our future business. To ensure better delivery of parts and components from our suppliers, we have extended our firm orders to our suppliers. Additionally, we are working to add capacity at our existing supply base, as well as evaluating potential new suppliers to augment our needs. We expect costs of certain integrated circuit products to increase as a result of these actions.

     To increase our revenues and market share, we are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. We face significant competition in our markets and expect that competition will continue, which may result in reduced average selling prices for our products and reduced average royalties.

     In order to continue to develop new products to meet business opportunities, we must continue to expand our workforce of capable engineers. We expect research and development expenses to increase.

     You should also refer to the Risk Factors included in this Quarterly Report for further discussion of these and other risks related to our business.

Revenue Concentrations

     Revenues from customers in South Korea, the United States and Japan comprised 44%, 22% and 18%, respectively, of total consolidated revenues in the first six months of fiscal 2004 as compared to 48%, 22% and 14%, respectively, in the first six months of fiscal 2003. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan, as a percentage of the total, is primarily attributed to higher royalties from licensees in Japan resulting from the growth of CDMA and WCDMA (UMTS) in Japan as well as their success in exporting products worldwide. The decrease in revenues from customers in South Korea, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than South Korea.

Developments Related to Certain Strategic Investments in the QSI Segment

     Key developments in our strategic investments during the first six months of fiscal 2004 included the sale of the Vésper Operating Companies and related assets which are presented as discontinued operations, our receipt from Pegaso of prepayment of our $193 million loan facility, and ongoing investment in Inquam.

     Discontinued Operations

     In fiscal 1999, we acquired ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies). In November 2001, we consummated a series of transactions resulting in an overall financial restructuring of the Vésper Operating Companies, which resulted in our holding direct and indirect controlling ownership interests in the Vésper Operating Companies.

     On December 2, 2003 (the Closing Date), Embratel Participações S.A. (Embratel) acquired our direct and indirect ownership interests in the Vésper Operating Companies (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, we effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Vésper Towers had a net book value of approximately $5 million at December 28, 2003. Concurrent with the closing, the Vésper Operating Companies entered into a 10-year agreement (renewable at the Vésper Operating Companies’ option for up to two successive 5-year terms) whereby the Vésper Operating Companies would pay a monthly fee to us for use of aerial and ground space on the tower sites. We provided approximately $6 million to fund operations of the Vésper Operating Companies during the first quarter of fiscal 2004 prior to their sale and additionally provided approximately $39 million in aggregate funding to or for the benefit of the Vésper Operating Companies on or before the Closing Date to facilitate the Embratel sale transaction. Such funding enabled the Vésper Operating Companies to completely extinguish their existing local bank debt (at an agreed discount) to allow us to retain ownership of the Vésper Towers free and clear of any local bank security interest. The major classes of assets and liabilities sold in the Embratel sale transaction included: $25 million in accounts receivable, $5 million in inventory,

$24 million in other current assets, $95 million in property, plant and equipment, $6 million in other assets, $52 million in accounts payable, $5 million in payroll and other benefits related liabilities, $6 million in unearned revenue, $1 million in other current liabilities, $14 million in long-term debt and $3 million in other liabilities. We realized a net loss of $52 million on the Embratel sale transaction during the first quarter of fiscal 2004, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

     On November 19, 2002, we won bids to acquire personal mobile service (SMP) licenses in certain regions of Brazil. Approximately $8 million of the approximate $82 million purchase price for the SMP licenses was paid in December 2002. The remaining Brazilian real-denominated obligation was financed by the Brazilian government at an interest rate of 12% per annum, plus an adjustment for inflation. These SMP licenses were not included in the Embratel sale transaction. In December 2003, we initiated a waiver and return of the SMP licenses to Anatel, the telecommunications regulatory agency in Brazil. In February 2004, the waiver and return of the SMP licenses was approved by Anatel, and the license debt was extinguished. We realized a net gain of $19 million as a result of the removal of the $104 million SMP licenses and the related $123 million debt and accrued interest during the second quarter of fiscal 2004.

     On March 2, 2004, we sold TowerCo to Embratel in a separately negotiated transaction (the TowerCo sale transaction) for $45 million in cash. TowerCo’s assets were primarily comprised of $5 million in property, plant and equipment. We realized a net gain of $40 million on the TowerCo sale transaction during the second quarter of fiscal 2004. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, we determined that the results of operations and cash flows related to the Vésper Operating Companies, including the results related to TowerCo and the SMP licenses and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in our condensed consolidated statements of operations and cash flows. Our statements of operations and cash flows for all prior periods have been adjusted to present the discontinued operations.

     For each of the three months and six months ended March 28, 2004, revenues of $36 million were reported in the income (loss) from discontinued operations. For the three and six months ended March 30, 2003, revenues of $26 million and $55 million, respectively, were reported in the income (loss) from discontinued operations. At March 28, 2004, we had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or the SMP licenses recorded on our condensed consolidated balance sheet.

     Prepayment of the Pegaso Telecomunicaciones, S.A. de C.V. Loan Facility

     We had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements were terminated. We recognized $12 million in interest income related to Pegaso during the six months ended March 28, 2004, including $10 million of deferred interest income recorded as a result of the prepayment.

     Investment in Inquam Limited

     We have invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the primary intent of deploying CDMA-based technology, primarily in Europe. Inquam is a variable interest entity. We do not consolidate Inquam because we are not the primary beneficiary. We also extended $55 million in bridge loan financings to Inquam, which another investor agreed to match. We have funded $55 million under these bridge loans since the third quarter of fiscal 2003 and had no remaining funding commitment at March 28, 2004. The other investor provided $39 million under these bridge loans through April 16, 2004 and has indicated that the remaining $16 million commitment will be funded during our third fiscal quarter. We use the equity method to account for our investment in Inquam. At March 28, 2004, our equity and debt investments in Inquam totaled $63 million, net of equity in losses.

     On July 14, 2003, we approved an additional $50 million equity investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. The terms of the new equity investments are currently being negotiated. No commitments related to these potential investments were in place at March 28, 2004. It is the intention of both parties that $30 million of the bridge loans will be repaid with the proceeds from this anticipated equity investment.

     On September 22, 2003, we agreed, along with the other major investor in Inquam, to guarantee the payment of amounts due by Inquam under a bank credit agreement. Our maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of $10 million. The full $20 million was outstanding under the bank credit agreement as of March 28, 2004.

     On January 12, 2004, we agreed to lend up to approximately $4 million to a party affiliated with one of the other investors in Inquam for the purpose of supporting the continued expansion of CDMA in the 450 MHz frequency band in Western Europe. We funded $1 million of this loan during the second quarter, and the loan was repaid in full on April 16, 2004. The availability period of this loan expired on January 31, 2004, and we no longer had an obligation to fund under this agreement at March 28, 2004.

     We expect that Inquam will focus its resources on the development of CDMA properties in the 450MHz frequency band in Romania and Western Europe and will transfer certain non-CDMA operations to one or more of Inquam’s other shareholders. Inquam is expected to use approximately $60 million to $80 million in cash through the second half of calendar 2004. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2007 with its current business plan. We continue to evaluate our strategic alternatives with regard to our investment in and prospective involvement with Inquam. If the Inquam operating companies cannot raise debt financing as expected or new investors cannot be found, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

     Revenues

     Total revenues for the second quarter of fiscal 2004 were $1,216 million, compared to $1,017 million for the second quarter of fiscal 2003.

     Revenues from sales of equipment and services for the second quarter of fiscal 2004 were $820 million, compared to $764 million for the second quarter of fiscal 2003. Revenues from sales of integrated circuit products increased $57 million, resulting primarily from an increase of $141 million related to higher unit shipments of MSM and accompanying radio frequency (RF) integrated circuits, partially offset by a decrease of $83 million related to the effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the second quarter of fiscal 2004 were $396 million, compared to $254 million for the second quarter of fiscal 2003. The increase resulted primarily from higher QTL segment royalties, resulting primarily from an increase in phone and infrastructure equipment sales by our licensees and a $24 million increase in the prior period variance (royalties reported in excess of estimated royalties) included in current period revenues. In the second quarter of fiscal 2004, our licensees reported CDMA phone sales for the first quarter of fiscal 2004 of approximately 37 million units, as compared to the 32 million units we had expected.

     Cost of Equipment and Services

     Cost of equipment and services revenues for the second quarter of fiscal 2004 was $335 million, compared to $341 million for the second quarter of fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues was 41% for the second quarter of fiscal 2004, compared to 45% in the second quarter of fiscal 2003. The improvement in margin percentage in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily due to an improvement in certain integrated circuit product margin percentages resulting from the effect of cost reductions, partially offset by the effects of reductions in average sales prices and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses

     For the second quarter of fiscal 2004, research and development expenses were $169 million or 14% of revenues, compared to $132 million or 13% of revenues for the second quarter of fiscal 2003. The dollar and percentage increases in research and development expenses were primarily due to a $35 million increase in costs related to integrated circuit products and corporate initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA (UMTS).

     Selling, General and Administrative Expenses

     For the second quarter of fiscal 2004, selling, general and administrative expenses were $138 million or 11% of revenues, compared to $121 million or 12% of revenues for the second quarter of fiscal 2003. The dollar increase was primarily due to a $14 million increase in employee related expenses and a $7 million increase in professional fees and outside services.

     Other Operating Income

     For the second quarter of fiscal 2004, other operating income was $5 million. There was no other operating income in the second quarter of fiscal 2003. Other operating income during the second quarter of fiscal 2004 resulted primarily from the transfer of a portion of an Auction Discount Voucher (ADV) awarded to us by the FCC in fiscal 2000 to a wireless operator.

     Net Investment Income (Expense)

     Net investment income was $34 million for the second quarter of fiscal 2004, compared to net investment expense of $18 million for the second quarter of fiscal 2003. The change was primarily comprised as follows (in millions):

	Three Months Ended
	March 28,	March 30,
	2004	2003	Change
Interest income:
Corporate and other segments	$44	$28	$16
QSI	—	6	(6)
Net realized gains on investments:
Corporate	8	6	2
QSI	3	4	(1)
Other-than-temporary losses on marketable securities	(1)	(18)	17
Other-than-temporary losses on other investments	—	(6)	6
Change in fair values of derivative investments	1	—	1
Equity in losses of investees	(21)	(38)	17

	$34	$(18)	$52

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances, and $7 million in interest income recorded as a result of a refund from the United States Internal Revenue Service. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. The other-than-temporary losses on marketable securities during the second quarter of fiscal 2003 primarily related to a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $19 million for the three months ended March 28, 2004, as compared to $33 million for the three months ended March 30, 2003.

     Income Tax Expense

     Income tax expense from continuing operations was $169 million for the second quarter of fiscal 2004, compared to $144 million for the second quarter of fiscal 2003. The annual effective tax rate for continuing operations is estimated to be 30% for fiscal 2004, compared to the 35% estimated annual effective tax rate for continuing operations recorded during the second quarter of fiscal 2003. Our estimated effective tax rate from continuing operations for fiscal 2004 decreased from 32% in the first quarter to 30% in the second quarter, which resulted in a 28% effective tax rate for continuing operations in the second quarter of fiscal 2004. The change in the estimated rate for fiscal 2004 resulted from our forecast of our ability to utilize capital losses and higher expected foreign earnings taxed at less than the United States federal rate.

     The estimated annual effective tax rate for continuing operations for fiscal 2004 is lower than the United States federal statutory rate due to a benefit related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes. The expected 2004 effective tax rate for continuing operations of 30% is lower than the actual 2003 effective tax rate for continuing operations of 34%, as anticipated foreign earnings taxed at less than the United States federal tax rate are greater in fiscal 2004, and estimated foreign and capital losses for which no tax benefit will be recorded are less than those realized for fiscal 2003, partially offset by the effect of the deduction of certain losses related to foreign subsidiaries in fiscal 2003. Foreign earnings taxed at less than the United States federal rate are expected to increase in fiscal 2004 due to increased foreign earnings and the adjustment of an intercompany royalty agreement.

     As of March 28, 2004, we had a valuation allowance of approximately $166 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital losses currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

First Six Months of Fiscal 2004 Compared to First Six Months of Fiscal 2003

     Revenues

     Total revenues for the first six months of fiscal 2004 were $2,422 million, compared to $2,085 million for the first six months of fiscal 2003. Revenues from LG Electronics, Samsung, Motorola and Kyocera, customers of our QCT, QTL and other nonreportable segments, comprised an aggregate of 16%, 14%, 11% and 8% of total consolidated revenues, respectively, in the first six months of fiscal 2004, as compared to 13%, 18%, 12% and 10% of total consolidated revenues, respectively, in the first six months of fiscal 2003. The percentage for Kyocera in the first six months of fiscal 2003 included 2% related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement expired in February 2003.

     Revenues from sales of equipment and services for the first six months of fiscal 2004 were $1,673 million, compared to $1,592 million for the first six months of fiscal 2003. Revenues from sales of integrated circuit products increased $95 million, resulting primarily from an increase of $247 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $151 million related to the effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the first six months of fiscal 2004 were $750 million, compared to $493 million for the first six months of fiscal 2003. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone and infrastructure equipment sales by our licensees and a $40 million increase in the prior period variance (royalties reported in excess of estimated royalties) included in current period revenues.

     Cost of Equipment and Services

     Cost of equipment and services revenues for the first six months of fiscal 2004 was $705 million, compared to $693 million for the first six months of fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues was 42% for the first six months of fiscal 2004, compared to 44% in the first six months of fiscal 2003. The improvement in margin percentage in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 was primarily due to an improvement in certain integrated circuit product margin percentages resulting from the effect of cost reductions, largely offset by the effects of reductions in average sales prices and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development

     For the first six months of fiscal 2004, research and development expenses were $319 million or 13% of revenues, compared to $244 million or 12% of revenues for the first six months of fiscal 2003. The dollar and percentage increases in research and development expenses primarily resulted from a $71 million increase in costs related to integrated circuit products and corporate initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA (UMTS).

     Selling, General and Administrative Expenses

     For the first six months of fiscal 2004, selling, general and administrative expenses were $260 million or 11% of revenues, compared to $238 million or 11% of revenues for the first six months of fiscal 2003. The dollar increase was primarily due to a $25 million increase in employee related expenses and an $8 million increase in professional fees and outside services, partially offset by a $5 million decrease related to the wind down of Wireless Knowledge activities and $5 million related to the write down of a note receivable from a development stage CDMA wireless operator in the first six months of fiscal 2003.

     Other Operating Income

     For the first six months of fiscal 2004, other operating income was $11 million. There was no other operating income in the first six months of fiscal 2003. Other operating income during the first six months of fiscal 2004 resulted primarily from the transfers of portions of the ADV to a wireless operator.

     Net Investment Income (Expense)

     Net investment income was $69 million for the first six months of fiscal 2004, compared to net investment expense of $78 million for the first six months of fiscal 2003. The change was primarily comprised as follows (in millions):

	Six Months Ended
	March 28,	March 30,
	2004	2003	Change
Interest income:
Corporate and other segments	$79	$54	$25
QSI	12	12	—
Net realized gains on investments:
Corporate	11	6	5
QSI	4	5	(1)
Other-than-temporary losses on marketable securities	(1)	(73)	72
Other-than-temporary losses on other investments	—	(17)	17
Change in fair values of derivative investments	1	—	1
Equity in losses of investees	(37)	(65)	28

	$69	$(78)	$147

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The other-than-temporary losses on marketable securities during the first six months of fiscal 2003 primarily related to a $55 million impairment of our investment in an operator in Korea and a $16 million impairment of our investment in a provider of semi-conductor packaging, test and distribution services. The other-than-temporary losses on other investments during the first six months of fiscal 2003 related to the impairment of our investments in two development stage CDMA wireless operators. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $34 million for the six months ended March 28, 2004, as compared to $54 million for the six months ended March 30, 2003.

     Income Tax Expense

     Income tax expense from continuing operations was $362 million for the first six months of fiscal 2004, compared to $292 million from continuing operations for the first six months of fiscal 2003. The annual effective tax rate for continuing operations is estimated to be 30% for fiscal 2004, compared to the 35% annual effective tax rate for continuing operations recorded during the first six months of fiscal 2003.

     The estimated annual effective tax rate for continuing operations for fiscal 2004 is lower than the United States federal statutory rate due to a benefit related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes. The expected 2004 effective tax rate for continuing operations of 30% is lower than the actual 2003 effective tax rate for continuing operations of 34%, as anticipated foreign earnings taxed at less than the United States federal tax rate are greater in fiscal 2004, and estimated capital losses for which no tax benefit will be recorded are less than those realized for fiscal 2003, partially offset by the effect of the deduction of certain losses related to foreign subsidiaries in fiscal 2003. Foreign earnings taxed at less than the United States federal rate are expected to increase in fiscal 2004 due to increased foreign earnings and the adjustment of an intercompany royalty agreement.

     As of March 28, 2004, we had a valuation allowance of approximately $166 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

Our Segment Results for the Second Quarter of Fiscal 2004 Compared to the Second Quarter of Fiscal 2003

     The following should be read in conjunction with the second quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”

     QCT Segment. QCT revenues for the second quarter of fiscal 2004 were $711 million, compared to $647 million for the second quarter of fiscal 2003. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $696 million for the second quarter of fiscal 2004, compared to $639 million for the second quarter of fiscal 2003. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $141 million related to higher unit shipments, partially offset by a decrease of $83 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 32 million MSM integrated circuits were sold during the second quarter of fiscal 2004, compared to approximately 28 million for the second quarter of fiscal 2003.

     QCT’s earnings before taxes for the second quarter of fiscal 2004 were $258 million, compared to $222 million for the second quarter of fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 36% in the second quarter of fiscal 2004, compared to 34% in the second quarter of fiscal 2003. The increase in operating margin percentage in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 primarily resulted from the increase in gross margin percentage, partially offset by a 26% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $26 million higher and $6 million higher, respectively, for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 primarily associated with increased investment in new integrated circuit products and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA (UMTS).

     QTL Segment. QTL revenues for the second quarter of fiscal 2004 were $390 million, compared to $260 million for the second quarter of fiscal 2003. Royalty revenues from licensees were $345 million in the second quarter of fiscal 2004, compared to $217 million in the second quarter of fiscal 2003. Revenues from license fees were $15 million in the second quarter of both fiscal 2004 and 2003. Other revenues were comprised of intersegment royalties. During the second quarter of both fiscal 2004 and 2003, we recognized $1 million in revenue related to equity received as consideration for license fees.

     We earn royalties on CDMA products sold worldwide by our licensees in the period that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed until the subsequent quarter and, in some instances, payment is on a semi-annual basis. Therefore, we estimate the royalty revenues from certain licensees (the Estimated Licensees) in the current quarter when reliable estimates of such amounts can be made. Not all royalties earned are estimated. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded in royalty revenue in the period the reports are received. The recognition of this variance in most cases lags the royalty estimate by one quarter. Given our historical position in CDMA, we believe that we have the ability to reliably estimate royalty revenues. As the CDMA market further develops and diversifies, our ability to forecast may decrease, and if so, we may no longer be able to reliably estimate and may change our accounting policy to record royalties as revenue when they are reported by our licensees.

     The following table summarizes royalty related data (in millions):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Components of royalty revenues
Prior period estimate	$205	$175
Royalties reported in current period related to prior period estimate	262	208

Prior period variance included in current period revenues	57	33
Other royalties reported in current period	51	29
Current period estimate	237	155

Total current period royalty revenues from licensees	$345	$217

     For the three months ended March 28, 2004, we estimated royalties of $205 million from the Estimated Licensees for the first quarter of fiscal 2004. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the three months ended March 28, 2004 were $262 million. The variance of $57 million recorded in royalty revenues in the second quarter of fiscal 2004 was attributable to greater phone sales at slightly higher average prices by our Estimated Licensees than we had anticipated. To achieve these phone unit volumes, we believe that our Estimated Licensees reduced their inventories below historical levels in our first fiscal quarter. Total royalty revenues from licensees for the three months ended March 28, 2004 of $345 million included: 1) the prior period variance of $57 million, 2) other royalties reported in this period of $51 million, and 3) the estimate made for this quarter of $237 million based upon Estimated Licensees’ estimated sales during this quarter, which we believe will be reported by the Estimated Licensees in the third quarter of fiscal 2004.

     QTL’s earnings before taxes for the second quarter of fiscal 2004 were $362 million, compared to $236 million for the second quarter of fiscal 2003. QTL’s operating margin percentage was 93% in the second quarter of fiscal 2004, compared to 91% in the second quarter of fiscal 2003. The increase in both revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment. In the second quarter of fiscal 2004, our licensees reported CDMA phone sales for the first quarter of fiscal 2004 of approximately 37 million units, compared to 27 million units reported in the second quarter of fiscal 2003.

     QWI Segment. QWI revenues for the second quarter of fiscal 2004 were $145 million, compared with $127 million for the second quarter of fiscal 2003. Revenues increased primarily due to a $13 million increase in QWBS revenue and an $11 million increase in QIS revenue, partially offset by a $5 million decrease in QDM revenue. As a result of the adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) in the fourth quarter of fiscal 2003, QWBS started recording revenue for certain equipment sales upon shipment instead of amortizing the related revenue over a future period. The amortization of QWBS equipment revenue that was deferred in the periods prior to the adoption of EITF 00-21 will continue with a declining impact through 2008. QWBS amortized $20 million in revenue related to such prior period equipment sales in the second quarter of fiscal 2004, compared to $24 million in the second quarter of fiscal 2003. The net increase in QWBS revenue is primarily attributed to revenue recognized in the second quarter of fiscal 2004 that would have been deferred and amortized in prior periods. QWBS shipped approximately 11,200 OmniTRACS and other related communications systems during the second quarter of fiscal 2004, compared to approximately 8,400 in the second quarter of fiscal 2003. The increase in QIS revenue is primarily attributable to an increase in software fees related to our BREW products. The decrease in QDM revenue resulted from the timing of a development services contract with the United States government.

     QWI’s earnings before taxes for the second quarter of fiscal 2004 were $4 million, compared to $9 million for the second quarter of fiscal 2003. QWI’s operating margin percentage was 3% in the second quarter of fiscal 2004, compared to 7% in the second quarter of fiscal 2003. The decrease in QWI earnings before taxes was primarily due to a $4 million increase in QWI research and development spending. The decrease in QWI’s operating margin percentage in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 was primarily related to a decline in QWBS gross margin percentage, partially offset by an improvement in QIS gross margin percentage. The decline in QWBS gross margin percentage in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 is primarily attributable to an increase in equipment sales, with margins lower than the margins on messaging services, as a percentage of total revenue. During the second quarter of fiscal 2004, QWBS began the process of moving high volume, standard product manufacturing to Mexico. The low volume, prototype and new product manufacturing activities will remain in San Diego. The move is anticipated to be completed by the third quarter of fiscal 2005. QWBS may incur additional costs as a result of this move. The improvement in QIS gross margin percentage is primarily due to the increase in software fees related to our BREW products.

     QSI Segment. QSI’s losses before taxes from continuing operations for the second quarter of fiscal 2004 were $15 million, compared to $59 million for the second quarter of fiscal 2003. Equity in losses of investees decreased by $18 million primarily due to a decrease in losses incurred by Inquam during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, of which our share was $19 million for the three months ended March 28, 2004, as compared to $33 million for the three months ended March 30, 2003. During the second quarter of fiscal 2003, we recorded $24 million in other-than-temporary losses on investments.

Our Segment Results for the First Six Months of Fiscal 2004 Compared to the First Six Months of Fiscal 2003

     The following should be read in conjunction with the first six months financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”

     QCT Segment. QCT revenues for the first six months of fiscal 2004 were $1,460 million, compared to $1,351 million for the first six months of fiscal 2003. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $1,433 million for the first six months of fiscal 2004, compared to $1,338 million for the first six months of fiscal 2003. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $247 million related to higher unit shipments, partially offset by a decrease of $151 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 64 million MSM integrated circuits were sold during the first six months of fiscal 2004, compared to approximately 56 million for the first six months of fiscal 2003.

     QCT’s earnings before taxes for the first six months of fiscal 2004 were $518 million, compared to $508 million for the first six months of fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 36% in the first six months of fiscal 2004, compared to 38% in the first six months of fiscal 2003. The decrease in operating margin percentage in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 primarily resulted from a 31% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $57 million higher and $16 million higher, respectively, for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 primarily associated with increased investment in new integrated circuit products and technology initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO/1xEV-DV, GSM1x and WCDMA (UMTS).

     QTL Segment. QTL revenues for the first six months of fiscal 2004 were $744 million, compared to $516 million for the first six months of fiscal 2003. Royalty revenues from licensees were $652 million in the first six months of fiscal 2004, compared to $428 million in the first six months of fiscal 2003. Revenues from license fees were $30 million in the first six months of fiscal 2004, compared to $29 million in the first six months of fiscal 2003. Other revenues were comprised of intersegment royalties. During the first six months of fiscal 2004 and 2003, we recognized $2 million and $3 million in revenue, respectively, related to equity received as consideration for license fees.

     The following table summarizes royalty related data (in millions):

	Six Months Ended
	March 28,	March 30,
	2004	2003
Components of royalty revenues
Prior period estimate	$151	$150
Royalties reported in current period related to prior period estimate	208	167

Prior period variance included in current period revenues	57	17
Other royalties reported in current period	358	256
Current period estimate	237	155

Total current period royalty revenues from licensees	$652	$428

     For the six months ended March 28, 2004, we estimated royalties of $151 million from the Estimated Licensees for the fourth quarter of fiscal 2003. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the three months ended December 28, 2003 were $208 million. The variance of $57 million recorded in royalty revenues in the first quarter of fiscal 2004 was primarily attributable to greater phone sales at higher average prices by our Estimated Licensees than we had anticipated. To achieve these phone unit volumes, we believe that our Estimated Licensees reduced their inventories below historical levels in our fourth fiscal quarter. Total royalty revenues from licensees for the six months ended March 28, 2004 of $652 million included: 1) the prior period variance of $57 million, 2) other royalties reported in this period of $358 million, and 3) the estimate made for this quarter of $237 million based upon Estimated Licensees’ estimated sales during this quarter, which we believe will be reported by the Estimated Licensees in the third quarter of fiscal 2004.

     QTL’s earnings before taxes for the first six months of fiscal 2004 were $686 million, compared to $466 million for the first six months of fiscal 2003. QTL’s operating margin percentage was 92% in the first six months of fiscal 2004, compared to 90% in the first six months of fiscal 2003. The increase in both revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees resulting from higher demand for CDMA products across all major regions of CDMA deployment.

     QWI Segment. QWI revenues for the first six months of fiscal 2004 were $283 million, compared with $244 million for the first six months of fiscal 2003. Revenues increased primarily due to a $29 million increase in QWBS revenue and a $9 million increase in QIS revenue. As a result of the adoption of EITF 00-21 in the fourth quarter of fiscal 2003, QWBS started recording revenue for certain equipment sales upon shipment instead of amortizing the related revenue over a future period. The amortization of QWBS equipment revenue that was deferred in the periods prior to the adoption of EITF 00-21 will continue with a declining impact through 2008. QWBS amortized $41 million in revenue related to such prior period equipment sales in the first six months of fiscal 2004, compared to $49 million in the first six months of fiscal 2003. The net increase in QWBS revenue is primarily attributed to revenue recognized in the first six months of fiscal 2004 that would have been deferred and amortized in prior periods. QWBS shipped approximately 22,300 OmniTRACS and other related communications systems during the first six months of fiscal 2004, compared to approximately 19,000 in the first six months of fiscal 2003. The increase in QIS revenue is primarily attributable to an increase in software fees related to our BREW products.

     QWI’s earnings before taxes for the first six months of fiscal 2004 were $10 million, compared to $14 million for the first six months of fiscal 2003. QWI’s operating margin percentage was 4% in the first six months of fiscal 2004, compared to 6% in the first six months of fiscal 2003. The decrease in QWI earnings before taxes was primarily due to a $12 million increase in QWI research and development and selling, general and administrative expenses, partially offset by a $7 million increase in QIS gross margin primarily due to the increase in software fees related to our BREW products. The decrease in QWI’s operating margin percentage in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was primarily related to a decline in QWBS gross margin percentage and a 24% increase in research and development expenses. The decline in QWBS gross margin percentage in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 is primarily attributable to an increase in equipment sales, with margins lower than the margins on messaging services, as a percent of total QWBS revenue.

     QSI Segment. QSI’s losses before taxes from continuing operations for the first six months of fiscal 2004 were $19 million, compared to $157 million for the first six months of fiscal 2003. Equity in losses of investees decreased by $29 million primarily due to a decrease in losses incurred by Inquam during the first six months of fiscal 2004, as compared to the same period in fiscal 2003, of which our share was $34 million for the six months ended March 28, 2004, as compared to $54 million for the six months ended March 30, 2003. During the first six months of fiscal 2003, we recorded $90 million in other-than-temporary losses on investments.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $6.6 billion at March 28, 2004, an increase of $1.3 billion from September 28, 2003. The increase was primarily the result of $1.2 billion in cash provided by operating activities, $194 million in net collections on finance receivables, mainly comprised of the prepayment from Pegaso, and $132 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $118 million in capital expenditures, $113 million in dividend payments, $50 million invested in other entities and acquisitions, including the Alcatel acquisition, and $28 million in bridge loans to Inquam.

     Accounts receivable decreased by 9% during the second quarter of fiscal 2004. The decrease in accounts receivable was primarily due to consistent revenues compared to the prior quarter and increased cash receipts for royalty receivables. Days sales outstanding on a consolidated basis were 44 days at March 28, 2004 compared to 46 days at December 28, 2003. The change in days sales outstanding reflects an increase in cash receipts while sales remained consistent with the previous quarter.

     In February 2003, we authorized the investment of up to $1 billion to repurchase shares of our common stock over a two year period. While we did not repurchase any of our common stock during the six months ended March 28, 2004, we continue to evaluate repurchases under this program. At March 28, 2004, $834 million remains authorized for repurchases under the program. In connection with our stock repurchase program, we sold put options during the three months ended March 28, 2004 that may require us to purchase 3,000,000 shares of our common stock upon exercise. We recorded $5 million in premiums received for the put options as additions to other current liabilities. We did not repurchase any shares under the put options during the three months ended March 28, 2004. On March 2, 2004, the Company announced a cash dividend of $0.10 per share on the Company’s common stock, payable on June 25, 2004 to stockholders of record as of the close of business on May 28, 2004.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, other commitments, the payment of dividends and possible additional stock repurchases. In fiscal 2003, we began design and construction on two new facilities in San Diego, California totaling one million square feet to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to approximate $234 million through 2007.

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

     On July 14, 2003, we approved an additional $50 million investment in Inquam, subject to certain conditions, including a matching $50 million investment by another existing investor in Inquam. We are currently negotiating the terms and conditions of the investment agreement. No commitments related to these potential investments were in place at March 28, 2004. We provided $55 million in bridge loan funding from the third quarter of fiscal 2003 through March 28, 2004, and we expect $30 million of the bridge loans will be repaid with the proceeds from this anticipated equity investment.

Contractual Obligations

     We have no significant contractual obligations not fully recorded on our Consolidated Condensed Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

     At March 28, 2004, our outstanding contractual obligations included (in millions):

	Contractual Obligations
	Payments Due By Period
		Remainder of	Fiscal	Fiscal	Beyond Fiscal	No Expiration
	Total	Fiscal 2004	2005-2006	2007-2008	2008	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	776	602	168	4	2	—
Operating leases	106	24	63	19	—	—
Equity investments (1)	28	—	—	—	—	28
Inquam guarantee	10	10	—	—	—	—
Other commitments	1	1	—	—	—	—

Total commitments	1,039	637	231	23	2	146

Other long-term liabilities (2)	78	—	1	17	—	60

Total recorded liabilities	78	—	1	17	—	60

Total	$1,117	$637	$232	$40	$2	$206

(1)	The majority of these commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at March 28, 2004 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 — Composition of Certain Financial Statement Items, Finance Receivables, Note 3 — Investments in Other Entities and Note 7 — Commitments and Contingencies.”

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X, we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA (UMTS) or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA (UMTS) or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies.

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

Our four largest customers as of March 28, 2004 accounted for 48% and 53%, of consolidated revenues in the first six months of fiscal 2004 and 2003, respectively, and 53% and 50% of consolidated revenues in fiscal 2003 and 2002, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.

     QCT Segment

     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain acceptable levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	the rate of deployment of new technology by the network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.

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

     QWI Segment

     Our QIS division derives revenues primarily from software fees related to our BREW products, a QChat licensing agreement with Nextel and licensing revenues related to our QPoint product. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, wireless device manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or will not build or buy similar capacity such that they no longer require BREW services. We also cannot assure you that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

We are subject to the risks of our and our licensees conducting business outside the United States.

     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell and service our products internationally. We have established sales offices around the world. We expect to continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, we may not be able to maintain an acceptable rate of growth in our business.

     Consolidated revenues from international customers as a percentage of total revenues were 78% in the first six months of both fiscal 2004 and 2003, and 77% and 69% in fiscal 2003 and 2002, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first six months of fiscal 2004, 44% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 48% and 14%, respectively, during the first six months of fiscal 2003. During fiscal 2003, 45% and 15% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 39% and 18% during fiscal 2002. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business.

     The wireless markets in China and India represent growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had over 20 million CDMA subscribers at the end of February 2004. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India, and Reliance Infocomm had nearly seven million subscribers at the end of March 2004. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

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

     We expect that royalty revenues from international licensees based upon sales of their products outside of the United States will continue to represent a significant portion of our total revenues in the future. Our royalty revenues from international licensees are denominated in U.S. dollars. To the extent that such licensees’ products are sold in foreign currencies, any royalties that we derive as a result of such sales are subject to fluctuations in currency exchange rates. In addition, if the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty revenues.

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

     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Our trade receivables are generally United States dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Foreign CDMA wireless operators to whom we have provided financing may be unable to pay their debts to us, which are denominated in U.S. dollars, from revenues generated by their projects, which are denominated in local currencies.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Foreign exchange hedging transactions could affect our cash flows and earnings because they may require the payment of structuring fees and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

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

     QCT Segment

We subcontract all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Motorola and Texas Instruments are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We recently experienced supply constraints which resulted in our inability to meet certain customer demands. To ensure better delivery of parts and components from our suppliers, we have extended our firm orders to our suppliers. Additionally, we are working to add capacity at our existing supply base, as well as evaluating potential new suppliers to augment our needs. We expect costs of certain integrated circuit products to increase as a result of these actions. To the extent that our firm commitments from our manufacturers are insufficient to meet demand over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

     QWI Segment

     Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, OmniExpress and GlobalTRACS products. These third parties include companies such as Tyco International (M/A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., Andrew Corporation, American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Seavey Engineering Associates, Symbol Technologies, Navman NZ, Thomson-Airpax Mechatronics, Eagle-Picher Industries, Sony/Ericsson and Sharp Corporation. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees could harm our business.

     Our software and integrated circuit products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and services are responsible for critical functions in our customers’ products and networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain acceptable levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules.

Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.

     Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. The wireless communications industry recently appears to be recovering from an industry-wide recession. We cannot predict whether a recovery will continue, the rate of any such recovery, or what effects negative events, such as war, may have on the economy or on phone inventories at CDMA equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the global economy and to the wireless communications industry and create further uncertainties. Further, an economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our industry is subject to competition that could result in decreased demand for our products and the products of our customers and licensees and/or declining average selling prices for our licensees’ products and our products, negatively affecting our revenues and operating results.

     We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:

•	comprehensiveness of products and technologies;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time to market;

•	system cost; and

•	customer support.

     This competition may result in reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

     Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, VIA Telecom, Samsung, Matsushita and Siemens, all of which are also our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, GlobalTRACS, QConnect, OmniOne, EutelTRACS and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. Some potential competitors of our QWBS business, if they are successful, may harm our ability to compete in certain markets.

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

     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.

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

     These factors affecting our future operating results are difficult to forecast and could harm our quarterly or annual operating results. If our operating results fail to meet the financial guidance we provide to investors or the expectations of investment analysts or investors in any period, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources. In addition, stock volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the adoption of option expensing and the related valuation models used to determine such expense.

Our industry is subject to rapid technological change, and we must keep pace to successfully compete.

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1xEV-DO/1xEV-DV, GSM1x, WCDMA (UMTS) and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     From time to time, companies may assert patent, copyright and other intellectual proprietary rights against products using our technologies or technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on protected technology, we could be required to redesign or license such technology and/or pay damages or other compensation to the infringed party. If we were unable to license protected technology used in our products, we could be prohibited from making and selling such products.

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

     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. In such case, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result.

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

Our business depends on the availability of satellite and other networks for our OmniTRACS, EutelTRACS, OmniExpress, LINQ, GlobalTRACS, QConnect and OmniOne systems and other communications products.

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

     For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
	of 2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value
March 28, 2004:
Cash and cash equivalents	$217	$—	$—	$—	$—	$—	$—	$217	$217
Interest rate	1.1%
Held-to-maturity securities	$86	$10	$130	$—	$—	$—	$—	$226	$227
Interest rate	3.8%	1.5%	1.7%
Available-for-sale securities:
Investment grade	$72	$559	$1,171	$645	$179	$79	$735	$3,440	$3,440
Interest rate	2.7%	2.0%	2.2%	2.8%	2.4%	3.7%	2.8%
Non-investment grade	$10	$2	$5	$9	$37	$536	$—	$599	$599
Interest rate	8.7%	8.3%	12.2%	9.4%	8.7%	7.9%

							No Single		Fair
	2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value
September 28, 2003:
Cash and cash equivalents	$284	$—	$—	$—	$—	$—	$—	$284	$284
Interest rate	1.1%
Held-to-maturity securities	$167	$20	$180	$—	$—	$—	$—	$367	$368
Interest rate	3.4%	1.8%	2.0%
Available-for-sale securities:
Investment grade	$177	$701	$602	$239	$98	$20	$484	$2,321	$2,321
Interest rate	3.0%	2.0%	2.4%	2.9%	3.3%	7.2%	3.2%
Non-investment grade	$11	$2	$8	$11	$41	$425	$—	$498	$498
Interest rate	8.7%	7.7%	9.2%	9.6%	8.9%	8.3%

     We hold marketable securities, equity mutual fund shares and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $240 million at March 28, 2004 from $140 million at September 28, 2003. As of March 28, 2004, one equity position constituted approximately 30% of the fair value of the marketable securities portfolio. The recorded value of equity mutual fund shares at March 28, 2004 was $195 million. The recorded value of derivative investment assets, mainly comprised of warrants, subject to Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” at March 28, 2004 was $4 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

     We sold put options that may require us to purchase 3,000,000 shares of our common stock upon exercise. The written put options are classified as other current liabilities. If the fair value of our common stock at March 28, 2004 decreased by 30%, the amount required to physically settle the contracts would exceed the fair value of the shares repurchased by approximately $17 million, net of the $5 million in premiums received.

     At March 28, 2004, there have been no other material changes to the market risks described at September 28, 2003. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Issuer Purchases of Equity Securities (in thousands except per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs(1)	Plans or Programs
December 29, 2003 to January 25, 2004	—	—	—	$834,375
January 26, 2004 to February 22, 2004	—	—	—	$834,375
February 23, 2004 to March 28, 2004	—	—	—	$834,375

Total	—	—	—	$834,375

(1)	On February 11, 2003, the Company announced that the Board of Directors approved a stock repurchase program of up to $1 billion to repurchase shares of the Company’s stock over a two year period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on March 2, 2004. Four proposals were considered. The first proposal was to elect four directors to hold office for three years or until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
Adelia A. Coffman	522,130,239	172,231,817
Raymond V. Dittamore	667,719,421	26,642,635
Irwin Mark Jacobs	666,669,583	27,692,472
Richard Sulpizio	666,844,092	27,517,964

     All of the foregoing candidates were elected. The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Elected Through
Robert E. Kahn	2005 Annual Meeting
Duane A. Nelles	2005 Annual Meeting
Frank Savage	2005 Annual Meeting
Brent Scowcroft	2005 Annual Meeting
Richard C. Atkinson	2006 Annual Meeting
Diana Lady Dougan	2006 Annual Meeting

Elected Through
Peter M. Sacerdote	2006 Annual Meeting
Marc I. Stern	2006 Annual Meeting

     The second proposal was to approve an amendment to increase the share reserve of the 2001 Stock Option Plan by 32,000,000 shares. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
402,763,640	110,452,694	4,571,635	176,586,638

     The foregoing proposal was approved.

     The third proposal was to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2004 fiscal year. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
674,835,101	15,328,700	4,210,806	—

     The foregoing proposal was approved.

     The fourth proposal was a stockholder proposal to recommend that the Board of Directors take the necessary steps to elect the directors annually, instead of a three year staggered system. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
373,870,258	135,479,088	8,436,924	176,588,337

     The foregoing proposal was approved.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper São Paulo S.A., Vésper S.A., Vésper Holding São Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper São Paulo Cayman and Vésper Holding, Ltd. (1)

2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd. (1)

2.5	Embratel Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Participações S.A. (2)

3.1	Restated Certificate of Incorporation. (3)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.3	Certificate of Designation of Preferences. (3)

3.4	Bylaws. (3)

3.5	Amendment of the Bylaws. (3)

10.55	Amendment to 2001 Stock Option Plan

10.56	Offer of Employment to Richard Sulpizio

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 30, 2003.

(b)	Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated January 21, 2004, containing our January 21, 2004 Press Release related to our announcement of first quarter of fiscal 2004 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/S/ WILLIAM E. KEITEL William E. Keitel Executive Vice President and Chief Financial Officer

Dated: April 21, 2004