Form 10-Q
period 2004-06-27
QUALCOMM INC/DE
filed 2004-07-21
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
_________________________

FORM 10-Q

_________________

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 19, 2004, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	813,880,548

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	52
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 5. Other Information	53
Item 6. Exhibits and Reports on Form 8-K	53
SIGNATURES
CERTIFICATIONS
EXHIBIT 10.2
EXHIBIT 10.4
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)
ASSETS

	June 27,	September 28,
	2004	2003
Current assets:
Cash and cash equivalents	$2,008,744	$2,045,094
Marketable securities	3,494,383	2,516,003
Accounts receivable, net	897,616	483,793
Inventories, net	109,489	110,351
Deferred tax assets	503,751	611,536
Other current assets	89,185	181,987

Total current assets	7,103,168	5,948,764
Marketable securities	1,508,273	810,654
Property, plant and equipment, net	590,683	622,265
Goodwill, net	355,567	346,464
Deferred tax assets	246,181	406,746
Other assets	417,712	687,543

Total assets	$10,221,584	$8,822,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$239,818	$195,065
Payroll and other benefits related liabilities	158,046	141,000
Unearned revenue	159,628	174,271
Current portion of long-term debt	—	102,625
Other current liabilities	248,528	195,241

Total current liabilities	806,020	808,202
Unearned revenue	176,901	236,732
Long-term debt	—	123,302
Other liabilities	97,412	55,628

Total liabilities	1,080,333	1,223,864

Commitments and contingencies (Notes 2, 3 and 7)
Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8,000 shares authorized; none outstanding at June 27, 2004 and September 28, 2003	—	—
Common stock, $0.0001 par value; 3,000,000 shares authorized; 812,322 and 798,353 shares issued and outstanding at June 27, 2004 and September 28, 2003	82	81
Paid-in capital	6,686,866	6,324,971
Retained earnings	2,430,747	1,297,289
Accumulated other comprehensive income (loss)	23,556	(23,769)

Total stockholders’ equity	9,141,251	7,598,572

Total liabilities and stockholders’ equity	$10,221,584	$8,822,436

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003*	2004	2003*
Revenues:
Equipment and services	$887,901	$652,558	$2,560,433	$2,244,682
Licensing and royalty fees	452,625	239,034	1,202,315	732,301

	1,340,526	891,592	3,762,748	2,976,983

Operating expenses:
Cost of equipment and services revenues	369,189	286,293	1,074,054	978,975
Research and development	193,608	135,690	512,569	379,970
Selling, general and administrative	161,799	115,506	422,080	353,851
Amortization of acquisition-related intangible assets	407	1,951	4,163	5,887
Asset impairment charges	—	34,113	—	34,113
Other	(6,344)	(30,356)	(16,937)	(30,356)

Total operating expenses	718,659	543,197	1,995,929	1,722,440

Operating income	621,867	348,395	1,766,819	1,254,543
Investment income (expense), net (Note 4)	46,186	42,635	114,650	(37,080)

Income from continuing operations before income taxes	668,053	391,030	1,881,469	1,217,463
Income tax expense	(181,629)	(149,958)	(543,227)	(442,395)

Income from continuing operations	486,424	241,072	1,338,242	775,068

Discontinued operations (Note 9):
Loss from discontinued operations before income taxes	—	(20,539)	(9,672)	(242,847)
Income tax (expense) benefit	—	(28,844)	(1,416)	3,818

Loss from discontinued operations	—	(49,383)	(11,088)	(239,029)

Net income	$486,424	$191,689	$1,327,154	$536,039

Basic earnings per common share from continuing operations	$0.60	$0.30	$1.66	$0.98
Basic loss per common share from discontinued operations	—	(0.06)	(0.01)	(0.30)

Basic earnings per common share	$0.60	$0.24	$1.65	$0.68

Diluted earnings per common share from continuing operations	$0.58	$0.30	$1.60	$0.95
Diluted loss per common share from discontinued operations	—	(0.07)	(0.01)	(0.29)

Diluted earnings per common share	$0.58	$0.23	$1.59	$0.66

Shares used in per share calculations:
Basic	810,882	790,511	805,843	787,606

Diluted	841,118	815,856	834,633	816,563

Dividends per share announced	$—	$0.05	$0.24	$0.10

See Notes to Condensed Consolidated Financial Statements.

* As adjusted (Note 9).

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 27,	June 29,
	2004	2003*
Operating Activities:
Income from continuing operations	$1,338,242	$775,068
Depreciation and amortization	120,341	105,858
Asset impairment and related charges	—	34,113
Net realized gains on marketable securities and other investments	(33,031)	(39,407)
Change in fair values of derivative instruments	(7,604)	1,261
Other-than-temporary losses on marketable securities and other investments	1,538	100,333
Equity in losses of investees	54,710	97,504
Non-cash income tax expense	496,272	364,447
Other non-cash charges	27,301	250
Proceeds from trading securities	—	2,085
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(431,977)	(68,409)
Inventories, net	(5,861)	(31,786)
Other assets	52,356	(24,119)
Trade accounts payable	105,886	(48,527)
Payroll, benefits and other liabilities	57,750	9,335
Unearned revenue	(64,355)	12,357

Net cash provided by operating activities	1,711,568	1,290,363

Investing Activities:
Capital expenditures	(193,591)	(157,565)
Purchases of available-for-sale securities	(5,774,487)	(2,902,169)
Proceeds from sale of available-for-sale securities	4,100,243	1,709,970
Purchases of held-to-maturity securities	(204,857)	(185,273)
Maturities of held-to-maturity securities	194,219	205,925
Issuance of finance receivables	(455)	(149,061)
Collection of finance receivables	195,491	810,862
Issuance of notes receivable	(35,188)	(17,233)
Collection of notes receivable	38,364	—
Other investments and acquisitions	(66,367)	(33,800)
Other items, net	7,085	7,369

Net cash used by investing activities	(1,739,543)	(710,975)

Financing Activities:
Proceeds from issuance of common stock	200,698	132,676
Repurchase and retirement of common stock	—	(165,624)
Proceeds from put options	5,103	7,136
Payments on long-term debt	—	(229)
Dividends paid	(193,696)	(79,007)

Net cash provided (used) by financing activities	12,105	(105,048)

Net cash used by discontinued operations	(20,257)	(84,192)

Effect of exchange rate changes on cash	(223)	(2,027)

Net (decrease) increase in cash and cash equivalents	(36,350)	388,121
Cash and cash equivalents at beginning of period	2,045,094	1,406,704

Cash and cash equivalents at end of period	$2,008,744	$1,794,825

See Notes to Condensed Consolidated Financial Statements.

*As adjusted (Note 9).

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Financial Statement Preparation

     The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2003 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three and nine month periods ended on both June 27, 2004 and June 29, 2003 included 13 weeks and 39 weeks, respectively.

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

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes royalty related data for external licensees (in millions). The three- and nine-month periods presented are referred to as the Reporting Periods:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Estimate for Estimated Licensees for quarter prior to the Reporting Period (Prior Quarter)	$237	$155	$151	$150
Royalties reported in Reporting Period by Estimated Licensees for Prior Quarter	264	178	208	167

Prior Quarter variance included in Reporting Period	27	23	57	17
Other royalties reported in Reporting Period	109	45	731	479
Estimate for Estimated Licensees for current quarter	253	135	253	135

Total Reporting Period royalty revenues from external licensees	$389	$203	$1,041	$631

Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 27, 2004 were 30,236,000 and 28,790,000 respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 29, 2003 were 25,345,000 and 28,957,000, respectively.

     Employee stock options to purchase approximately 16,184,000 and 23,790,000 shares of common stock during the three months and nine months ended June 27, 2004, respectively, and employee stock options to purchase approximately 50,188,000 and 44,557,000 shares of common stock during the three months and nine months ended June 29, 2003, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per common share would be anti-dilutive. Put options outstanding to purchase 3,000,000 shares of common stock were not included in the earnings per share computation for the three months and nine months ended June 27, 2004 because the put options’ exercise prices were less than the average market price of the common stock during the period, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 6).

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

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. The Black-Scholes model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 27, 2004 were $33.77 and $27.66 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 29, 2003 were $17.40 and $19.31 per share, respectively. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plans during the nine months ended June 27, 2004 and June 29, 2003 were $13.14 and $10.37 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per common share):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income, as reported	$486,424	$191,689	$1,327,154	$536,039
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	26	155	27	620
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(70,755)	(66,808)	(206,439)	(196,338)

Pro forma net income	$415,695	$125,036	$1,120,742	$340,321

Earnings per common share:
Basic - as reported	$0.60	$0.24	$1.65	$0.68

Basic - pro forma	$0.51	$0.16	$1.39	$0.43

Diluted - as reported	$0.58	$0.23	$1.59	$0.66

Diluted - pro forma	$0.49	$0.15	$1.34	$0.42

Guarantees and Product Warranties

     Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Balance at beginning of the period	$3,206	$7,793	$3,547	$15,670
Charges to expense	324	550	1,221	2,136
Release of warranty reserves	(186)	(1,654)	(1,160)	(6,274)
Usage	(177)	(417)	(441)	(5,260)

Balance at end of the period	$3,167	$6,272	$3,167	$6,272

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

     Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 27,	September 28,
	2004	2003
Foreign currency translation	$(30,067)	$(82,987)
Unrealized gain on marketable securities, net of income taxes	53,623	59,218

	$23,556	$(23,769)

     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income	$486,424	$191,689	$1,327,154	$536,039

Other comprehensive income:
Foreign currency translation	(6,222)	5,832	6,881	(12,895)
Unrealized (losses) gains on marketable securities, net of income taxes	(14,053)	33,360	13,712	59,347
Reclassification adjustment for foreign currency translation included in net income (Note 9)	—	—	46,039	—
Reclassification adjustment for other-than- temporary losses on marketable securities included in net income, net of income taxes	—	368	661	66,295
Reclassification adjustment for net realized gains included in net income, net of income taxes	(10,556)	(15,650)	(19,968)	(22,732)

Total other comprehensive (loss) income	(30,831)	23,910	47,325	90,015

Total comprehensive income	$455,593	$215,599	$1,374,479	$626,054

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Composition of Certain Financial Statement Items

Marketable Securities

     Marketable securities were comprised as follows (in thousands):

	Current		Noncurrent
	June 27,	September 28,	June 27,	September 28,
	2004	2003	2004	2003
Held-to-maturity:
Certificates of deposit	$—	$5,073	$—	$—
U.S. Treasury and federal agency securities	1,210	489	70,080	129,988
Corporate bonds and notes	229,314	161,416	69,983	70,111

	230,524	166,978	140,063	200,099

Available-for-sale:
U.S. Treasury and federal agency securities	460,134	695,454	—	—
Foreign government bonds	7,488	—	—	—
Corporate bonds and notes	1,570,505	1,117,968	6,776	22,099
Mortgage and asset-backed securities	1,157,101	485,859	—	—
Non-investment grade debt securities	30,800	39,316	639,132	458,768
Equity mutual funds	—	—	301,294	—
Equity securities	37,831	10,428	421,008	129,688

	3,263,859	2,349,025	1,368,210	610,555

	$3,494,383	$2,516,003	$1,508,273	$810,654

Accounts Receivable

	June 27,	September 28,
	2004	2003
	(in thousands)
Trade, net of allowance for doubtful accounts of $9,373 and $12,352, respectively	$883,737	$460,477
Long-term contracts:
Billed	4,042	10,047
Unbilled	7,772	6,898
Other	2,065	6,371

	$897,616	$483,793

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

     The Company had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements were terminated. The Company recognized $12 million in interest income related to Pegaso during the nine months ended June 27, 2004, including $10 million of deferred interest income recorded as a result of the prepayment.

     A long-term financing commitment for $346 million under an arrangement with Ericsson expired on November 6, 2003. At June 27, 2004, the Company had a remaining commitment to extend up to $118 million in long-term

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

Inventories

	June 27,	September 28,
	2004	2003
	(in thousands)
Raw materials	$20,959	$18,512
Work-in-process	3,769	3,000
Finished goods	84,761	88,839

	$109,489	$110,351

     Inventories were reduced by $8 million from September 28, 2003 as a result of discontinued operations (Note 9).

Property, Plant and Equipment

	June 27,	September 28,
	2004	2003
	(in thousands)
Land	$46,887	$47,214
Buildings and improvements	377,253	338,424
Computer equipment	407,086	378,983
Machinery and equipment	362,903	449,181
Furniture and office equipment	22,917	22,152
Leasehold improvements	49,161	42,750

	1,266,207	1,278,704
Less accumulated depreciation and amortization	(675,524)	(656,439)

	$590,683	$622,265

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months and nine months ended June 27, 2004 was $34 million and $96 million, respectively, as compared to $30 million and $84 million for the three months and nine months ended June 29, 2003, respectively. The gross and net carrying values of property, plant and equipment were reduced by $170 million and $103 million, respectively, from September 28, 2003 as a result of discontinued operations (Note 9).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

     The components of purchased intangible assets, which are included in other assets, were as follows (in thousands):

	June 27, 2004		September 28, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$74,485	$(9,545)	$174,480	$(7,858)
Marketing-related	21,174	(7,440)	20,683	(7,411)
Technology-based	53,810	(35,192)	35,558	(27,341)
Customer-related	15,006	(12,219)	16,652	(15,563)
Other	7,002	(527)	8,502	(1,089)

Total intangible assets	$171,477	$(64,923)	$255,875	$(59,262)

     The gross carrying values of wireless licenses, customer-related intangible assets and marketing-related intangible assets were reduced by $105 million, $5 million and $1 million, respectively, from September 28, 2003 as a result of discontinued operations (Note 9).

     Amortization expense from continuing operations for the three months and nine months ended June 27, 2004 was $3 million and $14 million, respectively, as compared to $5 million and $13 million for the three months and nine months ended June 29, 2003, respectively. Amortization expense related to these intangible assets is expected to be $3 million for the remainder of fiscal 2004, $12 million in fiscal 2005, $12 million in fiscal 2006, $11 million in fiscal 2007 and $8 million in fiscal 2008.

     During the first quarter of fiscal 2004, a European subsidiary of the Company acquired certain assets and assumed certain liabilities of Alcatel Mobicom for approximately $12 million. The acquisition resulted in $1 million, $3 million and $5 million increases in marketing-related intangible assets, customer-related intangible assets and goodwill, respectively. The purchase price was allocated based on the estimated fair values of acquired assets and assumed liabilities. Goodwill was increased by $4 million in the first nine months of fiscal 2004 due to contingent consideration paid by the Company. Pro forma results have not been presented because the effect of this acquisition is not material.

     Capitalized software development costs, which are included in other assets, were $42 million and $36 million at June 27, 2004 and September 28, 2003, respectively. Accumulated amortization on capitalized software was $36 million and $26 million at June 27, 2004 and September 28, 2003, respectively. Amortization expense from continuing operations related to capitalized software for the three months and nine months ended June 27, 2004 was $3 million and $10 million, respectively, as compared to $3 million and $9 million for the three months and nine months ended June 29, 2003, respectively.

Note 3 – Investments in Other Entities

Inquam Limited

     The Company has invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the intent of deploying CDMA-based technology, primarily in Europe. Starting in the third quarter of fiscal 2003, the Company and another investor (the Other Investor) have also extended $115 million in bridge loan financings to Inquam, including a new $5 million bridge loan put in place during the third quarter of fiscal 2004. The Company has funded its approximate $57 million share of these bridge loans and had no remaining funding commitment at June 27, 2004. The Other Investor had funded approximately $55 million under these bridge loans through June 27, 2004 and funded the remaining $2 million commitment on July 7, 2004. Inquam is a variable interest entity. The Company does not consolidate Inquam because it is not the primary beneficiary. The Company uses the equity method to account for its investment in Inquam. The Company recorded its equity in losses of Inquam of $17 million and $51 million for the three months and nine months ended June 27, 2004, respectively, as compared to $31 million and $85 million for the three months and nine months ended June 29,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2003, respectively. At June 27, 2004, the Company’s equity and debt investments in Inquam totaled $49 million, net of equity in losses.

     On September 22, 2003, the Company agreed, along with the Other Investor, to guarantee the payment of amounts due by Inquam under a bank credit agreement. On June 15, 2004, the Company and the Other Investor agreed to extend the guarantee and increase the maximum amount subject to the guarantee to $55 million. The Company’s maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of approximately $28 million. Amounts outstanding under the bank credit agreement totaled $32 million as of June 27, 2004. The guarantee expires on November 30, 2004.

     While the Company has no other obligations to provide funding to Inquam, the Company continues to have active discussions with Inquam and the Other Investor concerning the necessary funding for all or a part of Inquam’s business plan. While it is likely that the Company will provide some additional funding and/or credit support in furtherance of Inquam’s plan, the amount and form of such support is unclear, and none will be provided without commensurate support or consideration being provided by the Other Investor.

Other

     Other strategic investments as of June 27, 2004 totaled $128 million, including $48 million accounted for using the cost method. At June 27, 2004, effective ownership interests in these investees ranged from less than 1% to 50%. Funding commitments related to these investments totaled $21 million at June 27, 2004, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 – Investment Income (Expense)

     Investment income (expense) was comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003*	2004	2003*
Interest income	$40,260	$58,187	$131,617	$124,612
Net realized gains on marketable securities and other investments	17,462	28,139	33,031	39,407
Other-than-temporary losses on marketable securities	—	(616)	(1,095)	(73,965)
Other-than-temporary losses on other investments	(18)	(9,166)	(443)	(26,368)
Change in fair values of derivative investments	6,673	(1,381)	7,604	(1,261)
Equity in losses of investees	(17,741)	(32,258)	(54,710)	(97,504)
Interest expense	(450)	(270)	(1,354)	(2,001)

	$46,186	$42,635	$114,650	$(37,080)

*As adjusted (Note 9).

     Interest income of approximately $6 million was recorded during the nine months ended June 27, 2004 as a result of a refund from the United States Internal Revenue Service.

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate for continuing operations to be approximately 29% for fiscal 2004, as compared to the actual 34% effective income tax rate for continuing operations in fiscal 2003. The reduction in the estimated rate for fiscal 2004 resulted from higher expected foreign earnings taxed at less than the United States federal rate and the Company’s forecast of its ability to utilize capital losses generated in fiscal 2004. Foreign earnings taxed at less than the United States federal rate are higher in fiscal 2004 primarily due to the adjustment of an intercompany royalty agreement and an increase in foreign earnings. The estimated annual effective tax rate for continuing operations for fiscal 2004 is 6% lower than the United States federal statutory rate due primarily to a benefit of approximately 10% related to research and development tax

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5%. The prior fiscal year rate for continuing operations was lower than the United States federal statutory rate as a result of research and development credits, the deduction of certain losses related to foreign subsidiaries, and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and foreign and capital losses for which no tax benefit was recorded. The Company’s estimated effective tax rate from continuing operations for fiscal 2004 decreased from 30% in the second quarter to 29% in the third quarter, which resulted in a 27% effective tax rate from continuing operations in the third quarter of fiscal 2004. The Company reduced its income tax expense by approximately $26 million in the third quarter of fiscal 2004 to record adjustments related to the filing of its 2003 federal tax return in June 2004, partially offset by a $14 million adjustment to the Company’s forecast of its ability to utilize capital losses.

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.4 billion of undistributed earnings of certain non-United States subsidiaries permanently invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings.

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize its net deferred tax assets. As of June 27, 2004, the Company has provided a valuation allowance on net capital losses and foreign tax credit carryforwards in the amounts of $162 million and $54 million, respectively. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. Based on the Company’s current estimates of future taxable income, the Company expects that approximately $54 million of foreign tax credits will expire unutilized by the end of fiscal year 2005. The valuation allowance for these foreign tax credits was recorded in the first quarter of fiscal 2004 as a charge to paid-in capital because the expected expiration of foreign tax credits will result from deductions related to stock options.

     The net deferred tax assets decreased by approximately $268 million from September 28, 2003 to June 27, 2004 because of the foreign tax credit valuation allowance and the use of deferred tax assets to offset the current tax liability that otherwise would have resulted from current operations. Gross deferred tax assets and an equal amount of valuation allowance each decreased by approximately $495 million from September 28, 2003 to June 27, 2004, primarily as a result of the disposition of the Vésper Operating Companies (Note 9), with no net effect on net deferred tax assets.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the nine months ended June 27, 2004 were as follows (in thousands):

Balance at September 28, 2003	$7,598,572
Net income	1,327,154
Tax benefit from the exercise of stock options	215,345
Other comprehensive income	47,325
Net proceeds from the issuance of common stock	200,698
Dividends	(193,696)
Valuation allowance provided on certain deferred tax assets (Note 5)	(54,190)
Other	43

Balance at June 27, 2004	$9,141,251

Stock Repurchase Program

     On February 11, 2003, the Company authorized the investment of up to $1 billion to repurchase shares of the Company’s common stock over a two year period. During the three months and nine months ended June 29, 2003, the Company bought 1,300,000 and 4,915,000 shares, respectively, at a net aggregate cost of $42 million and $158 million, respectively. While the Company did not repurchase any of the Company’s common stock under this program during the nine months ended June 27, 2004, the Company continues to evaluate repurchases under this program. At June 27, 2004, $834 million remains authorized for repurchases under the program.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In connection with the Company’s stock repurchase program, the Company sold put options under three separate contracts with independent third parties during the three months ended March 28, 2004 that may require the Company to purchase 3,000,000 shares of its common stock upon exercise. The Company accounts for the written put options in accordance with Statement of Financial Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In the event the put options are exercised, the contracts require that the options be physically settled in cash. The Company has determined that the put options should be classified as liabilities in accordance with FAS 150. As such, the Company recorded the $5 million in premiums received as additions to other current liabilities, and changes in the fair values of the put options are recognized in the Company’s statement of operations. At June 27, 2004, all three contracts, with expiration dates ranging from September 1, 2004 to September 9, 2004, were outstanding, and the recorded values of the option liabilities were less than $1 million. If the options are exercised, the Company’s effective repurchase prices for its shares (the strike prices less the option premiums received) will be below $52 per share. Any shares repurchased upon exercise of the put options will be retired.

     During the three months ended March 30, 2003, the Company sold put options under three separate contracts with independent third parties that required the Company to purchase 3,000,000 shares of its common stock upon exercise. All of these put options expired unexercised. The Company classified the put options as permanent equity in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which was subsequently amended by FAS 150. As such, the Company recorded the $7 million in premiums received as paid-in capital.

Dividends

     On June 25, 2004, the Company paid a cash dividend of $0.10 per share on the Company’s common stock to stockholders of record as of the close of the business on May 28, 2004. During the nine months ended June 27, 2004, dividends charged to retained earnings were $194 million. During the three months and nine months ended June 29, 2003, dividends charged to retained earnings were $40 million and $79 million, respectively. On July 13, 2004, the Company announced a cash dividend (Note 11).

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

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM: These cases were filed in San Diego County Superior Court by over 100 former employees, alleging claims for declaratory relief, breach of contract, intentional/negligent fraud, concealment, rescission, specific performance, work, labor and services, breach of the implied covenant of good faith and fair dealing, violation of California Business & Professions Code Section 17200 and unjust enrichment, claiming that they were entitled to full vesting of unvested stock options as a result of the sale of the Company’s infrastructure business to Ericsson in 1999. The Company has answered the complaints, which have been consolidated, and discovery is ongoing. On July 16, 2004, the Court granted the Company’s summary adjudication motion, dismissing plaintiffs’ breach of contract claims.

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

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. (Zoltar) filed suit against QUALCOMM and SnapTrack, Inc. (SnapTrack), a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking damages and injunctive relief and alleging infringement of three patents. On August 27, 2001, Zoltar filed an amended complaint adding Sprint Corp. as a named defendant and narrowing certain infringement claims against QUALCOMM and SnapTrack. Since then, Zoltar has dismissed Sprint Corp. as a defendant. Trial of this matter commenced on February 24, 2004. On March 25, 2004, the jury reached a unanimous verdict of no infringement in favor of the Company on six of the seven patent claims asserted by Zoltar. The jury was unable to reach a unanimous decision as to the seventh claim and as to certain issues relating to the invalidity and enforceability of the patents. The court now has under submission motions by the parties, including QUALCOMM and SnapTrack’s motions for non-infringement as to the seventh claim and motions seeking the court’s determination as to the invalidity and enforceability of certain of the patents and patent claims.

     Texas Instruments Incorporated v. QUALCOMM Incorporated: On July 25, 2003, the Company filed an action in Delaware Superior Court against Texas Instruments Incorporated for breach of a patent portfolio license agreement between the parties, seeking damages and other relief. On September 23, 2003, Texas Instruments filed an action in Delaware Chancery Court against the Company alleging breach of the same agreement, seeking damages and other relief. The Company has since dismissed its case in Superior Court and refiled its claims as part of the action in the Chancery Court. In a written order dated July 14, 2004, the Court granted QUALCOMM’s summary judgment motion, dismissing all of Texas Instruments’ claims against QUALCOMM. In addition, the Court ruled that Texas Instruments had breached the patent portfolio license agreement, though the breach was non-material, and therefore Texas Instruments license under the agreement would not be forfeited. The case is scheduled for a bench trial as to what, if any, damages should be awarded to QUALCOMM for Texas Instruments’ breach, currently set for August 16, 2004, in Delaware.

     QUALCOMM Incorporated v. Conexant Systems, Inc. and Skyworks Solutions Inc.: On October 8, 2002, the Company filed an action in the United States District Court for the Southern District of California against Conexant and Skyworks alleging infringement of five patents and misappropriation of trade secrets and seeking damages and injunctive relief. On December 4, 2003, Skyworks answered and counterclaimed against QUALCOMM, alleging infringement of four patents and misappropriation of trade secrets and seeking damages and injunctive relief. On April 30, 2004, the Court granted the Company’s motion to dismiss defendants’ inequitable conduct affirmative defenses and counterclaims. The Company filed an amended complaint on June 16, 2004, bringing the total number of the Company’s patents at issue to eight. Discovery in the matter is continuing.

     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, the Company filed an action in the United States District Court for the Southern District of California against Maxim Integrated Products, Inc. (Maxim) alleging infringement of three patents and seeking damages and injunctive relief. The Company has since amended the complaint, bringing the total number of patents at issue to four. On May 5, 2004, the Court

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

granted Maxim’s motion that no indirect infringement arose in connection with defendants’ sales of certain products to certain licensees of the Company. Discovery in the matter is continuing. On June 21, 2004, the Court granted the Company’s motion to stay all of Maxim’s antitrust counterclaims and its patent misuse defense. On July 9, 2004, Maxim filed an Answer and Counterclaims to the Company’s Third Amended Complaint. Maxim’s amended counterclaims allege violation of antitrust laws and unfair business practices and seek damages and other relief. The Company believes the amended counterclaims are without merit and, if and when the Court’s stay is lifted, the Company will seek dismissal of those counterclaims as a matter of law.

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

Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from two to ten years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through fiscal 2008 are $11 million, $39 million, $26 million, $15 million and $4 million, respectively, and $1 million thereafter.

Purchase Obligations

     The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $587 million for the remainder of fiscal 2004 and $324 million in fiscal 2005. Of these amounts, commitments to purchase integrated circuit product inventories comprised $560 million and $311 million, respectively. The Company also has commitments to purchase telecommunications services for the remainder of fiscal 2004 and for each of the subsequent four years from fiscal 2005 through fiscal 2008 for approximately $5 million, $20 million, $18 million, $1 million and $2 million, respectively, and $2 million thereafter.

Letters of Credit and Other Financial Commitments

     In addition to the financing commitments to Ericsson (Note 2) and the Inquam guarantee commitment (Note 3), the Company had outstanding letters of credit and other financial commitments totaling $1 million as of June 27, 2004, none of which were collateralized.

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to or useful in the manufacture and sale of CDMA products, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

•	QUALCOMM Internet Services (QIS) - provides technology to support and accelerate the convergence of wireless data, Internet and voice services, including its BREW product and services and QChat and BREWChat, which enable push-to-chat functionality on CDMA-based devices;

•	QUALCOMM Digital Media (QDM) - provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

•	QUALCOMM Wireless Business Solutions (QWBS) - provides satellite and terrestrial-based two-way data messaging, application and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) - manages the Company’s strategic investment activities. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.

     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations, excluding certain impairment and other charges that are not allocated to the segments for management reporting purposes. EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Segment data includes intersegment revenues.

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

     During the second quarter of fiscal 2004, the Company reorganized its wholly-owned subsidiary SnapTrack, a developer of wireless position location technology. The Company previously presented all of the revenues and operating results of SnapTrack in the QCT segment. As a result of the reorganization of SnapTrack, revenues and operating results related to SnapTrack’s server software business (software for computer servers that allows operators to offer location-based services and applications) became part of the QIS division in the QWI segment. Revenues and operating results related to SnapTrack’s client business (the gpsOne hybrid assisted global positioning system wireless location technology that is embedded with the integrated circuit products) remain with the QCT segment. Prior period segment information has been adjusted to conform to the new segment presentation.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The table below presents revenues and EBT from continuing operations for reportable segments (in thousands):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total*
For the three months ended:
June 27, 2004
Revenues	$789,978	$436,449	$149,636	$—	$(35,537)	$1,340,526
EBT	254,160	398,187	4,141	(4,169)	15,734	$668,053
June 29, 2003
Revenues	$554,081	$242,479	$118,594	$325	$(23,887)	$891,592
EBT	165,195	218,363	4,315	(7,024)	10,181	$391,030
For the nine months ended:
June 27, 2004
Revenues	$2,249,613	$1,180,127	$432,571	$88	$(99,651)	$3,762,748
EBT	772,593	1,084,451	13,672	(22,723)	33,476	$1,881,469
June 29, 2003
Revenues	$1,904,994	$758,012	$362,450	$974	$(49,447)	$2,976,983
EBT	673,024	683,964	18,419	(163,542)	5,598	$1,217,463

*As adjusted.

     Reconciling items in the previous table were comprised as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003*	2004	2003*
Revenues
Elimination of intersegment revenue	$(42,331)	$(29,957)	$(116,181)	$(99,905)
Other products	6,794	6,070	16,530	50,458

Reconciling items	$(35,537)	$(23,887)	$(99,651)	$(49,447)

Earnings before income taxes
Unallocated amortization of acquisition-related intangible assets	$—	$(1,794)	$(2,990)	$(5,416)
Unallocated research and development expenses	(11,539)	(7,990)	(37,815)	(30,288)
Unallocated selling, general and administrative expenses	(8,214)	(9,940)	(29,148)	(31,821)
Unallocated investment income, net	50,840	37,168	139,164	96,727
Unallocated interest expense	(267)	(102)	(822)	(1,627)
EBT from other products	(11,993)	(3,825)	(26,938)	(13,848)
Intracompany profit	(3,093)	(3,336)	(7,975)	(8,129)

Reconciling items	$15,734	$10,181	$33,476	$5,598

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Revenues from external customers and intersegment revenues were as follows (in thousands):

	QCT*	QTL	QWI*	QSI*
For the three months ended:
June 27, 2004
Revenues from external customers	$789,456	$403,356	$140,920	$—
Intersegment revenues	522	33,093	8,716	—
June 29, 2003
Revenues from external customers	$553,695	$218,133	$113,368	$325
Intersegment revenues	386	24,346	5,226	—
For the nine months ended:
June 27, 2004
Revenues from external customers	$2,248,007	$1,085,070	$413,053	$88
Intersegment revenues	1,606	95,057	19,518	—
June 29, 2003
Revenues from external customers	$1,903,718	$675,404	$346,428	$974
Intersegment revenues	1,276	82,608	16,022	—

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

	June 27,	September 28,
	2004	2003*
QCT	$453,169	$308,939
QTL	425,428	154,887
QWI	117,870	94,456
QSI	427,473	839,156
Assets not allocated to segments	8,787,644	7,424,998

Total consolidated assets	$10,211,584	$8,822,436

*As adjusted.

     QSI assets decreased by $265 million from September 28, 2003 as a result of discontinued operations (Note 9).

Note 9 – Discontinued Operations in the QSI Segment

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

     On December 2, 2003 (the Closing Date), Embratel Participações S.A. (Embratel) acquired the Company’s direct and indirect ownership interests in the Vésper Operating Companies (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, the Company effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Vésper Towers had a net book value of approximately $5 million on the Closing Date. Concurrent with the closing, the Vésper Operating Companies entered into a 10-year agreement (renewable at the Vésper Operating

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Companies’ option for up to two successive 5-year terms) whereby the Vésper Operating Companies would pay a monthly fee to the Company for use of aerial and ground space on the tower sites. The Company provided approximately $6 million to fund operations of the Vésper Operating Companies during the first quarter of fiscal 2004 prior to their sale and additionally provided approximately $39 million in aggregate funding to or for the benefit of the Vésper Operating Companies on or before the Closing Date to facilitate the Embratel sale transaction. Such funding enabled the Vésper Operating Companies to completely extinguish their existing local bank debt (at an agreed discount) to allow the Company to retain ownership of the Vésper Towers free and clear of any local bank security interest. The major classes of assets and liabilities sold in the Embratel sale transaction included: $25 million in accounts receivable, $5 million in inventory, $24 million in other current assets, $95 million in property, plant and equipment, $6 million in other assets, $52 million in accounts payable, $5 million in payroll and other benefits related liabilities, $6 million in unearned revenue, $1 million in other current liabilities, $14 million in long-term debt and $3 million in other liabilities. The Company realized a net loss of $52 million on the Embratel sale transaction during the first quarter of fiscal 2004, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

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

     For the nine months ended June 27, 2004, revenues of $36 million were reported in the loss from discontinued operations. For the three months and nine months ended June 29, 2003, revenues of $30 million and $85 million, respectively, were reported in the loss from discontinued operations. At June 27, 2004, the Company had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or the SMP licenses recorded on its condensed consolidated balance sheet.

Note 10 — Auction Discount Voucher

     The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission (FCC) in June 2000 as the result of a legal ruling. The ADV is fully transferable and may, subject to certain conditions, be used in whole or in part by any entity in any FCC spectrum auction over a period of three years, including those in which the Company is not a participant. During November 2002, the FCC amended the terms of the ADV to allow the Company to use the ADV to satisfy existing FCC debt of other companies. The FCC agreed to extend the ADV twice, most recently in June 2004. The ADV expires in September 2004. The Company used approximately $77 million of the ADV’s value prior to fiscal 2004.

     During the first nine months of fiscal 2004, the Company recorded $4 million in other operating income and $4 million in selling, general and administrative expenses in the QSI segment for cooperative marketing expenses incurred, with no effect on net income, related to an arrangement under which a portion of the ADV was transferred to a wireless operator prior to fiscal 2004.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the first nine months of fiscal 2004, the Company transferred approximately $12 million of the ADV’s value to a wireless operator for approximately $11 million in cash. As a result of this transfer, the Company recorded an additional $11 million in other operating income in the QSI segment during the first nine months of fiscal 2004. The Company also used approximately $30 million of the ADV during the first nine months of fiscal 2004 as final payment for wireless licenses granted in fiscal 2004 in which the Company was the highest bidder in a FCC auction held during fiscal 2003. On a cumulative basis, the Company used $38 million of the ADV as payment for these wireless licenses, for which the Company had no cost basis at June 27, 2004. The remaining value of the ADV at June 27, 2004 was approximately $6 million. The Company had no cost basis in the ADV at June 27, 2004.

Note 11 — Subsequent Events

     On July 13, 2004, the Company announced a two-for-one stock split, to be effected in the form of a stock dividend, and a cash dividend. Stock will be distributed on August 13, 2004 to stockholders of record as of July 23, 2004 to effect the stock split. The cash dividend of $0.14 per share of common stock pre-split ($0.07 per share post-split) will be paid on September 24, 2004 to stockholders of record as of the close of business on August 27, 2004. Pro forma earnings (loss) per common share, giving retroactive effect to the stock split, are as follows (in thousands, except for earnings per common share):

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Basic earnings per common share from continuing operations	$0.30	$0.15	$0.83	$0.49
Basic loss per common share from discontinued operations	—	(0.03)	(0.01)	(0.15)

Basic earnings per common share	$0.30	$0.12	$0.82	$0.34

Diluted earnings per common share from continuing operations	$0.29	$0.15	$0.80	$0.47
Diluted loss per common share from discontinued operations	—	(0.03)	—	(0.14)

Diluted earnings per common share	$0.29	$0.12	$0.80	$0.33

Shares used in per share calculations:
Basic	1,621,764	1,581,022	1,611,686	1,575,211

Diluted	1,682,236	1,631,712	1,669,266	1,633,126

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

Overview

Quarterly Highlights

     Revenues for the third quarter of fiscal 2004 were $1.3 billion, with net income of $486 million. During this quarter, the following developments occurred with respect to key elements of our business:

•	Strong CDMA market growth throughout the world drove demand for our products and the products of our licensees. The popularity of color screens, imbedded cameras and the introduction of camcorder and other multimedia applications increased CDMA phone sales. CDMA2000 1xEV-DO (Evolution Data Optimized) continued to attract new subscribers in Korea and Japan, increasing phone replacement sales. Improved competitive positioning of CDMA operators in North America, Latin America and Japan, plus local number portability initiatives in South Korea and North America, also contributed to growth. Network expansions continued in developing regions including India, China and smaller southeast Asia countries. We shipped approximately 35 million Mobile Station Modem (MSM) integrated circuits for mobile phones, nearly all of which were third generation (3G), including CDMA2000 1X, 1xEV-DO and WCDMA (UMTS).

•	WCDMA (UMTS) networks grew to over six million subscribers, mostly in Japan and Europe, by the end of the quarter (according to the EMC World Cellular Information Service, a researcher and publisher of wireless industry market intelligence), due to expanded network coverage, improved network and phone interoperability, and new phone models. Several leading manufacturers announced the selection of our WCDMA (UMTS) integrated circuits for their WCDMA (UMTS) phone products. Eleven subscriber licensees and eleven infrastructure licensees reported sales of WCDMA (UMTS) products, and WCDMA (UMTS) royalties contributed approximately 25% of royalties reported in the third fiscal quarter for licensee sales during the second fiscal quarter. Currently, average WCDMA phone prices are significantly higher than worldwide average CDMA2000 phone prices.

•	Our integrated circuits business continued to experience supply constraints which resulted in our inability to meet certain customer demands. To enable better supply of integrated circuit products, we have increased and extended firm orders to our foundry suppliers and are working with them to increase capacity. We are also evaluating potential new suppliers to augment our future needs.

Our Business and Operating Segments

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services, research and development, selling, general and administrative, amortization of acquisition-related intangible assets, asset impairment charges and other expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and software are used in wireless phones and infrastructure equipment. The wireless phone integrated circuits include the Mobile

Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 59% and 62% of total consolidated revenues in the third quarter of fiscal 2004 and 2003, respectively. QCT revenues comprised 60% and 64% of total consolidated revenues in the first nine months of fiscal 2004 and 2003, respectively.

     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including, without limitation, cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA (UMTS)) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 33% and 27% of total consolidated revenues in the third quarter of fiscal 2004 and 2003, respectively. QTL revenues comprised 31% and 25% of total consolidated revenues in the first nine months of fiscal 2004 and 2003, respectively.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Digital Media (QDM), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW product and services for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and BREWChat, which enable push-to-chat functionality on CDMA-based wireless devices, and QPoint, which enables operators to offer E-911 and location-based applications and services. The QDM division is comprised of the Government Systems and Digital Cinema businesses. The Government Systems business provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. In June 2004, QDM was notified that a competing digital cinema compression technology was selected by the studio consortium group tasked with technology selection for digital cinema applications. As such, QDM will no longer pursue its Digital Cinema business. Revenues from the Digital Cinema business were $1 million and $2 million in the first nine months of fiscal 2004 and 2003, respectively. QWI revenues comprised 11% and 13% of total consolidated revenues in the third quarter of fiscal 2004 and 2003, respectively. QWI revenues comprised 11% and 12% of total consolidated revenues in the first nine months of fiscal 2004 and 2003, respectively.

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

Looking Forward

     As we look through the end of the next fiscal year, our business is presented with certain key opportunities and risks. Worldwide demand for CDMA phones and devices with increased functionality such as color screens, cameras, camcorders, and multimedia capabilities is increasing, and we believe this trend will continue. The expansion of broadband data services is expected to increase demand for CDMA products. In South Korea, Japan, the United States and Brazil, operators are offering the higher data speeds of 1xEV-DO capable phones and high-speed internet access for laptop computers and other devices. Additional 1xEV-DO launches are expected worldwide, notably nationwide service in the United States by Verizon Wireless and Sprint PCS.

     We are working closely with many operators and manufacturers to support rapid and reliable WCDMA (UMTS) deployment and the availability of attractive, feature rich phones and data modules. We expect an acceleration of growth in WCDMA (UMTS) markets in calendar 2004 and 2005 due to service launches, reduced phone pricing and increased multimedia capabilities. Over 30 GSM operators worldwide have begun deployment of WCDMA (UMTS) services, and over the next few years, we expect further expansion of WCDMA (UMTS) services in additional countries outside of Europe and Japan. We expect that average WCDMA phone prices will be higher than average CDMA2000 phone prices for a period of time.

     We expect continued CDMA growth in Asia. In South Korea, local number portability and 1xEV-DO services are contributing to strong CDMA phone sales and more than seven million 1xEV-DO subscribers at the end of June 2004, based on data compiled from operator websites. In Japan, CDMA2000 and WCDMA (UMTS) networks continue to attract new subscribers and phone upgrades by existing subscribers. We anticipate 3G wireless licenses will be granted in China in calendar 2005. When the licenses are granted, we expect operators in China will be authorized to upgrade and deploy third generation CDMA based networks.

     BREW is expected to play an increasingly important role in generating consumer demand for wireless phones. BREW offers operators new capabilities for their products, as well as increased data revenues. We expect more operators to launch BREW services and greater volumes of BREW software downloads to drive increasing revenues for us.

     Although we have taken action to mitigate shortages of integrated circuits that we supply, the effects of such shortages have caused some customer frustration and could negatively affect our future business. We expect that the costs of certain integrated circuit products could increase as a result of our efforts to increase the availability of products in short supply. While we work closely with customers to expedite their processes for evaluating products from our new foundry suppliers, in some instances, transition to new product supply may cause a temporary decline in shipments of specific products to individual customers. As a result of our efforts to increase capacity at our current suppliers combined with the potential to bring on additional suppliers, we expect recent channel inventory shortages of integrated circuits to be alleviated in the future.

     We are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology to increase our revenues and market share. We face significant competition in our markets, which may result in reduced average selling prices for our products and reduced average royalties.

     We expect to continue expanding our workforce, including talented engineers to develop new products. As a result, we expect labor-related expenses to increase.

     You should also refer to the Risk Factors included in this Quarterly Report for further discussion of these and other risks related to our business.

Revenue Concentrations

     Revenues from customers in South Korea, the United States and Japan comprised 43%, 21% and 19%, respectively, of total consolidated revenues in the first nine months of fiscal 2004 as compared to 46%, 22% and 16%, respectively, in the first nine months of fiscal 2003. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan, as a percentage of the total, is primarily attributed to higher royalties from licensees in Japan resulting from the growth of CDMA and WCDMA (UMTS) in Japan as well as their success in exporting products worldwide. The decrease in revenues from customers in South Korea and the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than South Korea and the United States.

Developments Related to Certain Strategic Investments in the QSI Segment

     Key developments in our strategic investments during the first nine months of fiscal 2004 included the sale of the Vésper Operating Companies and related assets which are presented as discontinued operations, our receipt from Pegaso of prepayment of our $193 million loan facility, and ongoing investment in Inquam.

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

     For the nine months ended June 27, 2004, revenues of $36 million were reported in the loss from discontinued operations. For the three and nine months ended June 29, 2003, revenues of $30 million and $85 million, respectively, were reported in the loss from discontinued operations. At June 27, 2004, we had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or the SMP licenses recorded on our condensed consolidated balance sheet.

     Prepayment of the Pegaso Telecomunicaciones, S.A. de C.V. Loan Facility

     We had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full satisfaction of the equipment loan facility. As a result, the financing and related agreements were terminated. We recognized $12 million in interest income related to Pegaso during the nine months ended June 27, 2004, including $10 million of deferred interest income recorded as a result of the prepayment.

     Investment in Inquam Limited

     We have invested $200 million in the convertible preferred shares of Inquam Limited (Inquam) for an approximate 42% ownership interest in Inquam. Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the intent of deploying CDMA-based technology, primarily in Europe. Starting in the third quarter of fiscal 2003, we and another investor (the Other Investor) have also extended $115 million in bridge loan financings to Inquam, including a new $5 million bridge loan put in place during the third quarter of fiscal 2004. We have funded our approximate $57 million share of these bridge loans and had no remaining funding commitment at June 27, 2004. The Other Investor had funded approximately $55 million under these bridge loans through June 27, 2004 and funded the remaining $2 million commitment on July 7, 2004. Inquam is a variable interest entity. We do not consolidate Inquam because we are not the primary beneficiary. We use the equity method to account for our investment in Inquam. We recorded our equity in losses of Inquam of $17 million and $51 million for the three months and nine months ended June 27, 2004, respectively, as compared to $31 million and $85 million for the three months and nine months ended June 29, 2003, respectively. At June 27, 2004, our equity and debt investments in Inquam totaled $49 million, net of equity in losses.

     On September 22, 2003, we agreed, along with the Other Investor, to guarantee the payment of amounts due by Inquam under a bank credit agreement. On June 15, 2004, we and the Other Investor agreed to extend the guarantee and increase the maximum amount subject to the guarantee to $55 million. Our maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of approximately $28 million. Amounts outstanding under the bank credit agreement totaled $32 million as of June 27, 2004. The guarantee expires on November 30, 2004.

     Inquam recently transferred certain of its non-CDMA operations to the Other Investor and is currently evaluating the prospects for the other operations. Inquam is expected to use approximately $40 million to $60 million in cash through the second half of calendar 2004. Inquam’s management does not expect Inquam to be cash flow positive until calendar 2006 with its current business plan. While we have no other obligations to provide funding to Inquam, we continue to have active discussions with Inquam and the Other Investor concerning the necessary funding for all or a part of Inquam’s business plan. While it is likely that we will provide some additional funding and/or credit support in furtherance of Inquam’s plan, the amount and form of such support is unclear, and none will be provided without commensurate support or consideration being provided by the Other Investor. If the Inquam operating companies cannot raise debt financing as expected or new investors cannot be found, Inquam’s growth potential and the value of our investment in Inquam may be negatively affected.

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

     Revenues

     Total revenues for the third quarter of fiscal 2004 were $1,341 million, compared to $892 million for the third quarter of fiscal 2003.

     Revenues from sales of equipment and services for the third quarter of fiscal 2004 were $888 million, compared to $653 million for the third quarter of fiscal 2003. Revenues from sales of integrated circuit products increased $223 million, resulting primarily from an increase of $330 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $106 million related to the effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the third quarter of fiscal 2004 were $453 million, compared to $239 million for the third quarter of fiscal 2003. The increase resulted primarily from higher QTL segment royalties, resulting primarily from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices.

     Cost of Equipment and Services

     Cost of equipment and services revenues for the third quarter of fiscal 2004 was $369 million, compared to $286 million for the third quarter of fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues was 42% for the third quarter of fiscal 2004, compared to 44% in the third quarter of fiscal 2003. The improvement in margin percentage in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily due to an improvement in certain integrated circuit product margin percentages resulting from the effect of cost reductions, partially offset by the effects of reductions in average sales prices and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses

     For the third quarter of fiscal 2004, research and development expenses were $194 million or 14% of revenues, compared to $136 million or 15% of revenues for the third quarter of fiscal 2003. The dollar increase in research and development expenses was primarily due to a $55 million increase in costs related to integrated circuit products and corporate initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV and WCDMA (UMTS).

     Selling, General and Administrative Expenses

     For the third quarter of fiscal 2004, selling, general and administrative expenses were $162 million or 12% of revenues, compared to $116 million or 13% of revenues for the third quarter of fiscal 2003. The dollar increase was primarily due to a $17 million increase in employee-related expenses, a $12 million increase in professional fees and outside services and an $11 million increase related to a charitable grant to an educational institution for the primary purpose of furthering the study of engineering and math.

     Asset Impairment and Related Charges

     There were no asset impairment charges in the third quarter of fiscal 2004. During the third quarter of fiscal 2003, we recorded a $34 million impairment loss on our wireless licenses in Australia due to developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     Other Operating Income

     For the third quarter of fiscal 2004, other operating income was $6 million, compared to $30 million for the third quarter of fiscal 2003. Other operating income during the third quarter of fiscal 2004 resulted primarily from the transfer of a portion of an Auction Discount Voucher (ADV) awarded to us by the FCC in fiscal 2000 to a wireless operator. Other operating income during the third quarter of fiscal 2003 resulted from $43 million of other income related to the transfers of portions of the ADV to two wireless operators, partially offset by a $13 million charge related to the write down of a note receivable from an early stage CDMA wireless operator.

     Net Investment Income (Expense)

     Net investment income was $46 million for the third quarter of fiscal 2004, compared to $43 million for the third quarter of fiscal 2003. The change was primarily comprised as follows (in millions):

	Three Months Ended
	June 27,	June 29,
	2004	2003	Change
Interest income:
Corporate and other segments	$38	$29	$9
QSI	2	29	(27)
Net realized gains on investments:
Corporate	10	10	—
QSI	7	18	(11)
Other-than-temporary losses on marketable securities	—	(1)	1
Other-than-temporary losses on other investments	—	(9)	9
Change in fair values of derivative investments	7	(1)	8
Equity in losses of investees	(18)	(32)	14

	$46	$43	$3

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. The other-than-temporary losses on other investments during the third quarter of fiscal 2003 primarily related to a $9 million impairment of our investment in a development stage CDMA wireless operator. The increase in the fair values of derivative instruments is primarily related to put options we sold in the second quarter of fiscal 2004. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $17 million for the three months ended June 27, 2004, as compared to $31 million for the three months ended June 29, 2003.

     Income Tax Expense

     Income tax expense from continuing operations was $182 million for the third quarter of fiscal 2004, compared to $150 million for the third quarter of fiscal 2003. The 27% third quarter fiscal 2004 tax rate from continuing operations was reduced by approximately $26 million related to the filing of our 2003 federal tax return in June 2004, partially offset by a $14 million adjustment to our forecast of our ability to utilize capital losses. The 27% third quarter tax rate from continuing operations for fiscal 2004 is lower than the 38% tax rate from continuing operations recorded in the third quarter of fiscal 2003 primarily because of our ability to utilize capital losses generated in fiscal 2004 and higher foreign earnings taxed at less than the United States federal tax rate.

     The expected 2004 effective tax rate for continuing operations of 29% is lower than the actual 2003 effective tax rate for continuing operations of 34%, as anticipated foreign earnings taxed at less than the United States federal tax rate are greater in fiscal 2004 and estimated foreign and capital losses for which no tax benefit will be recorded are less than those realized for fiscal 2003, partially offset by the effect of the deduction of certain losses related to foreign subsidiaries in fiscal 2003. Foreign earnings taxed at less than the United States federal rate are higher in fiscal 2004 primarily due to the adjustment of an intercompany royalty agreement and an increase in foreign earnings. The estimated annual effective tax rate for continuing operations for fiscal 2004 is 6% lower than the United States federal statutory rate due primarily to a benefit of approximately 10% related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5%.

     As of June 27, 2004, we had a valuation allowance of approximately $162 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

     Revenues

     Total revenues for the first nine months of fiscal 2004 were $3,763 million, compared to $2,977 million for the first nine months of fiscal 2003. Revenues from Samsung, LG Electronics, Motorola and Kyocera, customers of our QCT, QTL and other nonreportable segments, comprised an aggregate of 15%, 15%, 10% and 8% of total consolidated revenues, respectively, in the first nine months of fiscal 2004, as compared to 18%, 13%, 13% and 10% of total consolidated revenues, respectively, in the first nine months of fiscal 2003. The percentage for Kyocera in the first nine months of fiscal 2003 included 1% related to services provided to Kyocera by employees from our terrestrial-based CDMA wireless consumer phone business which was sold to Kyocera in February 2000. This arrangement expired in February 2003.

     Revenues from sales of equipment and services for the first nine months of fiscal 2004 were $2,560 million, compared to $2,245 million for the first nine months of fiscal 2003. Revenues from sales of integrated circuit products increased $318 million, resulting primarily from an increase of $571 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $240 million related to the effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the first nine months of fiscal 2004 were $1,202 million, compared to $732 million for the first nine months of fiscal 2003. The increase resulted from higher QTL segment royalties, resulting primarily from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices and a $40 million increase in the prior period variance (royalties reported in excess of estimated royalties) included in current period revenues.

     Cost of Equipment and Services

     Cost of equipment and services revenues for the first nine months of fiscal 2004 was $1,074 million, compared to $979 million for the first nine months of fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues was 42% for the first nine months of fiscal 2004, compared to 44% in the first nine months of fiscal 2003. The improvement in margin percentage in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was primarily due to an improvement in certain integrated circuit product margin percentages resulting from the effect of cost reductions, partially offset by the effects of reductions in average sales prices and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses

     For the first nine months of fiscal 2004, research and development expenses were $513 million or 14% of revenues, compared to $380 million or 13% of revenues for the first nine months of fiscal 2003. The dollar and percentage increases in research and development expenses primarily resulted from a $126 million increase in costs related to integrated circuit products and corporate initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV and WCDMA (UMTS).

     Selling, General and Administrative Expenses

     For the first nine months of fiscal 2004, selling, general and administrative expenses were $422 million or 11% of revenues, compared to $354 million or 12% of revenues for the first nine months of fiscal 2003. The dollar increase was primarily due to a $41 million increase in employee-related expenses, a $20 million increase in professional fees and outside services and a $10 million increase related to a charitable grant to an educational institution for the primary purpose of furthering the study of engineering and math.

     Asset Impairment and Related Charges

     There were no asset impairment charges in the first nine months of fiscal 2004. During the third quarter of fiscal 2003, we recorded a $34 million impairment loss on our wireless licenses in Australia due to developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     Other Operating Income

     For the first nine months of fiscal 2004, other operating income was $17 million, compared to $30 million for the first nine months of fiscal 2003. Other operating income during the first nine months of fiscal 2004 resulted primarily from the transfers of portions of the ADV to a wireless operator. Other operating income during the first nine months of fiscal 2003 resulted from $43 million of other income related to the transfers of portions of the ADV to two wireless operators, partially offset by a $13 million charge related to the write down of a note receivable from an early stage CDMA wireless operator.

     Net Investment Income (Expense)

     Net investment income was $115 million for the first nine months of fiscal 2004, compared to net investment expense of $37 million for the first nine months of fiscal 2003. The change was primarily comprised as follows (in millions):

	Nine Months Ended
	June 27,	June 29,
	2004	2003	Change
Interest income:
Corporate and other segments	$118	$84	$34
QSI	14	41	(27)
Net realized gains on investments:
Corporate	21	16	5
QSI	12	23	(11)
Other-than-temporary losses on marketable securities	(1)	(74)	73
Other-than-temporary losses on other investments	—	(26)	26
Change in fair values of derivative investments	7	(1)	8
Equity in losses of investees	(55)	(98)	43
Interest expense	(1)	(2)	1

	$115	$(37)	$152

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on these balances, and $6 million in interest income recorded as a result of a refund from the United States

Internal Revenue Service. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. The other-than-temporary losses on marketable securities during the first nine months of fiscal 2003 primarily related to a $55 million impairment of our investment in an operator in South Korea and a $16 million impairment of our investment in a provider of semi-conductor packaging, test and distribution services. The other-than-temporary losses on other investments during the first nine months of fiscal 2003 related to the impairment of our investments in two development stage CDMA wireless operators. The increase in the fair values of derivative instruments is primarily related to put options we sold in the second quarter of fiscal 2004. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $51 million for the nine months ended June 27, 2004, as compared to $85 million for the nine months ended June 29, 2003.

     Income Tax Expense

     Income tax expense from continuing operations was $543 million for the first nine months of fiscal 2004, compared to $442 million from continuing operations for the first nine months of fiscal 2003. The annual effective tax rate for continuing operations is estimated to be 29% for fiscal 2004, compared to the 36% annual effective tax rate for continuing operations recorded during the first nine months of fiscal 2003.

     The expected 2004 effective tax rate for continuing operations of 29% is lower than the actual 2003 effective tax rate for continuing operations of 34%, as anticipated foreign earnings taxed at less than the United States federal tax rate are greater in fiscal 2004 and estimated capital losses for which no tax benefit will be recorded are less than those realized for fiscal 2003, partially offset by the effect of the deduction of certain losses related to foreign subsidiaries in fiscal 2003. Foreign earnings taxed at less than the United States federal rate are higher in fiscal 2004 primarily due to the adjustment of an intercompany royalty agreement and an increase in foreign earnings. The estimated annual effective tax rate for continuing operations for fiscal 2004 is 6% lower than the United States federal statutory rate due primarily to a benefit of approximately 10% related to research and development tax credits and foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5%.

     As of June 27, 2004, we had a valuation allowance of approximately $162 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

Our Segment Results for the Third Quarter of Fiscal 2004 Compared to the Third Quarter of Fiscal 2003

     The following should be read in conjunction with the third quarter financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the third quarter of fiscal 2004 were $790 million, compared to $554 million for the third quarter of fiscal 2003. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $768 million for the third quarter of fiscal 2004, compared to $545 million for the third quarter of fiscal 2003. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $330 million related to higher unit shipments, partially offset by a decrease of $106 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 35 million MSM integrated circuits were sold during the third quarter of fiscal 2004, compared to approximately 23 million for the third quarter of fiscal 2003.

     QCT’s earnings before taxes for the third quarter of fiscal 2004 were $254 million, compared to $165 million for the third quarter of fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 32% in the third quarter of fiscal 2004, compared to 30% in the third quarter of fiscal 2003. The increase in operating margin percentage in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 primarily resulted from the increase in gross margin percentage, partially offset by a 53% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $46 million higher and $24 million higher, respectively, for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products, including CDMA2000 1xEV-DO/1xEV-DV and WCDMA (UMTS).

     QTL Segment. QTL revenues for the third quarter of fiscal 2004 were $436 million, compared to $242 million for the third quarter of fiscal 2003. Royalty revenues from external licensees were $389 million in the third quarter of fiscal 2004, compared to $203 million in the third quarter of fiscal 2003. Revenues from license fees were $15 million in both the third quarter of fiscal 2004 and 2003. Other revenues were comprised of intersegment royalties. During both the third quarter of fiscal 2004 and 2003, we recognized $1 million in revenue related to equity received as consideration for license fees.

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

     The following table summarizes royalty related data for external licensees (in millions). The three-month periods presented are referred to as the Reporting Periods:

	Three Months Ended
	June 27,	June 29,
	2004	2003
Estimate for Estimated Licensees for quarter prior to the Reporting Period (Prior Quarter)	$237	$155
Royalties reported in Reporting Period by Estimated Licensees for Prior Quarter	264	178

Prior Quarter variance included in Reporting Period	27	23
Other royalties reported in Reporting Period	109	45
Estimate for Estimated Licensees for current quarter	253	135

Total Reporting Period royalty revenues from external licensees	$389	$203

     We estimated royalties of $237 million from the Estimated Licensees for the second quarter of fiscal 2004. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the three months ended June 27, 2004 were $264 million. The variance of $27 million recorded in royalty revenues in the third quarter of fiscal 2004 was attributable to phone sales at higher average prices by our Estimated Licensees than we had anticipated. Total royalty revenues from licensees for the three months ended June 27, 2004 of $389 million included: 1) the prior period variance of $27 million, 2) other royalties reported in this period of $109 million, and 3) the estimate made for this quarter of $253 million based upon Estimated Licensees’ estimated sales during this quarter, which we estimate will be reported by the Estimated Licensees in the fourth quarter of fiscal 2004.

     QTL’s earnings before taxes for the third quarter of fiscal 2004 were $398 million, compared to $218 million for the third quarter of fiscal 2003. QTL’s operating margin percentage was 91% in the third quarter of fiscal 2004, compared to 90% in the third quarter of fiscal 2003. The increase in both revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees, resulting from higher demand for CDMA products across all major regions of CDMA deployment at higher average selling prices. In the third quarter of fiscal 2004, our licensees reported CDMA phone sales for the second quarter of fiscal 2004 of approximately 38 million units, compared to 26 million units reported in the third quarter of fiscal 2003.

     QWI Segment. QWI revenues for the third quarter of fiscal 2004 were $150 million, compared with $119 million for the third quarter of fiscal 2003. Revenues increased primarily due to a $17 million increase in QWBS revenue and a $12 million increase in QIS revenue. As a result of the adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) in the fourth quarter of fiscal 2003, QWBS started recording revenue for certain equipment sales upon shipment instead of amortizing the related revenue over a future period. The amortization of QWBS equipment revenue that was deferred in the periods prior to the adoption of EITF 00-21 will continue with a declining impact through 2008. QWBS amortized $18 million in revenue related to such prior period equipment sales in the third quarter of fiscal 2004, compared to $24 million in the third quarter of fiscal 2003.

The net increase in QWBS revenue is primarily attributable to the accounting change for certain equipment sales with a smaller contribution from a $3 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 12,400 OmniTRACS and other related communications systems during the third quarter of fiscal 2004, compared to approximately 8,400 in the third quarter of fiscal 2003. The increase in QIS revenue is primarily attributable to an increase in fees related to our expanded BREW customer base and products.

     QWI’s earnings before taxes for both the third quarter of fiscal 2004 and 2003 were $4 million. QWI’s operating margin percentage was 3% in both the third quarter of fiscal 2004 and 2003. QWI’s earnings before taxes remained flat primarily due to a $14 million increase in QWI research and development spending and selling, general and administrative expenses, offset by a $12 million increase in QIS gross margin, primarily due to the increase in fees related to our expanded BREW customer base and products. QWI’s operating margin percentage remained flat primarily due to a decline in QWBS gross margin percentage, partially offset by an improvement in QIS gross margin percentage. The decline in QWBS gross margin percentage in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 is primarily attributable to an increase in equipment sales, with margins lower than the margins on messaging services, as a percentage of total revenue. The improvement in QIS gross margin percentage is primarily due to the increase in fees related to our expanded BREW customer base and products.

     QSI Segment. QSI’s losses before taxes from continuing operations for the third quarter of fiscal 2004 were $4 million, compared to $7 million for the third quarter of fiscal 2003. Equity in losses of investees decreased by $15 million primarily due to a decrease in losses incurred by Inquam during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003, of which our share was $17 million for the three months ended June 27, 2004, as compared to $31 million for the three months ended June 29, 2003. During the third quarter of fiscal 2003, we recorded $9 million in other-than-temporary losses on investments. These improvements to QSI’s losses before taxes were partially offset by a $27 million decrease in interest income primarily as a result of the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004.

Our Segment Results for the First Nine Months of Fiscal 2004 Compared to the First Nine Months of Fiscal 2003

     The following should be read in conjunction with the first nine months financial results of fiscal 2003 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the first nine months of fiscal 2004 were $2,250 million, compared to $1,905 million for the first nine months of fiscal 2003. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $2,201 million for the first nine months of fiscal 2004, compared to $1,883 million for the first nine months of fiscal 2003. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $571 million related to higher unit shipments, partially offset by a decrease of $240 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 98 million MSM integrated circuits were sold during the first nine months of fiscal 2004, compared to approximately 79 million for the first nine months of fiscal 2003.

     QCT’s earnings before taxes for the first nine months of fiscal 2004 were $773 million, compared to $673 million for the first nine months of fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 34% in the first nine months of fiscal 2004, compared to 35% in the first nine months of fiscal 2003. The operating margin percentage in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 decreased slightly primarily as a result of a 38% increase in research and development and selling, general and administrative expenses, partially offset by the increase in gross margin percentage. Research and development and selling, general and administrative expenses were $102 million higher and $40 million higher, respectively, for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO/1xEV-DV and WCDMA (UMTS).

     QTL Segment. QTL revenues for the first nine months of fiscal 2004 were $1,180 million, compared to $758 million for the first nine months of fiscal 2003. Royalty revenues from external licensees were $1,041 million in the first nine months of fiscal 2004, compared to $631 million in the first nine months of fiscal 2003. Revenues from license fees were $45 million in the first nine months of fiscal 2004, compared to $44 million in the first nine months of fiscal 2003. Other revenues were comprised of intersegment royalties. During each of the first nine months of fiscal 2004 and 2003, we recognized $4 million in revenue related to equity received as consideration for license fees.

     The following table summarizes royalty related data for external licensees (in millions). The nine-month periods presented are referred to as the Reporting Periods:

	Nine Months Ended
	June 27,	June 29,
	2004	2003
Estimate for Estimated Licensees for quarter prior to the Reporting Period (Prior Quarter)	$151	$150
Royalties reported in Reporting Period by Estimated Licensees for Prior Quarter	208	167

Prior Quarter variance included in Reporting Period	57	17
Other royalties reported in Reporting Period	731	479
Estimate for Estimated Licensees for current quarter	253	135

Total Reporting Period royalty revenues from external licensees	$1,041	$631

     We estimated royalties of $151 million from the Estimated Licensees for the fourth quarter of fiscal 2003. The actual royalties reported to us by the Estimated Licensees, on a one quarter lag basis, during the three months ended December 28, 2003 were $208 million. The variance of $57 million recorded in royalty revenues in the first quarter of fiscal 2004 was primarily attributable to greater phone sales at higher average prices by our Estimated Licensees than we had anticipated. To achieve these phone unit volumes, we believe that our Estimated Licensees reduced their inventories in our fourth fiscal quarter. Total royalty revenues from licensees for the nine months ended June 27, 2004 of $1,041 million included: 1) the prior period variance of $57 million, 2) other royalties reported in this period of $731 million, and 3) the estimate made for this quarter of $253 million based upon Estimated Licensees’ estimated sales during this quarter, which we estimate will be reported by the Estimated Licensees in the fourth quarter of fiscal 2004.

     QTL’s earnings before taxes for the first nine months of fiscal 2004 were $1,084 million, compared to $684 million for the first nine months of fiscal 2003. QTL’s operating margin percentage was 92% in the first nine months of fiscal 2004, compared to 90% in the first nine months of fiscal 2003. The increase in both revenues and earnings before taxes was primarily due to an increase in sales of CDMA products by licensees, resulting from higher demand for CDMA products across all major regions of CDMA deployment at higher average selling prices.

     QWI Segment. QWI revenues for the first nine months of fiscal 2004 were $433 million, compared with $362 million for the first nine months of fiscal 2003. Revenues increased primarily due to a $46 million increase in QWBS revenue and a $22 million increase in QIS revenue. As a result of the adoption of EITF 00-21 in the fourth quarter of fiscal 2003, QWBS started recording revenue for certain equipment sales upon shipment instead of amortizing the related revenue over a future period. The amortization of QWBS equipment revenue that was deferred in the periods prior to the adoption of EITF 00-21 will continue with a declining impact through 2008. QWBS amortized $59 million in revenue related to such prior period equipment sales in the first nine months of fiscal 2004, compared to $72 million in the first nine months of fiscal 2003. The net increase in QWBS revenue is primarily attributable to the accounting change for certain equipment sales with a smaller contribution from a $9 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 34,700 OmniTRACS and other related communications systems during the first nine months of fiscal 2004, compared to approximately 27,400 in the first nine months of fiscal 2003. The increase in QIS revenue is primarily attributable to a $38 million increase in fees related to our expanded BREW customer base and products, partially offset by a $17 million decrease in QChat revenue resulting from the wind down of development efforts under the licensing agreement with Nextel.

     QWI’s earnings before taxes for the first nine months of fiscal 2004 were $14 million, compared to $18 million for the first nine months of fiscal 2003. QWI’s operating margin percentage was 3% in the first nine months of fiscal 2004, compared to 5% in the first nine months of fiscal 2003. The decrease in QWI earnings before taxes was primarily due to a $26 million increase in QWI research and development and selling, general and administrative expenses, partially offset by an $18 million increase in QIS gross margin primarily due to the increase in fees related to our expanded BREW customer base and products. The decrease in QWI’s operating margin percentage in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily related to a decline in QWBS gross margin percentage, partially offset by an improvement in QIS gross margin percentage and a decrease in QWI research and development and selling, general and administrative expenses as a percentage of QWI revenue. The decline in QWBS gross margin percentage in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 is primarily attributable to an increase in equipment sales, with margins lower than the margins on messaging services, as a percent of total QWBS revenue. The improvement in QIS gross margin percentage is primarily attributable to the increase in fees related to our expanded BREW customer base and products.

     During the second quarter of fiscal 2004, QWBS began the process of moving high volume, standard product manufacturing to Mexico to reduce manufacturing costs. The low volume, prototype and new product manufacturing activities will remain in San Diego. The move is anticipated to be completed by the third quarter of fiscal 2005. QWBS may incur additional costs in the near term as a result of this move. In connection with this activity, we continue to evaluate other low cost manufacturing opportunities.

     QSI Segment. QSI’s losses before taxes from continuing operations for the first nine months of fiscal 2004 were $23 million, compared to $164 million for the first nine months of fiscal 2003. Equity in losses of investees decreased by $43 million primarily due to a decrease in losses incurred by Inquam during the first nine months of fiscal 2004, as compared to the same period in fiscal 2003, of which our share was $51 million for the nine months ended June 27, 2004, as compared to $85 million for the nine months ended June 29, 2003. During the first nine months of fiscal 2003, we recorded $74 million and $26 million in other-than-temporary losses on marketable securities and other-than temporary losses on other investments, respectively. These improvements in QSI’s losses before taxes were partially offset by a $27 million decrease in interest income resulting from the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $7.0 billion at June 27, 2004, an increase of $1.6 billion from September 28, 2003. The increase was primarily the result of $1.7 billion in cash provided by operating activities, $195 million in net collections on finance receivables, mainly comprised of the prepayment from Pegaso, and $201 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $194 million in capital expenditures, $194 million in dividend payments and $66 million invested in other entities and acquisitions, including the Alcatel acquisition.

     Accounts receivable increased by 50% during the third quarter of fiscal 2004. Days sales outstanding on a consolidated basis were 60 days at June 27, 2004 compared to 43 days at March 28, 2004. The increases in accounts receivable and days sales outstanding were primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually, and the timing of shipments of integrated circuits. We expect that days sales outstanding will decrease during the fourth quarter of fiscal 2004.

     In February 2003, we authorized the investment of up to $1 billion to repurchase shares of our common stock over a two year period. While we did not repurchase any of our common stock during the nine months ended June 27, 2004, we continue to evaluate repurchases under this program. At June 27, 2004, $834 million remains authorized for repurchases under the program. In connection with our stock repurchase program, we sold put options during the nine months ended June 27, 2004 that may require us to purchase 3,000,000 shares of our common stock upon exercise. We recorded $5 million in premiums received for the put options as additions to other current liabilities. We did not repurchase any shares under the put options during the three months ended June 27, 2004. On June 25, 2004, the Company paid a cash dividend of $0.10 per share on the Company’s common stock to stockholders of record as of the close of business on May 28, 2004. On July 13, 2004, we announced a cash dividend of $0.14 per share of common stock pre-split ($0.07 per share post-split), payable on September 24, 2004 to stockholders of record as of the close of business on August 27, 2004.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, other commitments, the payment of dividends and possible additional stock repurchases. In fiscal 2003, we began design and construction on two new facilities in San Diego, California totaling one million square feet to partially meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $280 million through 2007.

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

     At June 27, 2004, our outstanding contractual obligations included (in millions):

	Contractual Obligations
	Payments Due By Period
		Remainder of	Fiscal	Fiscal	Beyond Fiscal	No Expiration
	Total	Fiscal 2004	2005-2006	2007-2008	2008	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	959	592	362	3	2	—
Operating leases	96	11	65	19	1	—
Equity investments (1)	21	—	—	—	—	21
Inquam guarantee	28	—	28	—	—	—
Other commitments	1	1	—	—	—	—

Total commitments	1,223	604	455	22	3	139

Other long-term liabilities (2)	95	—	—	34	—	61

Total recorded liabilities	95	—	—	34	—	61

Total	$1,318	$604	$455	$56	$3	$200

(1)	The majority of these commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at June 27, 2004 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Items, Finance Receivables, Note 3 – Investments in Other Entities and Note 7 – Commitments and Contingencies.”

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X and WCDMA (UMTS), we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA (UMTS) or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA (UMTS) or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies.

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

Our four largest customers as of June 27, 2004 accounted for 47% and 54%, of consolidated revenues in the first nine months of fiscal 2004 and 2003, respectively, and 53% and 50% of consolidated revenues in fiscal 2003 and 2002, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.

QCT Segment

     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain desired levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:

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

     QWI Segment

     Our QIS division derives revenues primarily from fees related to our BREW products, a QChat licensing agreement with Nextel and licensing revenues related to our QPoint product. We derive a significant portion of our QIS revenue from network operators offering BREW services. The future success of our QIS division depends in part upon the ability of network operators, wireless device manufacturers and developers to continue the momentum in wireless data and sustain market acceptance for quality wireless applications and services. We cannot assure you that they will be successful or will not build or buy similar capacity such that they no longer require BREW services. We also cannot assure you that the demand for BREW services will continue to increase. Any reduction in the demand for these services could have a material adverse effect on our business.

We depend upon a limited number of third party manufacturers to provide subassemblies and parts for our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

     Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and our manufacturing capacity. A reduction or interruption in component supply, an inability of our partners to react to rapid shifts in demand or a significant increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.

     QCT Segment

     We subcontract all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Motorola and Atmel are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. We recently experienced supply constraints which resulted in our inability to meet certain customer demands. To ensure better delivery of parts and components from our suppliers, we have increased and extended our firm orders to our suppliers. Additionally, we continue to add capacity at existing suppliers, as well as evaluate potential new suppliers to augment our needs. We expect costs of certain integrated circuit products could increase as a result of our efforts to increase the availability of components in short supply. We work closely with customers to expedite their processes for evaluating products from our new foundry suppliers; however, in some instances, transition to new product supply may cause a temporary decline in shipments of specific products to individual customers. To the extent that our firm commitments from our manufacturers are insufficient to meet demand over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell and service our products internationally. We have established sales offices around the world. We expect to continue to expand our international sales operations and enter new international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, we may not be able to maintain a desired rate of growth in our business.

     Consolidated revenues from international customers as a percentage of total revenues were 79% and 78% in the first nine months of fiscal 2004 and 2003, respectively, and 77% and 69% in fiscal 2003 and 2002, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	changes in legal or regulatory requirements, including regulations governing the materials used in our products;

•	difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

•	our inability to succeed in significant foreign markets, such as China or India;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	inflation and deflation;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investment and loans.

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first nine months of fiscal 2004, 43% and 19% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 46% and 16%, respectively, during the first nine months of fiscal 2003. During fiscal 2003, 45% and 15% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 39% and 18% during fiscal 2002. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, would materially harm our business.

     The wireless markets in China and India represent growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network, and China Unicom had approximately 23 million CDMA subscribers at the end of May 2004. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India, and Reliance Infocomm had nearly 8 million subscribers at the end of June 2004. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

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

     From time to time, we engage in strategic transactions with the goal of maximizing stockholder value. In the past we have acquired businesses, entered into joint ventures and made strategic investments in or loans to CDMA wireless operators, early stage companies, or venture funds to support global adoption of CDMA and the use of the wireless Internet. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. We cannot assure you that our strategic investments (either those we currently hold or future investments) will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies.

     We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. Although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and/or to consolidate or record our equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.

Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees could harm our business.

     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and services are responsible for critical functions in our customers’

products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.

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

     Our competitors include companies that promote non-CDMA technologies and companies that design competing CDMA integrated circuits, such as Nokia, Motorola, Philips, Ericsson, Texas Instruments, Intel, NEC, Nortel, VIA

Telecom, Samsung, Matsushita and Siemens, all of which are also our licensees with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, GlobalTRACS, QConnect, OmniOne, EutelTRACS and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in current and new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. Some potential competitors of our QWBS business, if they are successful, may harm our ability to compete in certain markets.

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

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1xEV-DO/1xEV-DV, WCDMA (UMTS) and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entails the risk of product liability. Although we believe our product liability insurance will be adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. Furthermore, not all losses associated with alleged product failure are insurable. In addition, a product liability claim or recall, whether against us, our licensees or customers, could harm our reputation and result in decreased demand for our products.

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

     Our OmniTRACS system currently operates in the United States market on leased Ku-band satellite transponders. Our data satellite transponder and position reporting satellite transponder lease runs through October 2006 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). Based on system capacity analysis, we believe that the United States OmniTRACS operations will not require additional transponder capacity through fiscal 2005. We believe that in the event additional transponder capacity would be required in fiscal 2005 or in future years, additional capacity will be available on acceptable terms. However, we cannot assure you that we will be able to acquire additional transponder capacity on acceptable terms in a timely manner. A failure to maintain adequate satellite capacity would harm our business, operating results, liquidity and financial position.

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

     We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs and challenges to our business model. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on our stock price.

Government regulation may adversely affect our business.

     Our products and those of our customers and licensees are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

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

     Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We continue to anticipate significant increases in human resources, particularly engineering, through the remainder of fiscal 2004 and through fiscal 2005. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
	of 2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value
June 27, 2004:
Cash and cash equivalents	$1,175	$—	$—	$—	$—	$—	$—	$1,175	$1,175
Interest rate	1.1%
Held-to-maturity securities	$231	$10	$130	$—	$—	$—	$—	$371	$370
Interest rate	1.5%	1.5%	1.7%
Available-for-sale securities:
Investment grade	$116	$652	$734	$374	$62	$110	$1,155	$3,203	$3,203
Interest rate	1.6%	1.8%	2.1%	2.1%	1.7%	1.8%	2.1%
Non-investment grade	$15	$2	$6	$9	$32	$606	$—	$670	$670
Interest rate	8.5%	8.4%	10.7%	9.2%	8.3%	7.8%

							No Single		Fair
	2004	2005	2006	2007	2008	Thereafter	Maturity	Total	Value
September 28, 2003:
Cash and cash equivalents	$284	$—	$—	$—	$—	$—	$—	$284	$284
Interest rate	1.1%
Held-to-maturity securities	$167	$20	$180	$—	$—	$—	$—	$367	$368
Interest rate	3.4%	1.8%	2.0%
Available-for-sale securities:
Investment grade	$177	$701	$602	$239	$98	$20	$484	$2,321	$2,321
Interest rate	3.0%	2.0%	2.4%	2.9%	3.3%	7.2%	3.2%
Non-investment grade	$11	$2	$8	$11	$41	$425	$—	$498	$498
Interest rate	8.7%	7.7%	9.2%	9.6%	8.9%	8.3%

     We hold a diversified portfolio of marketable securities, equity mutual fund shares and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $459 million at June 27, 2004 from $140 million at September 28, 2003. As of June 27, 2004, one equity position constituted approximately 17% of the fair value of the marketable equity securities portfolio. The recorded value of equity mutual fund shares at June 27, 2004 was $301 million. The recorded value of derivative investment assets, mainly comprised of warrants, subject to Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” at June 27, 2004 was $5 million. We generally invest in companies in the high-technology industry, and typically do not attempt to reduce or eliminate our market exposure on these securities. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility.

     We sold put options that may require us to purchase 3,000,000 shares of our common stock upon exercise. The written put options are classified as other current liabilities. If the fair value of our common stock at June 27, 2004 decreased by 30%, the amount required to physically settle the contracts would exceed the fair value of the shares repurchased by approximately $2 million, net of the $5 million in premiums received.

     At June 27, 2004, there have been no other material changes to the market risks described at September 28, 2003. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Issuer Purchases of Equity Securities (in thousands except per share data):

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of Shares	Average Price Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs (1)	Programs
March 29, 2004 to April 25, 2004	—	$—	—	$834,375
April 26, 2004 to May 23, 2004	—	$—	—	$834,375
May 24, 2004 to June 27, 2004	—	$—	—	$834,375

Total	—	$—	—	$834,375

(1)	On February 11, 2003, the Company announced that the Board of Directors approved a stock repurchase program of up to $1 billion to repurchase shares of the Company’s stock over a two year period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Restructuring Agreement, dated as of November 9, 2001, by and among the Company, Vésper São Paulo S.A., Vésper S.A., Vésper Holding São Paulo S.A., Vésper Holding S.A., VeloCom Cayman Brasil Holdings, QUALCOMM do Brasil Ltda., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, VeloCom Inc., Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation, VeloCom do Brasil Ltda., Vésper São Paulo Cayman and Vésper Holding, Ltd. (1)

2.2	The Subscription and Shareholders Agreement, dated as of November 9, 2001, by and among the Company, VeloCom Inc., Bell Canada International (Brazil Telecom I) Limited, Bell Canada International (Megatel) Limited, Bell Canada International (Espelho Sul) Limited, Nortel Networks Limited, Lucent Technologies Inc., Telefonaktiebolaget LM Ericsson (Publ.), Harris Corporation and Vésper Holding, Ltd. (1)

2.5	Embratel Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Participações S.A. (2)

3.1	Restated Certificate of Incorporation. (3)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.3	Certificate of Designation of Preferences. (3)

3.4	Bylaws. (3)

3.5	Amendment of the Bylaws. (3)

10.2	1991 Stock Option Plan, as amended

10.4	Forms of Stock Option Grant under the 1991 Stock Option Plan

10.21	Executive Retirement Matching Contribution Plan, as amended

10.22	1996 Non-Qualified Employee Stock Purchase Plan, as amended

10.29	1998 Non-Employee Directors’ Stock Option Plan, as amended (4)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan

10.41	2001 Employee Stock Purchase Plan, as amended

10.57	Voluntary Executive Retirement Contribution Plan, as amended

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 28, 2001.

(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 30, 2003.

(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 26, 2000.

(b)	Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated April 21, 2004, containing our April 21, 2004 Press Release related to our announcement of second quarter of fiscal 2004 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/S/ WILLIAM E. KEITEL

William E. Keitel
Executive Vice President and
Chief Financial Officer

Dated: July 21, 2004