Form 10-Q
period 2004-12-26
QUALCOMM INC/DE
filed 2005-01-19
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 17, 2005, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,645,787,475

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 26,	September 26,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,135	$1,214
Marketable securities	4,989	4,768
Accounts receivable, net	659	581
Inventories	156	154
Deferred tax assets	359	409
Other current assets	135	101

Total current assets	7,433	7,227
Marketable securities	1,886	1,653
Property, plant and equipment, net	746	675
Goodwill	527	356
Deferred tax assets	410	493
Other assets	564	416

Total assets	$11,566	$10,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$262	$286
Payroll and other benefits related liabilities	154	194
Unearned revenue	179	172
Dividends payable	115	—
Other current liabilities	254	242

Total current liabilities	964	894
Unearned revenue	143	170
Other liabilities	120	92

Total liabilities	1,227	1,156

Commitments and contingencies (Notes 2, 3 and 7)

Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 26, 2004 and September 26, 2004	—	—
Common stock, $0.0001 par value; 3,000 shares authorized; 1,643 and 1,635 shares issued and outstanding at December 26, 2004 and September 26, 2004, respectively	—	—
Paid-in capital	7,144	6,940
Retained earnings	3,107	2,709
Accumulated other comprehensive income	88	15

Total stockholders’ equity	10,339	9,664

Total liabilities and stockholders’ equity	$11,566	$10,820

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 26,	December 28,
	2004	2003*
Revenues:
Equipment and services	$978	$853
Licensing and royalty fees	412	354

	1,390	1,207

Operating expenses:
Cost of equipment and services revenues	430	370
Research and development	228	150
Selling, general and administrative	148	118

Total operating expenses	806	638

Operating income	584	569

Investment income, net (Note 4)	120	35

Income from continuing operations before income taxes	704	604
Income tax expense	(191)	(193)

Income from continuing operations	513	411

Discontinued operations (Note 10):
Loss from discontinued operations before income taxes	—	(64)
Income tax benefit	—	5

Loss from discontinued operations	—	(59)

Net income	$513	$352

Basic earnings per common share from continuing operations	$0.31	$0.26
Basic loss per common share from discontinued operations	—	(0.04)

Basic earnings per common share	$0.31	$0.22

Diluted earnings per common share from continuing operations	$0.30	$0.25
Diluted loss per common share from discontinued operations	—	(0.04)

Diluted earnings per common share	$0.30	$0.21

Shares used in per share calculations:
Basic	1,639	1,601

Diluted	1,704	1,654

Dividends per share announced	$0.07	$0.07

See Notes to Condensed Consolidated Financial Statements.

* As adjusted (Note 10)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 26,	December 28,
	2004	2003*
Operating Activities:
Income from continuing operations	$513	$411
Depreciation and amortization	45	40
Net realized gains on marketable securities and other investments	(64)	(5)
Gains on derivative instruments	(3)	—
Other-than-temporary losses on marketable securities and other investments	—	1
Equity in losses of investees	—	16
Non-cash income tax expense	185	181
Other non-cash credits	(1)	(7)
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(113)	(198)
Inventories	(2)	18
Other assets	(71)	14
Trade accounts payable	(23)	23
Payroll, benefits and other liabilities	(49)	1
Unearned revenue	(20)	(23)

Net cash provided by operating activities	397	472

Investing Activities:
Capital expenditures	(188)	(63)
Purchases of available-for-sale securities	(1,865)	(1,592)
Proceeds from sale of available-for-sale securities	1,663	776
Maturities of held-to-maturity securities	—	109
Collection of finance receivables	1	194
Issuance of notes receivable	(2)	(17)
Other investments and acquisitions, net of cash acquired	(179)	(44)

Net cash used by investing activities	(570)	(637)

Financing Activities:
Proceeds from issuance of common stock	96	32
Dividends paid	—	(56)
Other items, net	(2)	—

Net cash provided (used) by financing activities	94	(24)

Net cash used by discontinued operations	—	(59)

Effect of exchange rate changes on cash	—	(1)

Net decrease in cash and cash equivalents	(79)	(249)
Cash and cash equivalents at beginning of period	1,214	2,045

Cash and cash equivalents at end of period	$1,135	$1,796

See Notes to Condensed Consolidated Financial Statements.

* As adjusted (Note 10)

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2004 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month periods ended December 26, 2004 and December 28, 2003 both included 13 weeks.

     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. The Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

     The Company deconsolidated the Vésper Operating Companies during the first quarter of fiscal 2004 as a result of their sale in December 2003 and TowerCo during the second quarter of fiscal 2004 as a result of its sale in March 2004 (Note 10). Results of operations and cash flows related to the Vésper Operating Companies and TowerCo are presented as discontinued operations. The Company’s statements of operations and cash flows for all prior periods have been adjusted to present the discontinued operations.

     Royalty Revenues. The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA, or Code Division Multiple Access, (including, without limitation, cdmaOne, CDMA2000, 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. The Company earns royalties on such licensed CDMA products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. Once royalty reports were received from the Estimated Licensees, the variance between such reports and the estimate was recorded as royalty revenue in the quarter in which the reports were received, i.e. in most cases, the quarter subsequent to the quarter in which the estimated royalties were recorded as revenue.

     Starting in the fourth quarter of fiscal 2004, the Company determined that, due to escalating business trends, the Company no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, the Company began recognizing revenues for a quarter solely based on royalties reported by licensees during such quarter. The change in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, the Company did not estimate royalty revenues earned in the first quarter of fiscal 2005. Total royalties reported by external licensees were $349 million and $253 million in the first quarters of fiscal 2005 and 2004, respectively.

     Long-Term Capacity Agreements. The Company has long-term capacity agreements with certain third party manufacturers. These agreements ensure certain levels of capacity for the Company related to the manufacture of its integrated circuit products and require minimum purchase obligations by the Company through calendar 2008 (Note 7). During the first quarter of fiscal 2005, the Company made prepayments under some of these arrangements that are amortized into cost of equipment revenues as the inventory purchased under the agreements is sold. At December 26, 2004, the Company had approximately $40 million of prepayments recorded in other assets related to such agreements. No amounts were recorded at September 26, 2004.

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 26, 2004 and December 28, 2003 were 64,904,000 and 53,330,000, respectively.

     Employee stock options to purchase approximately 27,708,000 and 75,911,000 shares of common stock during the three months ended December 26, 2004 and December 28, 2003, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per share would be anti-dilutive.

     Stock-Based Compensation. The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share.

     As required under Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those stock options, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair value of the Company’s employee stock options. The Black-Scholes weighted average estimated fair values of stock options granted during the three months ended December 26, 2004 and December 28, 2003 were $17.06 and $11.78 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the stock options is assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing compensation expense under

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the fair value method on net income and net earnings per common share were as follows (in millions, except for earnings per share):

	Three Months Ended
	December 26,	December 28,
	2004	2003
Net income, as reported	$513	$352
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(75)	(66)

Pro forma net income	$438	$286

Earnings per common share:
Basic - as reported	$0.31	$0.22

Basic - pro forma	$0.27	$0.18

Diluted - as reported	$0.30	$0.21

Diluted - pro forma	$0.26	$0.17

     Stock-based employee compensation expense included in reported net income, net of related tax benefits, during both the three months ended December 26, 2004 and December 28, 2003, was negligible.

     Comprehensive Income. Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 26,	September 26,
	2004	2004
Foreign currency translation	$(17)	$(27)
Unrealized net gain on marketable securities and derivative instruments, net of income taxes	105	42

	$88	$15

     Total comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 26,	December 28,
	2004	2003
Net income	$513	$352

Other comprehensive income:
Foreign currency translation	10	7
Unrealized net gains on securities, net of income taxes	100	4
Unrealized net loss on derivative investments, net of income taxes	(3)	-
Reclassification adjustment for foreign currency translation included in net income (Note 10)	-	46
Reclassification adjustment for net realized gains included in net income, net of income taxes	(34)	(3)

Total other comprehensive income	73	54

Total comprehensive income	$586	$406

     Future Accounting Requirements. In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the fourth quarter of fiscal 2005.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (Note 1). At December 26, 2004, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during the fourth quarter of fiscal 2005 was approximately $111 million before income taxes. The Company will incur additional expense during the fourth quarter of fiscal 2005 related to new awards granted during the last nine months of fiscal 2005 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Note 2 – Composition of Certain Financial Statement Items

     Marketable Securities. Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 26,	September 26,	December 26,	September 26,
	2004	2004	2004	2004
Held-to-maturity:
U.S. Treasury and federal agency securities	$11	$10	$70	$70
Corporate bonds and notes	—	—	60	60

	11	10	130	130

Available-for-sale:
U.S. Treasury and federal agency securities	881	809	—	—
Foreign government bonds	7	8	—	—
Corporate bonds and notes	2,779	2,603	4	3
Mortgage and asset-backed securities	1,255	1,226	—	—
Non-investment grade debt securities	—	—	604	571
Equity mutual funds	—	—	325	296
Equity securities	56	112	823	653

	4,978	4,758	1,756	1,523

	$4,989	$4,768	$1,886	$1,653

Accounts Receivable.

	December 26,	September 26,
	2004	2004
	(in millions)
Trade, net of allowance for doubtful accounts of $4 and $5, respectively	$637	$529
Long-term contracts:
Billed	13	11
Unbilled	3	3
Other	6	38

	$659	$581

     Finance Receivables. Finance receivables, which are included in other assets, result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services.

     The Company had an equipment loan facility with Pegaso Comunicaciones y Sistemas S.A. de C.V., a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (collectively referred to as Pegaso). On December 15, 2003, Pegaso prepaid $193 million, including accrued interest, in full

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

satisfaction of the equipment loan facility. The Company recognized $12 million in interest income related to the Pegaso financing arrangements during the three months ended December 28, 2003, including $10 million of deferred interest income recorded as a result of the prepayment.

     At December 26, 2004, the Company has a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

Inventories.

	December 26,	September 26,
	2004	2004
	(in millions)
Raw materials	$25	$20
Work-in-process	3	3
Finished goods	128	131

	$156	$154

Property, Plant and Equipment.

	December 26,	September 26,
	2004	2004
	(in millions)
Land	$48	$47
Buildings and improvements	454	413
Computer equipment	455	430
Machinery and equipment	447	413
Furniture and office equipment	26	24
Leasehold improvements	61	54

	1,491	1,381
Less accumulated depreciation and amortization	(745)	(706)

	$746	$675

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended December 26, 2004 and December 28, 2003 was $39 million and $30 million, respectively.

     Intangible Assets. The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	December 26, 2004		September 26, 2004
		Accumulated		Accumulated
	Gross Carrying Amount	Amortization	Gross Carrying Amount	Amortization
Wireless licenses	$160	$(13)	$77	$(11)
Marketing-related	22	(8)	21	(8)
Technology-based	106	(39)	77	(37)
Customer-related	16	(13)	15	(12)
Other	7	(1)	7	(1)

Total intangible assets	$311	$(74)	$197	$(69)

     Wireless licenses increased as a result of the Company’s acquisition of additional 700 MHz spectrum in the United States during the first quarter of fiscal 2005 for its MediaFLO USA business (Note 8). Increases in other intangible asset categories primarily resulted from acquisitions during the first quarter of fiscal 2005 (Note 9). As a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

result of the acquisitions, the weighted-average amortization period for technology-based intangible assets was 9 years at December 26, 2004, as compared to 11 years at September 26, 2004. The weighted-average amortization period for other intangible assets was not affected.

     Amortization expense from continuing operations for the three months ended December 26, 2004 and December 28, 2003 was $5 million and $6 million, respectively. Amortization expense related to these intangible assets is expected to be $14 million for the remainder of fiscal 2005, $19 million in fiscal 2006, $17 million in fiscal 2007, $15 million in fiscal 2008 and $13 million in fiscal 2009.

Note 3 – Investments in Other Entities

     Inquam Limited. The Company and another investor (the Other Investor) have equity and debt investments in Inquam Limited (Inquam). Inquam owns, develops and manages wireless communications systems, either directly or indirectly, with the intent of deploying CDMA-based technology, primarily in Romania and Portugal. The Company recorded $10 million and $15 million in equity in losses of Inquam during the three months ended December 26, 2004 and December 28, 2003, respectively. At December 26, 2004 the Company’s equity and debt investments in Inquam totaled $34 million, net of equity in losses.

     The Company, along with the Other Investor, guaranteed the payment of amounts due by Inquam under a bank credit agreement. The Company’s maximum liability under the guarantee is limited to an amount equal to 50% of the amounts outstanding under Inquam’s credit agreement, up to a maximum of approximately $28 million. Amounts outstanding under the bank credit agreement totaled $55 million as of December 26, 2004. The guarantee and the bank credit facility were extended during the first quarter of fiscal 2005 to expire and mature on January 31, 2005. Inquam is currently working with the bank and other potential lenders to secure long-term “take out” financing some of which would be used to repay the existing loan on the maturity date. The Company anticipates that it and the Other Investor will provide additional guarantees and funding in connection with such take out financing, which is expected to result in the repayment of the $55 million bank credit agreement and the release of the $28 million guarantee.

     During the first quarter of fiscal 2005, the Company and the Other Investor committed to fund an additional $3 million each. At December 26, 2004, the Company had not yet funded $1 million of this amount. The Company continues to have active discussions with Inquam and the Other Investor concerning the necessary funding for all or a part of Inquam’s business plan, potential restructuring and investment by other parties. The Company and the Other Investor expect that they will need to provide additional funding of up to $10 million each to Inquam and additional guarantees of up to $27 million each in order to complete the financing transaction with the potential lenders. Such additional funding will be provided only with commensurate support or consideration being provided by the Other Investor.

     Other. Other strategic investments as of December 26, 2004 and September 26, 2004 totaled $123 million, including $49 million and $50 million accounted for using the cost method, respectively. Funding commitments related to these investments totaled $17 million at December 26, 2004, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 – Investment Income, Net

     Investment income, net, was comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 26,	December 28,
	2004	2003
Interest income	$53	$48
Net realized gains on marketable securities	56	4
Net realized gains on other investments	8	—
Gains (losses) on derivative instruments	3	(1)
Equity in losses of investees	—	(16)

	$120	$35

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate to be approximately 28% for fiscal 2005, as compared to the actual 25% effective income tax rate in fiscal 2004. The 27% effective tax rate for the first quarter of fiscal 2005 is lower than the expected annual effective tax rate primarily due to the recording of research and development tax credits allowed for the fourth quarter of fiscal 2004 by The 2004 Working Families Act, enacted on October 4, 2004, that extended the research and development tax credit from June 30, 2004 to December 31, 2005. The estimated annual effective tax rate for fiscal 2005 is 7% lower than the United States federal statutory rate primarily due to a benefit of approximately 11% related to foreign earnings taxed at less than the United States federal rate, research and development tax credits and an increase in tax benefits recorded arising from the Company’s forecast of its ability to use its capital loss carryforwards, partially offset by state taxes of approximately 4%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards, and research and development credits, partially offset by state taxes.

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.7 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate future earnings of some of its foreign subsidiaries. However, the decision to repatriate would relate solely to future earnings to be generated after the date such decision was made.

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of December 26, 2004, the Company has provided a valuation allowance on net capital losses of $130 million. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses.

     Deferred tax assets, net of valuation allowance, decreased by approximately $133 million from September 26, 2004 to December 26, 2004 primarily because of the use of deferred tax assets to offset the current tax liability that otherwise would have resulted from current operations.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the three months ended December 26, 2004 were as follows (in millions):

Balance at September 26, 2004	$9,664
Net income	513
Other comprehensive income	73
Net proceeds from the issuance of common stock	96
Tax benefit from the exercise of stock options	94
Dividends	(115)
Value of options exchanged for acquisitions	19
Deferred stock-based compensation from acquisitions	(5)

Balance at December 26, 2004	$10,339

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Stock Repurchase Program. On February 10, 2003, the Company authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two-year period. While the Company did not repurchase any shares during fiscal 2004 or the first quarter of fiscal 2005, the Company continues to evaluate repurchases under this program. At December 26, 2004, $834 million remains authorized for repurchases under the program, which expires on February 9, 2005. Repurchased shares are retired upon repurchase.

     Dividends. On November 10, 2004, the Company announced a cash dividend of $0.07 per share on the Company’s common stock, which was paid on January 5, 2005 to stockholders of record as of the close of business on December 8, 2004. On December 9, 2003, the Company announced a cash dividend of $0.035 per share on the Company’s common stock, which was paid on March 26, 2004 to stockholders of record as of the close of business on February 27, 2004. On October 8, 2003, the Company announced a cash dividend of $0.035 per share on the Company’s common stock, which was paid on December 26, 2003 to stockholders of record as of the close of business on November 28, 2003. During the three months ended December 26, 2004 and December 28, 2003, dividends charged to retained earnings were $115 million and $112 million, respectively.

Note 7 – Commitments and Contingencies

     Litigation. Schwartz, et al v. QUALCOMM: In fiscal 2001, 87 former employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, claiming that the Company wrongfully did not accelerate the vesting of unvested stock options as a result of the sale of certain assets of the Company’s infrastructure business to Ericsson, and seeking monetary damages based thereon. Over time, the Court granted the Company’s motions to dismiss or remand nearly all of the plaintiffs from the lawsuit, and the Company subsequently resolved the matters with the remaining plaintiffs. Those plaintiffs whose claims were dismissed appealed, and on December 2, 2004 the Court of Appeal affirmed the lower court’s decision as to them except those whose claims were dismissed based upon inconvenient forum (each of whom subsequently sued in the Stone and Boesel matters discussed below).

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM: These cases, the first of which was filed in fiscal 2001, were filed in San Diego County Superior Court by over 100 former employees, claiming that the Company wrongfully did not accelerate the vesting of unvested stock options as a result of the sale of certain assets of the Company’s infrastructure business to Ericsson, and seeking monetary damages based thereon. The trial court has dismissed many of the causes of action alleged, including plaintiffs’ claims that they were entitled to accelerated vesting of their stock options. The Company has filed motions to eliminate each claim that has not yet been dismissed.

     Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against the Company, alleging unlawful age discrimination in their selection for layoff in 1999, and seeking monetary damages based thereon. On April 15, 2003, the United States District Court for the Southern District of California granted the Company’s summary judgment motions as to all then-remaining class members’ disparate impact claims. On June 18, 2003, the Court ordered decertification of the class and dismissed the remaining claims of the opt-in plaintiffs without prejudice. Plaintiffs have filed an appeal. On June 20, 2003, 76 of the opt-in plaintiffs filed an action in the same court, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. To date, the complaint has not been served. On January 14, 2005, 40 of the class members agreed to dismiss all pending claims against the Company in exchange for a waiver of litigation costs by the Company.

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar has noticed an appeal, and the Company and SnapTrack have filed a responsive notice.

     QUALCOMM Incorporated v. Conexant Systems, Inc. and Skyworks Solutions Inc.: On October 8, 2002, the Company filed an action in the United States District Court for the Southern District of California against Conexant and Skyworks alleging infringement of five patents and misappropriation of trade secrets and seeking monetary

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

damages and injunctive relief based thereon. On December 4, 2003, Skyworks answered and counterclaimed against QUALCOMM, alleging infringement of four patents and misappropriation of trade secrets and seeking damages and injunctive relief. The Company filed an amended complaint on June 16, 2004, bringing the total number of the Company’s patents at issue to eight and maintaining its trade secret misappropriation claim. On July 16 and 20, 2004, Conexant and Skyworks answered the Company’s amended complaint, reasserted claims based on alleged trade secret misappropriation and patent infringement and Skyworks also asserted counterclaims alleging violations of antitrust laws and unfair business practices and seeking damages and other forms of equitable relief.

     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, the Company filed an action in the United States District Court for the Southern District of California against Maxim alleging infringement of three patents and seeking monetary damages and injunctive relief based thereon. The Company has since amended the complaint, bringing the total number of patents at issue to four and adding misappropriation of trade secret and unfair competition claims. Maxim has counterclaimed against the Company, alleging antitrust violations, patent misuse and unfair competition seeking monetary damages and injunctive relief based thereon. On May 5, 2004, the Court granted Maxim’s motion that no indirect infringement arose in connection with defendants’ sales of certain products to certain licensees of the Company. A motion by the Company for preliminary injunction regarding the alleged trade secret misappropriations by Maxim was heard on January 4, 2005. The Court found that Maxim had acted unlawfully by misappropriating the Company’s trade secrets and will issue an injunction order prohibiting further misappropriation and requiring Maxim to notify customers of the order.

     Whale Telecom Ltd v. QUALCOMM Incorporated. On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements.

     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, including In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland, and several individually filed actions, seeking monetary damages arising out of its sale of cellular phones. On March 5, 2003, the Court granted the defendants’ motions to dismiss five of the consolidated cases (Pinney, Gimpleson, Gillian, Farina and Naquin) on the grounds that the claims were preempted by federal law. On April 2, 2003, the plaintiffs filed a notice of appeal of this order and the Court’s order denying remand. All remaining cases filed against the Company allege personal injury as a result of their use of a wireless telephone. Those cases have been remanded to the Washington, D.C. Superior Court. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.

     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. In addition, some matters that have previously been disclosed may no longer be described in this Note because of rulings in the case, settlements, changes in the Company’s business or other developments rendering them no longer material to the Company’s operating results, liquidity or financial position.

     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from 2 to 10 years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2005 and each of the subsequent four years from fiscal 2006 through 2009 are $32 million, $31 million, $19 million, $6 million and $4 million, respectively, and $2 million thereafter.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2005 and for each of the subsequent four years from fiscal 2006 through 2009 to be approximately $582 million, $129 million, $40 million, $26 million and $6 million, respectively. Of the totals for the remainder of 2005 and for fiscal 2006 through 2008, commitments to purchase integrated circuit product inventories comprised $486 million, $101 million, $37 million, $24 million and $5 million, respectively.

     Letters of Credit. The Company had $1 million of letters of credit outstanding as of December 26, 2004, none of which were collateralized.

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to or useful in the manufacture and sale of CDMA products, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

•	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

•	QUALCOMM Government Technologies (QGOV) – formerly QUALCOMM Digital Media, provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

•	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services.

     During the first quarter of fiscal 2005, the Company reorganized its MediaFLO USA business into the QSI segment. The operating expenses related to the MediaFLO USA business were included in reconciling items through the end of fiscal 2004. During the first quarter of fiscal 2005, the Company also reorganized a division in the QWI segment that develops and sells test tools to support the design, development, testing and deployment of infrastructure and subscriber products into the QCT segment. Prior period segment information has been adjusted to conform to the new segment presentation.

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

     The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total
For the three months ended:
December 26, 2004
Revenues	$865	$400	$159	$—	$(34)	$1,390
EBT	242	358	16	40	48	704
December 28, 2003
Revenues	$752	$353	$134	$—	$(32)	$1,207
EBT	262	325	4	(9)	22	604

*As adjusted

     Reconciling items in the previous table were comprised as follows (in millions):

	Three Months Ended
	December 26,	December 28,
	2004	2003*
Revenues
Elimination of intersegment revenue	$(39)	$(36)
Other nonreportable segments	5	4

Reconciling items	$(34)	$(32)

Earnings (loss) before income taxes
Unallocated research and development expenses	(7)	(9)
Over(un)allocated selling, general and administrative expenses	2	(5)
Other nonreportable segments	(11)	—
Unallocated investment income, net	63	37
Intracompany eliminations	1	(1)

Reconciling items	$48	$22

*As adjusted

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

     Revenues from external customers and intersegment revenues were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT*	QTL	QWI*
For the three months ended:
December 26, 2004
Revenues from external customers	$864	$365	$156
Intersegment revenues	1	35	3
December 28, 2003
Revenues from external customers	$751	$322	$130
Intersegment revenues	1	31	4

*As adjusted

     Segment assets are comprised of accounts receivable and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, wireless licenses, other investments and assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable securities, property, plant and equipment, goodwill and certain other intangible assets. Segment assets were as follows (in millions):

	December 26,	September 26,
	2004	2004
QCT *	$514	$565
QTL	148	8
QWI *	135	117
QSI	507	400
Reconciling items	10,262	9,730

Total consolidated assets	$11,566	$10,820

* As adjusted

     The increase in QTL’s segment assets resulted from an increase in accounts receivable from licensees that report royalties quarterly and make payments on a semi-annual basis. The increase in QSI’s segment assets resulted primarily from the acquisition of additional wireless license spectrum during the first quarter of fiscal 2005 (Note 2) and an increase in the recorded values of marketable securities from unrealized gains.

Note 9 – Acquisitions

     In October 2004, the Company completed the acquisition of all of the outstanding capital stock of Iridigm Display Corporation (Iridigm), a privately held display technology company, that it did not already own. As a result of the closing of the acquisition, the Company no longer treats its previously owned interest in Iridigm as a cost method investment. The purchase price was approximately $188 million, comprised primarily of $160 million in cash consideration, $18 million related to the fair value of vested and unvested options exchanged at the closing date, and the $9 million recorded value of our earlier investment in Iridigm. The $160 million of total cash consideration less cash acquired of approximately $24 million resulted in a net cash outlay of approximately $136 million. Iridigm is a nonreportable segment included in reconciling items in the reconciliation of revenues and EBT for reportable segments to the consolidated totals.

     In October 2004, the Company completed the acquisition of all of the outstanding capital stock of Trigenix Limited (Trigenix), a United Kingdom-based developer of user interfaces for mobile phones for a purchase price of approximately $35 million, comprised primarily of $33 million in cash consideration. Trigenix is consolidated in the QIS division of the QWI segment.

     In November 2004, the Company completed the acquisition of all of the outstanding capital stock of Spike Technologies, Inc., Spike InfoTech Private Limited, a wholly owned subsidiary of Spike Technologies, Inc., and Spike Technologies India Private Ltd. (collectively Spike). Spike is a semiconductor design services company based primarily in India. The initial purchase price of approximately $15 million was comprised primarily of $7 million in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cash consideration, $6 million in notes payable to the former shareholders and $1 million related to the fair value of vested and unvested options exchanged at the closing date. The $7 million of cash consideration less cash acquired of approximately $3 million resulted in a net cash outlay of approximately $4 million. An additional $4 million in consideration is payable in cash through November 2006 if certain performance and other milestones are reached. Spike is consolidated in the QCT segment.

     The preliminary allocation of purchase price to the acquired assets and assumed liabilities based on the estimated fair values was as follows (in millions):

	Iridigm	Trigenix	Spike	Total
Cash	$24	$—	$3	$27
Identifiable intangible assets	26	3	—	29
Goodwill	129	34	6	169
Other tangible assets	16	5	9	30

Total assets acquired	195	42	18	255
Liabilities assumed	(13)	(7)	(3)	(23)
Deferred stock-based compensation	6	—	—	6

Total purchase price	$188	$35	$15	$238

     The Company expects to finalize the purchase price allocations within one year and does not anticipate material adjustments to the preliminary purchase price allocations. Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years. The consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

Note 10 – Discontinued Operations

     On December 2, 2003, Embratel Participações S.A. (Embratel) acquired the Company’s direct and indirect ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies), consolidated subsidiaries of the Company’s QSI segment, (the Embratel sale transaction) for no consideration. The Vésper Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, the Company effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Company realized a net loss of $52 million on the Embratel sale transaction during the first quarter of fiscal 2004, including a $74 million loss on the net assets sold to Embratel and a $46 million loss related to the recognition of cumulative foreign currency translation losses previously included in stockholders’ equity, partially offset by $68 million in gains related to the extinguishment of local bank debt and the settlement of other liabilities.

     In December 2003, the Company initiated a waiver and return of its personal mobile service (SMP) licenses in certain regions in Brazil to Anatel, the telecommunications regulatory agency in Brazil. In February 2004, the waiver and return of the SMP licenses was approved by Anatel, and the license debt was extinguished.

     On March 2, 2004, the Company sold TowerCo to Embratel in a separately negotiated transaction (the TowerCo sale transaction) for $45 million in cash. TowerCo’s assets were primarily comprised of $5 million in property, plant and equipment. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations and cash flows related to the Vésper Operating Companies, including the results related to TowerCo and the SMP licenses and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in its consolidated statements of operations and cash flows. The Company’s condensed statements of operations and cash flows for all prior periods have been adjusted to present the discontinued operations. For the three months ended December 28, 2003, revenues of $36 million were reported in the loss from discontinued operations. At December 26, 2004 and September 26, 2004, the Company had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or SMP licenses recorded on its condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 26, 2004 contained in our 2004 Annual Report on Form 10-K.

     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.

Overview

Quarterly Highlights

     Revenues for the first quarter of fiscal 2005 were $1.4 billion, with net income of $513 million. During this quarter, the following developments occurred with respect to key elements of our business:

•	Strong CDMA (Code Division Multiple Access) product demand throughout the world fueled sales for our products and the products of our licensees. Enhanced multimedia functionality, 1xEV-DO and improving competitive positioning of CDMA operators contributed to worldwide demand for CDMA phones. Worldwide, 1xEV-DO grew to nearly 11 million subscribers in December 2004. During the first quarter of fiscal 2005, we shipped approximately 39 million Mobile Station Modems (MSM) integrated circuits for mobile CDMA phones and data modules, nearly all of which were third generation (3G), including CDMA2000 1X, 1xEV-DO and WCDMA (Wideband CDMA).

•	By calendar year end 2004, operators launched 62 WCDMA networks, as reported by The UMTS Forum, an international organization promoting UMTS (WCDMA) 3G mobile systems and services. WCDMA subscriber growth in Japan and Europe, and new network launches in Europe and Asia drove growth in WCDMA phone sales during the first quarter of fiscal 2005. WCDMA royalties contributed approximately 32% of royalties reported in the first fiscal quarter of 2005 for licensee sales during the fourth fiscal quarter of 2004. Currently, average WCDMA phone prices are significantly higher than worldwide average CDMA2000 phone prices. During the first quarter of fiscal 2005, Siemens and NEC announced the selection of our WCDMA MSM integrated circuits for their WCDMA phone products, bringing the total to 26 customers, including LG Electronics, Samsung, Sanyo, Toshiba, Option and others.

•	We acquired Iridigm Display Corporation (Iridigm), a display technology company, and Trigenix Limited (Trigenix), a developer of user interfaces for mobile phones. We expect our acquisition of Iridigm to accelerate the time to market for Iridigm’s patented display technology, which should rapidly increase the capability of wireless devices by driving down their cost and power consumption. The acquisition of Trigenix provides us with Trigenix’ user interface development technologies, products and tools and extends our commitment to the European wireless community. Trigenix’s suite of technologies provides additional substantial advantages to our existing user interface offerings that enable flexible and customizable wireless device user interface for wireless operators and device manufacturers. We also acquired Spike Technologies, which will provide QCT with additional engineering resources to help reduce our time to market for more feature-rich products leveraging new process technologies.

•	We purchased additional 700 MHz spectrum in the United States. This purchase secured the final licenses necessary for MediaFLO USA to provide service in markets nationwide.

•	As a result of record demand for CDMA products, our integrated circuits business continued to experience supply constraints which resulted in our inability to meet certain customer demands. To enable better supply of integrated circuit products, we have increased and extended firm orders to our foundry suppliers and are working with them to increase capacity. We are also evaluating potential new suppliers to augment our future needs.

Our Business and Operating Segments

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and related services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and software are used in wireless phones and infrastructure equipment. The wireless phone integrated circuits include the MSM, Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 62% of total consolidated revenues for the first quarter of both fiscal 2005 and 2004.

     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including, without limitation, cdmaOne, CDMA2000 1X/1xEV-DO/1xEV-DV, TD-SCDMA and WCDMA) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 29% of total consolidated revenues for the first quarter of both fiscal 2005 and 2004.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) product and services for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 11% of total consolidated revenues in the first quarter of both fiscal 2005 and 2004.

     QSI makes strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy is to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Effective as of the beginning of fiscal 2005, we present the operating results of our wireless multimedia operator, MediaFLO USA, Inc. (MediaFLO USA), in the QSI segment. Our MediaFLO USA subsidiary expects to offer a FLO (Forward Link Only) technology based network in markets nationwide. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States and their customers starting in 2006. FLO is a multicast technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers required to provide market coverage. MediaFLO USA plans to use our nationwide 700 MHz spectrum and will be responsible for procuring and distributing the common content made available to all of its wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain with the wireless operator partners. We ultimately intend to spin off our ownership interest in MediaFLO USA to our stockholders.

     Nonreportable segments include the Iridigm business, a display technology company that we acquired in the first quarter of fiscal 2005, and other product initiatives.

Looking Forward

     In fiscal 2005, we expect continued growth in the overall CDMA2000 and WCDMA markets, with particularly strong growth in WCDMA and emerging CDMA2000 markets. The global expansion of broadband data services should continue to drive demand for both 1xEV-DO phones and data cards for laptop services and is expected to be a high growth segment within many existing CDMA2000 markets. Operator competition in Japan, North America and other regions is also accelerating data strategies and services as one operator responds to the plans of another. The Sprint Nextel merger is expected to close in the second half of 2005, subject to shareholder and regulatory approvals, and extend the advantages of Sprint’s deployment of next generation EV-DO technology to the combined customer base. The launch of 62 WCDMA networks by the end of calendar 2004 is expected to drive growth in WCDMA phone sales.

     We anticipate 3G wireless licenses will be granted in China in calendar 2005. When the licenses are granted, we expect operators in China will be authorized to upgrade and deploy third generation CDMA-based networks. We also expect additional CDMA450 subscribers in fiscal 2005 to contribute to growth. We believe our QCT business will increasingly benefit from strong growth in the WCDMA market as we leverage our high quality products and customer relationships to further a strong and growing list of WCDMA phone manufacturer customers.

     Growing demand for phones and devices with greater multimedia functionality will continue to drive demand for increasing functionality in our MSM chips. We will continue to invest heavily to position our QCT business for success in the WCDMA market, as well as to continue to maintain our strong position in the CDMA2000 market. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1X and 1xEV-DO, WCDMA, FLO, OFDM (Orthogonal Frequency Division Multiplexing) for multicast and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on–chip computers and signal processors. We continue to work on different initiatives for low-cost phones in addition to reducing costs through further integration of multimedia capabilities of mid- to high-end phones. We will also continue our significant development efforts with respect to our BREW applications development platform and our new MediaFLO media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers.

     We are working closely with many operators and manufacturers to support rapid and reliable WCDMA deployment and availability of WCDMA phones (with increasing multimedia features and capabilities). We expect that in 2005 average WCDMA phone prices will decrease significantly, although they should still be higher than average CDMA2000 phone prices.

     We anticipate that BREW will play an increasingly important role in generating consumer demand for wireless phones. BREW offers operators new capabilities for their products and an open platform for delivery of data services that can grow operators’ data revenues. We expect more operators to launch BREW services and greater volumes of BREW software downloads to drive increasing revenues for our BREW business.

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

Revenue Concentrations

     Revenues from customers in South Korea, Japan and the United States comprised 37%, 22% and 19%, respectively, of total consolidated revenues in the first quarter of fiscal 2005 as compared to 43%, 19% and 20%, respectively, in the first quarter of fiscal 2004. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan, as a percentage of the total, is primarily attributed to higher sales of integrated circuit products to manufacturers in Japan and higher royalties from licensees in Japan resulting from the growth of CDMA2000 and WCDMA in Japan as well as their success in exporting products worldwide. The decrease in revenues from customers in South Korea and the United States, as a percentage of the total, is primarily attributed to overall increases in revenues in geographic regions other than South Korea and the United States.

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

     Revenues. Total revenues for the first quarter of fiscal 2005 were $1,390 million, compared to $1,207 million for the first quarter of fiscal 2004. Revenues from LG Electronics, Samsung, and Motorola, customers of our QCT and QTL segments, comprised an aggregate of 15%, 12% and 12% of total consolidated revenues, respectively, in the first quarter of fiscal 2005, as compared to 15%, 14% and 12% of total consolidated revenues, respectively, in the first quarter of fiscal 2004.

     Revenues from sales of equipment and services for the first quarter of fiscal 2005 were $978 million, compared to $853 million for the first quarter of fiscal 2004. Revenues from sales of integrated circuit products increased $110 million, resulting primarily from an increase of $144 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $43 million related to the effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the first quarter of fiscal 2005 were $412 million, compared to $354 million for the first quarter of fiscal 2004. During the first quarter of fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the quarter, as compared to the method used during the first quarter of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. Revenues from licensing and royalty fees increased primarily as a result of a $96 million increase in royalties reported to the QTL segment by its external licensees, resulting from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices, partially offset by the effect of using estimates to record royalty revenue in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, our licensees reported CDMA phone sales for the fourth quarter of fiscal 2004 of approximately 40 million units, as compared to 31 million units reported in the first quarter of fiscal 2004 for phone sales during the fourth quarter of fiscal 2003.

     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2005 was $430 million, compared to $370 million for the first quarter of fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 44% for the first quarter of fiscal 2005, compared to 43% in the first quarter of fiscal 2004. The margin percentage decline in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to a slight decrease in QCT margin percentage resulting from an increase in the reserves for excess and obsolete inventory, partially offset by the effects of reductions in average unit costs and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the first quarter of fiscal 2005, research and development expenses were $228 million or 16% of revenues, compared to $150 million or 12% of revenues for the first quarter of fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from a $69 million increase in costs related to integrated circuit products and other initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO, WCDMA, MediaFLO and HSDPA (High Speed Downlink Packet Access).

     Selling, General and Administrative Expenses. For the first quarter of fiscal 2005, selling, general and administrative expenses were $148 million or 11% of revenues, compared to $118 million or 10% of revenues for the first quarter of fiscal 2004. The dollar increase was primarily due to a $15 million increase in employee related expenses and a $10 million increase in professional fees related to legal, patent and audit activities.

     Net Investment Income. Net investment income was $120 million for the first quarter of fiscal 2005, compared to $35 million for the first quarter of fiscal 2004. The change was primarily comprised as follows (in millions):

	Three Months Ended
	December 26,	December 28,
	2004	2003	Change
Interest income:
Corporate and other segments	$53	$36	$17
QSI	—	12	(12)
Net realized gains on investments:
Corporate	13	3	10
QSI	51	1	50
Gains (losses) on derivative instruments	3	(1)	4
Equity in losses of investees	—	(16)	16

	$120	$35	$85

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on these balances. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. Equity in losses of investees decreased primarily due to an increase in investment gains recognized by a venture fund investee, of which our share was $10 million, and a decrease in losses incurred by Inquam, of which our share was $10 million for the first quarter of fiscal 2005 as compared to $15 million for the first quarter of fiscal 2004.

     Income Tax Expense. Income tax expense from continuing operations was $191 million for the first quarter of fiscal 2005, compared to $193 million for the first quarter of fiscal 2004. The annual effective tax rate is estimated to be 28% for fiscal 2005, compared to the 32% estimated annual effective tax rate recorded during the first quarter of fiscal 2004, and the final rate of 25% for fiscal 2004.

     The estimated annual effective tax rate for fiscal 2005 is 7% lower than the United States federal statutory rate primarily due to a benefit of approximately 11% related to foreign earnings taxed at less than the United States federal rate, research and development tax credits and an increase in tax benefits recorded arising from the Company’s forecast of its ability to use its capital loss carryforwards, partially offset by state taxes of approximately 4%. The expected 2005 effective tax rate of 28% is higher than the actual 2004 effective tax rate of 25% due to an increased proportion of royalty income which is taxed at a rate above our effective tax rate.

     As of December 26, 2004, we had a valuation allowance of approximately $130 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

Our Segment Results for the First Quarter of Fiscal 2005 Compared to the First Quarter of Fiscal 2004

     The following should be read in conjunction with the first quarter financial results of fiscal 2005 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the first quarter of fiscal 2005 were $865 million, compared to $752 million for the first quarter of fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $848 million for the first quarter of fiscal 2005, compared to $738 million for the first quarter of fiscal 2004. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $144 million related to higher unit shipments, partially offset by a decrease of $43 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 39 million MSM integrated circuits were sold during the first quarter of fiscal 2005, compared to approximately 32 million for the first quarter of fiscal 2004.

     QCT’s earnings before taxes for the first quarter of fiscal 2005 were $242 million, compared to $262 million for the first quarter of fiscal 2004. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 28% in the first quarter of fiscal 2005, compared to 35% in the first quarter of fiscal 2004. The decline in operating margin percentage in the first quarter of fiscal 2005 as compared to the first quarter of fiscal

2004 is primarily the result of a 54% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $69 million higher and $13 million higher, respectively, for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO, WCDMA and HSDPA.

     QTL Segment. QTL revenues for the first quarter of fiscal 2005 were $400 million, compared to $353 million for the first quarter of fiscal 2004. QTL’s earnings before taxes for the first quarter of fiscal 2005 were $358 million, compared to $325 million for the first quarter of fiscal 2004. QTL’s operating margin percentage was 89% in the first quarter of fiscal 2005, compared to 91% in the first quarter of fiscal 2004. The increase in both revenues and earnings before taxes primarily resulted from a $96 million increase in royalties reported to us by our external licensees, partially offset by the effect of using estimates to record royalty revenue in the first quarter of fiscal 2004. Royalties reported to us by external licensees were $349 million in the first quarter of fiscal 2005, compared to $253 million in the first quarter of fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher demand for CDMA products across all major regions of CDMA deployment at higher average selling prices. Revenues from license fees were $16 million in the first quarter of fiscal 2005, compared to $15 million in the first quarter of fiscal 2004. In each of these quarters, license fee revenue included $1 million related to equity received as license fees. Other revenues were comprised of intersegment royalties.

     During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. Starting in the fourth quarter of fiscal 2004, we determined that, due to escalating business trends, we no longer have the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, we did not estimate royalty revenues earned in the first quarter of fiscal 2005.

     QWI Segment. QWI revenues for the first quarter of fiscal 2005 were $159 million, compared with $134 million for the first quarter of fiscal 2004. Revenues increased primarily due to an $18 million increase in QIS revenue and a $9 million increase in QWBS revenue. The increase in QIS revenue is primarily attributed to an $11 million increase in fees related to our expanded BREW customer base and products and an $8 million increase in QChat revenue resulting from the completion of development commitments and additional license fees under the licensing agreement with Nextel. The net increase in QWBS revenue is primarily attributable to a $7 million increase in equipment revenue and a $3 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 13,300 satellite-based systems and 11,600 terrestrial-based systems during the first quarter of fiscal 2005, compared to approximately 9,700 satellite-based systems and 1,100 terrestrial-based systems in the first quarter of fiscal 2004.

     QWI’s earnings before taxes for the first quarter of fiscal 2005 were $16 million, compared to $4 million for the first quarter of fiscal 2004. QWI’s operating margin was 10% in the first quarter of fiscal 2005, compared to 3% in the first quarter of fiscal 2004. The increase in QWI earnings before taxes was primarily due to a $17 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products and QChat development and license fees, offset by a $4 million increase in QWI research development and selling, general and administrative expenses. QWI’s operating margin percentage increased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to an improvement in QIS gross margin percentage, offset by a decline in QWBS gross margin percentage. The improvement in QIS gross margin percentage is primarily attributable to the increase in fees related to our expanded BREW customer base and products and QChat development and license fees. The decline in QWBS gross margin percentage in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily attributable to an increase in equipment sales, with margins that were lower than the margins on messaging services, as a percentage of total QWBS revenue.

     QSI Segment. QSI’s earnings before taxes from continuing operations for the first quarter of fiscal 2005 were $40 million, compared to losses before taxes of $9 million for the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we recorded $51 million in realized gains on marketable securities and other investments as compared to $1 million for the first quarter of fiscal 2004. Equity in losses of investees decreased by $16 million primarily due to an increase in investment gains recognized by a venture fund investee, of which our share was $10 million, and a decrease in losses incurred by Inquam during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, of which our share was $10 million for the first quarter of fiscal 2005 as compared to $15 million for the first quarter of fiscal 2004. These improvements in QSI’s earnings before taxes from continuing operations were partially offset by a $12 million decrease in interest income that resulted from the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004 and a $7 million increase in MediaFLO operating expenses.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $8.0 billion at December 26, 2004, an increase of $0.4 billion from September 28, 2004. The increase was primarily the result of $397 million in cash provided by operating activities and $96 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $188 million in capital expenditures and $179 million invested in other entities and acquisitions.

     Accounts receivable increased by 13% during the first quarter of fiscal 2005. The increase in accounts receivable was primarily due to the timing of cash receipts for royalty receivables, partially offset by increased cash receipts for integrated circuit receivables. Days sales outstanding, on a consolidated basis, were 42 days at December 26, 2004, compared to 43 days at September 28, 2004. The change in days sales outstanding reflects the increase in cash receipts for integrated circuit receivables, partially offset by the effect of the increase in royalty revenue from the previous quarter.

     In February 2003, we authorized the expenditure of up to $1 billion to repurchase shares of our common stock over a two-year period. While we did not repurchase any of our common stock during the three months ended December 26, 2004, we continue to evaluate repurchases under this program. At December 26, 2004, $834 million remains authorized for repurchases under the program. On November 10, 2004, we announced a cash dividend of $0.07 per share, which was paid on January 5, 2005 to stockholders of record as of the close of business on December 8, 2004.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications operators, other commitments, the payment of dividends and possible additional stock buy backs. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our long-term business plan. The remaining cost of these new facilities is expected to be approximately $217 million through fiscal 2007. In October 2004, we announced our plans to expand our current Network Operations Center in Las Vegas, Nevada, which uses GPS and other technologies to track freight transportation and shipping nationwide. We expect the cost of this expansion will be approximately $52 million through fiscal 2007. We expect to place the new and expanded facilities in service starting in fiscal 2005 through fiscal 2007.

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

     At December 26, 2004, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Period

						No
		Remainder of	Fiscal 2006-	Fiscal 2008-	Beyond	Expiration
	Total	Fiscal 2005	2007	2009	Fiscal 2009	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	783	582	169	32	—	—
Operating leases	94	32	50	10	2	—
Equity investments (1)	17	—	—	—	—	17
Inquam guarantee	28	28	—	—	—	—
Other commitments	1	—	1	—	—	—

Total commitments	1,041	642	220	42	2	135

Other long-term liabilities (2)	50	—	44	6	—	—

Total recorded liabilities	50	—	44	6	—	—

Total	$1,091	$642	$264	$48	$2	$135

(1)	These commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at December 26, 2004 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Items, Finance Receivables, Note 3 – Investments in Other Entities and Note 7 – Commitments and Contingencies.”

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the fourth quarter of fiscal 2005. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At December 26, 2004, unamortized compensation expense, as determined in accordance with FAS 123, that we expect to record during the fourth quarter of fiscal 2005 was approximately $111 million before income taxes. We will incur additional expense during the fourth quarter of fiscal 2005 related to new awards granted during the last nine months of fiscal 2005 that cannot yet be quantified. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

RISK FACTORS

     You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 26, 2004, including our financial statements and the related notes.

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies. For example, a limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, that divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. Although we have more than 300 issued or pending patents relating to multimedia enhancements and to applications of OFDM, OFDMA and MIMO (multi in, multi out), there can be no assurance that our patent portfolio in these areas would be as fundamental or as valuable as our CDMA portfolio.

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

     Our three largest customers as of December 26, 2004 accounted for 39% and 41% of consolidated revenues in the first quarter of fiscal 2005 and 2004, respectively, and 40% and 44% of consolidated revenues fiscal 2004 and 2003, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.

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

     QTL Segment. Our QTL segment derives royalty revenues based upon sales of CDMA products by our licensees. We derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.

Changes in financial accounting standards related to stock option expenses are expected to have a significant effect on our reported results.

     The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the fourth quarter of fiscal 2005 could negatively affect our stock price and our stock price volatility.

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

     QCT Segment. We subcontract all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Freescale (formerly Motorola Semiconductor) and Atmel are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. Since fiscal 2004, we have experienced supply constraints which resulted in our inability to meet certain customer demands. To ensure better delivery of parts and components from our suppliers, we have increased and extended our firm orders to our suppliers. Additionally, we continue to add capacity at existing suppliers, as well as evaluate potential new suppliers to augment our needs. There may be some risk of cost increases for certain integrated circuit products as a result of our efforts to increase the availability of components in short supply. We work closely with customers to expedite their processes for evaluating products from our new foundry suppliers; however, in some instances, transition to new product supply may cause a temporary decline in shipments of specific products to individual customers. To the extent that we do not have firm commitments from our manufacturers over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

     Our international customers sell their products to markets throughout the world, including Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 81% and 80% in the first quarter of fiscal 2005 and 2004, respectively and 79% and 77% in fiscal 2004 and 2003, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first quarter of fiscal 2005, 37% and 22% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 43% and 19%, respectively, during the first quarter of fiscal 2004. During fiscal 2004, 43% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 45% and 15% during fiscal 2003. These customers based in South Korea and Japan sell their products to markets worldwide, including Japan, South Korea, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, or the economies of the major markets they serve would materially harm our business.

     The wireless markets in China and India represent growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network and had nearly 28 million CDMA subscribers at the end of November 2004, as reported by the Sino Marketing Research Company in China. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India and had over 10 million subscribers at the end of December 2004, as reported by the Association of Basic Telecom Operators in India. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

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

     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our anticipated revenues and cash flows.

•	Foreign exchange hedging transactions could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to collect receivables.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

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

     Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on phone inventories at CDMA equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the global economy and to the wireless communications industry and create further uncertainties. Further, an economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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

Our industry is subject to rapid technological change, and we must keep pace to compete successfully.

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation, including CDMA2000 1X/1xEV-DO, WCDMA, FLO, OFDM/OFDMA, and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development relating to multimedia enhancements and to applications of OFDM, OFDMA and MIMO has resulted in more than 300 issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as fundamental or as valuable as our CDMA portfolio. We will also continue our significant development efforts with respect to our BREW applications development platform, providing applications developers with an open standard platform for wireless devices on which to develop their products. An open standard platform means that BREW can be made to interface with many software applications, including those developed by others. We also continue to invest in the development of our MediaFLO media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     From time to time, companies may assert patent, copyright and other intellectual proprietary rights against our products or products using our technologies or technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s protected technology, we could be required to redesign or license such technology and/or pay damages or other compensation to such other company. If we were unable to redesign or license protected technology used in our products, we could be prohibited from making and selling such products.

     In addition, as the number of competitors in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, with or without merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our licensees could also become the targets of litigation. Any such litigation could severely disrupt the business of our licensees, which in turn could hurt our relations with our licensees and cause our revenues to decrease.

     A number of other companies have claimed to own patents essential to various 3G CDMA standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA products and technologies and our profitability.

     Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of our technology. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

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

     Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless phones, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radioequipment, including wireless phones. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless phones while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

Our business depends on the availability of satellite and other networks for our OmniTRACS, TruckMAIL, EutelTRACS, OmniExpress, LINQ, T2 Untethered TrailerTRACS, GlobalTRACS, QConnect and OmniOne systems and other communications products.

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

     Message transmissions for domestic OmniTRACS, TruckMAIL, T2 Untethered TrailerTRACS, OmniExpress, GlobalTRACS, QConnect and OmniOne operations are formatted and processed at the Network Operations Center in San Diego, California, which we operate, with a fully redundant backup Network Operations Center located in Las Vegas, Nevada. Our Network Operations Center operations are subject to system failures, which could interrupt the services and have a material adverse effect on our operating results.

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

     The classified board, transaction approval, special meeting and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders’ ability to approve transactions that they may deem to be in their best interests. In December 2004, our Board of Directors approved, subject to stockholder approval, an amendment to revise our certificate of incorporation to eliminate the classified board of directors and to eliminate cumulative voting for election of directors. The proposal would allow for the annual election of directors (phased in over a 3-year period) and would not change the present number of directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2004 Annual Report on Form 10-K.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
	of 2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value
December 26, 2004:
Fixed income securities:
Cash and cash equivalents	$530	$—	$—	$—	$—	$—	$—	$530	$530
Interest rate	2.1%
Held-to-maturity securities	$11	$130	$—	$—	$—	$—	$—	$141	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$1,583	$933	$952	$95	$64	$47	$1,252	$4,926	$4,926
Interest rate	1.7%	2.4%	2.7%	3.1%	2.7%	3.3%	2.8%
Non-investment grade	$—	$2	$6	$17	$59	$520	$—	$604	$604
Interest rate	0.0%	0.1%	5.4%	2.6%	3.2%	4.0%

							No Single		Fair
	2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value
September 26, 2004:
Fixed income securities:
Cash and cash equivalents	$458	$—	$—	$—	$—	$—	$—	$458	$457
Interest rate	1.5%
Held-to-maturity securities	$10	$130	$—	$—	$—	$—	$—	$140	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$1,636	$803	$806	$59	$63	$39	$1,243	$4,649	$4,649
Interest rate	1.8%	2.2%	2.3%	2.7%	2.1%	2.9%	2.3%
Non-investment grade	$1	$3	$5	$20	$61	$481	$—	$571	$571
Interest rate	1.1%	7.0%	8.9%	9.7%	8.7%	8.5%

     We hold a diversified portfolio of marketable securities, equity mutual fund shares and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $879 million at December 26, 2004 from $765 million at September 28, 2004. The recorded value of equity mutual fund shares increased to $325 million at December 26, 2004 from $296 million at September 26, 2004. The recorded value of derivative investment assets, mainly comprised of warrants, subject to Statement of Financial Accounting Standards No. 133 (FAS 133) “Accounting for Derivative Instruments and Hedging Activities,” at December 26, 2004 was $6 million. The portfolio’s concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility. During the last three years, many stocks have experienced significant decreases in value, negatively affecting the fair values of our available-for-sale equity securities and derivative instruments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at December 26, 2004 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $120 million.

     We periodically hold derivative instruments subject to foreign exchange market risk. During the three months ended December 26, 2004, we entered into two zero-cost collars using put and call options to hedge the foreign currency risk on royalties earned during the three months ended December 26, 2004 and March 27, 2005, from certain international licensees on their sales of CDMA products. One of the zero-cost collars was settled on

December 24, 2004, resulting in a net loss of $1 million which is recorded in accumulated other comprehensive income. The $1 million net loss will be recognized in the statement of operations in the second quarter of fiscal 2005 when the royalty revenue earned during the three months ended December 26, 2004 will be recognized as revenue. The second zero-cost collar, which expires on March 25, 2005, has an unrealized net loss of $2 million included in accumulated other comprehensive income.

     At December 26, 2004, there have been no other material changes to the market risks described at September 26, 2004. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 10, 2003, the Company authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two-year period. During fiscal 2003, the Company bought 9,830,000 shares at a net aggregate cost of $158 million. While the Company did not repurchase any shares during fiscal 2004 or the first quarter of fiscal 2005, the Company continues to evaluate repurchases under this program. At December 26, 2004, $834 million remains authorized for repurchases under the program, which expires on February 9, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

Exhibits

2.5	Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Particpações S.A.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.3	Certificate of Designation of Preferences.(2)

3.4	Bylaws.(2)

3.5	Amendment of the Bylaws.(2)

10.61	Summary of 2005 Annual Bonus Program (3)(4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 28, 2003.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(3)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 13, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/S/ WILLIAM E. KEITEL

William E. Keitel
Executive Vice President and
Chief Financial Officer

Dated: January 19, 2005