Form 10-Q
period 2005-03-27
QUALCOMM INC/DE
filed 2005-04-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 18, 2005, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,633,591,008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 27,	September 26,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,638	$1,214
Marketable securities	4,759	4,768
Accounts receivable, net	508	581
Inventories	157	154
Deferred tax assets	349	409
Other current assets	142	101

Total current assets	7,553	7,227
Marketable securities	1,903	1,653
Property, plant and equipment, net	800	675
Goodwill	528	356
Deferred tax assets	494	493
Other assets	532	416

Total assets	$11,810	$10,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$245	$286
Payroll and other benefits related liabilities	174	194
Unearned revenue	184	172
Other current liabilities	402	242

Total current liabilities	1,005	894
Unearned revenue	142	170
Other liabilities	137	92

Total liabilities	1,284	1,156

Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at March 27, 2005 and September 26, 2004	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,641 and 1,635 shares issued and outstanding at March 27, 2005 and September 26, 2004, respectively	—	—
Paid-in capital	6,959	6,940
Retained earnings	3,524	2,709
Accumulated other comprehensive income	43	15

Total stockholders’ equity	10,526	9,664

Total liabilities and stockholders’ equity	$11,810	$10,820

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Revenues:
Equipment and services	$849	$820	$1,826	$1,672
Licensing and royalty fees	516	396	928	750

	1,365	1,216	2,754	2,422

Operating expenses:
Cost of equipment and services revenues	386	335	815	705
Research and development	252	169	480	319
Selling, general and administrative	155	135	303	253

Total operating expenses	793	639	1,598	1,277

Operating income	572	577	1,156	1,145
Investment income, net (Note 4)	61	33	181	68

Income from continuing operations before income taxes	633	610	1,337	1,213
Income tax expense	(101)	(169)	(292)	(361)

Income from continuing operations	532	441	1,045	852

Discontinued operations (Note 10):
Gain (loss) from discontinued operations before income taxes	—	54	—	(10)
Income tax expense	—	(7)	—	(1)

Gain (loss) from discontinued operations	—	47	—	(11)

Net income	$532	$488	$1,045	$841

Basic earnings per common share from continuing operations	$0.32	$0.27	$0.64	$0.53
Basic gain (loss) per common share from discontinued operations	—	0.03	—	(0.01)

Basic earnings per common share	$0.32	$0.30	$0.64	$0.52

Diluted earnings per common share from continuing operations	$0.31	$0.26	$0.61	$0.51
Diluted gain per common share from discontinued operations	—	0.03	—	—

Diluted earnings per common share	$0.31	$0.29	$0.61	$0.51

Shares used in per share calculations:
Basic	1,646	1,613	1,643	1,607

Diluted	1,704	1,672	1,704	1,663

Dividends per share announced	$0.07	$0.05	$0.14	$0.12

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 27,	March 28,
	2005	2004
Operating Activities:
Income from continuing operations	$1,045	$852
Depreciation and amortization	93	80
Net realized gains on marketable securities and other investments	(92)	(16)
Equity in losses of investees	17	37
Non-cash income tax expense	203	338
Other non-cash charges	11	7
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	72	(138)
Inventories	(3)	7
Other assets	(64)	40
Trade accounts payable	(40)	81
Payroll, benefits and other liabilities	(10)	(10)
Unearned revenue	(14)	(29)

Net cash provided by operating activities	1,218	1,249

Investing Activities:
Capital expenditures	(282)	(118)
Purchases of available-for-sale securities	(4,119)	(3,525)
Proceeds from sale of available-for-sale securities	4,044	2,042
Maturities of held-to-maturity securities	—	134
Collection of finance receivables	1	195
Issuance of notes receivable	(14)	(30)
Other investments and acquisitions, net of cash acquired	(185)	(50)
Other items, net	24	1

Net cash used by investing activities	(531)	(1,351)

Financing Activities:
Proceeds from issuance of common stock	182	132
Proceeds from put options	14	5
Repurchase and retirement of common stock	(230)	—
Dividends paid	(230)	(113)

Net cash (used) provided by financing activities	(264)	24

Net cash used by discontinued operations	—	(20)

Effect of exchange rate changes on cash	1	—

Net increase (decrease) in cash and cash equivalents	424	(98)
Cash and cash equivalents at beginning of period	1,214	2,045

Cash and cash equivalents at end of period	$1,638	$1,947

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2004 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and six month periods ended March 27, 2005 and March 28, 2004 included 13 weeks and 26 weeks, respectively.

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

     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. The Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements.

     The Company deconsolidated the Vésper Operating Companies during the first quarter of fiscal 2004 as a result of their sale in December 2003 and TowerCo during the second quarter of fiscal 2004 as a result of its sale in March 2004 (Note 10). Results of operations and cash flows related to the Vésper Operating Companies and TowerCo are presented as discontinued operations.

     Royalty Revenues. The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA, or Code Division Multiple Access, (including, without limitation, all versions of cdmaOne, CDMA2000, TD-SCDMA, WCDMA and their derivatives) products. The Company earns royalties on such licensed CDMA products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. Once royalty reports were received from the Estimated Licensees, the variance between such reports and the estimate was recorded as royalty revenues in the quarter in which the reports were received, i.e. in most cases, the quarter subsequent to the quarter in which the estimated royalties were recorded as revenue.

     Starting in the fourth quarter of fiscal 2004, the Company determined that, due to escalating and changing business trends, the Company no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, the Company began recognizing royalty revenues for a quarter solely based on royalties reported by licensees during such quarter. The change in the timing of recognizing royalty revenues was made prospectively and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, the Company did not estimate royalty revenues earned in the three months and six months ended March 27, 2005. Total royalties reported by external licensees for the three months and six months ended March 27, 2005 and recorded as revenues for those periods were $447 million and $796 million, respectively. Total royalties reported by external licensees during the three months and six months ended March 28, 2004 were $313 million and $566 million, respectively, as compared to $345 million and $652 million, respectively, recorded as royalty revenues for the same periods.

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 27, 2005 were 57,433,000 and 61,168,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 28, 2004 were 58,937,000 and 56,134,000, respectively.

     Employee stock options to purchase approximately 35,390,000 and 31,549,000 shares of common stock during the three months and six months ended March 27, 2005, respectively, and employee stock options to purchase approximately 34,460,000 and 55,186,000 shares of common stock during the three months and six months ended March 28, 2004, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.

     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net income	$532	$488	$1,045	$841

Other comprehensive (loss) income:
Foreign currency translation	3	7	13	13
Unrealized net (losses) gains on securities and derivative instruments, net of income taxes	(35)	24	62	27
Reclassification adjustment for foreign currency translation included in net income (Note 10)	—	—	—	46
Reclassification adjustment for other-than-temporary losses on marketable securities included in income, net of income taxes	3	1	3	1
Reclassification adjustment for net realized gains included in net income, net of income taxes	(16)	(7)	(50)	(9)

Total other comprehensive (loss) income	(45)	25	28	78

Total comprehensive income	$487	$513	$1,073	$919

     Components of accumulated other comprehensive income consisted of the following (in millions):

	March 27,	September 26,
	2005	2004
Foreign currency translation	$(14)	$(27)
Unrealized net gain on marketable securities and derivative instruments, net of income taxes	57	42

	$43	$15

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Share-Based Payments. The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of share-based payments in its diluted earnings per common share using the treasury stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

     As required under Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of share-based payments on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of fair values, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair values of the Company’s share-based payments. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 27, 2005 were $14.16 and $16.80 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 28, 2004 were $15.27 and $11.98 per share, respectively. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plans during the three months and six months ended March 27, 2005 were $10.20 per share. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plans during the three months and six months ended March 28, 2004 were $6.57 per share.

     For purposes of pro forma disclosures, the estimated fair value of share-based payments is assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except for earnings per common share):

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net income, as reported	$532	$488	$1,045	$841
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	1	—	1	—
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(75)	(69)	(150)	(136)

Pro forma net income	$458	$419	$896	$705

Earnings per common share:
Basic — as reported	$0.32	$0.30	$0.64	$0.52

Basic — pro forma	$0.28	$0.26	$0.55	$0.44

Diluted — as reported	$0.31	$0.29	$0.61	$0.51

Diluted — pro forma	$0.27	$0.25	$0.53	$0.43

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Future Accounting Requirements. In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At March 27, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $374 million before income taxes. The Company will incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and fiscal 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Note 2 – Composition of Certain Financial Statement Items

     Marketable Securities. Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 27,	September 26,	March 27,	September 26,
	2005	2004	2005	2004
Held-to-maturity:
U.S. Treasury and federal agency securities	$40	$10	$30	$70
Corporate bonds and notes	10	—	60	60

	50	10	90	130

Available-for-sale:
U.S. Treasury and federal agency securities	988	809	—	—
Municipal bonds	10	—	—	—
Foreign government bonds	8	8	—	—
Corporate bonds and notes	2,584	2,603	14	3
Mortgage and asset-backed securities	1,067	1,226	—	—
Non-investment grade debt securities	—	—	588	571
Equity mutual funds	—	—	381	296
Equity securities	52	112	830	653

	4,709	4,758	1,813	1,523

	$4,759	$4,768	$1,903	$1,653

     Accounts Receivable.

	March 27,	September 26,
	2005	2004
	(in millions)
Trade, net of allowance for doubtful accounts of $3 and $5, respectively	$486	$529
Long-term contracts	10	14
Other	12	38

	$508	$581

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Inventories.

	March 27,	September 26,
	2005	2004
	(in millions)
Raw materials	$26	$20
Work-in-process	4	3
Finished goods	127	131

	$157	$154

     Property, Plant and Equipment.

	March 27,	September 26,
	2005	2004
	(in millions)
Land	$49	$47
Buildings and improvements	483	413
Computer equipment	482	430
Machinery and equipment	476	413
Furniture and office equipment	27	24
Leasehold improvements	69	54

	1,586	1,381
Less accumulated depreciation and amortization	(786)	(706)

	$800	$675

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months and six months ended March 27, 2005 was $43 million and $82 million, respectively, as compared to $32 million and $62 million for the three months and six months ended March 28, 2004, respectively.

     Intangible Assets. The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	March 27, 2005		September 26, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$162	$(15)	$77	$(11)
Marketing-related	21	(9)	21	(8)
Technology-based	106	(42)	77	(37)
Customer-related	16	(13)	15	(12)
Other	7	—	7	(1)

Total intangible assets	$312	$(79)	$197	$(69)

     Wireless licenses increased as a result of the Company’s acquisition of additional 700 MHz spectrum in the United States during the six months ended March 27, 2005 for its MediaFLO USA business (Note 8). Increases in other intangible asset categories primarily resulted from acquisitions during the first quarter of fiscal 2005 (Note 9). As a result of the acquisitions, the weighted-average amortization period for technology-based intangible assets was 9 years at March 27, 2005, as compared to 11 years at September 26, 2004. The weighted-average amortization period for other intangible assets was not affected.

     Amortization expense from continuing operations for the three months and six months ended March 27, 2005 was $5 million and $10 million, respectively, as compared to $5 million and $11 million for the three months and six months ended March 28, 2004, respectively. Amortization expense related to these intangible assets is expected to be

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$10 million for the remainder of fiscal 2005, $19 million in fiscal 2006, $18 million in fiscal 2007, $14 million in fiscal 2008 and $13 million in fiscal 2009.

Note 3 – Investments in Other Entities

     Inquam Limited. The Company and another investor (the Other Investor) have equity and debt investments in Inquam Limited (Inquam). Inquam owns, develops and manages wireless CDMA-based communications systems, either directly or indirectly, primarily in Romania and Portugal. The Company recorded $10 million and $19 million in equity in losses of Inquam during the three months and six months ended March 27, 2005, respectively, as compared to $19 million and $34 million for the three months and six months ended March 28, 2004, respectively. At March 27, 2005 the Company’s equity and debt investments in Inquam totaled $36 million, net of equity in losses.

     During the second quarter of fiscal 2005, Inquam secured new long-term financing (the new facilities), some of which was used to repay a pre-existing bank credit agreement. Guarantees provided by the Company, along with the Other Investor, of amounts due by Inquam under the pre-existing bank credit agreement were terminated. To facilitate the close of the new facilities, the Company and the Other Investor each provided 50% of (a) $19 million in cash funding and (b) a guarantee of amounts owed under certain of the new facilities, up to a maximum of $54 million. Amounts outstanding under the new facilities subject to the guarantee totaled $49 million as of March 27, 2005. The guarantee expires and the new facilities mature on December 25, 2011.

     During the second quarter of fiscal 2005, the Company and the Other Investor also agreed to provide $3 million each to Inquam for other purposes. At March 27, 2005, the Company had not yet funded $1 million of this amount. The Company and the Other Investor continue to have active discussions with Inquam concerning the necessary funding for all or a part of Inquam’s business plan, potential restructuring and investment by other parties. While the Company may provide some additional funding in furtherance of Inquam’s business plan, the amount and form of such support is unknown, and none is expected without commensurate support or consideration being provided by the Other Investor.

     Other. Other strategic investments as of March 27, 2005 and September 26, 2004 totaled $97 million and $123 million, respectively, including $52 million and $50 million accounted for using the cost method, respectively. Funding commitments related to these investments totaled $15 million at March 27, 2005, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 – Investment Income, Net

     Investment income, net, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Interest income	$61	$44	$114	$91
Interest expense	—	(1)	(1)	(1)
Net realized gains on marketable securities	27	11	83	15
Net realized gains on other investments	1	—	9	—
Other-than-temporary losses on marketable securities	(6)	(1)	(6)	(1)
Gains (losses) on derivative instruments	(4)	1	(1)	1
Equity in losses of investees	(18)	(21)	(17)	(37)

	$61	$33	$181	$68

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate to be approximately 24% for fiscal 2005, as compared to the 25% effective income tax rate in fiscal 2004. The Company’s estimated effective tax rate for fiscal 2005 decreased from 28% in the first quarter to 24% in the second quarter, which resulted in a 16% effective tax rate

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in the second quarter of fiscal 2005. The decrease in the estimated rate for fiscal 2005 is primarily the result of a change in the estimate of the amount of research and development costs allocable to the Company’s foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate. The 16% effective tax rate for the second quarter of fiscal 2005 is lower than the expected annual effective tax rate primarily due to the effect of this change in estimate, including a $55 million tax benefit related to fiscal 2004 and a $17 million tax benefit related to the first quarter of fiscal 2005. The estimated effective tax rate for fiscal 2005 includes a 2% benefit related to fiscal 2004.

     The estimated annual effective tax rate for fiscal 2005 is 11% lower than the United States federal statutory rate primarily due to benefits of approximately 11% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits and 1% related to tax benefits recorded arising from the Company’s forecast of its ability to use its capital loss carryforwards, partially offset by state taxes of approximately 4%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards, and research and development credits, partially offset by state taxes.

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.6 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate future earnings of some of its foreign subsidiaries. However, the decision to repatriate would relate solely to future earnings to be generated after the date such decision was made.

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of March 27, 2005, the Company has provided a valuation allowance on net capital losses of $124 million. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses.

     Deferred tax assets, net of valuation allowance, decreased by approximately $59 million from September 26, 2004 to March 27, 2005 primarily because of the use of deferred tax assets to offset the current tax liability that otherwise would have resulted from current operations.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the six months ended March 27, 2005 were as follows (in millions):

Balance at September 26, 2004	$9,664
Net income	1,045
Other comprehensive income	28
Net proceeds from the issuance of common stock	182
Repurchase and retirement of common stock	(339)
Tax benefit from the exercise of stock options	162
Dividends	(230)
Value of options exchanged for acquisitions	19
Deferred stock-based compensation from acquisitions	(5)

Balance at March 27, 2005	$10,526

     Stock Repurchase Program. On March 8, 2005, the Company authorized the expenditure of up to $2 billion to repurchase shares of the Company’s stock. During the six months ended March 27, 2005, the Company bought 9,185,000 shares at a net aggregate cost of $339 million under this plan, of which $109 million for 3,000,000 shares was included in other current liabilities at March 27, 2005. Repurchased shares are retired.

     In connection with the Company’s stock repurchase program, the Company sold a put option, with an expiration date of September 6, 2005, under a separate contract with an independent third party during the three months ended March 27, 2005 that may require the Company to purchase 5,750,000 shares of its common stock upon exercise. The Company recorded the $15 million in premiums received as additions to other current liabilities, and a $3 million

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increase in the fair value of the option was recognized in the Company’s statement of operations. At March 27, 2005, the recorded value of the option liability was $18 million. If the option is exercised, the Company’s net repurchase price for its shares (the strike price less the option premiums received) will be approximately $33.75 per share. Any shares repurchased upon exercise of the put option will be retired.

     At March 27, 2005, $1.5 billion remains authorized for repurchases under this program, which does not have an expiration date.

     Dividends. On March 8, 2005, the Company announced an increase in the cash dividend rate on the Company’s common stock from $0.07 to $0.09 per share which will be effective for quarterly dividends payable after March 25, 2005. Cash dividends announced in the six months ended March 27, 2005 and March 28, 2004 were as follows (in millions, except per share data):

	2005		2004
	Per Share	Total	Per Share		Total
First quarter	$0.07	$115	$0.07	(1)	$112
Second quarter	0.07	115	0.05		81

Total	$0.14	$230	$0.12		$193

(1)	In the first quarter of fiscal 2004, the Company announced two dividends of $0.035 per share which were paid in the first and second quarters of fiscal 2004.

Note 7 – Commitments and Contingencies

     Litigation. Schwartz, et al v. QUALCOMM: In fiscal 2001, 87 former employees filed a lawsuit against the Company in the District Court for Boulder County, Colorado, claiming that the Company wrongfully did not accelerate the vesting of unvested stock options as a result of the sale of certain assets of the Company’s infrastructure business to Ericsson, and seeking monetary damages based thereon. Over time, the Court granted the Company’s motions to dismiss or remand nearly all of the plaintiffs from the lawsuit, and the Company subsequently resolved the matters with the remaining plaintiffs. Those plaintiffs whose claims were dismissed appealed, and on December 2, 2004 the Court of Appeal affirmed the lower court’s decision as to them except those whose claims were dismissed based upon inconvenient forum (each of whom subsequently sued in the Stone and Boesel matters discussed below). Plaintiffs’ petition to have the Colorado Supreme Court hear the case is pending.

     Hanig et al. v. QUALCOMM, Boesel, et al v. QUALCOMM, Stone v. QUALCOMM, Ortiz et al v. QUALCOMM, Shannon et al. v. QUALCOMM, Deshon et al v. QUALCOMM, Earnhart et al. v. QUALCOMM: These cases, the first of which was filed in fiscal 2001, were filed in San Diego County Superior Court by over 100 former employees, claiming that the Company wrongfully did not accelerate the vesting of unvested stock options as a result of the sale of certain assets of the Company’s infrastructure business to Ericsson, and seeking monetary damages based thereon. The trial court has now dismissed all of plaintiffs’ claims. Plaintiffs have indicated that they will appeal.

     Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against the Company, alleging unlawful age discrimination in their selection for layoff in 1999, and seeking monetary damages based thereon. On April 15, 2003, the United States District Court for the Southern District of California granted the Company’s summary judgment motions as to all then-remaining class members’ disparate impact claims. On June 18, 2003, the Court ordered decertification of the class and dismissed the remaining claims of the opt-in plaintiffs without prejudice. Plaintiffs have filed an appeal. On June 20, 2003, 76 of the opt-in plaintiffs filed an action in the same court, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. To date, the complaint has not been served. To date, all but 27 of the class members agreed to dismiss all pending claims against the Company in exchange for a waiver of litigation costs.

     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal, and the Company and SnapTrack filed a responsive notice and motion to dismiss. Zoltar’s appeal was dismissed and the issue of reaching a final judgment on issues aside from non-infringement is pending before the district court.

     QUALCOMM Incorporated v. Conexant Systems, Inc. and Skyworks Solutions Inc.: On October 8, 2002, the Company filed an action in the United States District Court for the Southern District of California against Conexant and Skyworks alleging infringement of five patents and misappropriation of trade secrets and seeking monetary damages and injunctive relief based thereon. On December 4, 2003, Skyworks answered and counterclaimed against QUALCOMM, alleging infringement of four patents and misappropriation of trade secrets and seeking damages and injunctive relief. The Company filed an amended complaint on June 16, 2004, bringing the total number of the Company’s patents at issue to eight and maintaining its trade secret misappropriation claim. On July 16 and 20, 2004, Conexant and Skyworks answered the Company’s amended complaint, reasserted claims based on alleged trade secret misappropriation and patent infringement and Skyworks also asserted counterclaims alleging violations of antitrust laws and unfair business practices and seeking damages and other forms of equitable relief. On April 6, 2005, the parties resolved the litigation through settlement and a stipulation of dismissal has been filed.

     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, the Company filed an action in the United States District Court for the Southern District of California against Maxim alleging infringement of three patents and seeking monetary damages and injunctive relief based thereon. The Company has since amended the complaint, bringing the total number of patents at issue to four and adding misappropriation of trade secret and unfair competition claims. Maxim has counterclaimed against the Company, alleging antitrust violations, patent misuse and unfair competition seeking monetary damages and injunctive relief based thereon. On May 5, 2004, the Court granted Maxim’s motion that no indirect infringement arose in connection with defendants’ sales of certain products to certain licensees of the Company. A motion by the Company for preliminary injunction regarding the alleged trade secret misappropriations by Maxim was heard on January 4, 2005. The Court found that Maxim had acted unlawfully by misappropriating the Company’s trade secrets and issued an injunction order prohibiting further misappropriation and requiring Maxim to notify customers of the order. Maxim has sought appellate review of the injunction order.

     Whale Telecom Ltd v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements.

     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, including In re Wireless Telephone Frequency Emissions Products Liability Litigation, United States District Court for the District of Maryland, and several individually filed actions, seeking monetary damages arising out of its sale of cellular phones. On March 5, 2003, the Court granted the defendants’ motions to dismiss five of the consolidated cases (Pinney, Gimpleson, Gillian, Farina and Naquin) on the grounds that the claims were preempted by federal law. On March 21, 2005, the 4th Circuit Court of Appeals reversed the ruling by the District Court and ordered the cases remanded to state court. All remaining cases filed against the Company allege personal injury as a result of their use of a wireless telephone. Those cases have been remanded to the Washington, D.C. Superior Court. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Finance Receivables. Finance receivables, which are included in other assets, result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. At March 27, 2005, the Company has a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 10 years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2005 and each of the subsequent four years from fiscal 2006 through 2009 are $26 million, $38 million, $26 million, $13 million and $10 million, respectively, and $14 million thereafter.

     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2005 and for each of the subsequent four years from fiscal 2006 through 2009 to be $496 million, $106 million, $65 million, $27 million and $6 million, respectively. Of the totals for the remainder of 2005 and for each of the subsequent four years from fiscal 2006 through 2009, commitments to purchase integrated circuit product inventories comprised $395 million, $75 million, $59 million, $24 million and $5 million, respectively.

     Letters of Credit. The Company had $1 million of letters of credit outstanding as of March 27, 2005, none of which were collateralized.

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

•	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

•	QUALCOMM Government Technologies (QGOV) – formerly QUALCOMM Digital Media, provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

•	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total
For the three months ended:
March 27, 2005
Revenues	$746	$493	$151	$—	$(25)	$1,365
EBT	158	448	8	(33)	52	633
March 28, 2004
Revenues	$715	$390	$140	$—	$(29)	$1,216
EBT	259	362	2	(21)	8	610
For the six months ended:
March 27, 2005
Revenues	$1,611	$893	$310	$—	$(60)	$2,754
EBT	400	805	24	8	100	1,337
March 28, 2004
Revenues	$1,467	$743	$274	$—	$(62)	$2,422
EBT	520	686	6	(30)	31	1,213

*	As adjusted

     Reconciling items in the previous table were comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004*	2005	2004*
Revenues
Elimination of intersegment revenue	$(33)	$(35)	$(72)	$(72)
Other nonreportable segments	8	6	12	10

Reconciling items	$(25)	$(29)	$(60)	$(62)

Earnings (loss) before income taxes
Unallocated research and development expenses	(14)	(17)	(21)	(26)
Over/(un)allocated selling, general and administrative expenses	4	(19)	6	(24)
Other nonreportable segments	(16)	(4)	(26)	(4)
Unallocated investment income, net	78	50	141	88
Intracompany eliminations	—	(2)	—	(3)

Reconciling items	$52	$8	$100	$31

*	As adjusted

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT*	QTL	QWI*
For the three months ended:
March 27, 2005
Revenues from external customers	$744	$464	$149
Intersegment revenues	2	29	2
March 28, 2004
Revenues from external customers	$714	$360	$136
Intersegment revenues	1	30	4
For the six months ended:
March 27, 2005
Revenues from external customers	$1,608	$829	$305
Intersegment revenues	3	64	5
March 28, 2004
Revenues from external customers	$1,465	$681	$266
Intersegment revenues	2	62	8

*	As adjusted

     Segment assets are comprised of accounts receivable and inventory for QCT, QTL and QWI. The QSI segment assets include marketable securities, accounts receivable, finance receivables, notes receivable, wireless licenses, other investments and assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain other intangible assets. Segment assets were as follows (in millions):

	March 27,	September 26,
	2005	2004
QCT *	$469	$565
QTL	20	8
QWI *	146	117
QSI	479	400
Reconciling items	10,696	9,730

Total consolidated assets	$11,810	$10,820

*	As adjusted

Note 9 – Acquisitions

     In October 2004, the Company completed the acquisition of all of the outstanding capital stock of Iridigm Display Corporation (Iridigm), a privately held display technology company, that it did not already own. As a result of the closing of the acquisition, the Company no longer treats its previously owned interest in Iridigm as a cost method investment. The purchase price was approximately $188 million, comprised primarily of $160 million in cash consideration, $18 million related to the fair value of vested and unvested options exchanged at the closing date, and the $9 million recorded value of the Company’s earlier investment in Iridigm. The $160 million of total cash consideration less cash acquired of approximately $24 million resulted in a net cash outlay of approximately $136

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million. Iridigm is a nonreportable segment included in reconciling items in the reconciliation of revenues and EBT for reportable segments to the consolidated totals.

     In October 2004, the Company completed the acquisition of all of the outstanding capital stock of Trigenix Limited (Trigenix), a United Kingdom-based developer of user interfaces for mobile phones for a purchase price of approximately $35 million, comprised primarily of $33 million in cash consideration. Trigenix is consolidated in the QIS division of the QWI segment.

     In November 2004, the Company completed the acquisition of all of the outstanding capital stock of Spike Technologies, Inc., Spike InfoTech Private Limited, a wholly owned subsidiary of Spike Technologies, Inc., and Spike Technologies India Private Ltd. (collectively Spike). Spike is a semiconductor design services company based primarily in India. The initial purchase price of approximately $15 million was comprised primarily of $7 million in cash consideration, $6 million in notes payable to the former shareholders and $1 million related to the fair value of vested and unvested options exchanged at the closing date. The $7 million of cash consideration less cash acquired of approximately $3 million resulted in a net cash outlay of approximately $4 million. An additional $4 million in consideration is payable in cash through November 2006 if certain performance and other milestones are reached. Spike is consolidated in the QCT segment.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On March 2, 2004, the Company sold TowerCo to Embratel in a separately negotiated transaction (the TowerCo sale transaction) for $45 million in cash. TowerCo’s assets were primarily comprised of $5 million in property, plant and equipment. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations and cash flows related to the Vésper Operating Companies, including the results related to TowerCo and the SMP licenses and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in its consolidated statements of operations and cash flows. For each of the three months and six months ended March 28, 2004, revenues of $36 million were reported in the loss from discontinued operations. At March 27, 2005 and September 26, 2004, the Company had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or SMP licenses recorded on its condensed consolidated balance sheet.

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

Overview

Quarterly Highlights

     Revenues for the second quarter of fiscal 2005 were $1.37 billion, with net income of $532 million. During this quarter, the following developments occurred with respect to key elements of our business:

•	Third generation (3G) enhanced multimedia functionality of CDMA2000 1X, 1xEV-DO and WCDMA (Wideband CDMA) phones continued to improve the competitive positioning of CDMA operators worldwide. There were more than 169 million total 3G subscribers as reported by a portion of operators worldwide through March 2005, including approximately 12.7 million 1xEV-DO subscribers and approximately 21.8 million WCDMA subscribers. During the second quarter of fiscal 2005, we shipped approximately 37 million Mobile Station Modems (MSM) integrated circuits for mobile CDMA phones and data modules, nearly all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA.

•	WCDMA subscriber growth in Japan and Europe and new network launches in Europe and Asia continue to have a positive impact on growth in WCDMA. We estimate that WCDMA royalties contributed approximately 32% of total royalties reported in the second quarter of fiscal 2005 for licensee sales during the first quarter of fiscal 2005. Currently, average WCDMA phone prices are significantly higher than worldwide average CDMA2000 phone prices; however, WCDMA phone prices are declining, particularly with respect to sales for use in Europe. A total of 28 customers have announced the selection of our WCDMA MSM integrated circuits for WCDMA phone products, including LG Electronics, NEC, Option, Samsung, Sanyo, Siemens, Toshiba and others.

•	Our supply of integrated circuit products improved during the quarter due to our previous efforts to increase and extend firm orders to our foundry suppliers and continued customer migration to 6000-series MSMs. We continue to evaluate potential new suppliers to augment our future needs.

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

     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning products. QCT’s integrated circuit products and software are used in wireless phones and infrastructure equipment. The wireless phone integrated circuits include the MSM, Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 55% and 59% of total consolidated revenues for the second quarter of fiscal 2005 and 2004, respectively. QCT revenues comprised 58% and 61% of total consolidated revenues for the first six months of fiscal 2005 and 2004, respectively.

     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including, without limitation, all versions of cdmaOne, CDMA2000, TD-SCDMA, WCDMA and their derivatives) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 36% and 32% of total consolidated revenues for the second quarter of fiscal 2005 and 2004, respectively. QTL revenues comprised 32% and 31% of total consolidated revenues for the first six months of fiscal 2005 and 2004, respectively.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) product and services for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 11% and 12% of total consolidated revenues in the second quarter of fiscal 2005 and 2004, respectively. QWI revenues comprised 11% of total consolidated revenues for the first six months of both fiscal 2005 and 2004.

     QSI makes strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy is to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Effective as of the beginning of fiscal 2005, we present the operating results of our wireless multimedia operator, MediaFLO USA, Inc. (MediaFLO USA), in the QSI segment. Our MediaFLO USA subsidiary expects to offer a FLO (Forward Link Only) technology based network, initially targeting 100 top markets, with the eventual capability for broad nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States starting in 2006. FLO is a multicast technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers required to provide market coverage. MediaFLO USA plans to use our nationwide 700 MHz spectrum and will be responsible for procuring and distributing the common content made available to all of its wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain with the wireless operator partners. We are evaluating a number of corporate structuring options, including eventually distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.

     Nonreportable segments include the Iridigm business, a display technology company that we acquired in the first quarter of fiscal 2005, and other product initiatives.

Looking Forward

     We expect continued growth in the overall CDMA2000 and WCDMA markets. In high gross domestic product markets where technology competition exists, operators are moving to deploy high speed data networks. Operators on the CDMA2000 technology path are deploying 1xEV-DO enabling them to leverage their time to market advantage over other technologies. GSM operators who are migrating their networks to WCDMA are preparing to deploy HSDPA (High Speed Downlink Packet Access).

     The launch of 67 WCDMA networks as of March 2005, as reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers, is expected to drive growth in WCDMA phone sales worldwide. In addition, NTT DoCoMo is migrating its proprietary FOMA service to 3GPP compliant WCDMA. We believe our QCT business will increasingly benefit from growth in the WCDMA market as we leverage our broad offering of chipsets including the first available HSDPA chipset. We expect that in 2005, due primarily to volume increases and competition among WCDMA phone manufacturers, average WCDMA phone prices will decrease significantly, although they should still be higher than average CDMA2000 phone prices.

     We anticipate 3G wireless licenses will be granted in China in calendar 2005. When the licenses are granted, we expect operators in China will be authorized to upgrade and deploy third generation CDMA-based networks, including CDMA450.

     Growing demand for phones and devices with greater multimedia functionality will continue to drive the need for increased functionality and integration in our MSM chips. We will continue to invest to position our QCT business for success in the WCDMA market, as well as to continue to maintain our strong position in the CDMA2000 market. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation including CDMA2000 1X and 1xEV-DO, WCDMA, HSDPA, HSUPA (High Speed Uplink Packet Access), FLO and OFDM (Orthogonal Frequency Division Multiplexing) for multicast. We continue to work on different initiatives for low-cost phones in addition to reducing costs through further integration of multimedia capabilities in mid- to high-end phones. We will also continue our significant development efforts with respect to our BREW applications development platform and our new MediaFLO multi-media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers.

     As a result of our efforts to increase capacity at our current suppliers combined with the potential to bring on additional suppliers, we believe our shortages of integrated circuits have been alleviated based on current forecasted demand. However, it is possible that we may experience new shortages from time to time in the future.

     We are dependent upon the adoption and commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology to increase our revenues and market share. We continue to face significant competition from non-CDMA technologies, as well as competition from companies offering other CDMA-based products. You should also refer to the Risk Factors included in this Quarterly Report for further discussion of these and other risks related to our business.

Revenue Concentrations

     Revenues from customers in South Korea, Japan and the United States comprised 39%, 20% and 19%, respectively, of total consolidated revenues in the first six months of fiscal 2005 as compared to 44%, 18% and 22%, respectively, in the first six months of fiscal 2004. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan from 18% of total revenues to 20% is primarily attributable to higher sales of integrated circuit products to manufacturers in Japan and higher royalties from licensees in Japan, both resulting from the growth of CDMA2000 and WCDMA sales in Japan as well as the success of Japanese manufacturers in exporting products worldwide. The decrease in combined revenues from customers in South Korea and the United States from 66% of total revenues to 58% is primarily attributable to overall increases in revenues from manufacturers in other geographic regions.

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

     Revenues. Total revenues for the second quarter of fiscal 2005 were $1.37 billion, compared to $1.22 billion for the second quarter of fiscal 2004.

     Revenues from sales of equipment and services for the second quarter of fiscal 2005 were $849 million, compared to $820 million for the second quarter of fiscal 2004. Revenues from sales of integrated circuit products increased $26 million, resulting primarily from an increase of $108 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $87 million related to the net effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the second quarter of fiscal 2005 were $516 million, compared to $396 million for the second quarter of fiscal 2004. During the second quarter of fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the quarter, as compared to the method used during the second quarter of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. Revenues from licensing and royalty fees increased primarily as a result of a $134 million increase in royalties reported to the QTL segment by its external licensees, resulting from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices, partially offset by the effect of using estimates to record royalty revenues in the second quarter of fiscal 2004. In the second quarter of fiscal 2005, our licensees reported CDMA phone sales for the first quarter of fiscal 2005 of approximately 52 million units, as compared to 37 million units reported in the second quarter of fiscal 2004 for phone sales during the first quarter of fiscal 2004.

     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2005 was $386 million, compared to $335 million for the second quarter of fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 45% for the second quarter of fiscal 2005, compared to 41% in the second quarter of fiscal 2004. The margin percentage decline in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to a decrease in the QCT margin percentage resulting from the effects of reductions in average sales prices, partially offset by the effects of reductions in average unit costs and changes in product mix. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the second quarter of fiscal 2005, research and development expenses were $252 million or 18% of revenues, compared to $169 million or 14% of revenues for the second quarter of fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from increases in costs related to integrated circuit products and other initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO, WCDMA, MediaFLO and HSDPA.

     Selling, General and Administrative Expenses. For the second quarter of fiscal 2005, selling, general and administrative expenses were $155 million or 11% of revenues, compared to $135 million or 11% of revenues for the second quarter of fiscal 2004. The dollar increase was primarily due to a $10 million increase in employee related expenses, a $5 million increase in professional fees related to legal, patent and audit activities and the effect of $5 million of other income recorded in the second quarter of fiscal 2004 related to the transfers of portions of the Auction Discount Voucher (ADV) awarded to us by the FCC in fiscal 2000 to two wireless operators.

     Net Investment Income. Net investment income was $61 million for the second quarter of fiscal 2005, compared to $33 million for the second quarter of fiscal 2004. The change was primarily comprised as follows (in millions):

	Three Months Ended
	March 27,	March 28,
	2005	2004	Change
Interest income:
Corporate and other segments	$60	$44	$16
QSI	1	—	1
Interest expense	—	(1)	1
Net realized gains on investments:
Corporate	27	8	19
QSI	1	3	(2)
Other-than-temporary losses on marketable securities	(6)	(1)	(5)
Gains (losses) on derivative instruments	(4)	1	(5)
Equity in losses of investees	(18)	(21)	3

	$61	$33	$28

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on these balances. Net realized gains on corporate investments increased primarily as a result of an increase in marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $10 million for the second quarter of fiscal 2005 as compared to $19 million for the second quarter of fiscal 2004, partially offset by an increase in losses recognized by a venture fund investee, of which our share was $6 million for the second quarter of fiscal 2005 as compared to a negligible amount in the second quarter of fiscal 2004.

     Income Tax Expense. Income tax expense from continuing operations was $101 million for the second quarter of fiscal 2005, compared to $169 million for the second quarter of fiscal 2004. The annual effective tax rate is estimated to be 24% for fiscal 2005, compared to the 30% estimated annual effective tax rate recorded during the second quarter of fiscal 2004, and the effective tax rate of 25% for fiscal 2004. The estimated effective tax rate for fiscal 2005 decreased from 28% in the first quarter to 24% in the second quarter, which resulted in a 16% effective tax rate in the second quarter of fiscal 2005. The decrease in the estimated rate for fiscal 2005 is primarily the result of a change in the estimate of the amount of research and development costs allocable to our foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate. The 16% effective tax rate for the second quarter of fiscal 2005 is lower than the expected annual effective tax rate primarily due to the effect of this change in estimate, including a $55 million tax benefit related to fiscal 2004 and a $17 million tax benefit related to the first quarter of fiscal 2005.

     The estimated annual effective tax rate for fiscal 2005 is 11% lower than the United States federal statutory rate primarily due to benefits of approximately 11% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits and 1% related to tax benefits recorded arising from our forecast of our ability to use our capital loss carryforwards, partially offset by state taxes of approximately 4%.

     As of March 27, 2005, we had a valuation allowance of approximately $124 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

First Six Months of Fiscal 2005 Compared to First Six Months of Fiscal 2004

     Revenues. Total revenues for the first six months of fiscal 2005 were $2.75 billion, compared to $2.42 billion for the first six months of fiscal 2004. Revenues from LG Electronics, Samsung, and Motorola, customers of our QCT and QTL segments, comprised an aggregate of 16%, 12% and 12% of total consolidated revenues, respectively, in the first six months of fiscal 2005, as compared to 16%, 14% and 11% of total consolidated revenues, respectively, in the first six months of fiscal 2004.

     Revenues from sales of equipment and services for the first six months of fiscal 2005 were $1,826 million, compared to $1,672 million for the first six months of fiscal 2004. Revenues from sales of integrated circuit products increased $136 million, resulting primarily from an increase of $252 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $130 million related to the net effects of reductions in average sales prices and changes in product mix.

     Revenues from licensing and royalty fees for the first six months of fiscal 2005 were $928 million, compared to $750 million for the first six months of fiscal 2004. During the first six months of fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the quarter, as compared to the method used during the first six months of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. Revenues from licensing and royalty fees increased primarily as a result of a $230 million increase in royalties reported to the QTL segment by its external licensees, resulting from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices, partially offset by the effect of using estimates to record royalty revenues in the first six months of fiscal 2004. In the first six months of fiscal 2005, our licensees reported CDMA phone sales for the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 of approximately 92 million units, as compared to 68 million units reported in the first six months of fiscal 2004 for phone sales during the comparative periods.

     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2005 was $815 million, compared to $705 million for the first six months of fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 45% for the first six months of fiscal 2005, compared to 42% in the first six months of fiscal 2004. The margin percentage decline in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily due to a 2.3% decrease in QCT margin percentage. Increases in the reserves for excess and obsolete inventory and product support costs contributed 1.5% and 0.9%, respectively, to the total decrease in QCT margin percentage. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the first six months of fiscal 2005, research and development expenses were $480 million or 17% of revenues, compared to $319 million or 13% of revenues for the first six months of fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from increases in costs related to integrated circuit products and other initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO, WCDMA, MediaFLO and HSDPA.

     Selling, General and Administrative Expenses. For the first six months of fiscal 2005, selling, general and administrative expenses were $303 million or 11% of revenues, compared to $253 million or 10% of revenues for the first six months of fiscal 2004. The dollar increase was primarily due to a $24 million increase in employee related expenses, a $15 million increase in professional fees related to legal, patent and audit activities and the effect of $11 million of other income recorded during the first six months of fiscal 2004 related to the transfers of portions of the ADV to two wireless operators.

     Net Investment Income. Net investment income was $181 million for the first six months of fiscal 2005, compared to $68 million for the first six months of fiscal 2004. The change was primarily comprised as follows (in millions):

	Six Months Ended
	March 27,	March 28,
	2005	2004	Change
Interest income:
Corporate and other segments	$113	$79	$34
QSI	1	12	(11)
Interest expense	(1)	(1)	—
Net realized gains on investments:
Corporate	40	11	29
QSI	52	4	48
Other-than-temporary losses on marketable securities	(6)	(1)	(5)
Gains (losses) on derivative instruments	(1)	1	(2)
Equity in losses of investees	(17)	(37)	20

	$181	$68	$113

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on these balances. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. Net realized gains on corporate investments increased primarily as a result of an increase in marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. The increase in net realized gains on QSI investments resulted primarily from a $41 million net realized gain on the sale of an equity investment in NextWave Telecom Inc. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $19 million for the first six months of fiscal 2005 as compared to $34 million for the first six months of fiscal 2004.

     Income Tax Expense. Income tax expense from continuing operations was $292 million for the first six months of fiscal 2005, compared to $361 million for the first six months of fiscal 2004. The annual effective tax rate is estimated to be 24% for fiscal 2005, compared to the 30% estimated annual effective tax rate recorded during the first six months of fiscal 2004, and the estimated tax rate of 25% for fiscal 2004. The decrease in the estimated rate for fiscal 2005 is primarily the result of a change in the estimate of the amount of research and development costs allocable to our foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate. As a result of this change in estimate, the effective tax rate for the first six months of fiscal 2005 of 22% includes a $55 million tax benefit related to fiscal 2004 and a $17 million tax benefit related to the first quarter of fiscal 2005.

     The estimated annual effective tax rate for fiscal 2005 is 11% lower than the United States federal statutory rate primarily due to benefits of approximately 11% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits and 1% related to tax benefits recorded arising from our forecast of our ability to use our capital loss carryforwards, partially offset by state taxes of approximately 4%.

     As of March 27, 2005, we had a valuation allowance of approximately $124 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs. We are currently considering actions that may result in our ability to utilize some of the capital loss currently reserved, which may result in a reduction of our valuation allowance and tax expense in subsequent quarters.

     Our Segment Results for the Second Quarter of Fiscal 2005 Compared to the Second Quarter of Fiscal 2004

     The following should be read in conjunction with the second quarter financial results of fiscal 2005 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the second quarter of fiscal 2005 were $746 million, compared to $715 million for the second quarter of fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $725 million for the second quarter of fiscal 2005, compared to $699 million for the second quarter of fiscal 2004. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $108 million related to higher unit shipments, partially offset by a decrease of $87 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 37 million MSM integrated circuits were sold during the second quarter of fiscal 2005, compared to approximately 32 million for the second quarter of fiscal 2004.

     QCT’s earnings before taxes for the second quarter of fiscal 2005 were $158 million, compared to $259 million for the second quarter of fiscal 2004. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 21% in the second quarter of fiscal 2005, compared to 36% in the second quarter of fiscal 2004. The decline in operating margin percentage in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 is primarily the result of a 54% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $73 million higher and $14 million higher, respectively, for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO, WCDMA and HSDPA.

     QTL Segment. QTL revenues for the second quarter of fiscal 2005 were $493 million, compared to $390 million for the second quarter of fiscal 2004. QTL’s earnings before taxes for the second quarter of fiscal 2005 were $448 million, compared to $362 million for the second quarter of fiscal 2004. QTL’s operating margin percentage was 91% in the second quarter of fiscal 2005, compared to 93% in the second quarter of fiscal 2004. The increase in both revenues and earnings before taxes primarily resulted from a $134 million increase in royalties reported to us by our external licensees, partially offset by the effect of using estimates to record royalty revenue in the second quarter of fiscal 2004. Royalties reported to us by external licensees were $447 million in the second quarter of fiscal 2005, compared to $313 million in the second quarter of fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales. Revenues from amortization of license fees were $17 million in the second quarter of fiscal 2005, compared to $15 million in the second quarter of fiscal 2004. In each of these quarters, license fee revenue included $1 million related to equity received as license fees. Other revenues were comprised of intersegment royalties.

     During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. Starting in the fourth quarter of fiscal 2004, we determined that, due to escalating and changing business trends, we no longer have the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, we did not estimate royalty revenues earned in the second quarter of fiscal 2005.

     QWI Segment. QWI revenues for the second quarter of fiscal 2005 were $151 million, compared with $140 million for the second quarter of fiscal 2004. Revenues increased primarily due to an $8 million increase in QWBS revenue and a $4 million increase in QIS revenue. The increase in QIS revenue is primarily attributed to a $12 million increase in fees related to our expanded BREW customer base and products, partially offset by a $6 million decrease in QChat revenue resulting from the completion of development commitments under the licensing agreement with Nextel. The increase in QWBS revenue is primarily attributable to a $4 million increase in equipment revenue, net of a $6 million decrease in amortization of deferred revenues related to historical equipment sales, and a $3 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 8,800 satellite-based systems and 13,800 terrestrial-based systems during the second quarter of fiscal 2005, compared to approximately 9,400 satellite-based systems and 1,800 terrestrial-based systems in the second quarter of fiscal 2004.

     QWI’s earnings before taxes for the second quarter of fiscal 2005 were $8 million, compared to $2 million for the second quarter of fiscal 2004. QWI’s operating margin was 5% in the second quarter of fiscal 2005, compared to 2% in the second quarter of fiscal 2004. The increase in QWI earnings before taxes was primarily due to a $4 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products, partially offset by the decrease in QChat development and license fees. QWI’s operating margin percentage increased in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily due to a decrease in QWI research and development and selling, general and administrative expenses as a percentage of QWI revenue and an improvement in QIS gross margin percentage, offset by a decline in QWBS gross margin percentage. The improvement in QIS gross margin percentage is primarily attributable to the increase in fees related to our expanded BREW customer base and products. The decline in QWBS gross margin percentage in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 is primarily attributable to the decrease in amortization of deferred revenues and cost of revenues related to historical equipment sales, with margins that were higher than the margins on current equipment sales, as a percentage of total QWBS revenue.

     QSI Segment. QSI’s losses before taxes from continuing operations for the second quarter of fiscal 2005 were $33 million, compared to $21 million for the second quarter of fiscal 2004. The increase in QSI’s losses before taxes from continuing operations was primarily comprised of an $8 million increase in MediaFLO operating expenses and the effect of $5 million of other income recorded in the second quarter of fiscal 2004 related to the transfers of portions of the ADV to two wireless operators. Equity in losses of investees decreased by $3 million primarily due to a decrease in losses incurred by Inquam during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, of which our share was $10 million for the second quarter of fiscal 2005 as compared to $19 million for the second quarter of fiscal 2004, partially offset by an increase in losses recognized by a venture fund investee, of which our share was $6 million for the second quarter of fiscal 2005 as compared to a negligible amount in the second quarter of fiscal 2004.

     Our Segment Results for the First Six Months of Fiscal 2005 Compared to the First Six Months of Fiscal 2004

     The following should be read in conjunction with the first six months financial results of fiscal 2005 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the first six months of fiscal 2005 were $1,611 million, compared to $1,467 million for the first six months of fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $1,573 million for the first six months of fiscal 2005, compared to $1,436 million for the first six months of fiscal 2004. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $252 million related to higher unit shipments, partially offset by a decrease of $130 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 75 million MSM integrated circuits were sold during the first six months of fiscal 2005, compared to approximately 64 million for the first six months of fiscal 2004.

     QCT’s earnings before taxes for the first six months of fiscal 2005 were $400 million, compared to $520 million for the first six months of fiscal 2004. QCT’s operating margin percentage was 25% in the first six months of fiscal 2005, compared to 35% in the first six months of fiscal 2004. The decline in operating margin percentage in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 is primarily the result of a 54% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $142 million higher and $28 million higher, respectively, for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO, WCDMA and HSDPA.

     QTL Segment. QTL revenues for the first six months of fiscal 2005 were $893 million, compared to $743 million for the first six months of fiscal 2004. QTL’s earnings before taxes for the first six months of fiscal 2005 were $805 million, compared to $686 million for the first six months of fiscal 2004. QTL’s operating margin percentage was 90% in the first six months of fiscal 2005, compared to 92% in the first six months of fiscal 2004. The increase in both revenues and earnings before taxes primarily resulted from a $230 million increase in royalties reported to us by our external licensees, partially offset by the effect of using estimates to record royalty revenue in the first six months of fiscal 2004. Royalties reported to us by external licensees were $796 million in the first six months of fiscal 2005, compared to $566 million in the first six months of fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales. Revenues from amortization of license fees were $34 million in the first six months of fiscal 2005, compared to $30 million in the first six months of fiscal 2004. During the first six months of both fiscal 2005 and 2004, license fee revenue included $2 million related to equity received as license fees. Other revenues were comprised of intersegment royalties.

     QWI Segment. QWI revenues for the first six months of fiscal 2005 were $310 million, compared with $274 million for the first six months of fiscal 2004. Revenues increased primarily due to a $22 million increase in QIS revenue and a $17 million increase in QWBS revenue. The increase in QIS revenue is primarily attributed to a $23 million increase in fees related to our expanded BREW customer base and products. The increase in QWBS revenue is primarily attributable to an $11 million increase in equipment revenue, net of a $12 million decrease in amortization of deferred revenues related to historical equipment sales, and a $6 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 22,100 satellite-based systems and 25,400 terrestrial-based systems during the first six months of fiscal 2005, compared to approximately 19,400 satellite-based systems and 2,900 terrestrial-based systems in the first six months of fiscal 2004.

     QWI’s earnings before taxes for the first six months of fiscal 2005 were $24 million, compared to $6 million for the first six months of fiscal 2004. QWI’s operating margin was 8% in the first six months of fiscal 2005, compared to 2% in the first six months of fiscal 2004. The increase in QWI earnings before taxes was primarily due to a $22 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products, partially offset by a $6 million increase in QWI research and development and selling, general and administrative expenses. QWI’s operating margin percentage increased in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 primarily due to a decrease in QWI research and development and selling, general and administrative expenses as a percentage of QWI revenue and an improvement in QIS gross margin percentage, partially offset by a decline in QWBS gross margin percentage. The improvement in QIS gross margin percentage is primarily attributable to the increase in fees related to our expanded BREW customer base and products. The decline in QWBS gross margin percentage in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 is primarily attributable to the decrease in amortization of deferred revenues and cost of revenues related to historical equipment sales, with margins that were higher than the margins on current equipment sales, as a percentage of total QWBS revenue.

     QSI Segment. QSI’s earnings before taxes from continuing operations for the first six months of fiscal 2005 were $8 million, compared to losses before taxes from continuing operations of $30 million for the first six months of fiscal 2004. During the first six months of fiscal 2005, QSI recorded $52 million in realized gains on marketable securities and other investments, compared to $4 million for the first six months of fiscal 2004. Equity in losses of investees decreased by $19 million primarily due to a decrease in losses incurred by Inquam during the first six months of fiscal 2005 as compared to the first six months of fiscal 2004, of which our share was $19 million for the first six months of fiscal 2005 as compared to $34 million for the first six months of fiscal 2004, and an increase in investment gains recognized by a venture fund investee, of which our share was $5 million for the first six months of fiscal 2005 as compared to a negligible amount for the first six months of fiscal 2004. These improvements in QSI’s earnings before taxes from continuing operations were partially offset by a $15 million increase in MediaFLO operating expenses and an $11 million decrease in interest income that resulted from the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $8.3 billion at March 27, 2005, an increase of $665 million from September 28, 2004. The increase was primarily the result of $1.2 billion in cash provided by operating activities and $182 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $282 million in capital expenditures, $230 million in repurchases of our common stock under our stock repurchase program, $230 million in dividends paid and $185 million invested in other entities and acquisitions.

     Accounts receivable decreased by 23% during the second quarter of fiscal 2005. The decrease in accounts receivable was primarily due to the timing of cash receipts for royalty receivables. Days sales outstanding, on a consolidated basis, were 32 days at March 27, 2005, compared to 42 days at December 26, 2004. The change in days sales outstanding reflects the increase in cash receipts for royalty receivables during the quarter.

     On March 8, 2005, we announced an increase in the dividend rate on our common stock from $0.07 to $0.09 per share which will be effective for quarterly dividends payable after March 25, 2005. On March 8, 2005, we authorized the expenditure of up to $2 billion to repurchase shares of our stock. Through April 19, 2005, we repurchased approximately 19,480,000 shares of our common stock at a net aggregate cost of $688 million. In connection with this stock repurchase program, we sold a put option, with an expiration date of September 6, 2005, that may require us to repurchase 5,750,000 shares at a net price (strike price less the premiums received) of approximately $33.75 per share for a net cost of $194 million. At April 19, 2005, $1.1 billion remains authorized for repurchases under our stock repurchase program, which does not have an expiration date.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications operators, other commitments, the payment of dividends and possible additional stock buy backs. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our long-term business plan. The remaining cost of these new facilities is expected to be approximately $190 million through fiscal 2007. In October 2004, we announced our plans to expand our current Network Operations Center in Las Vegas, Nevada, which uses GPS and other technologies to track freight transportation and shipping nationwide. We expect the cost of this expansion will be approximately $52 million through fiscal 2007.

     We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs or uses for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.

Contractual Obligations

     We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

     At March 27, 2005, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Period

						No
		Remainder of	Fiscal 2006-	Fiscal 2008-	Beyond	Expiration
	Total	Fiscal 2005	2007	2009	Fiscal 2009	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	700	496	171	33	—	—
Operating leases	127	26	64	23	14	—
Equity investments (1)	15	—	—	—	—	15
Inquam guarantee	27	—	—	—	27	—
Other commitments	1	—	1	—	—	—

Total commitments	988	522	236	56	41	133

Other long-term liabilities (2)	46	—	40	6	—	—

Total	$1,034	$522	$276	$62	$41	$133

(1)	These commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at March 27, 2005 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Items, Finance Receivables, Note 3 – Investments in Other Entities and Note 7 – Commitments and Contingencies.”

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us in fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At March 27, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $374 million before income taxes. We will incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and fiscal 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies. For example, a limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, that divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. Although we have more than 300 issued or pending patents relating to applications of OFDM, OFDMA and MIMO (multi in, multi out), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio.

     Our business and the deployment of CDMA technology are dependent on the success of our customers and licensees. Our customers and licensees may incur lower operating margins on CDMA-based products than on products using alternative technologies due to greater competition in the CDMA-based market, lack of product improvements or other factors. If CDMA phones and/or infrastructure manufacturers exit the CDMA market, the deployment of CDMA technology could be negatively affected, and our business could suffer.

     Our three largest customers as of March 27, 2005 accounted for 41% and 40% of consolidated revenues in the first six months of fiscal 2005 and 2004, respectively, and 40% and 44% of consolidated revenues in fiscal 2004 and 2003, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.

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

     QTL Segment. Our QTL segment derives royalty revenues based upon sales of CDMA products by our licensees. We derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.

Changes in financial accounting standards related to share-based payments are expected to have a significant effect on our reported results.

     The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. As a result, the adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility.

We depend upon a limited number of third party manufacturers to provide component parts, subassemblies and finished goods for our products. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.

     Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and available manufacturing capacity. A reduction or interruption in component supply, an inability of our partners to react to rapid shifts in demand or a significant increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.

     QCT Segment. We outsource all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Freescale (formerly Motorola Semiconductor) and Atmel are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demands. These constraints have substantially diminished during the second quarter of fiscal 2005, with improvements to supply now aligning with our customer demand profile. To improve the supply and delivery of parts and components from our suppliers, we have increased and extended our firm orders to our suppliers. Additionally, we continue to add capacity at existing suppliers, as well as evaluate potential new suppliers to augment our needs. There may be some risk of cost increases for certain integrated circuit products as a result of our efforts to increase the availability of components in short supply. We work closely with customers to expedite their processes for evaluating products from our new foundry suppliers; however, in some instances, transition to new product supply may cause a temporary decline in shipments of specific products to individual customers. To the extent that we do not have firm commitments from our manufacturers over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

     Our operations may also be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers and may be harmed by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, widespread illness, terrorism, war, political unrest, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.

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

     QWI Segment. Several of the critical subassemblies and parts used in our QWBS division’s existing and proposed products are currently available only from third-party single or limited sources. These include items such as electronic and radio frequency components, and other sophisticated parts and subassemblies which are used in the OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS, GlobalTRACS and EutelTRACS products. These third parties include companies such as Tyco International (M/A Com), Rakon, Mini-Circuits, Cambridge Tool & Mfg., PCTEL Antenna Products Group, Inc., American Design, Deutsch ECD, PCI Limited, KeyTronic EMS, Danaher Motors, Fujitsu Corporation, Tectrol, uBlox, Navman NZ, Eagle-Picher Industries, Centurion Wireless Technologies, Sony/Ericsson and Sharp Corporation. Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. In the event of a long-term supply interruption, alternate sources could be developed in a majority of the cases. The inability to obtain adequate quantities of significant compliant materials on a timely basis could have a material adverse effect on our business, operating results, liquidity and financial position.

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

     Our international customers sell their products to markets throughout the world, including Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 81% and 78% in the first six months of fiscal 2005 and 2004, respectively and 79% and 77% in fiscal 2004 and 2003, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

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

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first six months of fiscal 2005, 39% and 20% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 44% and 18%, respectively, during the first six months of fiscal 2004. During fiscal 2004, 43% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 45% and 15% during fiscal 2003. These customers based in South Korea and Japan sell their products to markets worldwide, including Japan, South Korea, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, or the economies of the major markets they serve would materially harm our business.

     The wireless markets in China and India represent growth opportunities for us. In January 2002, China Unicom launched its nationwide CDMA network and had more than 29 million CDMA subscribers at the end of March 2005, as reported by China Unicom. In May 2003, Reliance Infocomm launched its nationwide CDMA network in India and had more than 11 million subscribers at the end of March 2005, as reported by the Association of Unified Service Providers of India. If China Unicom or Reliance Infocomm or the governments of China or India make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies in China or India, our business could be harmed.

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

     Our competitors include companies that promote non-CDMA technologies (e.g. GSM and WiMax) and companies that design competing CDMA integrated circuits, such as Ericsson, Freescale, Intel, NEC, Nokia, Samsung, Texas Instruments and VIA Telecom. All of the foregoing are also our licensees, with the exception of Intel. With respect to our OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS, GlobalTRACS, QConnect, OmniOne, EutelTRACS and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based products, may impact margins and intensify competition in current and new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting products that may impact our margins and intensify competition in our current and new markets. Some potential competitors of our QWBS business, if they are successful, may harm our ability to compete in certain markets.

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

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation, including CDMA2000 1X/1xEV-DO, WCDMA, FLO, OFDM/OFDMA, and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development relating to applications of OFDM, OFDMA and MIMO has resulted in more than 300 issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. We will also continue our significant development efforts with respect to our BREW applications development platform. We also continue to invest in the development of our MediaFLO media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     From time to time, companies may assert patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.

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

     Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

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

     We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in Federal income tax law and changes to our business model. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on our stock price.

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

     Our future success depends largely upon the continued service of our Board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We continue to anticipate significant increases in human resources, particularly in engineering resources, through the remainder of fiscal 2005. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

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

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased reduced coverage at substantially higher cost than in the past. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our stockholder rights plan, certificate of incorporation and Delaware law could adversely affect the performance of our stock.

     Our certificate of incorporation provides for cumulative voting in the election of directors. In addition, our certificate of incorporation provides for a classified board of directors and includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provisions mentioned relating to the classified board, cumulative voting or the transaction approval. Under our bylaws, stockholders are not permitted to call special meetings of our stockholders. Finally, our certificate of incorporation provides that any action required or permitted by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2004 Annual Report on Form 10-K. At March 27, 2005, there have been no other material changes to the market risks described at September 26, 2004 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

     Interest Rate Risk. We have investment and non-investment grade fixed income securities consisting of cash equivalents and investments in marketable debt securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. The following table provides comparative information about our fixed income securities, including principal cash flows, weighted average yield and contractual maturity dates.

Interest Rate Sensitivity
Principal Amount of Fixed Income Securities by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
	of 2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value

March 27, 2005:
Cash and cash equivalents	$501	$—	$—	$—	$—	$—	$—	$501	$501
Interest rate	2.1%
Held-to-maturity securities	$10	$130	$—	$—	$—	$—	$—	$140	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$1,553	$1,008	$731	$126	$67	$121	$1,065	$4,671	$4,671
Interest rate	2.6%	2.6%	3.0%	3.3%	3.8%	3.8%	2.9%
Non-investment grade	$—	$2	$6	$12	$47	$521	$—	$588	$588
Interest rate		7.2%	8.9%	9.1%	7.9%	8.1%

							No Single		Fair
	2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value

September 26, 2004:
Cash and cash equivalents	$458	$—	$—	$—	$—	$—	$—	$458	$457
Interest rate	1.5%
Held-to-maturity securities	$10	$130	$—	$—	$—	$—	$—	$140	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$1,636	$803	$806	$59	$63	$39	$1,243	$4,649	$4,649
Interest rate	1.8%	2.2%	2.3%	2.7%	2.1%	2.9%	2.3%
Non-investment grade	$1	$3	$5	$20	$61	$481	$—	$571	$571
Interest rate	1.1%	7.0%	8.9%	9.7%	8.7%	8.5%

     Equity Price Risk. We hold a diversified portfolio of marketable securities, equity mutual fund shares and derivative investments subject to equity price risk. The recorded values of marketable equity securities increased to $882 million at March 27, 2005 from $765 million at September 26, 2004. The recorded value of equity mutual fund shares increased to $381 million at March 27, 2005 from $296 million at September 26, 2004. Our diversified portfolios’ concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility. During the last three years, many stocks have experienced significant decreases in value, negatively affecting the fair values of our available-for-sale equity securities and derivative instruments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at March 27, 2005 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $126 million.

     We sold a put option, which expires on September 6, 2005, that may require us to repurchase 5,750,000 shares of our common stock upon exercise. The written put option, with a fair value of $18 million at March 27, 2005, was included in other current liabilities. If the fair value of our common stock at March 27, 2005 decreased by 10%, the amount required to physically settle the contract would exceed the fair value of the shares repurchased by approximately $9 million, net of the $15 million in premiums received.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Issuer Purchases of Equity Securities (in millions except share and per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
			Announced Plans or	Plans or
	Total Number of	Average Price Paid	Programs	Programs
	Shares Purchased	Per Share(1)	(2)	(3)
December 27, 2004 to January 23, 2005	—	$—	—	$834
January 24, 2005 to February 20, 2005	—	$—	—	$—
February 21, 2005 to March 27, 2005(4)	9,185,000	$36.88	9,185,000	$1,661

Total	9,185,000	$36.88	9,185,000	$1,661

(1) Average Price Paid Per Share excludes cash paid for commissions.

(2) On February 9, 2005, the Company’s stock repurchase program that authorized the expenditure of up to $1 billion to repurchase shares of the Company’s common stock over a two-year period expired. On March 8, 2005, the Company announced that it had authorized the expenditure of up to $2 billion to repurchase shares of the Company’s stock. This program does not have an expiration date.

(3) The Approximate Dollar Value of Shares that May Yet Be Purchased includes the net cost of $194 million for the put option the Company sold during the three months ended March 27, 2005. The put option may require the Company to repurchase 5,750,000 shares at a net price (strike price less the premiums received) of approximately $33.75 per share.

(4) All amounts presented for February 21, 2005 to March 27, 2005 include 3,000,000 shares that were purchased but not settled as of March 27, 2005 at a net cost of $109 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on March 8, 2005. Five proposals were considered. The first proposal was to elect three directors to hold office for three years or until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld

Robert E. Kahn	1,428,674,765	17,191,823
Duane A. Nelles	949,445,825	496,420,763
Brent Scowcroft	1,408,172,503	37,694,085

     All of the foregoing candidates were elected. The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Elected Through

Richard C. Atkinson	2006 Annual Meeting
Diana Lady Dougan	2006 Annual Meeting
Peter M. Sacerdote	2006 Annual Meeting

Elected Through

Marc I. Stern	2006 Annual Meeting
Adelia A. Coffman	2007 Annual Meeting
Raymond V. Dittamore	2007 Annual Meeting
Irwin Mark Jacobs	2007 Annual Meeting
Richard Sulpizio	2007 Annual Meeting

     The second proposal was to approve amendments to the Restated Certificate of Incorporation to eliminate the classified board and cumulative voting. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes

1,023,014,627	55,091,554	10,656,893	357,103,514

     The foregoing proposal was not approved as it required the approval of 66 2/3% of the Company’s outstanding stock.

     The third proposal was to approve amendments to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 3 billion to 6 billion. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes

1,258,727,284	176,996,252	10,143,052	—

     The foregoing proposal was approved.

     The fourth proposal was to approve amendments to the Restated Certificate of Incorporation to remove unnecessary and outdated references to the Company’s initial public offering. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes

1,434,257,385	1,817,826	9,791,377	—

     The foregoing proposal was approved.

     The fifth proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2005 fiscal year. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes

1,419,211,957	16,183,157	10,471,474	—

     The foregoing proposal was approved.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

Exhibits
2.5	Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Particpações S.A.(1)
3.1	Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(2)
10.62	Offer Letter Agreement dated January 17, 2005.(3)(4)
10.63	Summary of Changes to Non-Employee Director Compensation Program.(3)(5)
10.64	Copy of Sulpizio Stock Option Agreement dated March 8, 2005 (18,000 Options).(2)(3)
10.65	Copy of Sulpizio Stock Option Agreement dated March 8, 2005 (157,000 Options). (2)(3)

Exhibits
10.66	Form of Amended 2001 Non-Employee Directors’ Stock Option Plan. (2)(3)
10.67	Description of 2005 Named Executive Officer Salaries.(3)(6)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Irwin Mark Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 28, 2003.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(3)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 19, 2005.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(6)	Filed under the heading “2005 Named Executive Officer Salaries” in Item 1.01 of the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated /S/ WILLIAM E. KEITEL William E. Keitel Executive Vice President and Chief Financial Officer

Dated: April 20, 2005