Form 10-Q
period 2005-06-26
QUALCOMM INC/DE
filed 2005-07-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 18, 2005, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,630,416,597

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 26,	September 26,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$1,214
Marketable securities	4,357	4,768
Accounts receivable, net	634	581
Inventories	187	154
Deferred tax assets	418	409
Other current assets	143	101

Total current assets	7,099	7,227
Marketable securities	2,147	1,653
Property, plant and equipment, net	905	675
Goodwill	525	356
Deferred tax assets	385	493
Other assets, net	517	416

Total assets	$11,578	$10,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$259	$286
Payroll and other benefits related liabilities	173	194
Unearned revenue	173	172
Other current liabilities	228	242

Total current liabilities	833	894
Unearned revenue	158	170
Other liabilities	140	92

Total liabilities	1,131	1,156

Commitments and contingencies (Notes 3 and 7)

Stockholders’ equity (Note 6):
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at June 26, 2005 and September 26, 2004	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,628 and 1,635 shares issued and outstanding at June 26, 2005 and September 26, 2004, respectively	—	—
Paid-in capital	6,471	6,940
Retained earnings	3,938	2,709
Accumulated other comprehensive income	38	15

Total stockholders’ equity	10,447	9,664

Total liabilities and stockholders’ equity	$11,578	$10,820

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Revenues:
Equipment and services	$882	$888	$2,708	$2,560
Licensing and royalty fees	476	453	1,404	1,203

	1,358	1,341	4,112	3,763

Operating expenses:

Cost of equipment and services revenues	389	369	1,204	1,074
Research and development	259	194	740	513
Selling, general and administrative	150	156	452	409

Total operating expenses	798	719	2,396	1,996

Operating income	560	622	1,716	1,767

Investment income, net (Note 4)	126	46	307	114

Income from continuing operations before income taxes	686	668	2,023	1,881
Income tax expense	(126)	(182)	(418)	(543)

Income from continuing operations	560	486	1,605	1,338

Discontinued operations (Note 10):
Loss from discontinued operations before income taxes	—	—	—	(10)
Income tax expense	—	—	—	(1)

Loss from discontinued operations	—	—	—	(11)

Net income	$560	$486	$1,605	$1,327

Basic earnings per common share from continuing operations	$0.34	$0.30	$0.98	$0.83
Basic loss per common share from discontinued operations	—	—	—	(0.01)

Basic earnings per common share	$0.34	$0.30	$0.98	$0.82

Diluted earnings per common share from continuing operations	$0.33	$0.29	$0.95	$0.80
Diluted loss per common share from discontinued operations	—	—	—	—

Diluted earnings per common share	$0.33	$0.29	$0.95	$0.80

Shares used in per share calculations:
Basic	1,633	1,622	1,640	1,612

Diluted	1,683	1,682	1,697	1,669

Dividends per share announced (Note 6)	$0.09	$—	$0.23	$0.12

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 26,	June 27,
	2005	2004
Operating Activities:
Income from continuing operations	$1,605	$1,338
Depreciation and amortization	144	120
Net realized gains on marketable securities and other investments	(166)	(32)
Losses (gains) on derivative instruments	9	(7)
Equity in losses of investees	24	55
Non-cash income tax expense	319	496
Other non-cash charges	10	28
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(50)	(432)
Inventories	(33)	(6)
Other assets	(45)	52
Trade accounts payable	(25)	106
Payroll, benefits and other liabilities	(44)	58
Unearned revenue	(7)	(64)

Net cash provided by operating activities	1,741	1,712

Investing Activities:
Capital expenditures	(438)	(194)
Purchases of available-for-sale securities	(6,396)	(5,774)
Proceeds from sale of available-for-sale securities	6,477	4,100
Purchases of held-to-maturity securities	—	(205)
Maturities of held-to-maturity securities	—	194
Collection of finance receivables	1	195
Issuance of notes receivable	(14)	(35)
Collection of notes receivable	—	38
Other investments and acquisitions, net of cash acquired	(189)	(66)
Other items, net	29	7

Net cash used by investing activities	(530)	(1,740)

Financing Activities:
Proceeds from issuance of common stock	236	201
Proceeds from put options	29	5
Repurchase and retirement of common stock	(953)	—
Dividends paid	(377)	(194)

Net cash (used) provided by financing activities	(1,065)	12

Net cash used by discontinued operations	—	(20)

Effect of exchange rate changes on cash	—	—

Net increase (decrease) in cash and cash equivalents	146	(36)
Cash and cash equivalents at beginning of period	1,214	2,045

Cash and cash equivalents at end of period	$1,360	$2,009

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2004 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and nine month periods ended June 26, 2005 and June 27, 2004 included 13 weeks and 39 weeks, respectively.

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

     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements.

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

     Starting in the fourth quarter of fiscal 2004, the Company determined that, due to escalating and changing business trends, the Company no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, the Company began recognizing royalty revenues for a quarter solely based on royalties reported by licensees during such quarter. The change in the timing of recognizing royalty revenues was made prospectively and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, the Company did not estimate royalty revenues earned in the three months and nine months ended June 26, 2005. Total royalties reported by external licensees for the three months and nine months ended June 26, 2005 and recorded as revenues for those periods were $401 million and $1,197 million, respectively. Total royalties reported by external licensees during the three months and nine months ended June 27, 2004 were $373 million and $939 million, respectively, as compared to $389 million and $1,041 million, respectively, recorded as royalty revenues from external licensees for the same periods.

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 26, 2005 were 50,289,000 and 57,542,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 27, 2004 were 60,472,000 and 57,580,000, respectively.

     Employee stock options to purchase approximately 37,180,000 and 33,426,000 shares of common stock during the three months and nine months ended June 26, 2005, respectively, and employee stock options to purchase approximately 32,367,000 and 47,579,000 shares of common stock during the three months and nine months ended June 27, 2004, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.

     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income	$560	$486	$1,605	$1,327

Other comprehensive (loss) income:
Foreign currency translation	(6)	(6)	7	7
Unrealized net gains (losses) on securities, net of income taxes	36	(14)	94	13
Unrealized net gains on derivative instruments, net of income taxes	8	—	12	—
Reclassification adjustment for foreign currency translation included in net income (Note 10)	—	—	—	46
Reclassification adjustment for other-than- temporary losses on marketable securities included in income, net of income taxes	1	—	4	1
Reclassification adjustment for net realized gains included in net income, net of income taxes	(44)	(10)	(94)	(20)

Total other comprehensive (loss) income	(5)	(30)	23	47

Total comprehensive income	$555	$456	$1,628	$1,374

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Components of accumulated other comprehensive income consisted of the following (in millions):

	June 26,	September 26,
	2005	2004
Foreign currency translation	$(20)	$(27)
Unrealized net gain on marketable securities and derivative instruments, net of income taxes	58	42

	$38	$15

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

     As required under Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of share-based payments on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of fair values, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair values of the Company’s share-based payments. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 26, 2005 were $12.37 and $15.03 per share, respectively. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and nine months ended June 27, 2004 were $16.89 and $13.83 per share, respectively. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plans during the nine months ended June 26, 2005 and June 27, 2004 were $10.20 and $6.57 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of share-based payments is assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except for earnings per common share):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income, as reported	$560	$486	$1,605	$1,327
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	—	—	1	—
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(70)	(70)	(219)	(206)

Pro forma net income	$490	$416	$1,387	$1,121

Earnings per common share:

Basic - as reported	$0.34	$0.30	$0.98	$0.82

Basic - pro forma	$0.30	$0.26	$0.85	$0.70

Diluted - as reported	$0.33	$0.29	$0.95	$0.80

Diluted - pro forma	$0.29	$0.25	$0.82	$0.67

     Future Accounting Requirements. In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 26, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $401 million before income taxes. The Company will incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and fiscal 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

Note 2 – Composition of Certain Financial Statement Items

     Marketable Securities. Marketable securities were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Current		Noncurrent
	June 26,	September 26,	June 26,	September 26,
	2005	2004	2005	2004
Held-to-maturity:
U.S. Treasury and federal agency securities	$41	$10	$30	$70
Corporate bonds and notes	40	—	30	60

	81	10	60	130

Available-for-sale:
U.S. Treasury and federal agency securities	936	809	—	—
Municipal bonds	10	—	—	—
Foreign government bonds	17	8	—	—
Corporate bonds and notes	2,485	2,603	7	3
Mortgage and asset-backed securities	774	1,226	—	—
Non-investment grade debt securities	24	—	692	571
Equity mutual funds	—	—	389	296
Equity securities	30	112	999	653

	4,276	4,758	2,087	1,523

	$4,357	$4,768	$2,147	$1,653

Accounts Receivable.

	June 26,	September 26,
	2005	2004
	(in millions)
Trade, net of allowance for doubtful accounts of $2 million and $5 million, respectively	$608	$529
Long-term contracts	9	14
Other	17	38

	$634	$581

Inventories.

	June 26,	September 26,
	2005	2004
	(in millions)
Raw materials	$27	$20
Work-in-process	5	3
Finished goods	155	131

	$187	$154

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment.

	June 26,	September 26,
	2005	2004
	(in millions)
Land	$65	$47
Buildings and improvements	542	413
Computer equipment	504	430
Machinery and equipment	505	413
Furniture and office equipment	31	24
Leasehold improvements	84	54

	1,731	1,381
Less accumulated depreciation and amortization	(826)	(706)

	$905	$675

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months and nine months ended June 26, 2005 was $45 million and $127 million, respectively, as compared to $34 million and $96 million for the three months and nine months ended June 27, 2004, respectively.

     Intangible Assets. The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	June 26, 2005		September 26, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$160	$(15)	$77	$(11)
Marketing-related	21	(9)	21	(8)
Technology-based	109	(45)	77	(37)
Customer-related	15	(13)	15	(12)
Other	7	(1)	7	(1)

Total intangible assets	$312	$(83)	$197	$(69)

     Wireless licenses increased as a result of the Company’s acquisition of additional 700 MHz spectrum in the United States during the nine months ended June 26, 2005 for its MediaFLO USA business (Note 8). Increases in other intangible asset categories primarily resulted from acquisitions during the first quarter of fiscal 2005 (Note 9). As a result of the acquisitions, the weighted-average amortization period for technology-based intangible assets was 9 years at June 26, 2005, as compared to 11 years at September 26, 2004. The weighted-average amortization period for other intangible assets was not affected.

     Amortization expense from continuing operations for the three months and nine months ended June 26, 2005 was $5 million and $14 million, respectively, as compared to $3 million and $14 million for the three months and nine months ended June 27, 2004, respectively. Amortization expense related to these intangible assets is expected to be $5 million for the remainder of fiscal 2005, $21 million in fiscal 2006, $18 million in fiscal 2007, $14 million in fiscal 2008 and $13 million in fiscal 2009.

Note 3 – Investments in Other Entities

     Inquam Limited. The Company and another investor (the Other Investor) have equity and debt investments in Inquam Limited (Inquam). Inquam owns, develops and manages wireless CDMA-based communications systems, either directly or indirectly, primarily in Romania and Portugal. The Company recorded $7 million and $26 million in equity in losses of Inquam during the three months and nine months ended June 26, 2005, respectively, as compared to $17 million and $51 million for the three months and nine months ended June 27, 2004, respectively. At June 26, 2005 the Company’s equity and debt investments in Inquam totaled $33 million, net of equity in losses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the nine months ended June 26, 2005, Inquam secured new long-term financing (the new facilities). The Company and the Other Investor have each guaranteed 50% of a portion of the amounts owed under certain of the new facilities, up to a combined maximum of $54 million. Amounts outstanding under the new facilities subject to the guarantee totaled $54 million as of June 26, 2005. The guarantee expires and the new facilities mature on December 25, 2011.

     At June 26, 2005, the Company had a remaining funding commitment under its bridge loan agreement of $1 million. The Company and the Other Investor continue to have active discussions with Inquam concerning the necessary funding for all or a part of Inquam’s business plan, potential restructuring and investment by other parties. While the Company may provide some additional funding in furtherance of Inquam’s business plan, the amount and form of such support is unknown, and none is expected without commensurate support or consideration being provided by the Other Investor.

     Other. Other strategic investments as of June 26, 2005 and September 26, 2004 totaled $96 million and $123 million, respectively, including $56 million and $50 million, respectively, accounted for using the cost method. Funding commitments related to these investments totaled $14 million at June 26, 2005, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.

Note 4 – Investment Income, Net

     Investment income, net, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Interest income	$70	$40	$184	$132
Interest expense	(2)	—	(3)	(1)
Net realized gains on marketable securities	74	17	157	32
Net realized gains on other investments	—	—	9	—
Other-than-temporary losses on marketable securities	(1)	—	(7)	(1)
(Losses) gains on derivative instruments	(8)	7	(9)	7
Equity in losses of investees	(7)	(18)	(24)	(55)

	$126	$46	$307	$114

Note 5 – Income Taxes

     The Company currently estimates its annual effective income tax rate to be approximately 22% for fiscal 2005, as compared to the 25% effective income tax rate in fiscal 2004. The Company’s estimated effective tax rate for fiscal 2005 decreased from 24% in the second quarter to 22% in the third quarter, which resulted in an 18% effective tax rate in the third quarter of fiscal 2005. The Company reduced its income tax expense in the third quarter of fiscal 2005 by recording a tax benefit of approximately $42 million related to the Company’s increased ability to use capital loss carryforwards and a tax benefit of approximately $38 million related to an election made to compute the Company’s California state income tax based solely on income earned within the United States.

     The estimated annual effective tax rate for fiscal 2005 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 10% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits, 3% related to an increase in tax benefits recorded arising from the Company’s forecast of its ability to use its capital loss carryforwards, partially offset by state taxes of approximately 3%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards, and research and development credits, partially offset by state taxes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.6 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004. The Company expects to repatriate $500 million of foreign earnings no later than fiscal 2006 at an expected tax cost of approximately $33 million.

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of June 26, 2005, the Company has provided a valuation allowance on net capital losses of $73 million. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses.

     Deferred tax assets, net of valuation allowance, decreased by approximately $99 million from September 26, 2004 to June 26, 2005 primarily because of the use of certain deferred tax assets to offset the current tax liability that otherwise would have resulted from current operations.

Note 6 – Stockholders’ Equity

     Changes in stockholders’ equity for the nine months ended June 26, 2005 were as follows (in millions):

Balance at September 26, 2004	$9,664
Net income	1,605
Other comprehensive income	23
Net proceeds from the issuance of common stock	236
Repurchase and retirement of common stock	(953)
Tax benefit from the exercise of stock options	234
Dividends	(377)
Value of options exchanged for acquisitions	19
Deferred stock-based compensation from acquisitions	(4)

Balance at June 26, 2005	$10,447

     Stock Repurchase Program. On March 8, 2005, the Company authorized the expenditure of up to $2 billion to repurchase shares of the Company’s stock. During the nine months ended June 26, 2005, the Company repurchased and retired 27,083,000 shares at a net aggregate cost of $953 million under this plan.

     In connection with the Company’s stock repurchase program, the Company sold two put options, with expiration dates of September 6, 2005 and December 7, 2005, under separate contracts with an independent third party during the nine months ended June 26, 2005 that may require the Company to purchase 11,500,000 shares of its common stock upon exercise at a net cost of $389 million (net of the option premiums received). The Company recorded the $29 million in premiums received as additions to other current liabilities and recognized $9 million and $12 million in losses on derivative instruments for the three months and nine months ended June 26, 2005, respectively, due to increases in the fair values of the options. At June 26, 2005, the recorded values of the option liabilities totaled $41 million. Any shares repurchased upon exercise of the put options will be retired.

     At June 26, 2005, $659 million remains authorized for repurchases under this program, which does not have an expiration date.

     Dividends. On March 8, 2005, the Company announced an increase in the future cash dividend rate on the Company’s common stock from $0.07 to $0.09 per share. Cash dividends announced in the nine months ended June 26, 2005 and June 27, 2004 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2005		2004
	Per Share	Total	Per Share		Total
First quarter	$0.07	$115	$0.07	(1)	$112
Second quarter	0.07	115	0.05		81
Third quarter	0.09	147	—		—

Total	$0.23	$377	$0.12		$193

(1)	In the first quarter of fiscal 2004, the Company announced two dividends of $0.035 per share which were paid in the first and second quarters of fiscal 2004.

     On July 7, 2005, the Company announced a cash dividend of $0.09 per share on the Company’s common stock, payable on September 23, 2005 to stockholders of record as of August 26, 2005, which will be reflected in the fourth quarter.

Note 7 – Commitments and Contingencies

     Litigation. Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against the Company, alleging unlawful age discrimination in their selection for layoff in 1999, and seeking monetary damages based thereon. On April 15, 2003, the United States District Court for the Southern District of California granted the Company’s summary judgment motions as to all then-remaining class members’ disparate impact claims. On June 18, 2003, the Court ordered decertification of the class and dismissed the remaining claims of the opt-in plaintiffs without prejudice. Plaintiffs have filed an appeal, which was argued on June 22, 2005. On June 20, 2003, 76 of the opt-in plaintiffs filed, but have not yet served, a new action in the same court, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. To date, all but 27 of the class members and plaintiffs agreed to dismiss all pending appeals and claims against the Company in exchange for a waiver of litigation costs.

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

     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, the Company filed an action in the United States District Court for the Southern District of California against Maxim alleging infringement of three patents and seeking monetary damages and injunctive relief based thereon. The Company amended the complaint, bringing the total number of patents at issue to four and adding misappropriation of trade secret and unfair competition claims. Maxim counterclaimed against the Company, alleging antitrust violations, patent misuse and unfair competition seeking monetary damages and injunctive relief based thereon. On May 5, 2004, the Court granted Maxim’s motion that no indirect infringement arose in connection with defendants’ sales of certain products to certain licensees of the Company. A motion by the Company for preliminary injunction regarding the alleged trade secret misappropriations by Maxim was heard on January 4, 2005. The Court found that Maxim had acted unlawfully by misappropriating the Company’s trade secrets and issued an injunction order prohibiting further misappropriation and requiring Maxim to notify customers of the order. Maxim has sought appellate review of the injunction order.

     Whale Telecom Ltd v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements.

     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the ITC action. Discovery has yet to begin in the District Court actions.

     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. Discovery has yet to begin in the action.

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

     Finance Receivables. Finance receivables, which are included in other assets, result from arrangements in which the Company has agreed to provide its customers or certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. At June 26, 2005, the Company has a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.

     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 20 years and with provisions for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2005 and each of the subsequent four years from fiscal 2006 through 2009 are $14 million, $48 million, $31 million, $18 million and $14 million, respectively, and $18 million thereafter.

     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2005 and for each of the subsequent four years from fiscal 2006 through 2009 to be $343 million, $201 million, $74 million, $28 million and $7 million, respectively. Of the totals for the remainder of 2005 and for each of the subsequent four years from fiscal 2006 through 2009, commitments to purchase integrated circuit product inventories comprised $295 million, $144 million, $65 million, $24 million and $5 million, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Segment Information

     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:

•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA and WCDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including, without limitation, all versions of cdmaOne, CDMA2000, TD-SCDMA, WCDMA and their derivatives) products, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

°	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

°	QUALCOMM Government Technologies (QGOV) – formerly QUALCOMM Digital Media, provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

°	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.

•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total
For the three months ended:
June 26, 2005
Revenues	$766	$448	$164	$—	$(20)	$1,358
EBT	186	407	12	30	51	686
June 27, 2004
Revenues	$794	$436	$143	$—	$(32)	$1,341
EBT	255	398	1	(12)	26	668

For the nine months ended:
June 26, 2005
Revenues	$2,378	$1,342	$473	$—	$(81)	$4,112
EBT	586	1,212	37	37	151	2,023
June 27, 2004
Revenues	$2,261	$1,180	$417	$—	$(95)	$3,763
EBT	776	1,084	7	(42)	56	1,881

*As adjusted

     Reconciling items in the previous table were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004*	2005	2004*
Revenues
Elimination of intersegment revenue	$(35)	$(39)	$(107)	$(111)
Other nonreportable segments	15	7	26	16

Reconciling items	$(20)	$(32)	$(81)	$(95)

Earnings (loss) before income taxes
Unallocated research and development expenses	$(9)	$(13)	$(29)	$(39)
Over/(un)allocated selling, general and administrative expenses	(3)	(8)	3	(31)
Other nonreportable segments	(13)	(3)	(40)	(7)
Unallocated investment income, net	81	51	222	138
Intracompany eliminations	(5)	(1)	(5)	(5)

Reconciling items	$51	$26	$151	$56

*As adjusted

     Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance. Unallocated charges include research and development expenses and marketing expenses related to the development of the CDMA market that were not deemed to be directly related to the businesses of the segments.

     Revenues from external customers and intersegment revenues were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT*	QTL	QWI*
For the three months ended:
June 26, 2005
Revenues from external customers	$762	$419	$162
Intersegment revenues	4	29	2
June 27, 2004
Revenues from external customers	$793	$403	$138
Intersegment revenues	1	33	5

For the nine months ended:
June 26, 2005
Revenues from external customers	$2,372	$1,248	$466
Intersegment revenues	6	94	7
June 27, 2004
Revenues from external customers	$2,259	$1,085	$403
Intersegment revenues	2	95	14

*	As adjusted

     Segment assets are comprised of accounts receivable and inventory for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, accounts receivable, finance receivables, notes receivable, wireless licenses, other investments and all assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain other intangible assets. Segment assets were as follows (in millions):

	June 26,	September 26,
	2005	2004
QCT *	$488	$565
QTL	151	8
QWI *	140	117
QSI	438	400
Reconciling items	10,361	9,730

Total consolidated assets	$11,578	$10,820

*	As adjusted

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company expects to finalize the purchase price allocations within one year of the acquisition dates and does not anticipate material adjustments to the preliminary purchase price allocations. Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years. The consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

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

     On March 2, 2004, the Company sold TowerCo to Embratel in a separately negotiated transaction (the TowerCo sale transaction) for $45 million in cash. TowerCo’s assets were primarily comprised of $5 million in property, plant and equipment. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations and cash flows related to the Vésper Operating

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Companies, including the results related to TowerCo and the SMP licenses and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in its consolidated statements of operations and cash flows. For the nine months ended June 27, 2004, revenues of $36 million were reported in the loss from discontinued operations. At June 26, 2005 and September 26, 2004, the Company had no remaining assets or liabilities related to the Vésper Operating Companies, TowerCo or SMP licenses recorded on its condensed consolidated balance sheet.

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

Overview

Quarterly Highlights

     Revenues for the third quarter of fiscal 2005 were $1.36 billion, with net income of $560 million. The following recent developments occurred with respect to key elements of our business or our industry:

•	CDMA based 3G subscribers to wireless operators’ services grew to at least 187 million worldwide through June 2005, including at least 15 million 1xEV-DO subscribers and approximately 29 million WCDMA subscribers, according to inputs from a large portion of the wireless operators around the world.

•	CDMA and WCDMA handset shipments by manufacturers to wireless operators totaled approximately 43 million units at an average selling price of $231 as reported in the third quarter of fiscal 2005 for licensee sales during the second quarter of fiscal 2005. WCDMA royalties for all products contributed approximately 36% of our total royalty revenues.

•	During the third quarter of fiscal 2005, we shipped approximately 36 million Mobile Station Modems (MSM) integrated circuits for mobile CDMA phones and data modules, nearly all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA.

•	As of July 2005, 45 wireless operators were offering BREW services in 24 countries. BREW publishers and developers have earned more than $350 million to date from the sale of wireless applications and services developed for the BREW solution. Through July, three operators, including ALLTEL, have entered into agreements to license our UiOne user interface technology.

Our Business and Operating Segments

     We design, manufacture and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and licensing and related services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning products. QCT’s integrated circuit products and software are used in wireless phones and infrastructure equipment. The wireless phone integrated circuits include the MSM, Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 56% and 59% of total consolidated revenues for the third quarter of fiscal 2005 and 2004. QCT revenues comprised 58% and 60% of total consolidated revenues for the first nine months of fiscal 2005 and 2004, respectively.

     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA (including, without limitation, all versions of cdmaOne, CDMA2000, TD-SCDMA, WCDMA and their derivatives) products. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 33% of total consolidated revenues for the third quarter of both fiscal 2005 and 2004. QTL revenues comprised 33% and 31% of total consolidated revenues for the first nine months of fiscal 2005 and 2004, respectively.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) product and services, including the UiOne product, for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 12% and 11% of total consolidated revenues in the third quarter of fiscal 2005 and 2004, respectively. QWI revenues comprised 12% and 11% of total consolidated revenues for the first nine months of fiscal 2005 and 2004, respectively.

     QSI makes strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy is to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Effective as of the beginning of fiscal 2005, we present the operating results of our wireless multimedia operator, MediaFLO USA, Inc. (MediaFLO USA), in the QSI segment. Our MediaFLO USA subsidiary expects to offer a FLO (Forward Link Only) technology based network, initially targeting 100 top markets, with the eventual capability for broad nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States starting in 2006. FLO is a multicast technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers required to provide market coverage. MediaFLO USA plans to use our nationwide 700 MHz spectrum and will be responsible for procuring and distributing content made available to its wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain with the wireless operator partners. We are evaluating a number of corporate structuring options, including potentially distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.

     Nonreportable segments include the Iridigm business, a display technology company that we acquired in the first quarter of fiscal 2005, and other product initiatives.

Looking Forward

     We expect continued growth in demand for CDMA2000 and WCDMA products and services in markets around the world:

•	Operators on the CDMA2000 technology path are deploying 1xEV-DO and are preparing to deploy EV-DO Revision A. GSM operators are migrating their networks to WCDMA and are preparing to deploy HSDPA (High Speed Downlink Packet Access). The deployment of these 3G networks enables higher voice capacity and supports data intensive applications like multimedia.

•	As of July 2005, 78 WCDMA networks have launched, as reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers.

•	We expect volume increases and growing competition among WCDMA phone manufacturers will help decrease average WCDMA phone prices significantly and drive growth of WCDMA phone sales worldwide.

•	We expect growing demand for phones and devices with greater multimedia capabilities will continue to drive the need for increased MSM functionality and integration, and we intend to continue to invest significant resources in developing integrated circuit products.

•	We expect growing demand for low end phones and have invested resources for single chip solutions which combine the baseband, radio frequency and power management chips into one package. Lower component counts and further integration drive costs down and enable faster time to market to meet the increasing demand for low end phones. While we are moving aggressively to address the low end market more effectively with CDMA, we still face significant competition with GSM in this market.

•	We will also continue our development efforts with respect to our BREW applications development platform and our new MediaFLO multi-media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers.

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

Revenue Concentrations

     Revenues from customers in South Korea, Japan and the United States comprised 38%, 21% and 19%, respectively, of total consolidated revenues in the first nine months of fiscal 2005 as compared to 43%, 19% and 21%, respectively, in the first nine months of fiscal 2004. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in Japan from 19% of total revenues to 21% is primarily attributable to higher sales of integrated circuit products to manufacturers in Japan and higher royalties from licensees in Japan, both resulting from the growth of CDMA2000 and WCDMA sales in Japan as well as the success of Japanese manufacturers in exporting products worldwide. Combined revenues from customers in South Korea and the United States decreased as a percentage of total revenues, from 64% to 57%, due primarily to increases in revenues from WCDMA manufacturers in Western Europe and increased activity by Chinese manufacturers.

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

     Revenues. Total revenues for the third quarter of fiscal 2005 were $1.36 billion, compared to $1.34 billion for the third quarter of fiscal 2004.

     Revenues from sales of equipment and services for the third quarter of fiscal 2005 were $882 million, compared to $888 million for the third quarter of fiscal 2004. Revenues from sales of integrated circuit products decreased $27 million, resulting primarily from a decrease of $80 million related to the net effects of reductions in average sales prices and changes in product mix, partially offset by an increase of $52 million related to higher unit shipments of MSM and accompanying RF integrated circuits. Revenues from the sale of satellite and terrestrial-based two-way data messaging systems and related messaging services increased $12 million.

     Revenues from licensing and royalty fees for the third quarter of fiscal 2005 were $476 million, compared to $453 million for the third quarter of fiscal 2004. During the third quarter of fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the quarter, as compared to the method used during the third quarter of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. Revenues from licensing and royalty fees increased primarily as a result of a $28 million increase in royalties reported to the QTL segment by its external licensees, resulting from an increase in phone and infrastructure equipment sales by its licensees at higher average selling prices of phones, partially offset by the effect of using estimates to record royalty revenues in the third quarter of fiscal 2004 and an adjustment due to a royalty reimbursement claim by a certain licensee. In the third quarter of fiscal 2005, our licensees reported CDMA phone sales for the second quarter of fiscal 2005 of approximately 43 million units, as compared to 38 million units reported in the third quarter of fiscal 2004 for phone sales during the second quarter of fiscal 2004.

     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2005 was $389 million, compared to $369 million for the third quarter of fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 44% for the third quarter of fiscal 2005, compared to 42% in the third quarter of fiscal 2004. The margin percentage decline in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to a 1.0% decrease in the QCT margin percentage resulting primarily from an increase in product support costs. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the third quarter of fiscal 2005, research and development expenses were $259 million or 19% of revenues, compared to $194 million or 14% of revenues for the third quarter of fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from increases in costs related to the development of integrated circuit products and initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO, WCDMA, MediaFLO and HSDPA.

     Selling, General and Administrative Expenses. For the third quarter of fiscal 2005, selling, general and administrative expenses were $150 million or 11% of revenues, compared to $156 million or 12% of revenues for the third quarter of fiscal 2004. The dollar decrease was primarily due to a $13 million decrease in charitable contributions largely attributable to a grant to an educational institution in the third quarter of fiscal 2004 and a $4 million increase in other income, partially offset by an $8 million increase in employee related expenses and professional fees.

     Net Investment Income. Net investment income was $126 million for the third quarter of fiscal 2005, compared to $46 million for the third quarter of fiscal 2004. The net increase was primarily comprised as follows (in millions):

	Three Months Ended
	June 26,	June 27,
	2005	2004	Change
Interest income:
Corporate and other segments	$68	$38	$30
QSI	2	2	—
Interest expense	(2)	—	(2)
Net realized gains on investments:
Corporate	28	10	18
QSI	46	7	39
Other-than-temporary losses on marketable securities	(1)	—	(1)
(Losses) gains on derivative instruments	(8)	7	(15)
Equity in losses of investees	(7)	(18)	11

	$126	$46	$80

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on these balances. Net realized gains on corporate investments increased primarily as a result of an increase in marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. The increase in net realized gains on strategic investments in QSI resulted primarily from a $48 million gain on our minority investment in a wireless publisher. Gains and losses on derivative instruments in both fiscal 2005 and 2004 relate primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $7 million for the third quarter of fiscal 2005 as compared to $17 million for the third quarter of fiscal 2004.

     Income Tax Expense. Income tax expense from continuing operations was $126 million for the third quarter of fiscal 2005, compared to $182 million for the third quarter of fiscal 2004. The annual effective tax rate is estimated to be 22% for fiscal 2005, compared to the 29% estimated annual effective tax rate recorded during the third quarter of fiscal 2004, and the effective tax rate of 25% for fiscal 2004. The estimated effective tax rate for fiscal 2005 decreased from 24% in the second quarter to 22% in the third quarter, which resulted in an 18% effective tax rate in the third quarter of fiscal 2005. Our income tax expense in the third quarter of fiscal 2005 was reduced as the result of a tax benefit of approximately $42 million related to our increased ability to use capital loss carryforwards and a tax benefit of approximately $38 million related to an election made to compute our California state income tax based solely on our income earned within the United States.

     The estimated annual effective tax rate for fiscal 2005 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 10% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits, 3% related to an increase in tax benefits recorded arising from our forecast of our ability to use our capital loss carryforwards, partially offset by state taxes of approximately 3%.

     As of June 26, 2005, we had a valuation allowance of approximately $73 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

     Revenues. Total revenues for the first nine months of fiscal 2005 were $4.11 billion, compared to $3.76 billion for the first nine months of fiscal 2004. Revenues from LG Electronics, Samsung, and Motorola, customers of our QCT and QTL segments, comprised an aggregate of 16%, 12% and 11% of total consolidated revenues, respectively, in the first nine months of fiscal 2005, as compared to 15%, 15% and 10% of total consolidated revenues, respectively, in the first nine months of fiscal 2004.

     Revenues from sales of equipment and services for the first nine months of fiscal 2005 were $2.71 billion, compared to $2.56 billion for the first nine months of fiscal 2004. Revenues from sales of integrated circuit products increased $109 million, resulting primarily from an increase of $302 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $208 million related to the net effects of reductions in average sales prices and changes in product mix. Revenues from the sale of satellite and terrestrial-based two-way data messaging systems and related messaging services increased $28 million.

     Revenues from licensing and royalty fees for the first nine months of fiscal 2005 were $1.40 billion, compared to $1.20 billion for the first nine months of fiscal 2004. During the first nine months of fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the quarter, as compared to the method used during the first nine months of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. Revenues from licensing and royalty fees increased primarily as a result of a $258 million increase in royalties reported to the QTL segment by its external licensees, resulting from an increase in phone and infrastructure equipment sales by its licensees at higher average selling prices of phones, partially offset by the effect of using estimates to record royalty revenues in the first nine months of fiscal 2004. In the first nine months of fiscal 2005, our licensees reported CDMA phone sales for the fourth quarter of fiscal 2004 and the first and second quarters of fiscal 2005 of approximately 134 million units, as compared to 107 million units reported in the first nine months of fiscal 2004 for phone sales during the comparative periods.

     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2005 was $1.20 billion, compared to $1.07 billion for the first nine months of fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 44% for the first nine months of fiscal 2005, compared to 42% in the first nine months of fiscal 2004. The margin percentage decline in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to a 1.8% decrease in QCT margin percentage. Increases in product support costs and the reserves for excess and obsolete inventory contributed 1.1% and 0.9%, respectively, to the total decrease in QCT margin percentage. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the first nine months of fiscal 2005, research and development expenses were $740 million or 18% of revenues, compared to $513 million or 14% of revenues for the first nine months of fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from increases in costs related to the development of integrated circuit products and initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products, including CDMA2000 1xEV-DO, WCDMA, MediaFLO and HSDPA.

     Selling, General and Administrative Expenses. For the first nine months of fiscal 2005, selling, general and administrative expenses were $452 million or 11% of revenues, compared to $409 million or 11% of revenues for the first nine months of fiscal 2004. The dollar increase was primarily due to a $30 million increase in employee related expenses and a $19 million increase in professional fees related to patent and audit activities, partially offset by a $12 million decrease in charitable contributions largely attributable to a grant to an educational institution in the third quarter of fiscal 2004 and a $5 million decrease in other income.

     Net Investment Income. Net investment income was $307 million for the first nine months of fiscal 2005, compared to $114 million for the first nine months of fiscal 2004. The net increase was primarily comprised as follows (in millions):

	Nine Months Ended
	June 26,	June 27,
	2005	2004	Change
Interest income:
Corporate and other segments	$181	$118	$63
QSI	3	14	(11)
Interest expense	(3)	(1)	(2)
Net realized gains on investments:
Corporate	68	21	47
QSI	98	11	87
Other-than-temporary losses on marketable securities	(7)	(1)	(6)
(Losses) gains on derivative instruments	(9)	7	(16)
Equity in losses of investees	(24)	(55)	31

	$307	$114	$193

     The increase in interest income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on these balances. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. Net realized gains on corporate investments increased primarily as a result of an increase in marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. The increase in net realized gains on strategic investments in QSI resulted primarily from a $48 million gain on our minority investment in a wireless publisher and a $41 million gain on the sale of our investment in NextWave Telecom Inc. Gains and losses on derivative instruments in both fiscal 2005 and 2004 relate primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $26 million for the first nine months of fiscal 2005 as compared to $51 million for the first nine months of fiscal 2004.

     Income Tax Expense. Income tax expense from continuing operations was $418 million for the first nine months of fiscal 2005, compared to $543 million for the first nine months of fiscal 2004. The annual effective tax rate is estimated to be 22% for fiscal 2005, compared to the 29% estimated annual effective tax rate recorded during the first nine months of fiscal 2004, and the annual effective tax rate of 25% for fiscal 2004. The decrease in the estimated rate for fiscal 2005 is primarily the result of our increased ability to use capital loss carryforwards and an election made to compute our California state income tax based solely on our income earned within the United States.

     The estimated annual effective tax rate for fiscal 2005 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 10% related to foreign earnings taxed at less than the United States federal rate, 3% related to research and development tax credits, 3% related to an increase in tax benefits recorded arising from our forecast of our ability to use our capital loss carryforwards, partially offset by state taxes of approximately 3%.

     As of June 26, 2005, we had a valuation allowance of approximately $73 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.

Our Segment Results for the Third Quarter of Fiscal 2005 Compared to the Third Quarter of Fiscal 2004

     The following should be read in conjunction with the third quarter financial results of fiscal 2005 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the third quarter of fiscal 2005 were $766 million, compared to $794 million for the third quarter of fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $743 million for the third quarter of fiscal 2005, compared to $771 million for the third quarter of fiscal 2004. The decrease in MSM and accompanying RF integrated circuits revenue was comprised of a decrease of $80 million related to the net effects of reductions in average sales prices and changes in product mix, partially offset by an increase of $52 million related to higher unit shipments. Approximately 36 million MSM integrated circuits were sold during the third quarter of fiscal 2005, compared to approximately 35 million for the third quarter of fiscal 2004.

     QCT’s earnings before taxes for the third quarter of fiscal 2005 were $186 million, compared to $255 million for the third quarter of fiscal 2004. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 24% in the third quarter of fiscal 2005, compared to 32% in the third quarter of fiscal 2004. The decline in operating margin percentage in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 is primarily the result of a 37% increase in research and development expenses for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, mainly related to increased investment in new integrated circuit products and technology research and development initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO, WCDMA and HSDPA.

     QTL Segment. QTL revenues for the third quarter of fiscal 2005 were $448 million, compared to $436 million for the third quarter of fiscal 2004. QTL’s earnings before taxes for the third quarter of fiscal 2005 were $407 million, compared to $398 million for the third quarter of fiscal 2004. QTL’s operating margin percentage was 91% in the third quarter of both fiscal 2005 and 2004. The increase in both revenues and earnings before taxes primarily resulted from a $28 million increase in royalties reported to us by our external licensees, partially offset by the effect of using estimates to record royalty revenue in the third quarter of fiscal 2004 and an adjustment due to a royalty reimbursement claim by a certain licensee. Royalties reported to us by external licensees were $401 million in the third quarter of fiscal 2005, compared to $373 million in the third quarter of fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales and shifts in the geographic distribution of sales of CDMA products. Revenues from amortization of license fees were $18 million in the third quarter of fiscal 2005, compared to $15 million in the third quarter of fiscal 2004. In each of these quarters, license fee revenue included $1 million related to equity received as license fees. Other revenues were comprised of intersegment royalties.

     During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. Starting in the fourth quarter of fiscal 2004, we determined that, due to escalating and changing business trends, we no longer have the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, we did not estimate royalty revenues earned in the third quarter of fiscal 2005.

     QWI Segment. QWI revenues for the third quarter of fiscal 2005 were $164 million, compared with $143 million for the third quarter of fiscal 2004. Revenues increased primarily due to a $12 million increase in QWBS revenue and an $8 million increase in QIS revenue. The increase in QWBS revenue is primarily attributable to a $9 million increase in equipment revenue, net of a $6 million decrease in amortization of deferred revenues related to historical equipment sales. QWBS shipped approximately 13,800 satellite-based systems and 19,600 terrestrial-based systems during the third quarter of fiscal 2005, compared to approximately 10,200 satellite-based systems and 2,300 terrestrial-based systems in the third quarter of fiscal 2004. The increase in QIS revenue is primarily attributed to an $11 million increase in fees related to our expanded BREW customer base and products.

     QWI’s earnings before taxes for the third quarter of fiscal 2005 were $12 million, compared to $1 million for the third quarter of fiscal 2004. QWI’s operating margin percentage was 7% in the third quarter of fiscal 2005, compared to 1% in the third quarter of fiscal 2004. The increases in QWI earnings before taxes and operating margin percentage were primarily due to an $8 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products.

     QSI Segment. QSI’s earnings before taxes from continuing operations for the third quarter of fiscal 2005 were $30 million, compared to losses before taxes of $12 million for the third quarter of fiscal 2004. During the third quarter of fiscal 2005, QSI recorded $46 million in realized gains on marketable securities and other investments, compared to $7 million for the third quarter of fiscal 2004. Equity in losses of investees decreased by $11 million primarily due to a decrease in losses incurred by Inquam during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, of which our share was $7 million for the third quarter of fiscal 2005 as compared to $17 million for the third quarter of fiscal 2004. These improvements in QSI’s earnings before taxes from continuing operations were partially offset by a $12 million increase in MediaFLO operating expenses and the effect of $4 million of other income recorded in the third quarter of fiscal 2004 related to the transfer of a portion of the ADV to a wireless operator.

Our Segment Results for the First Nine Months of Fiscal 2005 Compared to the First Nine Months of Fiscal 2004

     The following should be read in conjunction with the first nine months financial results of fiscal 2005 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”

     QCT Segment. QCT revenues for the first nine months of fiscal 2005 were $2.38 billion, compared to $2.26 billion for the first nine months of fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $2.32 billion for the first nine months of fiscal 2005, compared to $2.21 billion for the first nine months of fiscal 2004. The increase in MSM and accompanying RF integrated circuits revenue was comprised of an increase of $302 million related to higher unit shipments, partially offset by a decrease of $208 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 111 million MSM integrated circuits were sold during the first nine months of fiscal 2005, compared to approximately 98 million for the first nine months of fiscal 2004.

     QCT’s earnings before taxes for the first nine months of fiscal 2005 were $586 million, compared to $776 million for the first nine months of fiscal 2004. QCT’s operating margin percentage was 25% in the first nine months of fiscal 2005, compared to 34% in the first nine months of fiscal 2004. The decline in operating margin percentage in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 is primarily the result of a 41% increase in research and development and selling, general and administrative expenses during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004, mainly related to increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products including CDMA2000 1xEV-DO, WCDMA and HSDPA.

     QTL Segment. QTL revenues for the first nine months of fiscal 2005 were $1.34 billion, compared to $1.18 billion for the first nine months of fiscal 2004. QTL’s earnings before taxes for the first nine months of fiscal 2005 were $1.21 billion, compared to $1.08 billion for the first nine months of fiscal 2004. QTL’s operating margin percentage was 90% in the first nine months of fiscal 2005, compared to 92% in the first nine months of fiscal 2004. The increase in both revenues and earnings before taxes primarily resulted from a $258 million increase in royalties reported to us by our external licensees, partially offset by the effect of using estimates to record royalty revenue in the first nine months of fiscal 2004. Royalties reported to us by external licensees were $1.20 billion in the first nine months of fiscal 2005, compared to $939 million in the first nine months of fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales and shifts in the geographic distribution of sales of CDMA products. Revenues from amortization of license fees were $52 million in the first nine months of fiscal 2005, compared to $45 million in the first nine months of fiscal 2004. During the first nine months of fiscal 2005 and 2004, license fee revenue included $3 million and $4 million, respectively, related to equity received as license fees. Other revenues were comprised of intersegment royalties.

     QWI Segment. QWI revenues for the first nine months of fiscal 2005 were $473 million, compared with $417 million for the first nine months of fiscal 2004. Revenues increased primarily due to a $30 million increase in QIS revenue and a $29 million increase in QWBS revenue. The increase in QIS revenue is primarily attributed to a $34 million increase in fees related to our expanded BREW customer base and products. The increase in QWBS revenue is primarily attributable to a $20 million increase in equipment revenue, net of an $18 million decrease in amortization of deferred revenues related to historical equipment sales, and a $9 million increase in messaging revenue as a result of a larger installed base. QWBS shipped approximately 35,800 satellite-based systems and 45,000 terrestrial-based systems during the first nine months of fiscal 2005, compared to approximately 29,600 satellite-based systems and 5,100 terrestrial-based systems in the first nine months of fiscal 2004.

     QWI’s earnings before taxes for the first nine months of fiscal 2005 were $37 million, compared to $7 million for the first nine months of fiscal 2004. QWI’s operating margin percentage was 7% in the first nine months of fiscal 2005, compared to 2% in the first nine months of fiscal 2004. The increases in QWI earnings before taxes and operating margin percentage was primarily due to a $30 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products.

     QSI Segment. QSI’s earnings before taxes from continuing operations for the first nine months of fiscal 2005 were $37 million, compared to losses before taxes from continuing operations of $42 million for the first nine months of fiscal 2004. During the first nine months of fiscal 2005, QSI recorded $98 million in realized gains on marketable securities and other investments, compared to $11 million for the first nine months of fiscal 2004. Equity in losses of investees decreased by $30 million primarily due to a decrease in losses incurred by Inquam during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004, of which our share was $26 million for the first nine months of fiscal 2005 as compared to $51 million for the first nine months of fiscal 2004. These improvements in QSI’s earnings before taxes from continuing operations were partially offset by a $27 million increase in MediaFLO operating expenses and an $11 million decrease in interest income that resulted from the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities were $7.9 billion at June 26, 2005, an increase of $229 million from September 28, 2004. The increase was primarily the result of $1.7 billion in cash provided by operating activities and $236 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $953 million in repurchases of our common stock under our stock repurchase program, $438 million in capital expenditures, $377 million in dividends paid and $189 million invested in other entities and acquisitions.

     On March 8, 2005, we authorized the expenditure of up to $2 billion to repurchase shares of our stock. Through July 19, 2005, we repurchased approximately 27,083,000 shares of our common stock at a net aggregate cost of $953 million. In connection with this stock repurchase program, we sold two put options, with expiration dates of September 6, 2005 and December 7, 2005, that may require us to repurchase 11,500,000 shares at a net cost of $389 million (net of the premiums received). At July 19, 2005, $659 million remains authorized for repurchases under our stock repurchase program, which does not have an expiration date.

     On March 8, 2005, we announced an increase in the dividend rate on our common stock from $0.07 to $0.09 per share. On July 7, 2005, we announced a cash dividend of $0.09 per share on our common stock, payable on September 23, 2005 to stockholders of record as of August 26, 2005.

     Accounts receivable increased by 25% during the third quarter of fiscal 2005. Days sales outstanding, on a consolidated basis, were 41 days at June 26, 2005, compared to 32 days at March 27, 2005. The increases in accounts receivable and days sales outstanding were primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually.

     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including acquisitions, investments in other companies and other assets to support the growth of our business, financing for customers of CDMA infrastructure products in accordance with the agreements with Ericsson, financing under agreements with CDMA telecommunications operators, other commitments, the payment of dividends and possible additional stock repurchases. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $144 million through fiscal 2007. In October 2004, we announced our plans to expand our current Network Operations Center in Las Vegas, Nevada, which uses GPS and other technologies to track freight transportation and shipping nationwide. We expect the cost of this expansion will be approximately $52 million through fiscal 2007.

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

     At June 26, 2005, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Period

						No
		Remainder of	Fiscal 2006-	Fiscal 2008-	Beyond	Expiration
	Total	Fiscal 2005	2007	2009	Fiscal 2009	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	653	343	275	35	—	—
Operating leases	143	14	79	32	18	—
Equity investments (1)	14	—	—	—	—	14
Inquam guarantee	27	—	—	—	27	—
Other commitments	1	1	—	—	—	—

Total commitments	956	358	354	67	45	132

Other long-term liabilities(2)	45	—	38	7	—	—

Total	$1,001	$358	$392	$74	$45	$132

(1)	These commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at June 26, 2005 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 2 – Composition of Certain Financial Statement Items, Finance Receivables, Note 3 – Investments in Other Entities and Note 7 – Commitments and Contingencies.”

Future Accounting Requirements

     In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us beginning the first quarter of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 26, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $401 million before income taxes. We will incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and fiscal 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

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

     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although network operators have commercially deployed CDMA2000 1X and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000 1X, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if network operators deploy competing technologies or switch existing networks from CDMA to GSM or if network operators introduce new technologies. For example, a limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, that divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. Although we have hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO (multi in, multi out), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio.

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

     Our three largest customers as of June 26, 2005 accounted for 39% and 40% of consolidated revenues in the first nine months of fiscal 2005 and 2004, respectively, and 40% and 44% of consolidated revenues in fiscal 2004 and 2003, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.

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

     QTL Segment. Our QTL segment derives royalty revenues based upon sales of CDMA products by our licensees. Although we have over 125 licensees, we derive a significant portion of our royalty revenue from a smaller number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.

     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees.

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

     QCT Segment. We outsource all of the manufacturing and assembly, and most of the testing, of our integrated circuits. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. IBM, Freescale (formerly Motorola Semiconductor) and Atmel are the primary foundry partners for our family of radio frequency and analog integrated circuits. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a new product reaches a significant volume level, we typically establish alternative suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demands. These constraints substantially diminished during the second quarter of fiscal 2005 and were alleviated in the third quarter of fiscal 2005, with improvements to supply more closely aligning with our current customer demand profile. To improve the supply and delivery of parts and components from our suppliers, we worked with our existing suppliers to increase available manufacturing capacity and increased and extended our firm orders to our suppliers. Additionally, we continue to evaluate potential new suppliers to augment our future needs. We work closely with customers to expedite their processes for evaluating new products from our foundry suppliers; however, in some instances, transition to new product supply may cause a temporary decline in shipments of specific products to individual customers. To the extent that we do not have firm commitments from our manufacturers over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to us on short notice.

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

     Our international customers sell their products to markets throughout the world, including China, India, Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 81% and 79% in the first nine months of fiscal 2005 and 2004, respectively and 79% and 77% in fiscal 2004 and 2003, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.

     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	changes in legal or regulatory requirements, including regulations governing the materials used in our products;

•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	inflation and deflation;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices and loans.

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first nine months of fiscal 2005, 38% and 21% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 43% and 19%, respectively, during the first nine months of fiscal 2004. During fiscal 2004, 43% and 18% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 45% and 15% during fiscal 2003. These customers based in South Korea and Japan sell their products to markets worldwide, including Japan, South Korea, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, or the economies of the major markets they serve would materially harm our business.

     The wireless markets in China and India, among others, represent growth opportunities for us. If wireless carriers in China or India, or the governments of China or India, make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies our business could be harmed.

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

     Companies that promote non-CDMA technologies (e.g. GSM and WiMax) and companies that design competing CDMA integrated circuits are included amongst our competitors. Examples of such competitors (some of whom are partners of ours in other areas) include Ericsson, Freescale, Intel, NEC, Nokia, Samsung, Texas Instruments and VIA Telecom. With respect to our OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS, GlobalTRACS, QConnect, OmniOne, EutelTRACS and LINQ products and services, our existing competitors are aggressively pricing their products and services and could continue to do so in the future. In addition, these competitors are offering new value-added products and services similar in many cases to those we have developed or are developing. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based products, may impact margins and intensify competition in current and new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting products that may impact our margins and intensify competition in our current and new markets. Some potential competitors of our QWBS business, if they are successful, may harm our ability to compete in certain markets.

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

     From time to time, we may repurchase our common stock at prices that may later be higher than the market value of the stock on the repurchase date. This could result in a loss of value for stockholders if new shares are issued at lower prices.

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

     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. We will also continue our significant development efforts with respect to our BREW applications development platform. We also continue to invest in the development of our MediaFLO media distribution system and FLO technology for delivery of low cost multimedia content to multiple subscribers. We cannot assure you that the revenues generated from these products will meet our expectations.

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

     A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and implementations of OFDM and OFDMA systems. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA or multi-mode products and technologies and our profitability.

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

     Our growth is dependent upon the increased use of wireless communications services that utilize our technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to: obtain licenses to use new frequencies; deploy wireless networks to offer voice and data services; and expand wireless networks to grow voice and data services. Over the last several years, the amount paid for spectrum licenses has increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost of licenses and wireless networks may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement or expand 3G wireless networks. Our growth could be adversely affected if this occurs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2004 Annual Report on Form 10-K. At June 26, 2005, there have been no other material changes to the market risks described at September 26, 2004 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
(Dollars in millions)

	Remainder						No Single		Fair
June 26, 2005:	of 2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value

Cash and cash equivalents	$256	$—	$—	$—	$—	$—	$—	$256	$256
Interest rate	3.2%
Held-to-maturity securities	$10	$131	$—	$—	$—	$—	$—	$141	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$905	$1,450	$688	$319	$31	$65	$771	$4,229	$4,229
Interest rate	2.8%	3.1%	3.3%	3.7%	3.3%	3.9%	3.2%
Non-investment grade	$—	$1	$12	$25	$54	$624	$—	$716	$716
Interest rate		6.9%	6.0%	7.3%	7.4%	8.0%

							No Single		Fair
September 26, 2004:	2005	2006	2007	2008	2009	Thereafter	Maturity	Total	Value

Cash and cash equivalents	$458	$—	$—	$—	$—	$—	$—	$458	$457
Interest rate	1.5%
Held-to-maturity securities	$10	$130	$—	$—	$—	$—	$—	$140	$140
Interest rate	1.5%	1.7%
Available-for-sale securities:
Investment grade	$1,636	$803	$806	$59	$63	$39	$1,243	$4,649	$4,649
Interest rate	1.8%	2.2%	2.3%	2.7%	2.1%	2.9%	2.3%
Non-investment grade	$1	$3	$5	$20	$61	$481	$—	$571	$571
Interest rate	1.1%	7.0%	8.9%	9.7%	8.7%	8.5%

     Equity Price Risk. We hold a diversified portfolio of marketable securities and equity mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.03 billion at June 26, 2005 from $765 million at September 26, 2004. The recorded value of equity mutual fund shares increased to $389 million at June 26, 2005 from $296 million at September 26, 2004. Our diversified portfolios’ concentrations in specific companies and industry segments may vary over time, and changes in concentrations may affect the portfolio’s price volatility. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at June 26, 2005 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $142 million.

     We sold two put options, which expire on September 6, 2005 and December 7, 2005, that may require us to repurchase 11,500,000 shares of our common stock upon exercise. The written put options, with a fair value of $41 million at June 26, 2005, were included in other current liabilities. If the fair value of our common stock at June 26, 2005 decreased by 10%, the amount required to physically settle the contracts would exceed the fair value of the shares repurchased by approximately $41 million, net of the $29 million in premiums received.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Issuer Purchases of Equity Securities (in millions except share and per share data):

			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	Per Share(1)	Programs(2)	Plans or Programs (3)
March 28, 2005 to April 24, 2005	10,295,000	$33.84	10,295,000	$1,313

April 25, 2005 to May 22, 2005	2,457,516	$34.79	2,457,516	$1,227

May 23, 2005 to June 26, 2005	5,145,364	$34.92	5,145,364	$1,048

Total	17,897,880	$34.28	17,897,880	$1,048

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On March 8, 2005, the Company announced that it had authorized the expenditure of up to $2 billion to repurchase shares of the Company’s stock. This program does not have an expiration date.

(3)	The Approximate Dollar Value of Shares that May Yet Be Purchased has not been reduced by the net cost of $389 million (net of the premiums received) of 11,500,000 shares that may be repurchased related to put options the Company sold during the nine months ended June 26, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

Exhibits
2.5	Share Purchase Agreement dated as of September 25, 2003, by and among Vésper Holding, Ltd., QUALCOMM do Brasil Ltda. and Embratel Particpações S.A.(1)

3.1	Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

10.62	Offer Letter Agreement dated January 17, 2005.(3)(4)

10.63	Summary of Changes to Non-Employee Director Compensation Program.(3)(5)

10.64	Copy of Sulpizio Stock Option Agreement dated March 8, 2005 (18,000 Options).(2)(3)

10.65	Copy of Sulpizio Stock Option Agreement dated March 8, 2005 (157,000 Options). (2)(3)

10.66	Form of Amended 2001 Non-Employee Directors’ Stock Option Plan. (6)(3)

10.67	Description of 2005 Named Executive Officer Salaries.(3)(7)

Exhibits
10.68	Copy of Cruickshank Stock Option Agreement dated June 3, 2005 (40,000 options). (8)(3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 28, 2003.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(3)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 19, 2005.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(7)	Filed under the heading “2005 Named Executive Officer Salaries” in Item 1.01 of the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 8, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel
William E. Keitel
Executive Vice President and
Chief Financial Officer

Dated: July 20, 2005