Form 10-K
period 2005-09-25
QUALCOMM INC/DE
filed 2005-11-02
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.0001 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 2005 was $56,518,904,679.*
     The number of shares outstanding of the registrant’s common stock was 1,644,187,545 as of October 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 25, 2005.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 25, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 25, 2005
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, QUALCOMM CDMA University®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniOne®, GlobalTRACS™, TrailerTRACS®, TruckMAIL™, OmniExpress®, QConnect™, T2™, T2Untethered™, EutelTRACS™, Eudora®, QCP-®, QCT-®, MSM™, Secure MSM™, CMX™, CSM™, MSM6250™, MSM6275™, MSM6280™, MSM6500™, MSM6550™, MSM7500™, CSM6800™ gpsOne™, radioOne®, SnapTrack®, BREW®, BREW SDK®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, MediaFLO™, FLO™, QPoint™, QConcert™, QTunes™, Qtv™, Q3Dimension™, QCamera™, QCamcorder™, Qvideophone™, deliveryOne™, uiOne™, iMoD™, and QCHAT® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies and Ventures, QUALCOMM Global Development, QUALCOMM Digital Media, QDM, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, ELATA, Iridigm, MediaFLO USA, Trigenix, Spike, SnapTrack are trade names of QUALCOMM Incorporated.
     cdmaOne® is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered trademark and certification mark of the Telecommunications Industry Association. Globalstar™ and Globalstar® are a trademark and service mark, respectively, of Globalstar, L.L.C.
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
     We were incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Each of the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003 include 52 weeks.
Overview
     In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks. CDMA and the other main digital wireless communications technologies, TDMA (which stands for Time Division Multiple Access) and GSM (which is a form of TDMA and stands for Global System for Mobile Communications) are the digital technologies used to transmit a wireless phone user’s voice or data over radio waves using the wireless phone operator’s network. CDMA works by converting speech into digital information, which is then transmitted in the form of a radio signal over the phone network. These digital wireless phone networks are complete phone systems comprised primarily of base stations, or “cells,” which are geographically placed throughout a service or coverage area. Once communication between a wireless phone user and a base station is established, the system detects the movement of the wireless phone user and the communication is handed off to another base station, or cell, as the wireless phone user moves throughout the service area.
     Because we led, and continue to lead, the development and commercialization of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, portions of which we license to other companies and implement in our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.

     There are several versions of CDMA technology recognized worldwide as public cellular standards. The first version, known as cdmaOne, is a second generation (2G) cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are popularly referred to as third generation (3G) technologies known commonly throughout the wireless industry as:
•	CDMA2000, including 1X and 1xEV-DO (where DO refers to Data Optimized);

•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Download Packet Access (HSDPA) and High Speed Uplink Packet Access (HSUPA); and

•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex CDMA (TD-CDMA) and Time Division Synchronous-CDMA (TD-SCDMA).
     CDMA2000 and WCDMA are deployed today in commercial mobile phone networks throughout the world. In addition to increasing voice capacity, these 3G CDMA technologies enable greater data capacity at higher data rates.
     Our revenues. We generate revenues by licensing portions of our CDMA intellectual property to other manufacturers of CDMA products (such as wireless phones and the hardware required to establish and operate a CDMA wireless network). Revenues are generated through licensing fees and royalties on CDMA-based products sold by our licensees. We also sell products and services, which include the following, all of which are described in greater detail below:
•	CDMA-based integrated circuits (also known as chips) and the related software used in wireless phones (also known as subscriber units and handsets) and wireless networks;

•	Radio Frequency and Power Management chips used in wireless phones and sold in conjunction with our CDMA-based integrated circuits;

•	Messaging and other services and related equipment and software used by transportation and other companies to communicate with and track their equipment fleets;

•	Software products and services related to BREW (which stands for Binary Runtime Environment for Wireless), a package of products that enable software developers to create applications, or programs, and deliver content for mobile phones. BREW offers software products and services to increase the functionality and appeal of wireless devices, including uiOne for customized user interfaces for mobile phones, porting tools and technical assistance for device manufacturers, and the deliveryOne suite of products which includes the Content Delivery System, the BREW Delivery System (BDS), and the uiOne Delivery System; and

•	Software and hardware development services.
     We make strategic investments to promote the development of new CDMA products as well as the adoption of CDMA technology by more mobile phone service providers. We also provide products and services to service providers and other customers of Globalstar LLC, a company that operates a worldwide, low-Earth-orbit satellite-based telecommunications system.
     Our engineering resources. We have significant engineering resources, including engineers with substantial expertise in CDMA and other technologies. Using these engineering resources, we expect to continue to develop new versions and new technologies that use CDMA, develop alternative technologies for certain specialized applications (including multicast), participate in the formulation of new wireless telecommunications standards and technologies and assist in deploying wireless voice and data communications networks around the world.
     Our integrated circuits business. We develop and supply CDMA-based integrated circuits and system software for use in wireless voice and data communications, multimedia functions and global positioning. Our integrated circuit products and software are used in wireless devices, particularly phones, data cards, and infrastructure equipment. The wireless integrated circuits include the baseband Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices, as well as the system software embedded within our integrated circuit products to control the phone and the integrated circuit functionality. Our wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, conversion between RF and baseband signals and PM. Our infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless phone itself with improved product features, as well as the integration and performance of the network system. Our design of the system also allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and related system software, including reference designs and tools, to many of the world’s leading wireless phone and infrastructure equipment manufacturers. We plan to add additional features and capabilities to our future integrated circuit products to help our customers reduce the costs and size of their products and to simplify our customers’ design processes. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for global roaming markets. In addition, we will continue to provide high quality support to enable our customers to reduce the time required to design their products and bring their products to market faster.
     Our asset tracking and messaging business. We design, manufacture and sell equipment and provide satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies throughout parts of the world. These products permit our customers to track the location of their vehicles or other assets and to communicate with them en route. These products and services use commercially available satellite and wireless terrestrial-based networks to permit this communication. Our customers use these products to communicate with drivers, monitor vehicle location and performance and provide automated driver logs, fuel tax reporting, security and enhanced customer services. Our products, which collect and transmit this data, are also integrated with our customers’ operations software, such as dispatch, payroll and accounting, so our customers can better manage their information and operations. Using our asset tracking and messaging infrastructure, we also provide a managed wireless data service, QConnect, to other service providers. For example, we provide the QConnect service to CardioNet, a provider of outpatient cardiac telemetry technology services, where we manage the wireless data service connectivity between CardioNet mobile monitoring devices and the CardioNet Monitoring Center.
     Our phone software and related services business. We provide our BREW (Binary Runtime Environment for Wireless) products and services to wireless network operators, handset manufacturers and application developers. We support the development and delivery of over-the-air wireless applications and services. The BREW products and services include the BREW software development kit (SDK) for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, the uiOne customized user interface product and services, and the deliveryOne Content Distribution System that enables wireless network operators to distribute content and applications to the market, and coordinate the billing and payment process. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new software application for wireless communications. BREW leverages the capabilities available in integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory and maximizing system performance of the wireless phone itself. In addition to CDMA2000, BREW can be used on wireless phones and other devices that support other wireless technologies, such as GSM, General Packet Radio System (GPRS), Enhanced Data Rates for GSM Evolution (EDGE) and WCDMA. We also provide QChat, which enables push-to-chat functionality on CDMA-based wireless devices, and QPoint, which enables operators to offer enhanced 911 (E911) wireless emergency and other location-based applications and services.
     Subscriber growth. In June 2005, EMC World Cellular Information Service (EMC), a researcher and publisher of wireless industry market intelligence, forecast that there will be 2.2 billion mobile phone users, also referred to as subscribers, by the end of this calendar year and that the figure will grow to nearly 3.2 billion globally by the end of 2010. In April 2005, In-Stat/MDR, a provider of research, assessments and market forecasts of semiconductor and advanced communications equipment and services, published a report estimating that CDMA2000 and WCDMA will capture the largest market share in terms of number of subscribers by 2009.
     The CDMA Development Group (CDG) is an international consortium of companies that joined together to lead the adoption and evolution of CDMA wireless systems around the world. CDG reports subscriber information which includes 2G cdmaOne and 3G CDMA2000. According to the CDG, wireless networks based on both cdmaOne and CDMA2000 have been commercially deployed in 73 countries around the world. As reported by CDG, worldwide CDMA subscribers grew by 27% during the year ended June 2005, to more than 270 million, including nearly 186 million 3G CDMA2000 subscribers and approximately 84 million 2G cdmaOne subscribers.
     CDMA is the leading mobile phone technology in North America with market share of 47% at June 2005 according to the CDG. As reported by the CDG, the North America CDMA market has more than 100 million subscribers at June 2005, representing annual growth of 17%. In the Asian Pacific market, the largest and fastest-growing region for CDMA, CDMA operators added more than 27 million subscribers during the year ended June 2005, bringing the total number of CDMA subscribers in this region to over 116 million, an increase of 31% over the prior year. In January 2002, China Unicom launched its nationwide CDMA network, and as of September 2005, China Unicom announced that it had nearly 32 million CDMA subscribers. In Latin America and the Caribbean, the number of CDMA subscribers grew by 41% during the year ended June 2005, reaching more than 49 million through 41 CDMA operators.
     Next generation technologies. The primary 3G standards commonly referred to throughout the wireless industry are CDMA2000, WCDMA, and TDD which includes TD-CDMA and TD-SCDMA. CDMA2000 was first deployed commercially in October 2000 in South Korea. The first commercial deployment of WCDMA was in Japan in October 2001. Another 3G technology, TD-SCDMA, is being considered for launch in China. Within the CDMA2000 family, the higher speed CDMA2000 lxEV-DO was first deployed commercially in January 2002 in South Korea and has been commercially deployed by 19 operators worldwide as of August 2005. CDMA2000 lxEV-DO continues to evolve with CDMA2000 lxEV-DO Revision A and future enhancements, which will allow operators to introduce voice over Internet protocol, multi-megabit-per-second speeds, multimedia and broadcast capabilities in the coming years.
     According to data from a large portion of operators around the world through September 2005:
•	3G subscribers to wireless operators’ services grew to at least 213 million worldwide;
•	There are at least 159 commercial 3G operators;
•	South Korea has over 35 million CDMA2000 subscribers;
•	There are at least 15 million lxEV-DO subscribers, including over 11 million in South Korea; and
•	In the United States, there are 17 operators that have commercially deployed CDMA2000 1X, making CDMA2000 IX the first 3G technology to be commercially available in North America.
     As of September 2005, nearly 700 different models of CDMA2000 handsets are being sold across all markets, according to public reports made available at www.cdg.org. Based on data from a large portion of operators around the world, there are at least 35 million WCDMA subscribers as of September 2005, including nearly 19 million in Japan with the remainder primarily located in Europe. The WCDMA family includes HSDPA, which is in trial phase, HSUPA and other future enhancements with increasing capability and data speeds.
     Further investments. We continue to invest heavily in research and development in a variety of ways, to grow our earnings and extend the market for our products and services.
     We continue to develop and commercialize third generation CDMA-based technologies, such as CDMA2000 1X, 1xEV-DO, Scalable Bandwidth EV-DO, WCDMA, HSDPA and HSUPA. These technologies support more efficient voice communications, broadband access to the Internet, multimedia services, delay sensitive applications (including voice over Internet protocol, video telephony, push-to-talk and multiplayer gaming) and other revenue-generating services, in turn accelerating the growth of CDMA. At the same time, we are working to fulfill the growing demand for affordable, voice-centric CDMA phones within the emerging entry-level market through various efforts including the introduction of Single Chip (SC) solutions, streamlined test and certification processes and the aggregation of device procurements. With regards to our EV-DO technology, we have improved its value, performance and economics through the integration of several enhancements, and several leading manufacturers are planning to sell laptop PCs with embedded EV-DO by the end of 2005.
     We also continue to develop and commercialize multimode, multiband and multinetwork products that embody technologies such as GSM, GPRS, EDGE, Bluetooth, Wireless Fidelity (Wi-Fi), Universal Serial Bus (USB), Forward Link Only (FLO), Orthogonal Frequency Division Multiplexing (OFDM), Global System for Mobile Communications-Mobile Application Port (GSM-MAP), Interim Standard 41 (IS-41) and Internet Protocol-based (IP-based) core networks. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as BREW, Java, Windows Mobile, PalmOS and Linux.
     We continue to develop on our own, and with our partners, new innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. These products and features include BREW, uiOne, deliveryOne, OmniOne, gpsOne, QChat, Qtunes, QConcert, Qtv, Q3Dimension, Qcamera, Qcamcorder, QVideophone, Secure MSM, compact media extension (CMX), mobile display digital interface (MDDI), next-generation voice codec (4GV), Platinum Multicasting and MediaFLO. At the same time, we are very active within several standards bodies, such as 3rd Generation Partnership Project (3GPP), 3rd Generation Partnership Project 2 (3GPP2), Institute for Electrical and Electronic Engineers (IEEE) and Open Mobile Alliance (OMA), to ensure these innovations are (1) universally implemented to support economies of scale and (2) interoperable with existing and future mobile communication services to preserve ongoing investments. These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably, and introduce new revenue-generating services well ahead of their competition. CDMA network service providers also benefit from these innovations through increased numbers of subscribers, handset replacements and increased annual revenues per user.

     Wireless Local Area Networks (WLAN), such as Wi-Fi, are complementary to Wide Area Networks (WAN), such as CDMA2000 and WCDMA. They both provide affordable high-speed wireless access to the Internet. The limited coverage offered by Wi-Fi is well suited for private networks (e.g., enterprises, campuses and homes) and certain public “hot spots” (e.g., airports, conference halls and coffee shops) where data usage is expected to be high in a limited portable and stationary environment; whereas, 3G CDMA networks are ideally suited for geographically diverse voice and data coverage (e.g., cities, highways and neighborhoods) and in environments where public access to the Wi-Fi network is blocked due to a firewall (e.g., a client’s enterprise). We may incorporate this OFDM-based standard into our future multimode 3G CDMA chipsets as we continue to identify and integrate other complementary wireless technologies into our chipsets.
     We are also developing our MediaFLO Media Distribution System (MDS) and OFDM-based FLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as mediacasting. As part of the standardization of FLO technology, the FLO Forum (www.floforum.org) was established in fiscal 2005. To date, 24 members have joined the FLO Forum, including leaders from across the mobile content distribution industry. Our subsidiary, MediaFLO USA, Inc. (MediaFLO USA), plans to deploy and operate a nationwide mediacast network based on our FLO technology. MediaFLO USA will use nationwide 700 MHz spectrum for which we hold licenses to deliver high-quality video and audio programming to wireless subscribers. Additionally, MediaFLO USA plans to procure and distribute content which we will make available wholesale to our wireless operator customers. The MediaFLO USA network will require access to third generation networks (CDMA or WCDMA) operated by our wireless operator customers for activities such as subscription management. We believe that the service provided by MediaFLO USA will serve to complement many of the wireless operators’ third generation network offerings.
     Consistent with our strategic approach over the past fifteen years, we intend to continue our active support of CDMA-based technologies, products and network operations to grow our royalty revenues and integrated circuit and software revenues. We also plan to continue to broadly grant royalty-bearing licenses to our patented technologies and software applications under fair and reasonable terms and conditions that are free from unfair discrimination. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities. For example, in October 2004, we completed the acquisitions of Iridigm Display Corporation (Iridigm), a display technology company, and Trigenix Limited (Trigenix), a mobile user interface company. Iridigm’s display technology, known as iMoD, enables high-resolution on mobile devices, while providing lower power consumption and other benefits. Our acquisition of Trigenix complements our BREW product offerings by enhancing the capabilities of our BREW uiOne user interface and providing other benefits. In August 2005, we completed the acquisition of ELATA, Ltd. (ELATA), a developer of mobile content delivery and device management software systems, which systems we have integrated into our “deliveryOne” family of BREW product offerings. In August 2005, we announced our intention to acquire Flarion Technologies, Inc. (Flarion), a developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology. This acquisition is anticipated to close in the first half of fiscal 2006, pending regulatory approval and other customary closing conditions. Our acquisition of Flarion is intended to broaden our ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative for differentiating their services. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that we have already dedicated over the years towards the development of OFDM/OFDMA technologies.
     We plan to continue to make strategic investments in operators (also known as wireless phone operators, wireless network operators, wireless service providers or wireless operators), licensed device manufacturers and start-up companies that we believe open new markets for our technology, support the design and introduction of new products or possess unique capabilities or technology. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income (expense). In some cases, we make strategic investments in early stage companies, which require us to consolidate or record our equity in losses of those companies. These losses will adversely affect our financial results until we exit from or reduce our exposure to these investments. We also provide financing to CDMA operators to facilitate the marketing and sale of CDMA equipment by licensed manufacturers. In fiscal 2004, we sold our controlling interests in two CDMA operators in Brazil (the Vésper Operating Companies). We plan to continue to reduce the level of investment in wireless operators, other than investments in our MediaFLO USA subsidiary, from the levels of fiscal 2003 and before.

     Giving Back. At QUALCOMM, we are not only committed to being good corporate citizens, but also good neighbors in the communities we call home. We contribute collectively as a corporation, and we participate in ways that touch people’s lives on a personal level. We encourage our employees to give their time and considerable talents to the community, and their significant volunteer efforts are evident in, for example, schools, the arts, feeding the homeless and serving on the advisory boards of not-for-profit organizations. We make donations to community causes, with a focus on programs that promote education, health and human services, and culture and the arts. Our charitable giving programs include our active and ongoing employee matching grant program, which matches a certain level of donations made by employees to qualifying organizations, and educational giving, such as engineering partnerships with universities intended to make a sustainable difference in educational systems in the various regions in which we do business. Our charitable giving and volunteer programs are based on respect for community organizations, cooperative leadership development and philanthropic creativity.
Wireless Telecommunications Industry Overview
     The International Telecommunications Union (ITU) is a telecommunication standards setting organization that is recognized as an impartial, international organization within which governments and the private sector work together to advance the development of international standards for communications technology. The ITU’s standardization activities foster the growth of new technologies, such as mobile telephony, mobile broadcast and mobile Internet, as well as the emerging global information infrastructure which handles a mix of voice, data and multimedia signals. The ITU develops internationally-agreed upon technical and operating standards to foster seamless interconnection of the world’s communication networks and their subsystems. As the world of telecommunications, information technology and media content distribution rapidly converge, the role of the ITU is to forge new recommendations that promote the interoperability of equipment and facilitate the development of advanced communication networks. The ITU identifies sound technical recommendations and develops them into internationally recognized ITU standards.
     The Telecommunications Industry Association (TIA) is a U.S.-based non-profit trade association serving the telecommunications technology industry. The TIA provides a forum for its member companies, which manufacture or supply the products and services used in global communications. Through its voluntary standards setting committees, the TIA facilitates the interoperability of new communications networks with the stated objective of working towards a competitive and innovative market environment. The TIA is a major contributor of voluntary industry standards that support global trade and commerce in communications products and systems.
     Standards Development Organizations (SDO), including, among others, TIA and Alliance for Telecommunications Industry Solutions (ATIS) in the United States, European Telecommunications Standards Institute (ETSI), Telecommunications Technology Association (TTA) in Korea, Association of Radio Industries and Businesses (ARIB) in Japan, China Communications Standards Association (CCSA), and the Institute for Electrical and Electronic Engineers (IEEE), are non-profit voluntary standards, trade and professional associations that serve the telecommunications technology industry. Through their worldwide activities, these organizations work in conjunction with the ITU, to develop common specifications to facilitate global business development opportunities. They each provide a market-focused forum for their member companies, which manufacture or supply products and services used in global communications. They also facilitate the interoperability of new communications networks with a stated objective of working towards a competitive and innovative market environment. Each organization contributes voluntary industry standards that support global trade and commerce in communications products and systems.
     None of these organizations have the enforcement authority or the ability to protect intellectual property rights. Today, these organizations generally ask participating companies to declare whether they believe they hold patents essential for compliance with a particular standard and, if so, whether they are willing to license such patents on terms and conditions that are fair, reasonable and free from unfair discrimination (and, in some instances, whether the patent holder is willing to license royalty free).
     Usage of mobile phones and other types of wireless telecommunications equipment has increased dramatically in the past decade. It is estimated that there will be nearly 3.2 billion mobile subscribers worldwide by 2010, based on forecasts made by EMC as of June 2005. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for the increasing demand for wireless voice services, including:
•	lower cost of wireless handsets, joined with an increasing selection of appealing mobile devices;

•	lower cost of service, including flat-rate and bundled long-distance calling plans;

•	an increasingly mobile workforce with increased need for wireless voice communications;

•	a consumer base that desires to be accessible, informed and entertained within a mobile environment;

•	increased coverage, roaming, privacy and call clarity of voice transmissions;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks; and

•	regulatory environments worldwide favoring increased competition in wireless telecommunications.
     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing broadband wireless access to the Internet, as well as multimedia entertainment, messaging, mobile commerce and position location services. These services have been aided by the development and commercialization of 3G wireless networks and 3G handsets which are capable of supporting higher data rates that incorporate an ever-increasing array of new features and functionality, such as assisted GPS-based position location, digital cameras with flash and zoom capabilities, internet browsers, email, interactive games, music and video downloads and software download capability (e.g., QUALCOMM’s BREW platform). In March 2005, the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that nearly 1.5 billion people will be using mobile data services by 2009 and the revenue produced from these services will account for 21% of total service revenue worldwide. We believe the growing availability of 3G-enabled handsets capable of performing a wide variety of consumer and enterprise applications will accelerate the demand for many wireless data services on a global basis and thus lead to an increased replacement rate of mobile devices to those using our technology and integrated circuits. Affordable wireless broadband data connectivity is important to the consumer and enterprise, and its demand will continue to drive the evolution of wireless standards.
     The adoption of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than a decade and a half ago, the European Community developed regulations requiring the use of a telecommunication standard known as Global System for Mobile Communications, commonly referred to as GSM, a TDMA-based technology. According to EMC, the use of this second generation wireless standard has spread throughout the world and is currently the basis for approximately 73% of the digital mobile communications in use. More than one-third of the more than 1.5 billion GSM subscribers are expected to migrate to third generation CDMA services before the end of this decade.
The Evolution of Wireless Standards
     The significant growth in the use of wireless phones worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved.
     First Generation. The first generation of wireless telecommunications, widely deployed by the late 1980s in most of the developed world, was based on analog technology. While this generation helped introduce the adoption of cellular wireless telecommunications by some business and consumer users, the technology was characterized by inherent capacity limitations, minimal or no data transfer capabilities, lack of privacy, inconsistent service levels and significant power consumption.
     Second Generation. As the deployment of mobile phone systems grew, the limitations of analog technology drove the development of second generation, digital-based technologies. Second generation digital technology provided for significantly enhanced efficiency within a fixed spectrum as well as greatly increased voice capacity compared to analog systems. Second generation technologies also enabled numerous enhanced services, including paging, e-mail, facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. However, data services (email, fax, computer connections) were generally limited to low speed transmission rates. The main second-generation digital cellular technologies are CDMA, called cdmaOne or IS-95A/B, a technology we developed and patented, North American TDMA, PDC (Personal Digital Cellular—a variant of North American TDMA), and GSM, also a form of TDMA.

     Some of the advantages of CDMA technology over both analog and TDMA and GSM-based technologies include increased network capacity, network flexibility, compatibility with Internet protocols, higher capacity for data and faster access to data (Internet), higher data throughput rates and easier transition to 3G networks. GSM has the benefits of roaming due to its wider worldwide deployment, and, for the near term, lower priced low-end handsets.
     Many GSM operators are deploying 2.5G mobile packet data technologies, such as GPRS and EDGE (Enhanced Data Rates for GSM Evolution) in areas serviced by GSM, as a bridging technology, while they wait for 3G WCDMA devices to become more readily available and affordable and can justify the expense of upgrading their GSM system to provide WCDMA service. We do not believe that GPRS and EDGE effectively compete with 3G CDMA-based packet data services, either on a cost/bit transmitted or performance basis.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high speed data and voice traffic, several 3G wireless standards were proposed to the ITU by a variety of SDOs. These proposals included both CDMA- and TDMA-based technologies. A technology standard selected for 3G must efficiently support significantly increased data speeds and increased voice and data capacity, thereby enabling new and enhanced services and applications such as mobile e-commerce, position location and mobile multimedia web browsing, including music and video downloads.
     CDMA-Based 3G Technology. In May 2000, the ITU adopted the 3G standard known as IMT-2000, which encompasses five terrestrial operating radio interfaces, three of them based on our CDMA intellectual property.
     The three IMT-2000 CDMA radio interfaces are:
(1)	CDMA Multicarrier (MC). This is also called MC-CDMA and CDMA2000. It includes CDMA2000 1X, CDMA2000 3X, 1xEV-DO, and 1xEV-DV;

(2)	CDMA Direct Spread (DS). This is also called WCDMA (Wideband CDMA) and UTRA-FDD (Universal Terrestrial Radio-Access Frequency Division Duplex).

(3)	CDMA TDD. There are two versions of CDMA TDD: TD-CDMA, also known as UTRA-TDD (Time Division Duplex), and TD-SCDMA. Effectively TD-CDMA and TD-SCDMA are different radio interfaces, but are classified as one by the ITU.
     There are two IMT-2000 radio interfaces that are not based upon CDMA:
(4)	TDMA Single Carrier. This is also called Universal Wireless Communication-136 (UWC-136). The main parts are based upon the TIA/EIA-136 standard for TDMA and EDGE.

(5)	FDMA/TDMA. This is also called Digital Enhanced Cordless Telephone (DECT).
     The two current commercial versions of CDMA2000 are: CDMA2000 1X and 1xEV-DO. These versions use a pair of 1.25 megahertz (MHz) channels to provide both voice and high-speed wireless data communications. CDMA2000 1X/1xEV-DO utilizes the same standard channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless telecommunications operators’ existing network equipment, making the migration to 3G simple and affordable. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Position location technology, accomplished through a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites, enables CDMA system operators to meet the Federal Communications Commission (FCC) mandate requiring wireless operators to implement enhanced 911 (E911) wireless emergency location services and offer other commercial location based services. In the future, updates of CDMA2000 1X and 1xEV-DO are expected to further increase performance. Other enhancements, such as multicast services, higher-resolution displays, longer battery life, push-to-talk services and voice over Internet protocol are becoming available to improve the user experience and operator profitability. The price differential between low-end third generation CDMA2000 handsets and GSM handsets is diminishing.
     Commercial deployment of CDMA2000 1X began in October 2000 in South Korea. As of August 2005, 91 operators in 46 countries offer CDMA2000 1X services on a commercial basis to more than 153 million subscribers (not including 1xEV-DO subscribers). Over 50 wireless equipment manufacturers currently offer CDMA2000 handsets or modem cards.

     Commercial deployment of CDMA2000 1xEV-DO began in January 2002 in South Korea with the introduction of SKT’s high-speed mobile multimedia and broadcast service called “June.” As of September 2005, SKT and KTF reported more than eleven million CDMA2000 1xEV-DO subscribers in Korea accounting for more than 30% of the nation’s total mobile subscriber base. Other prominent carriers such as Verizon Wireless and Sprint in the United States, KDDI in Japan, VIVO in Brazil and Telstra in Australia have deployed 1xEV-DO network equipment in numerous markets and are expanding coverage nationwide. Today, more than 80% of the CDMA market is in various stages of 1xEV-DO deployments and trials. As of August 2005, 19 operators in 13 countries offer CDMA2000 1xEV-DO services on a commercial basis to more than 15 million subscribers. The rapid growth of CDMA2000 1xEV-DO subscribers is expected to continue as more operators begin to offer the service and the cost of providing the wireless broadband service becomes more affordable and attractive through lower cost handsets, additional network enhancements, the embedding of the technology into laptops and increased competition between operators. Recently, three major laptop computer companies, Lenovo, Dell, and HP, have announced laptop products incorporating 1xEV-DO technology.
     The European Community and Cingular, a United States carrier, have focused primarily on the UTRA-FDD radio interface of the IMT-2000 standard, known as WCDMA, which is based on our underlying CDMA technology (as are all of the CDMA radio interfaces of the IMT-2000 Standard). The majority of the world’s leading wireless phone and infrastructure manufacturers (more than 60) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology. This includes the following major wireless equipment suppliers: Agilent, Alcatel, BenQ, Ericsson, Fujitsu, Hitachi, Kyocera, LG Electronics, Lucent, Panasonic, Mitsubishi, Motorola, Pantech & Curitel, NEC, Nokia, Nortel, Novatel Wireless, Samsung, Sanyo, Sharp, Siemens, Sierra Wireless and Toshiba, among others. We expect a significant growth in the WCDMA subscriber base over the next five years, mostly in Japan (led by NTT DoCoMo), Europe, China and the United States (led by Cingular); thus, we have allocated a significant amount of engineering, production and business resources to adequately support this large growth opportunity.
     The three ITU 3G CDMA radio interfaces are all based on the underlying core principles of CDMA technology; however, the CDMA2000 mode enables a direct and more economical conversion for current cdmaOne networks. While the WCDMA wireless air interface does use CDMA technology, the core network has been specifically designed to be compatible with the GSM core network, which is why it is expected that most GSM operators will migrate to WCDMA rather than to CDMA2000. We will continue to develop integrated circuits for CDMA2000 and WCDMA and expect to develop integrated circuits for all 3G versions based on CDMA when commercially worthwhile. In addition, our intellectual property rights include patents essential to implementation of each of the 3G CDMA alternative standards, and the royalty rate to be paid to us by each of our current 3G subscriber unit licensees for sales of its licensed 3G CDMA (regardless of whether it is CDMA2000, WCDMA, TD-CDMA or TD-SCDMA) subscriber products is no less than the rate that such licensee will pay for its licensed second generation cdmaOne subscriber products.
     These 3G CDMA versions (CDMA2000, WCDMA, TD-CDMA and TD-SCDMA) from a technological perspective require separate implementations and are not interchangeable. While the fundamental core technologies are derived from CDMA and, in addition to other features and functionality, are covered by our patents, they each require unique infrastructure products, network design and management. However, subscriber roaming amongst systems using different air interfaces is made possible through multimode wireless devices.
Operating Segments
     Consolidated revenues from international customers as a percentage of total revenues were 82%, 79% and 77% in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, 37% and 21% of our revenue was from customers and licensees based in South Korea and Japan, respectively, as compared to 43% and 18% during fiscal 2004, respectively, and 45% and 15% during fiscal 2003, respectively.
     Risks related to our conducting business with customers and licensees outside of the United States are described in Risk Factors — “We are subject to the risks of our and our licensees conducting business outside of the United States.” Additional information regarding our operating segments is provided in the Notes to our Consolidated Financial statements. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.”

QUALCOMM CDMA Technologies Segment (QCT)
     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning products. QCT’s integrated circuits and system software are used in wireless handsets and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time to market. QCT products are sold to many of the world’s leading wireless handset, data card and infrastructure manufacturers. In fiscal 2005, QCT shipped approximately 151 million MSM integrated circuits for CDMA wireless devices worldwide. QCT revenues comprised 58%, 64% and 63% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively. Three major customers, LG Electronics, Motorola Inc. and Samsung Electronics Company, constitute a significant portion of QCT’s revenues, such that the loss of any one of these customers could potentially reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results.
     QCT’s integrated circuit products, including the MSM, RF and PM devices and the related software enable phone manufacturers to design very small, feature-rich handsets with longer standby and talk times that support existing cdmaOne and 3G services, and enable data card manufacturers to design modems that insert into laptop computers to facilitate access to the Internet via wireless networks. For wireless infrastructure manufacturers, QCT offers integrated circuits and system software that provide wireless standards-compliant processing of voice and data signals to and from wireless handsets. In addition to the key components in a wireless system, QCT provides our customers with system reference designs and development tools to assist in customizing features and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT is also closely aligned with manufacturers and operators in product plans, design specifications and development timelines.
     The 1xEV-DO technology is designed to provide reliable, cost-effective and always-on wireless data and Internet access to consumers. It is fully compatible with existing cdmaOne and CDMA2000 1X technologies and has been standardized as part of the CDMA2000 mode of the 3G standard. The 1xEV-DO technology can be embedded in phones, laptop and handheld computers, and other fixed, portable and mobile devices to enable manufacturers to deliver products with access to services that were previously only available through wired connections to the Internet or to enterprise networks. The 1xEV-DO technology also allows operators to leverage their current infrastructure investment and maintain compatibility with existing phone equipment. We designed and developed a complete package of products, including both infrastructure and phone integrated circuits, in support of the industry-wide movement to standardize, develop and deploy 1xEV-DO technology in CDMA2000 networks.
     Leveraging our expertise in CDMA, we have developed integrated circuits for manufacturers and operators deploying the WCDMA version of 3G. More than 30 wireless device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA and HSDPA, for their devices. To support near-term commercial network roll-outs, we have also completed interoperability testing with global infrastructure providers representing wireless network operators worldwide using test devices based on our integrated circuit products.
     Our MSM integrated circuit products are offered on four distinct platforms in order to address specific market segments and offer products tailored to the needs of users in those various market segments. The Value Platform addresses entry-level markets and enables voice-centric and basic data wireless phones. The Value Platform includes our Single Chip (SC) product family, the industry’s first single-chip CDMA2000 1X products targeted at lowering overall handset costs and driving the broader adoption of high-speed data services in emerging markets. We expect to ship samples of the SC family of products in the first quarter of fiscal 2006.
     The Multimedia and Enhanced Multimedia Platforms are designed to facilitate the rapid adoption of high-speed wireless data applications. Features from the Multimedia and Enhanced Multimedia Platforms include support for multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics and advanced position-location capabilities. There are more than 120 commercial devices currently available based on our CDMA2000 Multimedia Platform MSM6500 and Enhanced Multimedia Platform MSM6550 integrated circuits. More than 110 WCDMA/HSDPA devices based on Multimedia Platform MSM6250 and Enhanced Multimedia Platform MSM6275 integrated circuits are currently either in design or are commercially available. The MSM6275 was our first high performance HSDPA integrated circuit shipped to customers in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, we shipped samples of our second generation HSDPA integrated circuit, the MSM6280, which supports data speeds of up to 7.2 megabits per second to enable the deployment of advanced data and multimedia services among wireless subscribers worldwide. The MSM6280 integrated circuit also integrates advanced receiver technologies for increased data throughput and network capacity.

     The Convergence Platform enables portable business, high-fidelity entertainment, interactive 3D gaming and other advanced multimedia, connectivity and position location applications which are easily integrated to enable the convenience of wireless devices and the next generation of wireless capabilities. In fiscal 2005, we shipped samples of the dual-CPU MSM7500 Convergence Platform single-chip product, which addresses CDMA2000 1X, CDMA2000 1xEV-DO, CDMA2000 1xEV-DO Revision A and GSM/GPRS air interfaces and incorporates popular digital electronics functionalities into wireless devices.
     Our Cell Site Modem (CSM) integrated circuit products are the primary integrated circuits in a wireless operator’s base station equipment. In fiscal 2005, we shipped samples of the CSM6800, for CDMA2000 1xEV-DO Revision A infrastructure equipment, which provides a seamless migration path to the next evolution of CDMA2000. Revision A enables rich wireless multimedia services such as high-speed transfer of bandwidth-intensive files (including high-quality pictures, video and music) and interactive 3D gaming, as well as multicasting services powered by our FLO technology. The CSM6700 product is compatible with IS-95 and CDMA2000 1X Revision A standards.
     Our gpsOne position-location technology is in more than 150 million gpsOne-enabled handsets sold worldwide. Enabling a range of more than 200 consumer and enterprise location-based services around the globe, gpsOne supports four modes of operation across a variety of terrains: Hybrid Mobile Station-Assisted GPS (Global Positioning System) enables a location fix whenever a call can be placed; Mobile Station-Assisted GPS provides extreme sensitivity to GPS signals across a broad range of environments; Mobile Station-Based GPS provides repetitive fix capabilities that are ideal for navigation, tracking and games; and Standalone GPS enables positioning in off-network scenarios. Compatible with all major air interfaces, the gpsOne technology is the industry’s only fully-integrated wireless baseband and GPS product, and has enabled CDMA system operators to cost-effectively meet the FCC’s E911 mandate.
     In order to provide optimized system products, we expanded our portfolio of power management integrated circuits to address all market segments. The PM6620 was announced in fiscal 2005, and is designed to address cost-sensitive markets by being interfaced with MSM products from the Value Platform. The PM6630 and PM6640 were also announced in fiscal 2005, and support the Multimedia Platform of products. All three PM integrated circuits deliver enhanced performance, time-to-market advantages and reduced power demands on wireless handsets when combined with MSM integrated circuits.
     In fiscal 2005, we announced a relationship with Philips Semiconductor, Inc. to provide support for Philips’ wireless local area network (WLAN) module on select MSM integrated circuits. These MSM integrated circuits will offer connectivity to WLAN networks, as well as to existing wireless networks, and will feature compatibility with 802.11b and 802.11g protocols on both CDMA2000 and WCDMA networks.
     In fiscal 2005, we also announced the introduction of the MBD1000 integrated circuit, which supports our FLO technology. Operating in the 700 MHz spectrum with an RBR1000 radio receiver, the MBD1000 will interface with integrated circuits from the Multimedia Platform for both CDMA2000 and WCDMA networks.
QUALCOMM Technology Licensing Segment (QTL)
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the net selling price of licensed products. Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 32%, 27% and 26% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively.
QUALCOMM Wireless & Internet Segment (QWI)
     QWI revenues comprised 11%, 12% and 13% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively. The three divisions aggregated into QWI are:
     QUALCOMM Internet Services (QIS). The QIS division provides technology to support and accelerate the growth of the wireless data market. The BREW (Binary Runtime Environment for Wireless) platform is an application execution environment that provides an open platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. The BREW platform is part of a complete package of products for wireless applications development, device configuration, application distribution, and billing and payment. The BREW platform currently leverages the capabilities available in QCT’s integrated circuits and system software, enabling development of feature-rich applications and content while maximizing memory utilization and system performance. BREW products and services include the BREW SDK for developers, the BREW applications platform (i.e. software programs) and interface tools for device manufacturers, the uiOne customized user interface product, and the deliveryOne Content Distribution System that enables wireless network operators to deliver applications and content to market while providing settlement of the billing and payment process. The BREW platform also includes BREW extensions, such as virtual machines, browsers and other interpreters that process executable content, such as JAVA midlets (applications written using the Java language to run on JAVA 2 Micro Edition Virtual Machines within wireless mobile devices), JavaScript (a scripting language used to author instructions from execution on a device), Flash (a technology developed by Macromedia to author Scalable Vector Graphics), XHTML and HTML (“mark up” program languages used to author web-based content). BREW-based services enable consumers to customize their handsets by downloading applications over-the-air from an operator’s application download server.
     KTF, a leading wireless phone operator in South Korea, launched the world’s first commercial BREW-enabled applications service in 2001. KTF’s BREW-enabled wireless data service runs on both CDMA2000 1X and EV-DO high-speed data networks. Numerous other operators have since commercially launched BREW services, including Verizon Wireless, Alltel, US Cellular and Midwest Cellular in the United States, KDDI in Japan, Telstra in Australia, Telefonica in Colombia, VIVO in Brazil, Reliance and Tata in India, and China Unicom in China.
     In January 2002, we announced a multi-year licensing agreement with Nextel for QChat, a technology developed to provide a reliable method of instant connection and two-way communication between users via their mobile phones. Using QChat, users may speak with other users virtually instantaneously at the push of a button. It enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of handset software, management of group membership by subscribers and ad-hoc creation of chat groups. It uses voice-over Internet protocol technologies, thereby sending voice information in digital form over Internet protocol-based data networks (including CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network.
     QUALCOMM Wireless Business Solutions (QWBS). The QWBS division provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. The satellite-based OmniTRACS mobile communications system was first introduced in the United States in 1988. Through September 2005, we have shipped over 566,000 satellite-based mobile communications systems (OmniTRACS, EutelTRACS and TruckMAIL) and over 85,000 terrestrial-based mobile communications systems (OmniExpress, T2 Untethered TrailerTRACS and GlobalTRACS), which currently operate in over 39 countries. Message transmission and position tracking for the OmniTRACS and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress, T2 Untethered TrailerTRACS, GlobalTRACS and OmniOne systems use wireless digital terrestrial networks for messaging transmission, and the GPS constellation for position tracking. These mobile communications systems help transportation companies, private fleets and construction equipment fleets improve the utilization of assets and increase efficiency and safety by improving communications between drivers, machines and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals, and vehicle and driving performance information.
     In the United States and Mexico, we manufacture and sell OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS and GlobalTRACS mobile communications equipment, sell related software packages and provide ongoing messaging and maintenance services. We have sold OmniTRACS, TruckMAIL and OmniExpress systems for use by private trucking fleets, service vans, marine vessels, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Our GlobalTRACS system is sold to the construction equipment industry, providing wireless access to equipment operating data and location, regardless of equipment type or manufacturer. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada. We estimate the Network Management Center currently processes over nine million messages and position reports per day.

     In fiscal 2004, we began shipping T2 Untethered TrailerTRACS for private fleets and for-hire carriers. The T2 Untethered TrailerTRACS product is an advanced, stand-alone wireless system that provides rapid-status visibility into trailer locations and operational events and vehicle position reporting for improved fleet utilization and security. Features include sophisticated on-board hardware, advanced power management, complete network services, cargo and door sensors and data integration capabilities using state-of-the-art, multimode communications. We recently announced the availability of two new applications, the QUALCOMM Hours of Service (HOS) and Automated Arrival & Departure (AA&D) applications. The QUALCOMM HOS application is a management tool that helps fleet managers optimize dispatch assignments by providing driver availability information. AA&D gives fleet managers information needed to monitor delivery schedules, recognize inefficiencies, improve on-time performance and prevent detention billing disputes.
     In addition to the United States, the OmniTRACS system is currently operating throughout Europe and in the Middle East, Argentina, Brazil, Canada, Mexico, China, Japan and South Korea. Outside of the United States, Mexico and Europe, we work with distributors or through joint ventures to provide the OmniTRACS service and products in foreign markets. We generate revenues from the OmniTRACS system through license fees, sales of network products and terminals, and messaging and service fees. Service providers that operate network management centers for a region under our granted licenses provide OmniTRACS messaging services.
     QUALCOMM Government Technologies (QGOV). The QGOV division (formerly known as QUALCOMM Digital Media, or QDM) provides development, hardware and analytical expertise to United States government (USG) agencies involving wireless communications technologies. We have developed, produced and shipped second generation CDMA secure wireless terrestrial phones for the USG that operate in enhanced security modes (referred to as Type 1) and incorporate end-to-end encryption. In fiscal 2005, QGOV adapted, integrated and shipped CDMA2000 1X deployable base stations to the USG. Additionally, OmniTRACS products and services are being used for USG worldwide applications and were sold to the USG during fiscal 2005. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.
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
     Our MediaFLO USA subsidiary, a wireless multimedia operator, is expected to begin commercial operations in latter 2006. MediaFLO USA will offer a nationwide mediacast network based on our FLO (Forward Link Only) technology and MediaFLO MDS (Media Distribution System) as a shared resource for wireless operators and their customers within the United States. We are developing our MediaFLO MDS and FLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. The MDS will provide wireless network operators the ability to enhance their multimedia service offering capabilities via efficient scheduling and delivery of multimedia content. Wireless network operators can utilize the MDS with their current unicast networks and with multicast networks, which are soon to be available, operating on CDMA2000 1xEV-DO or WCDMA. The MDS is not air interface specific and thus can be utilized by CDMA2000, WCDMA and FLO technology operators alike. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO MDS and FLO technology are complementary to existing wireless networks because interactive services are supported within the mobile device using the CDMA2000 1X, 1xEV-DO or WCDMA wireless link. Furthermore, the MediaFLO MDS can seamlessly integrate multicasting services provided over 3G operator networks with such services provided over a stand-alone FLO network.
     MediaFLO USA plans to use nationwide 700 MHz spectrum for which we hold licenses and will be procuring and distributing content which we will make available wholesale to our wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator customers. Effective as of the beginning of fiscal 2005, we presented the operating results of MediaFLO USA in the QSI segment. We are evaluating a number of corporate structuring options, including distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
Other Businesses
     QUALCOMM Wireless Systems (QWS). The QWS division sells products and provides services under new commercial agreements to Globalstar LLC (New Globalstar) and its service providers and other customers. New Globalstar operates a worldwide, low-Earth-orbit satellite-based telecommunications system. We received membership interests in New Globalstar in fiscal 2004 as a result of its emergence from bankruptcy related to our claims as a creditor. On October 5, 2004, we received an additional ownership interest in New Globalstar as partial consideration for the sale of mobile phones. At September 25, 2005, we held an approximate 6.7% interest in New Globalstar in our QSI segment.
     QUALCOMM MEMS Technologies (QMT). QMT is developing display technology for the full range of consumer-targeted mobile products. QMT’s iMoD technology, based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics, is expected to provide substantial performance, power consumption and cost benefits as compared to current display technologies. We expect the iMoD product to deliver a vivid and realistic display image quality that can withstand extreme temperatures and be viewed in virtually any environment, including bright sunlight. Displays have become a key factor in the overall power consumption of wireless devices, with the increasing use of vibrant color screens and multimedia applications that generate rapidly changing images. The iMoD product is expected to offer significantly lower power consumption than existing display products, thereby extending the battery life of wireless devices. With the inclusion of color displays in all types of wireless phones, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the handset. An iMoD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus enabling advanced multimedia capabilities on all tiers of mobile devices.
Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a strong and proven track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2005, 2004 and 2003 totaled approximately $1.01 billion, $720 million and $523 million, respectively. Research and development expenditures in fiscal 2005, 2004 and 2003 were primarily related to integrated circuit product and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X/1xEV-DO, WCDMA, HSDPA, GSM/GPRS/EDGE and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
     In fiscal 2005, we opened six research and development centers in California, India, Taiwan and the United Kingdom. The centers support our global CDMA development activities and ongoing efforts to advance CDMA technologies. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.
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

     The QWBS division of QWI markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. QWBS’ sales and marketing strategy is to enter into contracts with companies in our target markets by providing high-value wireless fleet management products and services to the transportation, logistics and construction equipment industries.
     Marketing activities include participation in technical conferences and trade shows, development of business cases, competitive analyses and other marketing collateral and programs. Corporate Marketing provides company information on products, strategies and technology to industry analysts and publications which are also supported on our Internet website. We also developed and maintain an Internet website (www.3Gtoday.com) dedicated to highlighting commercial 3G wireless services and products around the world.
     Our CDMA Development Center in China is a 36,000 square foot facility in Beijing in what is popularly known as “China’s Silicon Valley.” The center provides training, support and equipment testing services primarily to manufacturers and mobile operators in China, as well as supporting research and development of 3G wireless standards based on CDMA. The center houses the QUALCOMM CDMA University which offers classroom and hands-on training programs on CDMA2000 and WCDMA. The center also offers a highly-integrated test program designed to enable time and cost savings when bringing products to market. The center and its staff are focused on providing China with the resources to enable the most timely development of its mobile communications industry using our technologies and applications, such as cdmaOne, CDMA2000 1X/1xEV-DO, GSM1x and gpsOne. The center also supports the transfer of certain hardware and software technologies for product development and manufacturing to licensed manufacturers, as well as network design and optimization methods to operators and government bodies in China.
Competition
     Competition in the wireless telecommunications industry throughout the world continues to increase at a rapid pace as businesses and governments realize the market potential of telecommunications products and services. We have facilitated competition in the CDMA market by licensing a large number of manufacturers. Although we have attained a major position in the industry, many of our current and potential competitors may have advantages over us, including:
•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.
     These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to channels in markets not currently deploying wireless communications technology or markets primarily deploying 2G wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition, many of these companies are licensees of our technology and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the market place for products based on 3G standards. Although we intend to continuously develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of wireless technologies. We also expect that the price we charge for our products and services may continue to decline as competition intensifies.
     QCT Segment. The markets in which our QCT segment operates are intensely competitive. QCT competes worldwide with a number of United States and international semiconductor designers and manufacturers in the United States and internationally. As a result of the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, we anticipate that additional competitors will enter this market. We believe that the principal competitive factors for CDMA integrated circuit providers to our addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time to market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which we compete against alternative CDMA integrated circuit providers vary by product platform. We also compete against alternative wireless communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA and analog.
     QCT’s current competitors include major semiconductor companies such as Freescale, Infineon, NEC, Philips, STMicroelectronics, Texas Instruments and VIA Telecom, as well as major telecommunication equipment companies such as Ericsson, Matsushita, Motorola, Nokia and Samsung, who design their own integrated circuits and software for certain products. QCT also faces competition from some start-up ventures.
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
     We have entered into licensing agreements with certain companies, including EoNex Technologies, Infineon, Lucent, Motorola, NEC, Philips, Texas Instruments and VIA Telecom. These licenses permit the licensees to manufacture CDMA-based integrated circuits using certain of our intellectual property for sale to CDMA-based phone manufacturers. In exchange for granting the licenses, we are entitled to receive license fees, royalties (determined as a percentage of the selling price of the integrated circuits) and/or royalty-free cross-licenses, which allow us to use these companies’ CDMA and, in some cases, non-CDMA intellectual property for specified purposes. In every case, the phone manufacturers’ sales of CDMA-based phones are subject to the payment of royalties to us on the products into which the integrated circuits are incorporated in accordance with the manufacturers’ separate licensing arrangements with us. We license our CDMA intellectual property to the competitors of our QCT segment to support the deployment of CDMA-based systems and technologies worldwide in order to grow our royalty revenues from customers licensed to sell CDMA phones and equipment. We believe that, if CDMA based systems expand sufficiently, QCT’s business will also grow, even if we lose market share. To date, most cdmaOne and CDMA2000 phone manufacturer licensees have elected to purchase their CDMA-based integrated circuits from us.
     QTL Segment. As part of our strategy to generate new and ongoing licensing revenues, significant resources are allocated to develop leading edge technology for the telecommunications industry. In addition to licensing manufacturers of subscriber and network equipment, we have made licenses to our essential CDMA patents available to competitors of our QCT segment. We face competition in the development of intellectual property for future generations of digital wireless communications technology and services.
     On a worldwide basis, we currently compete primarily with two digital wireless telecommunications technologies, TDMA and GSM/GPRS. TDMA has been deployed primarily in the United States and Latin America. Variations of TDMA have also been deployed in other countries, such as PDC (Personal Digital Cellular) in Japan and PAS (Personal Access System) in China. GSM has been extensively utilized in Europe, much of Asia other than Japan and Korea, and certain other markets. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all third generation wireless systems. In addition, many GSM operators have deployed or are expected to deploy GPRS, a packet data technology, as a 2.5G bridge technology, and some GSM operators plan to deploy EDGE, while waiting for third generation WCDMA to become available and/or more cost effective for their system. A limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, that divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. We have invested in the development of our own OFDMA technology and intellectual property and have recently entered into an agreement to purchase Flarion, a major developer and patent holder of OFDMA technology.
     QWI Segment. Existing competitors of our QWBS division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over ten key competitors to our OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS, QConnect and OmniOne products and services, as well as over six key competitors to our GlobalTRACS system. Internationally, we face several key competitors each in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets.
     We have numerous competitors for each of our BREW products and services. These competitors are continuing to develop their products with a focus on client, provisioning, user interface, content distribution, and billing products and services. Competitors are attempting to offer value added products and services similar, in many cases, to our existing or developing BREW technologies. In some cases, competitors are continuing to explicitly attempt to displace only certain components or areas of the greater BREW offering, such as only the runtime client/device environment portion of BREW. In addition, certain competitors in the computing and device manufacturing industries are now beginning to more aggressively attempt to replicate the entire BREW system offering that includes both runtime device environments and billing/distribution systems. Similarly, some operators are developing their own solutions by piecing together both internal and external components. Emergence of these and other new competitors may adversely impact our margins and market share.
Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have been granted more than 1,540 United States patents and have over 2,500 patent applications pending in the United States. The vast majority of such patents and patent applications relate to our CDMA digital wireless communications technology. We also have and will continue to actively file for patent protection outside the United States and have received numerous CDMA patents with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, India and elsewhere.
     The standards bodies and the ITU have been informed that we hold essential intellectual property rights for all 3G standards that are based on CDMA. We have committed to the ITU to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination.
     Under our CDMA license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the net selling price of CDMA subscriber, infrastructure, test and integrated circuits products. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. Our CDMA license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain CDMA products, e.g., CDMA application specific integrated circuits (ASICs) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products. Under their existing agreements with us, two entities were entitled to share in a percentage of the royalty revenues that we receive from third parties for their sale of certain CDMA products. Our sharing obligation under one of these arrangements expired in fiscal 2005, and the other sharing obligation will expire in fiscal 2006.
     As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to other companies, including the competitors of our QCT segment, the rights to design, manufacture and sell products utilizing certain portions of our CDMA intellectual property. Our current publicly-announced CDMA licensees are listed on our Internet website (www.qualcomm.com).
Employees
     As of September 25, 2005, we employed approximately 9,300 full-time, part-time and temporary employees. During fiscal 2005, the number of employees increased by approximately 300 from acquisitions and 1,400 primarily from increases in engineering resources.
Available Information
     Our Internet address is www.qualcomm.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our Internet website.

The information found on our Internet website is not part of this or any other report we file with or furnish to the SEC.
     The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
Executive Officers
     Our executive officers and their ages as of September 25, 2005 are as follows:
     Irwin Mark Jacobs, age 71, one of the founders of the Company, has served as Chairman of the Board of Directors since July 1985. He also served as Chief Executive Officer of the Company from July 1985 to June 2005. Dr. Jacobs received his B.S. degree in Electrical Engineering from Cornell University and his M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Irwin Jacobs is the father of Dr. Paul Jacobs, our Chief Executive Officer, and Jeffrey A. Jacobs, President of QUALCOMM Global Development.
     Paul E. Jacobs, age 42, has served as a director since June 2005 and as our Chief Executive Officer since July 2005. He served as Group President of the QUALCOMM Wireless & Internet Group from July 2001 to June 2005. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, a M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Jeffrey A. Jacobs, President of QUALCOMM Global Development.
     Steven R. Altman, age 44, has served as our President since July 2005. He served as an Executive Vice President from November 1997 to June 2005 and as President of our Technology Licensing division from September 1995 to April 2005. Mr. Altman received a B.S. degree from Northern Arizona University and a J.D. from the University of San Diego.
     Sanjay K. Jha, age 42, has served as Group President, QUALCOMM CDMA Technologies (QCT) since February 2004 and as an Executive Vice President since December 2003. He was appointed President of QCT in January 2003. He served as a Senior Vice President from August 2000 to March 2002 and subsequently as Senior Vice President and General Manager of QUALCOMM Technologies & Ventures from March 2002 to January 2003. Dr. Jha holds a Ph.D. in Electronic and Electrical Engineering from Strathclyde University, Scotland and a B.S. degree in Engineering from the University of Liverpool, England.
     William E. Keitel, age 52, has served as an Executive Vice President since December 2003 and as our Chief Financial Officer since February 2002. He previously served as a Senior Vice President and as our Corporate Controller from May 1999 to February 2002. Mr. Keitel received a M.B.A. from Arizona State University and a B.A. degree in Business Administration from the University of Wisconsin.
     Roberto Padovani, age 51, has served as an Executive Vice President and as our Chief Technology Officer since January 2002. He previously served as Senior Vice President from July 1996 to July 2001 and as Executive Vice President from July 2001 to January 2002 of our Corporate Research and Development. Dr. Padovani received a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.
     Marvin Blecker, age 58, has served as President of QUALCOMM Technology Licensing (QTL) since April 2005. From November 2001 to April 2005 he served as General Manager of QTL, as well as Senior Vice President of that division from October 1995 to November 2001. He holds B.S. and M.S. degrees in Mathematics and a M.S. degree in Electrical Engineering-Systems Science from the Polytechnic Institute of Brooklyn, New York (now Polytechnic University).
     Jeffrey A. Jacobs, age 39, has served as President of QUALCOMM Global Development since May 2001. He served as Senior Vice President of Business Development from June 1999 to May 2001. Mr. Jacobs holds a B.A. degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Dr. Paul E. Jacobs, a member of our Board of Directors and our Chief Executive Officer.

     Margaret “Peggy” L. Johnson, age 43, has served as President of QUALCOMM Internet Services (QIS) since July 2001. Prior to that time she served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     Louis M. Lupin, age 50, has served as a Senior Vice President and as our General Counsel since September 2000. Mr. Lupin received a B.A. degree from Swarthmore College and a J.D. from Stanford Law School.
     Daniel L. Sullivan, age 54, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a Ph.D. in Organization Communication from the University of Nebraska. He also holds B.S and M.A. degrees in Communication from Illinois State University and West Virginia University, respectively.
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
Risks Related to Our Businesses
If CDMA technology deployment does not expand as anticipated, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the anticipated acquisition of Flarion, there will be an increased emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDMA/OFDM intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, or if wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation technology, our business and financial results could suffer. Further, if OFDMA technology is not adopted and deployed commercially, our anticipated investment in Flarion and OFDMA technology may not provide us a significant return on investment.
     To increase our revenues and market share in future periods, we are dependent upon the commercial deployment of third generation (3G) wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000, WCDMA or other CDMA systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although we have hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio.
     Our business and the deployment of our technologies are dependent on the success of our customers and licensees. Our licensees may incur lower operating margins on products based on our technologies than on products using alternative technologies due to greater competition in the relevant market or other factors. If CDMA phone and/or infrastructure manufacturers exit the CDMA market, the deployment of CDMA technology could be negatively affected, and our business could suffer.

Our three largest customers accounted for 39%, 40% and 43% of consolidated revenues in fiscal 2005, 2004 and 2003, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     QCT Segment. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and could harm our ability to achieve or sustain desired levels of profitability. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	value added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.
     QTL Segment. Our QTL segment derives royalty revenues from sales of CDMA products by our licensees. Although we have more than 130 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees.

Changes in financial accounting standards related to share-based payments are expected to have a significant effect on our reported results.
     The Financial Accounting Standards Board recently issued a revised standard that requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. As a result, our adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility.
We depend upon a limited number of third party manufacturers to provide component parts, subassemblies and finished goods for our products. We are expanding our manufacturing model to purchase silicon wafers from foundries and to contract directly with third party manufacturers for assembly and test services. Any disruptions in the operations of, or the loss of, any of these third parties could harm our ability to meet our delivery obligations to our customers and increase our cost of sales.
     Our ability to meet customer demands depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in component supply, an inability of our partners to react to rapid shifts in demand or a significant increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.
     QCT Segment. Die, cut from silicon wafers, are the essential components for all of our integrated circuits and a significant portion of the total integrated circuit cost. We do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Instead, we utilize a fabless model whereby we rely on a limited number of independent third party manufacturers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry partners are responsible for supplying fully assembled and tested integrated circuits. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. Atmel, Freescale (formerly Motorola Semiconductor) and IBM are the primary foundry partners for our family of radio frequency and analog integrated circuits.
     Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers. To the extent that we do not have firm commitments from our manufacturers over a specific time period or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing deliveries to us on short notice.
     Some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a product reaches a significant volume level, we typically establish alternate suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves risks. These risks include possible shortages of capacity, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demands. These constraints substantially diminished during the second quarter of fiscal 2005 and were alleviated in the third quarter of fiscal 2005, with improvements to supply more closely aligning with our then current customer demand profile. To improve the supply and delivery of integrated circuits from our suppliers, we worked with our existing suppliers to increase available manufacturing capacity and increased and extended our firm orders to our suppliers.

     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, we began to expand our manufacturing model in fiscal 2005 to include purchasing silicon wafers directly from semiconductor manufacturing foundries. Under our expanded manufacturing model, we contract directly with third party manufacturers for assembly and test services, and we ship the final integrated circuits to our customers. We expect to increase the volume of our silicon wafer purchases directly from our foundry suppliers and to continue to purchase products on a turnkey basis. We do not have a history working with these third parties under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the ramp-up stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
     In addition to the expansion of our manufacturing model, our operations may also be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers and may be harmed by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, widespread illness, terrorism, war, political unrest, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third party manufacturer or the inability of a third party manufacturer to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers.
     In addition, one or more of our manufacturers may obtain licenses from us to manufacture CDMA integrated circuits that compete with our products. In this event, the manufacturer could elect to allocate scarce components and manufacturing capacity to their own products and reduce deliveries to us. In the event of a loss of or a decision to change a key third party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers.
We and our licensees are subject to the risks of conducting business outside the United States.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 82%, 79% and 77% in fiscal 2005, 2004 and 2003, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	changes in legal or regulatory requirements, including regulations governing the materials used in our products;

•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	inflation and deflation;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices and loans.
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or be enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During fiscal 2005, 37% and 21% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 43% and 18%, respectively, during fiscal 2004, and 45% and 15% during fiscal 2003, respectively. These customers based in South Korea and Japan sell their products to markets worldwide, including Japan, South Korea, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, or the economies of the major markets they serve would materially harm our business.
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

Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our anticipated revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U. S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.
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
Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on phone inventories at CDMA equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. Should such negative events occur, subsequent economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     This competition may result in increased development costs and reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products, there is no guarantee that such mitigation will occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
     Companies that promote non-CDMA technologies (e.g., GSM and WiMax) and companies that design competing CDMA integrated circuits are included amongst our competitors. Examples of such competitors (some of whom are strategic partners of ours in other areas) include Ericsson, Freescale, Intel, NEC, Broadcom, Nokia, Samsung, Agere, Texas Instruments and VIA Telecom. With respect to our QWBS business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions causing a downturn in the market for our products or technology, and in turn affecting the timing of customer orders or causing cancellations or rescheduling of orders, could also adversely affect our operating results. Moreover, our customers may change delivery schedules or cancel or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.
     Our future operating results will be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated customers or licensees, both domestically and internationally; our ability to develop, introduce and market new technology, products and services on a timely basis; management of inventory by us and our customers and their customers in response to shifts in market demand; changes in the mix of technology and products developed, licensed, produced and sold; seasonal customer demand; the Flarion acquisition; and other factors described elsewhere in this Annual Report and in these risk factors. Our cash investments represent a significant asset that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities.
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
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	inflation and deflation;

•	widespread illness;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.
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
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Further, if OFDMA technology is not adopted and deployed commercially, our anticipated investment in Flarion and OFDMA technology may not provide us a significant return on investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our iMoD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products will meet our expectations.
     The market for our products and technology is characterized by many factors, including:
•	rapid technological advances and evolving industry standards;

•	changes in customer requirements;

•	frequent introductions of new products and enhancements;

•	evolving methods for transmission of wireless voice and data communications; and

•	intense competition from companies with greater resources, customer relationships and distribution capabilities.
     Our future success will depend on our ability to continue to develop and introduce new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology, and products and technology currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technology could decrease, and our competitive position could be damaged.
The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the international standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Any action we take to influence such potential changes could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
     A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and implementations of OFDM and OFDMA systems. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA or multimode products and technologies, demand for our licensees’ products, and our profitability.
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
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. In such case, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result.
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
Our QWBS business depends on the availability of satellite and other networks.
     Our OmniTRACS system currently operates in the United States market on leased Ku-band satellite transponders. Our primary data satellite transponder and position reporting satellite transponder lease runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States OmniTRACS operations through fiscal 2012. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QWBS terrestrial-based products rely on various wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
     Message transmissions for QWBS operations are formatted and processed at the Network Management Center in San Diego, California, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Both centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
     From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business, delays in our external financial reporting or failures in our system of internal controls, that could have a material adverse effect on our results of operations.
We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.
     We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal income tax law and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We continue to anticipate significant increases in human resources, particularly in engineering, through fiscal 2006. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased reduced coverage at substantially higher cost than in the past. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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
     Further, we have distributed a dividend of one right for each outstanding share of our common stock pursuant to the terms of our preferred share purchase rights agreement. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock. This right may have the effect of delaying or preventing a change in our control without action by our stockholders.

Item 2. Properties
     At September 25, 2005, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
15	United States	Owned	1,860	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.

36	United States	Leased	1,232	Administrative offices, research and development, sales and marketing, service functions and network management hub.

7	Mexico	Leased	125	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

3	China	Leased	83	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

5	Korea	Leased	60	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

4	England	Leased	52	Administrative offices, research and development and sales and marketing.

5	India	Leased	41	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	38	Administrative offices, research and development and sales and marketing.

4	Germany	Leased	22	Administrative offices, research and development and sales and marketing.

56	Other International	Leased	146	Administrative offices, research and development and

				sales and marketing.

	Total square footage		3,715

     In addition to the facilities above, we also own or lease an additional approximate 661,000 square feet of properties that are leased or subleased to third parties. Our leases expire at varying dates through 2015 not including renewals that would be at our option.

     We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our long-term business plan. In fiscal 2005, we announced our plans to expand our backup Network Management Center in Las Vegas, which uses satellite and terrestrial-based technologies to track freight transportation and shipping nationwide, by approximately two hundred thousand square feet. We expect to place the new and expanded facilities in service starting in fiscal 2006 through fiscal 2008. We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against us, alleging unlawful age discrimination in their selection for layoff in 1999, and seeking monetary damages based thereon. On June 18, 2003, the Court ordered decertification of the class and dismissed all remaining claims of the plaintiffs. On August 1, 2005, the Ninth Circuit Court of Appeals upheld the judgment in our favor. On June 20, 2003, 76 of the opt-in plaintiffs filed, but did not serve, a new action in the same court, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. All plaintiffs have now dismissed all remaining claims in exchange for our agreement not to seek litigation costs against them.
     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against us and SnapTrack, Inc. (Snaptrack), a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in our and Snaptrack’s favor on Zoltar’s complaint and awarded us and SnapTrack our costs of suit. Zoltar filed a notice of appeal, and we and SnapTrack filed a responsive notice and motion to dismiss. Zoltar’s appeal was dismissed and the issue of reaching a final judgment on issues aside from non-infringement is pending before the district court.
     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On December 2, 2002, we filed an action in the United States District Court for the Southern District of California against Maxim alleging infringement of three patents and seeking monetary damages and injunctive relief based thereon. We amended the complaint, bringing the total number of patents at issue to four and adding misappropriation of trade secret and unfair competition claims. Maxim counterclaimed against us, alleging antitrust violations, patent misuse and unfair competition seeking monetary damages and injunctive relief based thereon. On May 5, 2004, the Court granted Maxim’s motion that no indirect infringement arose in connection with defendants’ sales of certain products to certain of our licensees. A motion we made for preliminary injunction regarding the alleged trade secret misappropriations by Maxim was heard on January 4, 2005. The Court found that Maxim had acted unlawfully by misappropriating our trade secrets and issued an injunction order prohibiting further misappropriation and requiring Maxim to notify customers of the order. Maxim has sought appellate review of the injunction order.
     Whale Telecom Ltd v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued us in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that we fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against us alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against us alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the actions.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, we filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. Discovery has yet to begin in the action.

     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, we filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. Broadcom has yet to answer.
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
     On October 28, 2005, it was reported that six telecommunications companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that we violated European Union competition law in our WCDMA licensing practices. To date, we have not been formally served with the complaints.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by other parties are without merit and will vigorously defend the actions. We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. We are engaged in numerous other legal actions arising in the ordinary course of its business and believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. In addition, some matters that have previously been disclosed may no longer be described because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our operating results, liquidity or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 25, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     On July 13, 2004, we announced a two-for-one stock split in the form of a stock dividend. Stock was distributed on August 13, 2004 to stockholders of record as of July 23, 2004. All references in this Annual Report to number of shares and per share amounts reflect the stock split.
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

	High ($)	Low ($)
Fiscal 2004
First quarter	26.82	20.50
Second quarter	32.64	26.40
Third quarter	35.03	30.90
Fourth quarter	41.17	33.66

Fiscal 2005
First quarter	44.99	37.71
Second quarter	44.91	33.99
Third quarter	38.52	32.08
Fourth quarter	44.92	32.98
     As of October 31, 2005, there were 10,595 holders of record of our common stock. On October 31, 2005, the last sale price reported on the NASDAQ National Market for our common stock was $39.76 per share.
Dividends
     On March 2, 2004, we announced an increase in our quarterly dividend from $0.035 to $0.050 per share on our common stock. On July 13, 2004, we announced an increase in our quarterly dividend from $0.050 to $0.070 per share on our common stock. On March 8, 2005, we announced an increase in our quarterly dividend from $0.070 to $0.090 per share on our common stock. Cash dividends announced in fiscal 2004 and 2005 were as follows (in millions, except per share data):

				Cumulative
	Per Share		Total	by Fiscal Year
Fiscal 2004
First quarter	$0.07	(1)	$112	$112
Second quarter	0.05		81	193
Third quarter	—	(2)	—	193
Fourth quarter	0.07		114	$307

Total	$0.19		$307

Fiscal 2005
First quarter	$0.07		$115	$115
Second quarter	0.07		115	230
Third quarter	0.09		147	377
Fourth quarter	0.09		147	$524

Total	$0.32		$524

(1)	In the first quarter of fiscal 2004, we announced two dividends of $0.035 per share which were paid in the first and second quarters of fiscal 2004.

(2)	We paid a dividend of $0.05 per share in the third quarter of fiscal 2004 that had been announced in the second quarter of fiscal 2004.
     On October 10, 2005, we announced a cash dividend of $0.09 per share on our common stock, payable on January 4, 2006 to stockholders of record as of December 7, 2005. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal income tax law and changes to our business model.
Stock Options
     Our stock option plans are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
     Pursuant to our 2001 Stock Option Plan (2001 Plan), we may grant options to selected employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over five years and are exercisable for up to 10 years from the grant date. We also may grant options pursuant to our 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan). This plan provides for non-qualified stock options to be granted to non-employee directors at an exercise price of not less than fair market value of the stock at the date of grant, vesting over periods not exceeding five years and exercisable for up to 10 years from the grant date. The Board of Directors may terminate the 2001 Plan and/or the 2001 Directors’ Plan at any time though it must, nevertheless, honor any stock options previously granted pursuant to the plans.
     Additional information regarding our stock option plans and plan activity for fiscal 2005, 2004 and 2003 is provided in our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 — Employee Benefit Plans” and in our 2006 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
     On March 8, 2005, we authorized the repurchase of up to $2 billion of the Company’s common stock with no expiration date. During fiscal 2005, we repurchased and retired 27,083,000 shares of our common stock for $953 million. In connection with this stock repurchase program, we have two put options outstanding at September 25, 2005, with expiration dates of December 7, 2005 and March 21, 2006, that may require us to repurchase 11,500,000 shares for $411 million (net of the option premiums received). At September 25, 2005, $636 million remained authorized for repurchases under our stock repurchase program.

Item 6. Selected Financial Data
     The following balance sheet data and statements of operations data for the five years ended September 25, 2005, September 26, 2004, September 28, 2003, September 29, 2002 and September 30, 2001 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 25, 2005 and September 26, 2004 and the related consolidated statements of operations and of cash flows for fiscal 2005, 2004 and 2003 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 25,	September 26,	September 28,	September 29,	September 30,
	2005	2004 (2)(5)	2003 (2)	2002 (2)	2001 (1)(3)
	(in millions, except per share data)
Statement of Operations Data:

Revenues	$5,673	$4,880	$3,847	$2,915	$2,680

Operating income	2,386	2,129	1,573	840	39

Income (loss) from continuing operations before accounting change	2,143	1,725	1,029	525	(560)
Discontinued operations, net of tax	—	(5)	(202)	(165)	—
Accounting changes, net of tax	—	—	—	—	(18)

Net income (loss)	$2,143	$1,720	$827	$360	$(578)

Basic earnings (loss) per common share (4):
Income (loss) from continuing operations before accounting change	$1.31	$1.07	$0.65	$0.34	$(0.37)
Discontinued operations, net of tax	—	(0.01)	(0.13)	(0.11)	—
Accounting change, net of tax	—	—	—	—	(0.01)

Net income (loss)	$1.31	$1.06	$0.52	$0.23	$(0.38)

Diluted earnings (loss) per common share (4):
Income (loss) from continuing operations before accounting change	$1.26	$1.03	$0.63	$0.32	$(0.37)
Discontinued operations, net of tax	—	—	(0.12)	(0.10)	—
Accounting change, net of tax	—	—	—	—	(0.01)

Net income (loss)	$1.26	$1.03	$0.51	$0.22	$(0.38)

Dividends per share announced	$0.320	$0.190	$0.085	—	—

Shares used in earnings per share calculations (4):
Basic	1,638	1,616	1,579	1,542	1,512
Diluted	1,694	1,675	1,636	1,619	1,512

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$8,681	$7,635	$5,372	$3,200	$2,581
Total assets	12,479	10,820	8,822	6,506	5,670
Long-term debt	—	—	123	94	—
Total stockholders’ equity	11,119	9,664	7,598	5,392	4,812

(1)	Our fiscal year ends on the last Sunday in September. As a result, fiscal 2001 included 53 weeks.

(2)	During fiscal 2004, we sold our consolidated subsidiaries, the Vésper Operating Companies and TowerCo, and returned personal mobile service (SMP) licenses to Anatel, the telecommunications regulatory agency in Brazil. The results of operations, including gains and losses realized on the sales transactions and the SMP licenses, are presented as discontinued operations.

(3)	During fiscal 2001, we accounted for our investment in the Vésper Operating Companies under the equity method of accounting and recorded $150 million in equity in losses of those entities in income (loss) from continuing operations before accounting change.

(4)	We effected a two-for-one stock split in August 2004. All references to number of shares and per share amounts reflect this stock split.

(5)	Prior to the fourth quarter of fiscal 2004, we recorded royalty revenues from certain licensees based on our estimates of royalties during the period they were earned. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for more information.

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
Overview
Recent Highlights
     Revenues for fiscal 2005 were $5.67 billion, with net income of $2.14 billion. The following recent developments occurred with respect to key elements of our business or our industry:
•	CDMA-based 3G subscribers to wireless operators’ services grew to at least 213 million worldwide through September 2005, including at least 15 million 1xEV-DO subscribers and at least 35 million WCDMA subscribers, according to data from a large portion of the wireless operators around the world.

•	CDMA-based handset shipments by manufacturers to wireless operators during the period July 2004 through June 2005 totaled approximately 182 million units at an average selling price of approximately $215 based on reports in fiscal 2005 by our licensees.

•	The ratio of WCDMA reported royalties to total reported royalties grew from approximately 26% reported in the fourth quarter of fiscal 2004 to approximately 41% reported in the fourth quarter of fiscal 2005.

•	Through October 2005, six manufacturers in China have been added, at our standard worldwide WCDMA royalty rates, to the more than 60 companies that have licensed our WCDMA patent portfolio.

•	During fiscal 2005, we shipped approximately 151 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules (nearly all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA) compared to approximately 137 million MSM integrated circuits in the prior fiscal year. During fiscal 2005, seven new customers selected our WCDMA (UMTS) MSM integrated circuits for their WCDMA phone products bringing the total number of WCDMA customers to 32, 16 of which have been publicly announced.

•	As of September 2005, 56 wireless operators were offering BREW services in 29 countries, including customers acquired related to the ELATA acquisition. As reported in June 2005, BREW publishers and developers have earned more than $350 million to date from the sale of wireless applications and services developed for the BREW service. Through September 2005, three operators, including ALLTEL, have entered into agreements to license our uiOne user interface technology.

•	During fiscal 2005, we continued to invest in new emerging technologies through strategic acquisitions and research and development. We completed four acquisitions this year, including Iridigm, Trigenix, Spike and ELATA, and announced our intent to acquire Flarion. Each of these acquisitions provides us complementary or expanded offerings to our existing technologies.

•	During the fourth quarter of fiscal 2005, MediaFLO conducted the first live, over-the-air demonstration of FLO technology. The demonstration featured over-the-air delivery and viewing of multiple channels of high quality (QVGA) wireless multimedia content, both streaming video and multicast packet data, on a wireless handset.
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

     We conduct business primarily through four reportable segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.
     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and software are used in wireless phones, data cards and infrastructure equipment. The wireless phone integrated circuits include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. The wireless phone integrated circuits and software perform voice and data communication, multimedia and global positioning functions, radio conversion between radio and baseband signals, and power management. The infrastructure equipment integrated circuits provide the core baseband CDMA modem functionality in the operator’s equipment. QCT software products are the operating systems that control the phone and the functionality imbedded in our integrated circuit products. QCT revenues comprised 58%, 64% and 63% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating our intellectual property. QTL revenues comprised 32%, 27% and 26% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenue primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides BREW (Binary Runtime Environment for Wireless) products and services, including the uiOne customizable user-interface product and the deliveryOne content distribution system, for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 11%, 12% and 13% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively.
     QSI makes strategic investments to promote the worldwide adoption of CDMA products and services. Our strategy is to invest in CDMA operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Effective as of the beginning of fiscal 2005, we present the operating results of our wireless multimedia operator, MediaFLO USA, Inc. (MediaFLO USA), in the QSI segment. Our MediaFLO USA subsidiary expects to offer a nationwide mediacast network based on our FLO (Forward Link Only) technology and MediaFLO Media Distribution System (MDS), initially targeting 100 top domestic markets, with the eventual capability for broader nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers within the United States starting in latter 2006. FLO is a multicast technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO USA plans to use nationwide 700 MHz spectrum for which we hold licenses and will be procuring and distributing content which we will make available wholesale to our wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator customers. We are evaluating a number of corporate structuring options, including distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include the QUALCOMM Wireless Systems division, which sells products that operate on the Globalstar low-Earth-orbit satellite communications system and provides related services, the QUALCOMM MEMS Technologies division, comprised of the Iridigm business, a display technology company that we acquired in the first quarter of fiscal 2005, and other product initiatives.

Looking Forward
     We expect continued growth in demand for CDMA2000 and WCDMA products and services in markets around the world:
•	Operators on the CDMA2000 technology path are deploying 1xEV-DO and are preparing to deploy EV-DO Revision A. Many GSM operators are migrating their networks to WCDMA and are preparing to deploy HSDPA (High Speed Downlink Packet Access). The deployment of these 3G networks enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia.

•	As of October 2005, 87 WCDMA networks have launched, as reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers. We expect that the WCDMA market will continue to expand as operators transition their subscribers to WCDMA devices on these WCDMA networks.

•	We expect that volume increases and growing competition among WCDMA phone manufacturers and WCDMA integrated circuit suppliers will help decrease WCDMA phone prices significantly and drive growth of WCDMA phone sales worldwide.

•	We expect that growing demand for advanced 3G phones and devices will continue to drive the need for increased multimedia MSM functionality. To meet this market need, we intend to continue to invest significant resources toward multimedia functionality.

•	We expect growing demand for low end phones to continue and have invested resources for single chip solutions which combine the baseband, radio frequency and power management chips into one package. We believe lower component counts and further integration will drive costs down and enable faster time to market to meet the increasing demand for low end phones. While we are moving aggressively to address the low end market more effectively with CDMA-based products, we still face significant competition from GSM-based products in this market.

•	We also expect growing demand for high end, multimedia phones with added functionality and capability at a high price point.

•	The expiration of royalty-sharing obligations under two agreements, one in fiscal 2005 and the other in fiscal 2006, will contribute to an increase in our royalty revenues in fiscal 2006 and beyond.

•	We will continue our development efforts with respect to our BREW applications development platform, our new MediaFLO Multimedia Distribution System (MDS) and FLO technology for low cost delivery of multimedia content to multiple subscribers simultaneously and our iMoD display technology.
     We are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology to increase our revenues and market share. We continue to face significant competition from non-CDMA technologies, as well as competition from companies offering other CDMA-based products. Recent reports suggest that inflation could have adverse effects on the global economy and the capital markets. You should also refer to the Risk Factors included in this Annual Report for further discussion of these and other risks related to our business.
Revenue Concentrations
     Revenues from customers in South Korea, Japan and the United States comprised 37%, 21% and 18%, respectively, of total consolidated revenues in fiscal 2005 as compared to 43%, 18% and 21%, respectively, in fiscal 2004, and 45%, 15% and 23%, respectively, in fiscal 2003. We distinguish revenue from external customers by geographic areas based on customer location. Revenues from customers in Japan increased as a percentage of total revenues, from 15% in fiscal 2003 to 18% in fiscal 2004 and 21% in fiscal 2005, due primarily to increased royalties reported by licensees in Japan resulting from the growth of CDMA2000 and WCDMA in Japan as well as their success in exporting products worldwide. Combined revenues from customers in South Korea and the United States decreased as a percentage of total revenues, from 68% in fiscal 2003 to 64% in fiscal 2004 and 55% in fiscal 2005, due primarily to increases in revenues from manufacturers of CDMA and WDCMA products in other regions such as China, Japan and Western Europe.

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
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, from royalties and license fees for our intellectual property, from messaging and other services and related hardware sales and from software development and licensing and related services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.
     We license rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We earn royalties on such licensed CDMA products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates.
     In the fourth quarter of fiscal 2004, we determined that, due to escalating and changing business trends, we no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004.
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 25, 2005, our goodwill and intangible assets, net of accumulated amortization, were $571 million and $237 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $1.16 billion at September 25, 2005. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss which could have an adverse impact on our results of operations. During fiscal 2005, 2004 and 2003, we recorded $12 million, $12 million and $100 million, respectively, in other-than-temporary losses on our minority investments in publicly-traded companies.
     We hold minority strategic investments in private companies whose values are difficult to determine. These investments totaled $122 million at September 25, 2005. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations, valuation reports or advice from investment banks. We also consider new products/services that the investee may have forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event our judgments change as to other-than temporary declines in value, we may record an impairment loss which could have an adverse impact on our results of operations. During fiscal 2005 and 2003, we recorded $1 million and $28 million, respectively, in other than temporary losses on our investments in private companies. Such losses were not significant in fiscal 2004.
     Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. As part of our assessment of potential adjustments to our tax returns, we increase our current tax liability to the extent an adjustment would result in a cash tax payment or decrease our deferred tax assets to the extent an adjustment would not result in a cash tax payment. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those which are reflected in historical income tax provisions and recorded assets and liabilities.
     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 25, 2005, gross deferred tax assets were $937 million. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.

     As of September 25, 2005, we had gross deferred tax assets of $301 million related to capital loss carry forwards. We can only use capital losses to offset capital gains. Based upon our assessments of projected future capital gains and losses and related tax planning strategies, we expect that our future capital gains will not be sufficient to utilize all the capital losses that we have incurred through fiscal 2005. Therefore, we have provided a valuation allowance in the amount of $62 million for the portion of capital losses we do not expect to utilize. Adjustments to our valuation allowance based on changes to our forecast of capital losses and capital gains are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $1.2 billion as of September 25, 2005. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made. On October 22, 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. The Jobs Creation Act created a temporary incentive for corporations in the United States to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we repatriated approximately $0.5 billion of foreign earnings qualifying under the Jobs Creation Act and recorded a related expense of approximately $35 million for federal and state income tax liabilities. The distribution does not change our intention to indefinitely reinvest earnings of certain foreign subsidiaries outside the United States.
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. We have not recorded any accrual for contingent liability associated with our legal proceedings based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.
Acquisitions
     In October 2004, we completed the acquisitions of Iridigm Display Corporation (Iridigm), a display technology company, for a total of approximately $160 million in cash and the exchange of stock options with an estimated aggregate fair value of approximately $17 million, and Trigenix Limited (Trigenix), a mobile user interface company for approximately $33 million in cash. The convergence of consumer electronics products, including cameras, MP3 players, camcorders, GPS receivers and game consoles into wireless devices is driving the increased adoption of 3G CDMA. Iridigm’s display technology, known as iMoD, enables advanced, high-resolution multimedia capabilities on all tiers of mobile devices, while providing substantial performance, power consumption and cost benefits, as compared to other alternative display technologies. Our acquisition of Iridigm is intended to accelerate the time-to-market for Iridigm’s display technology, which fits our overall strategy of rapidly increasing the capability of wireless devices while driving down cost, size and power consumption. In addition to having a better display, operators and device manufacturers need a secure and modular approach for customizing their phone user interfaces so they can brand and differentiate their handsets. Our acquisition of Trigenix complements our BREW offering by adding Trigenix’s user interface development tools, enhancing the capabilities of our BREW uiOne user interface and accelerating the time-to-market for new user interface features, such as multi-perspective window display technology.
     In August 2005, we completed the acquisition of ELATA, Ltd. (ELATA), a developer of mobile content delivery and device management software systems, for a total of approximately $57 million in cash. Our acquisition of ELATA will enable us to offer a unified mobile content delivery system to operators who desire an enhanced framework for managing, delivering and marketing rich wireless content. The ELATA single service delivery framework, which leverages open standards interfaces to ensure interoperability and retain backward compatibility, is platform-agnostic and will allow operators to consolidate the delivery of all of their content services without having to change their device portfolio. This acquisition will also expand our presence in Europe by enabling us to offer European operators a content delivery system that can be easily integrated with their existing core network and business systems. The ELATA single service delivery framework has become part of our family of BREW product offerings and is being marketed under the brand name deliveryOne.
     In August 2005, we announced our intention to acquire Flarion Technologies, Inc. (Flarion), a developer of OFDMA technology. Upon completion of the acquisition, which is anticipated in the first half of fiscal 2006, pending regulatory approval and other customary closing conditions, we estimate that we will pay approximately $545 million in consideration, consisting of approximately $272 million in shares of QUALCOMM stock, $235 million in cash, and the exchange of Flarion’s existing vested options and warrants with a fair value of approximately $38 million. Upon achievement of certain agreed upon milestones on or prior to the eighth anniversary of the close of this transaction, we may issue additional aggregate consideration of $205 million, consisting of approximately $173 million payable in cash to Flarion stockholders and $32 million in shares of QUALCOMM stock, which will be issued to Flarion option holders and warrant holders upon or following the exercise of such options and warrants. Our acquisition of Flarion is intended to broaden our ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative for differentiating their services. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that we have already dedicated over the years towards the development of OFDM/OFDMA technologies.
Strategic Investments in our QSI Segment
     Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services. QSI segment assets totaled $442 million at September 25, 2005, compared to $400 million at September 26, 2004. Our MediaFLO USA subsidiary, a wireless multimedia operator, is expected to begin commercial operations in latter 2006. We also enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. Due to financial and competitive challenges facing wireless operators, we cannot assure you that our investments in or loans to these operators will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. CDMA wireless operators to whom we have provided funding have limited operating histories, are faced with significant capital requirements and are highly leveraged and/or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these operators.
     Our QSI segment maintains strategic investments in marketable equity securities classified as available-for-sale. We strategically invest in companies in the high-technology industry and typically do not attempt to reduce or eliminate our exposure to market risks in these investments. The fair values of these strategic investments are subject to substantial quarterly and annual fluctuations and to significant market price volatility. Our strategic investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. Downward fluctuations and market trends could adversely affect our operating results. In addition, the realizable value of these securities and derivative instruments is subject to market and other conditions.
     QSI also makes strategic investments in privately held companies, including early stage companies and venture funds. These investments are comprised of equity investments, recorded at cost or under the equity method, and warrants that are recorded at fair value or at cost. The recorded values of these investments may be written down due to changes in the companies’ conditions or prospects. These strategic investments are inherently risky as the market for the technologies or products the investees are developing may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. Most of these strategic investments will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment income (expense).
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

     Key developments in our strategic investments during fiscal 2005 included our ongoing investment in our MediaFLO USA subsidiary, a slow down in the rate of strategic investment, including our investment in Inquam, and realized gains on certain strategic investments.
     Investment in Inquam Limited. Since October 2000, we and another investor (the Other Investor) have provided equity and debt funding to Inquam Limited (Inquam). Inquam owns, develops and manages wireless CDMA-based communications systems, either directly or indirectly, primarily in Romania and Portugal. We recorded $33 million, $59 million and $99 million in equity in losses of Inquam during fiscal 2005, 2004 and 2003, respectively. At September 25, 2005, our equity and debt investments in Inquam totaled $26 million, net of equity in losses, and we had no remaining funding commitment under our bridge loan agreement.
     During fiscal 2005, Inquam secured new long-term financing (the new facilities). We and the Other Investor each guaranteed 50% of a portion of the amounts owed under certain of the new facilities, up to a combined maximum of $54 million. Amounts outstanding under the new facilities subject to the guarantee totaled $49 million as of September 25, 2005. The guarantee expires and the new facilities mature on December 25, 2011.
     In October 2005, we and the Other Investor agreed to restructure Inquam. Upon close of the restructuring, which is expected to occur in the first half of fiscal 2006, the Portugal companies will be spun-off through the exchange of portions of our and the Other Investor’s debt investments for direct equity interests in the Portugal companies. Inquam, which will continue to own the Romania companies, will repurchase certain minority equity interests. Immediately after the restructuring, we will hold an approximate 49.7% equity interest in Inquam and a 23% equity interest in the Portugal companies, which is expected to be reduced over time as the Other Investor makes the further investments in the Portugal companies contemplated by the restructuring agreements. In addition, we and the Other Investor will have a put-call option arrangement. Under this arrangement, the Other Investor will have the right to buy our equity and debt investments in Inquam, subject to certain conditions, by exercising its call option, which will expire no later than May 14, 2008. The minimum purchase price will be approximately $66 million. In the event that the Other Investor’s call option expires, or in certain other circumstances prior to that date, we will have the right to sell our equity and debt investments in Inquam to the Other Investor at a minimum sales price of $66 million. Such right will expire after six months. We do not anticipate providing any further funding to Inquam or to the Portugal companies.
Fiscal 2005 Compared to Fiscal 2004
     Revenues. Total revenues for fiscal 2005 were $5.67 billion, compared to $4.88 billion for fiscal 2004. Revenues from LG Electronics, Samsung and Motorola, customers of our QCT, QTL and QWI segments, comprised an aggregate of 15%, 13% and 11% of total consolidated revenues, respectively, in fiscal 2005, compared to 15%, 15% and 10% of total consolidated revenues, respectively, in fiscal 2004.
     Revenues from sales of equipment and services for fiscal 2005 were $3.74 billion, compared to $3.51 billion for fiscal 2004. Revenues from sales of integrated circuits increased $165 million, resulting primarily from an increase of $396 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $241 million related to the effects of reductions in average sales prices and changes in product mix. Revenues from the sale of satellite and terrestrial-based two-way data messaging systems and related messaging services increased $25 million and revenues from the sale of satellite portable phones that operate on the Globalstar low-Earth-orbit satellite communications system increased $19 million.
     Revenues from licensing and royalty fees for fiscal 2005 were $1.93 billion, compared to $1.37 billion for fiscal 2004. During fiscal 2005, the QTL segment recorded royalty revenues solely based on royalties reported by licensees during the year, as compared to the method used during the first three quarters of fiscal 2004 of recording royalty revenues from certain licensees based on estimates of royalty revenues earned by those licensees during the quarter. The increase in royalty revenue year to year resulted primarily from a $350 million increase in royalties reported to us by our external licensees and the effect of changing the timing of recognizing royalty revenues in the fourth quarter of fiscal 2004. Royalty revenues recorded in fiscal 2004 excluded $151 million of royalties that were reported by external licensees in the first quarter of fiscal 2004, but estimated and recorded as revenue in the fourth quarter of fiscal 2003. Royalties reported to us by external licensees in fiscal 2005 were $1.64 billion, as compared to $1.29 billion in fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA products.

     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2005 was $1.65 billion, compared to $1.48 billion for fiscal 2004. Cost of equipment and services revenues as a percentage of equipment and services revenues was 44% for fiscal 2005, compared to 42% for fiscal 2004. The margin percentage decline in fiscal 2005 compared to fiscal 2004 was primarily due to a 1.3% decrease in QCT margin percentage. Increases in product support costs and the reserves for excess and obsolete inventory contributed 1.1% and 0.5%, respectively, to the total decrease in QCT margin percentage. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For fiscal 2005, research and development expenses were $1.01 billion or 18% of revenues, compared to $720 million or 15% of revenues for fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from a $275 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X/1xEV-DO, WCDMA, HSDPA, GSM/GPRS/EDGE and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology. We expect that research and development costs will increase in fiscal 2006 as we continue our active support of CDMA-based technologies, products and network operations and other product initiatives.
     Selling, General and Administrative Expenses. For fiscal 2005, selling, general and administrative expenses were $631 million or 11% of revenues, compared to $547 million or 11% of revenues for fiscal 2004. The dollar increase was primarily due to a $38 million increase in professional fees, primarily patent administration and outside consultants, a $33 million increase in employee-related expenses, and a $13 million decrease in other income.
     Net Investment Income. Net investment income was $423 million for fiscal 2005, compared to $184 million for fiscal 2004. The change was primarily comprised as follows (in millions):

	Year Ended
	September 25,	September 26,
	2005	2004	Change
Interest and dividend income:
QSI	$4	$14	$(10)
Corporate and other segments	252	161	91
Interest expense	(3)	(2)	(1)
Net realized gains on investments:
QSI	101	56	45
Corporate	78	32	46
Other-than-temporary losses on investments	(14)	(12)	(2)
Gains on derivative instruments	33	7	26
Equity in losses of investees	(28)	(72)	44

	$423	$184	$239

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates earned on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of an increase in the positive performance of marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. The increase in net realized gains on strategic investments in QSI resulted primarily from a $48 million gain on our minority investment in a wireless publisher and a $41 million gain on the sale of our investment in NextWave Telecom Inc. Gains and losses on derivative instruments in both fiscal 2005 and 2004 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $33 million for fiscal 2005 as compared to $59 million for fiscal 2004.
     Income Tax Expense. Income tax expense from continuing operations was $666 million for fiscal 2005, compared to $588 million for fiscal 2004. The annual effective tax rate for continuing operations was approximately 24% for fiscal 2005, compared to 25% for fiscal 2004. The annual effective tax rate from continuing operations for fiscal 2005 was lower than the annual effective tax rate from continuing operations for fiscal 2004 primarily due to an increase in foreign earnings taxed at less than the United States federal tax rate.

     The annual effective tax rate for fiscal 2005 was 11% lower than the United States federal statutory rate primarily due to benefits of approximately 10% related to foreign earnings taxed at less than the United States federal rate, 3% related to an increase in tax benefits resulting from our increased ability to use our capital loss carryforwards and 2% related to research and development tax credits, partially offset by state taxes of approximately 4%.
     As of September 25, 2005, we had a valuation allowance of approximately $62 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
Fiscal 2004 Compared to Fiscal 2003
     Revenues. Total revenues for fiscal 2004 were $4.88 billion, compared to $3.85 billion for fiscal 2003. Revenues from Samsung, LG Electronics and Motorola, customers of our QCT, QTL and QWI segments, comprised an aggregate of 15%, 15% and 10% of total consolidated revenues, respectively, in fiscal 2004, compared to 17%, 13% and 13% of total consolidated revenues, respectively, in fiscal 2003.
     Revenues from sales of equipment and services for fiscal 2004 were $3.51 billion, compared to $2.86 billion for fiscal 2003. Revenues from sales of integrated circuits increased $652 million, resulting primarily from an increase of $994 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $331 million related to the effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for fiscal 2004 were $1.37 billion, compared to $985 million for fiscal 2003. The increase resulted primarily from higher QTL segment royalties, resulting primarily from an increase in phone and infrastructure equipment sales by our licensees at higher average selling prices, partially offset by the effect of the change in timing of recognizing royalties to an “as reported” method during the fourth quarter of fiscal 2004. Royalty revenues recorded in fiscal 2004 excluded $151 million of royalties that were reported by licensees in the first quarter of fiscal 2004, but estimated and recorded as revenue in the fourth quarter of fiscal 2003. Royalties reported to us by licensees in fiscal 2004 were $1.29 billion as compared to $837 million in fiscal 2003.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2004 was $1.48 billion, compared to $1.27 billion for fiscal 2003. Cost of equipment and services revenues as a percentage of equipment and services revenues was 42% for fiscal 2004, compared to 44% for fiscal 2003. The margin percentage improvement in fiscal 2004 compared to fiscal 2003 was primarily due to the increase in QCT revenues as a percentage of total equipment and services revenues, resulting in increased QCT margin relative to the total.
     Research and Development Expenses. For fiscal 2004, research and development expenses were $720 million or 15% of revenues, compared to $523 million or 14% of revenues for fiscal 2003. The dollar and percentage increases in research and development expenses primarily resulted from a $187 million increase in costs related to integrated circuit products and other initiatives to support multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X/1xEV-DO, WCDMA, HSDPA and GSM/GPRS/EDGE, and the development of our FLO technology and MediaFLO MDS.
     Selling, General and Administrative Expenses. For fiscal 2004, selling, general and administrative expenses were $547 million or 11% of revenues, compared to $483 million or 13% of revenues for fiscal 2003. The dollar increase was primarily due to a $61 million increase in employee-related expenses, a $21 million increase in professional fees, primarily patent administration and outside consultants, and a $12 million increase related to a charitable grant to an educational institution for the primary purpose of furthering the study of engineering and math, partially offset by the effect of a $34 million impairment loss recorded in fiscal 2003 on our wireless licenses in Australia due to developments that affected potential strategic alternatives for using the spectrum. The impairment loss recognized was the difference between the assets’ carrying values and their estimated fair values.

     Net Investment Income (Expense). Net investment income was $184 million for fiscal 2004, compared to net investment expense of $8 million for fiscal 2003. The change was primarily comprised as follows (in millions):

	Year Ended
	September 26,	September 28,
	2004	2003	Change
Interest and dividend income:
QSI	$14	$45	$(31)
Corporate and other segments	161	113	48
Interest expense	(2)	(2)	—
Net realized gains on investments:
QSI	56	63	(7)
Corporate	32	17	15
Other-than-temporary losses on investments	(12)	(128)	116
Gains (losses) on derivative instruments	7	(3)	10
Equity in losses of investees	(72)	(113)	41

	$184	$(8)	$192

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances, partially offset by the impact of lower interest rates earned on interest-bearing securities, and $6 million in interest income recorded as a result of a refund from the United States Internal Revenue Service. The decrease in QSI interest income was primarily the result of the prepayment on the Pegaso debt facility in the first quarter of fiscal 2004. The other-than-temporary losses on investments during fiscal 2003 primarily related to an $81 million impairment of our investment in a wireless operator in South Korea and a $16 million impairment of our investment in a provider of semiconductor packaging, test and distribution services. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $59 million for fiscal 2004 as compared to $99 million for fiscal 2003.
     Income Tax Expense. Income tax expense from continuing operations was $588 million for fiscal 2004, compared to $536 million for fiscal 2003. The annual effective tax rate for continuing operations was approximately 25% for fiscal 2004, compared to 34% for fiscal 2003. The annual effective tax rate for continuing operations for fiscal 2004 was lower than the 2003 effective tax rate for continuing operations primarily due to an increase in foreign earnings taxed at less than the United States federal tax rate, an increase in tax benefits recorded arising from our increased ability to use capital loss carryforwards and the reduction of QTL earnings, which are taxed at a rate that is lower than our effective tax rate, as a percentage of total earnings due to the change in the timing of recognizing QTL royalties. Foreign earnings taxed at less than the United States federal rate were higher in fiscal 2004 primarily due to the adjustment of an intercompany royalty agreement and an increase in foreign earnings. The annual effective tax rate for continuing operations for fiscal 2004 was 10% lower than the United States federal statutory rate due primarily to a benefit of approximately 14% related to foreign earnings taxed at less than the United States federal rate, research and development tax credits and our increased ability to use capital loss carryforwards, partially offset by state taxes of 4%.
Our Segment Results for Fiscal 2005 Compared to Fiscal 2004
     The following should be read in conjunction with the financial results of fiscal 2005 and 2004 for each reporting segment. See “Notes to Consolidated Financial Statements — Note 10 — Segment Information.”
     QCT Segment. QCT revenues for fiscal 2005 were $3.29 billion, compared to $3.11 billion for fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $3.20 billion for fiscal 2005, compared to $3.04 billion for fiscal 2004. The increase in integrated circuits revenue was comprised of $396 million related to higher unit shipments, partially offset by a decrease of $241 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 151 million MSM integrated circuits were sold during fiscal 2005, compared to approximately 137 million for fiscal 2004.

     QCT’s earnings before taxes for fiscal 2005 were $852 million, compared to $1.05 billion for fiscal 2004. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 26% in fiscal 2005, compared to 34% in fiscal 2004. The decline in operating margin percentage in fiscal 2005 as compared to fiscal 2004 was primarily the result of a 45% increase in research and development expenses for fiscal 2005 as compared to fiscal 2004, mainly related to increased investment in new integrated circuit products and technology research and development initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products and technologies, including CDMA2000 1X/1xEV-DO, WCDMA, HSDPA and GSM/GPRS/EDGE.
     QTL Segment. QTL revenues for fiscal 2005 were $1.84 billion, compared to $1.33 billion for fiscal 2004. QTL’s earnings before taxes for fiscal 2005 were $1.66 billion, compared to $1.20 billion for fiscal 2004. QTL’s operating margin percentage was 90% during both fiscal 2005 and 2004. The increase in both revenues and earnings before taxes primarily resulted from a $350 million increase in royalties reported to us by our external licensees and the effect of changing the timing of recognizing royalty revenues in the fourth quarter of fiscal 2004. Royalty revenues recorded in fiscal 2004 excluded $151 million of royalties that were reported by external licensees in the first quarter of fiscal 2004, but estimated and recorded as revenue in the fourth quarter of fiscal 2003. Royalties reported to us by external licensees in fiscal 2005 were $1.64 billion, as compared to $1.29 billion in fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales and shifts in the geographic distribution of sales of CDMA products. Revenues from license fees were $69 million in fiscal 2005, as compared to $59 million in fiscal 2004. During fiscal 2005, we recognized $4 million in revenue related to equity received as license fees, compared to $5 million in fiscal 2004. Other revenues were comprised of intersegment royalties.
     During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. In the fourth quarter of fiscal 2004, we determined that, due to escalating and changing business trends, we no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Accordingly, we did not estimate royalty revenues earned in fiscal 2005.
     QWI Segment. QWI revenues for fiscal 2005 were $644 million, compared to $571 million for fiscal 2004. Revenues increased primarily due to a $37 million increase in QIS revenue and a $27 million increase in QWBS revenue. The increase in QIS revenue was primarily attributable to a $41 million increase in fees related to our expanded BREW customer base and products. The increase in QWBS revenue was primarily attributable to a $16 million increase in equipment revenue, net of a $24 million decrease in amortization of deferred revenues related to historical equipment sales, and a $10 million increase in related messaging services revenue. QWBS shipped approximately 46,800 satellite-based systems and 62,500 terrestrial-based systems during fiscal 2005, compared to approximately 43,400 satellite-based systems and 10,000 terrestrial-based systems in fiscal 2004.
     QWI’s earnings before taxes for fiscal 2005 were $57 million, compared to $19 million for fiscal 2004. QWI’s operating margin percentage was 9% in fiscal 2005, compared to 3% in fiscal 2004. The increases in QWI earnings before taxes and operating percentage were primarily due to a $39 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products.
     During fiscal 2005, QWBS completed the process of moving high volume, standard product manufacturing to Mexico to reduce manufacturing costs. The low volume, prototype and new product manufacturing activities remains in San Diego. We continue to evaluate other low cost manufacturing opportunities.
     QSI Segment. QSI’s earnings before taxes from continuing operations for fiscal 2005 were $10 million, compared to losses before taxes from continuing operations of $31 million for fiscal 2004. During fiscal 2005, QSI recorded $101 million in realized gains on marketable securities and other investments, compared to $56 million in fiscal 2004. Equity in losses of investees decreased by $43 million primarily due to a decrease in losses incurred by

Inquam during fiscal 2005 as compared to fiscal 2004, of which our share was $33 million for fiscal 2005 as compared to $59 million for fiscal 2004. These improvements in QSI’s earnings before taxes from continuing operations were partially offset by a $42 million increase in MediaFLO USA operating expenses.
Our Segment Results for Fiscal 2004 Compared to Fiscal 2003
     The following should be read in conjunction with the financial results of fiscal 2004 and 2003 for each reporting segment. See “Notes to Consolidated Financial Statements — Note 10 — Segment Information.”
     QCT Segment. QCT revenues for fiscal 2004 were $3.11 billion, compared to $2.43 billion for fiscal 2003. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $3.04 billion for fiscal 2004, compared to $2.39 billion for fiscal 2003. The increase in integrated circuits revenue was comprised of $994 million related to higher unit shipments, partially offset by a decrease of $331 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 137 million MSM integrated circuits were sold during fiscal 2004, compared to approximately 99 million for fiscal 2003.
     QCT’s earnings before taxes for fiscal 2004 were $1.05 billion, compared to $805 million for fiscal 2003. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 34% in fiscal 2004, compared to 33% in fiscal 2003. The operating margin percentage in fiscal 2004 as compared to fiscal 2003 increased slightly primarily as a result of the increase in gross margin percentage, partially offset by a 40% increase in research and development and selling, general and administrative expenses. Research and development and selling, general and administrative expenses were $153 million higher and $55 million higher, respectively, for fiscal 2004 as compared to fiscal 2003 primarily associated with increased investment in new integrated circuit products and technology research, development and marketing initiatives to support multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products and technologies, including CDMA2000 1X/1xEV-DO, WCDMA, HSDPA and GSM/GPRS/EDGE.
     QTL Segment. QTL revenues for fiscal 2004 were $1.33 billion, compared to $1.00 billion for fiscal 2003. Royalty revenues from external licensees were $1.14 billion in fiscal 2004, compared to $838 million in fiscal 2003. QTL’s earnings before taxes for fiscal 2004 were $1.20 billion, compared to $897 million for fiscal 2003. QTL’s operating margin percentage was 90% in fiscal 2004, compared to 89% in fiscal 2003. The increase in both revenues and earnings before taxes primarily resulted from a $455 million increase in royalties reported to us by our external licensees, partially offset by the change in our ability to estimate royalties. Royalty revenues recorded in fiscal 2004 excluded $151 million of royalties that were reported by external licensees in the first quarter of fiscal 2004, but estimated and recorded as revenue in the fourth quarter of fiscal 2003. Royalties reported to us by external licensees in fiscal 2004 were $1.29 billion, as compared to $837 million in fiscal 2003. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher demand for CDMA products across all major regions of CDMA deployment at higher average selling prices. Revenues from license fees were $59 million in both fiscal 2004 and 2003. During each of fiscal 2004 and 2003, we recognized $5 million in revenue related to equity received as license fees. Other revenues were comprised of intersegment royalties.
     During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates. In the fourth quarter of fiscal 2004, we determined that, due to escalating and changing business trends, we no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004.
     QWI Segment. QWI revenues for fiscal 2004 were $571 million, compared to $484 million for fiscal 2003. Revenues increased primarily due to a $58 million increase in QWBS revenue and a $37 million increase in QIS revenue. The increase in QWBS revenue was primarily attributable to a $14 million increase in messaging revenue as a result of a larger installed base and a $44 million increase in equipment revenue, net of an $19 million decrease in amortization of deferred revenues related to historical equipment sales. QWBS shipped approximately 43,400 satellite-based systems and 10,000 terrestrial-based systems during fiscal 2004, compared to approximately 32,200 satellite-based systems and 5,300 terrestrial-based systems in fiscal 2003. The increase in QIS revenue is primarily attributable to a $53 million increase in fees related to our expanded BREW customer base and products, partially offset by a $19 million decrease in QChat revenue resulting from the wind down of development efforts under the licensing agreement with Nextel.
     QWI’s earnings before taxes for fiscal 2004 were $19 million, compared to $15 million for fiscal 2003. QWI’s operating margin percentage was 3% in both fiscal 2004 and 2003. The increase in QWI’s earnings before taxes was primarily due to a $31 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products, offset by a $29 million increase in QWI research and development and selling, general and administrative expenses. QWI’s operating margin percentage remained flat in fiscal 2004 as compared to fiscal 2003 primarily due to a decline in QWBS gross margin percentage, offset by an improvement in QIS gross margin percentage. The decline in QWBS gross margin percentage in fiscal 2004 as compared to fiscal 2003 was primarily attributable to a decline in the gross margin percentage on equipment sales, which are lower than the margins on messaging services, combined with an increase in equipment sales as a percentage of total QWBS revenue. The improvement in QIS gross margin percentage was primarily attributable to the increase in fees related to our expanded BREW customer base and products.
     QSI Segment. QSI’s losses before taxes from continuing operations for fiscal 2004 were $31 million, compared to $168 million for fiscal 2003. Equity in losses of investees decreased by $42 million primarily due to a decrease in losses incurred by Inquam during fiscal 2004 as compared to fiscal 2003, of which our share was $59 million for fiscal 2004 as compared to $99 million for fiscal 2003. During fiscal 2004, we recorded $12 million in other-than-temporary losses on marketable securities and other investments as compared to $127 million for fiscal 2003. During fiscal 2003, we also recorded a $34 million impairment loss on our wireless licenses in Australia due to developments that affected strategic alternatives for using the spectrum. These improvements in QSI’s losses before taxes were partially offset by a $31 million decrease in interest income resulting from the prepayment of the Pegaso debt facility in the first quarter of fiscal 2004 and $28 million in MediaFLO USA operating expenses.
Liquidity and Capital Resources
     Cash and cash equivalents and marketable securities were $8.7 billion at September 25, 2005, an increase of $1.0 billion from September 26, 2004. The increase was primarily the result of $2.7 billion in cash provided by operating activities and $386 million in net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by $953 million in repurchases of our common stock under our stock repurchase program, $576 million in capital expenditures, $524 million in dividends paid and $249 million invested in other entities and acquisitions.
     On March 8, 2005, we authorized the repurchase of up to $2 billion of our common stock under a stock repurchase program with no expiration date. Through November 2, 2005, we repurchased and retired approximately 27,083,000 shares of our common stock for $953 million. In connection with this stock repurchase program, we have two put options outstanding, with expiration dates of December 7, 2005 and March 21, 2006, that may require us to repurchase 11,500,000 shares for $411 million (net of the option premiums received). At November 2, 2005, $636 million remained authorized for repurchases under our stock repurchase program. We announced dividends totaling $524 million, $307 million and $135 million, or $0.320, $0.190 and $0.085 per share, during fiscal 2005, 2004 and 2003, respectively. On October 10, 2005, we announced a cash dividend of $0.09 per share on our common stock, payable on January 4, 2006 to stockholders of record as of December 7, 2005. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable decreased by 6% during fiscal 2005. Days sales outstanding, on a consolidated basis, were 30 days at September 25, 2005, compared to 43 days at September 26, 2004. The change in days sales outstanding is consistent with the increase in revenue and the decrease in accounts receivable resulting from cash collections.
     We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $149 million through fiscal 2007. In fiscal 2005, we announced our plans to expand our backup Network Management Center in Las Vegas, Nevada, which uses satellite and terrestrial-based technologies to track freight transportation and shipping nationwide. We expect the remaining cost of this expansion will be approximately $35 million through fiscal 2008. In fiscal 2005, our MediaFLO USA subsidiary, a wireless multimedia operator, began the development of a nationwide mediacast network based on our FLO technology and MediaFLO MDS. As part of this development, MediaFLO USA has executed a number of lease agreements at broadcast tower sites and has begun the installation of equipment and leasehold improvements at some of these sites. The remaining costs for our existing tower sites under lease, including equipment and leasehold improvements as well as the costs of installation, are expected to be approximately $18 million through fiscal 2006.
     On August 11, 2005, we announced our intention to acquire Flarion, a developer of OFDMA technology. Upon completion of the acquisition, which is anticipated in the first half of fiscal 2006, pending regulatory approval and other customary closing conditions, we estimate that we will pay approximately $545 million in consideration, including approximately $235 million in cash. Upon achievement of certain agreed upon milestones on or prior to the eighth anniversary of the close of this transaction, we may issue additional aggregate consideration of $205 million, including approximately $173 million payable in cash, to Flarion stockholders.
     We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA products and the growth of CDMA-based wireless data and wireless Internet products. As part of these investment activities, we may provide financing or other support to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.
     We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business plans, including acquisitions, investments in other companies and other assets to support the growth of our business, financing and other commitments, the payment of dividends and possible additional stock repurchases.
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     At September 25, 2005, our outstanding contractual obligations included (in millions):

		Fiscal	Fiscal	Fiscal	Beyond	No Expiration
	Total	2006	2007-2008	2009-2010	Fiscal 2010	Date
Long-term financing under Ericsson arrangement (1)	$118	$—	$—	$—	$—	$118
Purchase obligations	1,042	750	286	6	—	—
Operating leases	193	67	75	29	22	—
Equity investments (1)	13	—	—	—	—	13
Inquam guarantee	27	—	—	—	27	—
Other commitments	1	1	—	—	—	—

Total commitments	1,394	818	361	35	49	131

Capital leases (2)	2	—	—	—	2	—
Other long-term liabilities (3)	40	—	40	—	—	—

Total recorded liabilities	42	—	40	—	2	—

Total	$1,436	$818	$401	$35	$51	$131

(1)	These commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(2)	Amounts represent future minimum lease payments not including interest payments.

(3)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.
     Additional information regarding our financial commitments at September 25, 2005 is provided in the Notes to our Consolidated Financial Statements. See “Notes to Consolidated Financial Statements, Note 4 — Investments in Other Entities and Note 9 — Commitments and Contingencies.”

Future Accounting Requirements
     In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us beginning in the first quarter of fiscal 2006. We tentatively expect to adopt the provisions of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At September 25, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $394 million before income taxes. We will incur additional expense during fiscal 2006 related to new awards granted during fiscal 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Market Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. If the general economy were to weaken significantly, the credit profile of issuers of securities held in our investment portfolios could deteriorate, and our investments could lose value. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our interest bearing securities, the table presents principal cash flows, weighted average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single		Fair
	2006	2007	2008	2009	2010	Thereafter	Maturity	Total	Value
Fixed interest-bearing securities:
Cash and cash equivalents	$608	$—	$—	$—	$—	$—	$—	$608	$608
Interest rate	3.6%
Held-to-maturity securities	$60	$—	$—	$—	$—	$—	$—	$60	$60
Interest rate	2.1%
Available-for-sale securities:
Investment grade	$2,266	$336	$221	$9	$20	$9	$213	$3,074	$3,074
Interest rate	3.4%	3.7%	4.1%	4.4%	4.1%	6.7%	4.5%
Non-investment grade	$2	$5	$24	$48	$38	$573	$—	$690	$690
Interest rate	6.5%	7.5%	7.3%	7.3%	8.2%	7.9%

Floating interest-bearing securities:
Cash and cash equivalents	$1,364	$—	$—	$—	$—	$—	$—	$1,364	$1,364
Interest rate	3.7%
Held-to-maturity securities	$70	$—	$—	$—	$—	$—	$—	$70	$70
Interest rate	1.4%
Available-for-sale securities:
Investment grade	$174	$289	$131	$26	$13	$49	$552	$1,234	$1,234
Interest rate	3.6%	3.7%	3.6%	3.5%	4.0%	4.3%	4.1%
Non-investment grade	$—	$6	$—	$3	$2	$17	$—	$28	$28
Interest rate		4.9%		6.4%	7.1%	8.5%
     Equity Price Market Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.16 billion at September 25, 2005 from $765 million at September 26, 2004. The recorded value of equity mutual fund shares decreased to $293 million at September 25, 2005 from $296 million at September 26, 2004. Our diversified investments in specific companies and industry segments may vary over time, and changes in the concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at September 25, 2005 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $145 million.
     Our strategic investments in other entities consist substantially of investments in private early stage companies accounted for under the equity and cost methods. Accordingly, we believe that our exposure to market risk from these investments is not material. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures. The recorded values of these strategic investments totaled $121 million at September 25, 2005, as compared to $162 million at September 26, 2004.
     We hold warrants to acquire equity interests in certain strategic investees that are subject to equity price risk. Substantially all of these warrants are recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The recorded values of warrants held at September 25, 2005 totaled $1 million, as compared to $4 million at September 26, 2004.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At September 25, 2005, two put options were outstanding, which expire on December 7, 2005 and March 21, 2006, that may require us to repurchase 11,500,000 shares of our common stock upon exercise for $411 million (net of the option premiums received). The put option liabilities, with a fair value of $7 million at September 25, 2005, were included in other current liabilities. If the fair value of our common stock at September 25, 2005 decreased by 10%, the put options would expire unexercised resulting in $7 million in investment income. If the fair value of our common stock at September 25, 2005 decreased by 25%, the amount required to physically settle the put options would exceed the fair value of the shares repurchased by approximately $25 million, net of the $23 million in premiums received.
     Additional information regarding our strategic investments is provided in Management’s Discussion and Analysis of Financial Condition and Operating Results in this Annual Report.

     Foreign Exchange Market Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of foreign currency forward and option contracts. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At September 25, 2005, we had no foreign currency forward contracts outstanding. At September 25, 2005, the recorded values of our foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products were $16 million. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $6 million resulting from a decrease in fair value of the portion of our hedges that would be rendered ineffective. See “Note 1 to the Consolidated Financial Statements - The Company and its Significant Accounting Policies” for a description of our foreign currency accounting policies.
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
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements at September 25, 2005 and September 26, 2004 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-34.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 25, 2005.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial consolidated statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of September 25, 2005, as stated in their report which appears on pages F-1 and F-2.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”) under the headings “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” The information regarding our code of ethics is incorporated by reference to our Definitive Proxy Statement filed with the Securities and Exchange Commission on January 14, 2005 under the heading “Code of Ethics.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Executive Compensation and Other Matters.”
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2006 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Certain Transactions.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP.”

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the Financial Statements.
(b) Exhibits:

Exhibit
Number	Description

2.6	Agreement and Plan of Reorganization, dated as of July 25, 2005, by and among the Company, Fluorite Acquisition Corporation, Quartz Acquisition Corporation, Flarion Technologies, Inc. and QFREP, LLC. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Certificate of Designation. (3)

3.4	Amended and Restated Bylaws. (2)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(4)(5)

10.2	1991 Stock Option Plan, as amended.(4)(6)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan.(4)(6)

10.12	DS-CDMA Technology Agreement and related Patent License Agreement, each dated September 26, 1990 between the Company and MOTOROLA, Inc.(5)(7)

10.16	Amendment dated January 21, 1992 to that certain Technology Agreement dated September 26, 1990 with MOTOROLA, Inc.(8)(9)

10.21	Executive Retirement Matching Contribution Plan, as amended.(4)(6)

10.22	1996 Non-qualified Employee Stock Purchase Plan, as amended.(4)(6)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended.(4)(10)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(4)(6)

10.41	2001 Employee Stock Purchase Plan, as amended.(4)(6)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(4)(11)

10.55	2001 Stock Option Plan, as amended.(4)(12)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan.(4)(6)

10.59	Iridigm Display Corporation 2000 Stock Option Plan.(4)(13)

10.60	Forms of Stock Option Agreements under the Iridigm Display Corporation 2000 Stock Option Plan.(4)(13)

10.61	Summary of 2005 Annual Bonus Program (4)(14)

Exhibit
Number	Description
10.62	Offer Letter Agreement with Richard Sulpizio dated January 17, 2005.(4)(15)

10.63	Summary of Changes to Non-Employee Director Compensation Program.(4)(16)

10.64	Sulpizio Stock Option Agreement dated March 8, 2005 (18,000 Options).(2)(4)

10.65	Sulpizio Stock Option Agreement dated March 8, 2005 (157,000 Options).(2)(4)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended.(4)(17)

10.67	Description of 2005 Named Executive Officer Salaries.(7)(18)

10.68	Copy of Cruickshank Stock Option Agreement dated June 3, 2005 (40,000 options).(4)(19)

10.69	Description of Adjusted Annual Salaries.(20)

10.70	Amended and Restated Rights Agreement dated September 26, 2005 between the Company and Computershare Investor Services LLC, as Rights Agent.(3)

10.71	Voluntary Executive Retirement Contribution Plan, as amended.(4)(21)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-127725).

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(7)	Certain confidential portions deleted pursuant to Order Granting Application or Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated December 12, 1991.

(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1992.

(9)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated March 19, 1993.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333 119904).

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 13, 2004.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 19, 2005.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(18)	Filed under the heading “2005 Named Executive Officer Salaries” in Item 1.01 of the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 8, 2005.

(20)	Filed under the heading “Adjusted Annual Salaries” in Item 1.01 of the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 2, 2005

QUALCOMM Incorporated
By /s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL E. JACOBS	Chief Executive Officer	November 2, 2005

Paul E. Jacobs	(Principal Executive Officer)

/s/ WILLIAM E. KEITEL William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 2, 2005

/s/ IRWIN JACOBS Irwin Jacobs	Chairman of the Board	November 2, 2005

/s/ RICHARD C. ATKINSON Richard C. Atkinson	Director	November 2, 2005

/s/ ADELIA A. COFFMAN Adelia A. Coffman	Director	November 2, 2005

/s/ DONALD CRUICKSHANK Donald Cruickshank	Director	November 2, 2005

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	November 2, 2005

/s/ DIANA LADY DOUGAN Diana Lady Dougan	Director	November 2, 2005

/s/ ROBERT E. KAHN Robert E. Kahn	Director	November 2, 2005

/s/ DUANE A. NELLES Duane A. Nelles	Director	November 2, 2005

/s/ PETER M. SACERDOTE Peter M. Sacerdote	Director	November 2, 2005

/s/ BRENT SCOWCROFT
Brent Scowcroft	Director	November 2, 2005

/s/ MARC I. STERN Marc I. Stern	Director	November 2, 2005

/s/ RICHARD SULPIZIO Richard Sulpizio	Director	November 2, 2005

Report of Independent Registered Public Accounting Firm
     To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     We have completed integrated audits of QUALCOMM Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of September 25, 2005 and September 26, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on QUALCOMM Incorporated’s 2005, 2004 and 2003 consolidated financial statements and of its internal control over financial reporting as of September 25, 2005, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries (the Company) as of September 25, 2005 and September 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 25, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Diego, California
November 2, 2005

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 25,	September 26,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$2,070	$1,214
Marketable securities	4,478	4,768
Accounts receivable, net	544	581
Inventories	177	154
Deferred tax assets	343	409
Other current assets	179	101

Total current assets	7,791	7,227
Marketable securities	2,133	1,653
Property, plant and equipment, net	1,022	675
Goodwill	571	356
Deferred tax assets	444	493
Other assets	518	416

Total assets	$12,479	$10,820

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$376	$286
Payroll and other benefits related liabilities	196	194
Unearned revenue	163	172
Other current liabilities	335	242

Total current liabilities	1,070	894
Unearned revenue	146	170
Other liabilities	144	92

Total liabilities	1,360	1,156

Commitments and contingencies (Notes 4 and 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 25, 2005 and September 26, 2004	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,640 and 1,635 shares issued and outstanding at September 25, 2005 and September 26, 2004	—	—
Paid-in capital	6,753	6,940
Retained earnings	4,328	2,709
Accumulated other comprehensive income	38	15

Total stockholders’ equity	11,119	9,664

Total liabilities and stockholders’ equity	$12,479	$10,820

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Revenues:
Equipment and services	$3,744	$3,514	$2,862
Licensing and royalty fees	1,929	1,366	985

	5,673	4,880	3,847

Operating expenses:
Cost of equipment and services revenues	1,645	1,484	1,268
Research and development	1,011	720	523
Selling, general and administrative	631	547	483

Total operating expenses	3,287	2,751	2,274

Operating income	2,386	2,129	1,573
Investment income (expense), net (Note 5)	423	184	(8)

Income from continuing operations before income taxes	2,809	2,313	1,565
Income tax expense	(666)	(588)	(536)

Income from continuing operations	2,143	1,725	1,029

Discontinued operations (Note 12):
Loss from discontinued operations before income taxes	—	(10)	(280)
Income tax benefit	—	5	78

Loss from discontinued operations	—	(5)	(202)

Net income	$2,143	$1,720	$827

Basic earnings per common share from continuing operations	$1.31	$1.07	$0.65
Basic loss per common share from discontinued operations	—	(0.01)	(0.13)

Basic earnings per common share	$1.31	$1.06	$0.52

Diluted earnings per common share from continuing operations	$1.26	$1.03	$0.63
Diluted loss per common share from discontinued operations	—	—	(0.12)

Diluted earnings per common share	$1.26	$1.03	$0.51

Shares used in per share calculations:
Basic	1,638	1,616	1,579

Diluted	1,694	1,675	1,636

Dividends per share announced	$0.320	$0.190	$0.085

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Operating Activities:
Income from continuing operations	$2,143	$1,725	$1,029
Depreciation and amortization	200	163	146
Asset impairment and related charges	—	—	34
Net realized gains on marketable securities and other investments	(179)	(88)	(80)
(Gains) losses on derivative instruments	(33)	(7)	3
Other-than-temporary losses on marketable securities and other investments	14	12	128
Equity in losses of investees	28	72	113
Non-cash income tax expense	498	419	411
Other non-cash charges	—	35	13
Proceeds from (purchases of) trading securities	—	—	2
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	35	(93)	53
Inventories	(23)	(50)	(23)
Other assets	(74)	51	(12)
Trade accounts payable	57	151	(24)
Payroll, benefits and other liabilities	49	148	43
Unearned revenue	(29)	(57)	(12)

Net cash provided by operating activities	2,686	2,481	1,824

Investing Activities:
Capital expenditures	(576)	(332)	(202)
Purchases of available-for-sale securities	(8,055)	(8,372)	(4,484)
Proceeds from sale of available-for-sale securities	8,072	5,026	3,183
Purchases of held-to-maturity securities	—	(184)	(355)
Maturities of held-to-maturity securities	10	401	257
Issuance of finance receivables	—	(1)	(150)
Collection of finance receivables	2	196	813
Other investments and acquisitions, net of cash acquired	(249)	(70)	(37)
Other items, net	20	10	(17)

Net cash used by investing activities	(776)	(3,326)	(992)

Financing Activities:
Proceeds from issuance of common stock	386	330	191
Repurchase and retirement of common stock	(953)	—	(166)
Proceeds from put options	37	5	7
Dividends paid	(524)	(308)	(135)

Net cash (used) provided by financing activities	(1,054)	27	(103)

Net cash used by discontinued operations	—	(13)	(89)

Effect of exchange rate changes on cash	—	—	(2)

Net increase (decrease) in cash and cash equivalents	856	(831)	638
Cash and cash equivalents at beginning of year	1,214	2,045	1,407

Cash and cash equivalents at end of year	$2,070	$1,214	$2,045

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other	Total
	Common Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 29, 2002	1,557	$4,918	$605	$(131)	$5,392

Components of comprehensive income:
Net income	—	—	827	—	827
Foreign currency translation	—	—	—	(3)	(3)
Unrealized net gains on securities, net of income taxes of $45	—	—	—	69	69
Reclassification adjustment for net realized gains included in net income, net of income taxes of $27	—	—	—	(41)	(41)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes of $18	—	—	—	82	82

Total comprehensive income					934

Exercise of stock options	47	153	—	—	153
Tax benefit from exercise of stock options	—	267	—	—	267
Issuance for Employee Stock Purchase and Executive Retirement Plans	3	38	—	—	38
Reversal of the valuation allowance on certain deferred tax assets	—	1,106	—	—	1,106
Repurchase and retirement of common stock	(10)	(158)	—	—	(158)
Dividends	—	—	(135)	—	(135)
Stock-based compensation expense	—	1	—	—	1

Balance at September 28, 2003	1,597	6,325	1,297	(24)	7,598

Components of comprehensive income:
Net income	—	—	1,720	—	1,720
Foreign currency translation	—	—	—	56	56
Unrealized net gains on securities, net of income taxes of $20	—	—	—	29	29
Reclassification adjustment for net realized gains included in net income, net of income taxes of $35	—	—	—	(53)	(53)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes of $5	—	—	—	7	7

Total comprehensive income					1,759

Exercise of stock options	36	284	—	—	284
Tax benefit from exercise of stock options	—	285	—	—	285
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	46	—	—	46
Dividends	—	—	(308)	—	(308)

Balance at September 26, 2004	1,635	6,940	2,709	15	9,664

Components of comprehensive income:
Net income	—	—	2,143	—	2,143
Foreign currency translation	—	—	—	5	5
Unrealized net gains on securities, net of income taxes of $73	—	—	—	103	103
Unrealized net gains on derivative instruments, net of income taxes of $6	—	—	—	9	9
Reclassification adjustment for net realized gains on securities included in net income, net of income taxes of $68	—	—	—	(102)	(102)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes of $5	—	—	—	8	8

Total comprehensive income					2,166

Exercise of stock options	30	348	—	—	348
Tax benefit from exercise of stock options	—	346	—	—	346
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	56	—	—	56
Repurchase and retirement of common stock	(27)	(953)	—	—	(953)
Dividends	—	—	(524)	—	(524)
Value of options exchanged for acquisitions	—	19	—	—	19
Deferred stock-based compensation from acquisitions	—	(3)	—	—	(3)

Balance at September 25, 2005	1,640	$6,753	$4,328	$38	$11,119

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies
     The Company. QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services based on its Code Division Multiple Access (CDMA) technology. The Company is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products to wireless device and infrastructure manufacturers. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its CDMA technologies. The Company provides satellite and terrestrial-based two-way data messaging and position reporting services for transportation companies, private fleets, construction equipment fleets and other enterprise companies. The Company provides the BREW (Binary Runtime Environment for Wireless) product and services to wireless network operators, handset manufacturers and application developers and support for developing and delivering over-the-air wireless applications and services. The Company also makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.
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
     The Company deconsolidated the Vésper Operating Companies and TowerCo during fiscal 2004 as a result of their sale (Note 12). Results of operations and cash flows related to the Vésper Operating Companies and TowerCo are presented as discontinued operations.
     Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003 each include 52 weeks.
     Revenue Recognition. The Company derives revenue principally from sales of integrated circuit products, from royalties for its intellectual property, from messaging and other services and related hardware sales, from software development and licensing and related services, and from license fees for intellectual property. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations. The development stage of the Company’s customers’ products does not affect the timing or amount of revenue recognized.
     The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, including, without limitation, products implementing cdmaOne, CDMA2000, Wideband CDMA (WCDMA) and/or the CDMA Time Division Duplex (TDD) standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. The Company earns royalties on such licensed CDMA products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were estimated.
     Starting in the fourth quarter of fiscal 2004, the Company determined that, due to escalating and changing business trends, the Company no longer had the ability to reliably estimate royalty revenues from the Estimated Licensees. These escalating and changing trends included the commercial launches and global expansion of WCDMA networks, changes in market share among licensees due to increased global competition, and increased variability in the integrated circuit and finished product inventories of licensees. Starting in the fourth quarter of fiscal 2004, the Company began recognizing royalty revenues for a quarter solely based on royalties reported by licensees during such quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. Total royalties reported by external licensees for fiscal 2005 and recorded as revenue for the period were $1.64 billion. Total royalties reported by external licensees for fiscal 2004 and 2003 were $1.29 billion and $837 million, respectively, as compared to $1.14 billion and $838 million, respectively, recorded as royalty revenues from the external licensees for the same periods.
     Revenues from sales of the Company’s CDMA-based integrated circuits are recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services are recorded when earned.
     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which the Company adopted in the fourth quarter of fiscal 2003. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The Company recognized revenues and expenses from sales of certain satellite and terrestrial-based two-way data messaging and position reporting hardware and related software products by its QWBS division (Note 10) ratably over the shorter of the estimated useful life of the hardware product or the expected messaging service period, which is typically five years, until the fourth quarter of fiscal 2003. The ratable recognition of these sales had been required because the messaging service was considered integral to the functionality of the hardware and software. EITF Issue No. 00-21 does not require the deferral of revenue when an undelivered element is considered integral to the functionality of a delivered element and otherwise requires separate unit accounting in multiple element arrangements. Given that the Company meets the criteria stipulated in EITF Issue No. 00-21, the sale of the hardware is accounted for as a unit of accounting separate from the future service to be provided by the Company. Accordingly, starting in the fourth quarter of fiscal 2003, the Company began recognizing revenues allocated to the hardware using the residual method and related expenses from such sales at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later, instead of amortizing the related revenue over future periods. The Company elected to adopt EITF Issue No. 00-21 prospectively for revenue arrangements entered into after the third quarter of fiscal 2003, rather than reporting the change in accounting as a cumulative-effect adjustment. The amortization of QWBS equipment revenue that was deferred in the periods prior to the adoption of EITF Issue No. 00-21 will continue with a declining impact through fiscal 2008. QWBS amortized $52 million, $76 million and $23 million in revenue related to such prior period equipment sales in fiscal 2005 and 2004 and during the fourth quarter of fiscal 2003, respectively. Deferred revenues and expenses related to the historical QWBS sales that will continue to be amortized in future periods were $54 million and $34 million, respectively, at September 25, 2005. Gross margin related to these prior sales is expected to be recognized as follows: $13 million in fiscal 2006, $6 million in fiscal 2007 and $1 million in fiscal 2008.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Unearned revenue consists primarily of fees related to software products, license fees for intellectual property and hardware products sales with continuing performance obligations.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations. Revenues from LG Electronics, Samsung and Motorola, customers of the Company’s QCT, QTL and QWI segments, comprised 15%, 13% and 11% of total consolidated revenues, respectively, in fiscal 2005, as compared to 15%, 15% and 10% of total consolidated revenues in fiscal 2004, respectively, and 13%, 17% and 13%, respectively, in fiscal 2003. Aggregated accounts receivable from Samsung, LG Electronics and Motorola comprised 45% and 51% of gross accounts receivable at September 25, 2005 and September 26, 2004, respectively.
     Revenues from international customers were approximately 82%, 79% and 77% of total consolidated revenues in fiscal 2005, 2004 and 2003, respectively.
     Cost of Equipment and Services Revenues. Cost of equipment and services revenues is primarily comprised of the cost of equipment revenues, the cost of messaging services revenues and the cost of development and other services revenues. Cost of equipment revenues consists of the cost of equipment sold and sustaining engineering costs, including personnel and related costs. Cost of messaging services revenues consists principally of satellite transponder costs, network operations expenses, including personnel and related costs, depreciation, and airtime charges by telecommunications operators. Cost of development and other services revenues primarily includes personnel costs and related expenses.
     Research and Development. Costs incurred in research and development activities are expensed as incurred, except certain software development costs capitalized after technological feasibility of the software is established.
     Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
     Income Taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. As part of its assessment of potential adjustments to its tax returns, the Company increases its current tax liability to the extent an adjustment would result in a cash tax payment or decreases its deferred tax assets to the extent an adjustment would not result in a cash tax payment. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.
     Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper and government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
     Marketable Securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.
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
     Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
     Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventory is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
     Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Buildings and building improvements are depreciated over 30 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 15 years. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
     Investments in Other Entities. The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless operators that promote the worldwide deployment of CDMA systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% and other than minor to 50% ownership interests in partnerships and limited liability corporations that do maintain specific ownership accounts, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company’s equity in net earnings or losses of its investees are recorded one month in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s consolidated financial statements.
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
     Derivatives. The Company holds warrants to purchase equity interests in certain other companies related to its strategic investment activities. These warrants are not held for trading or hedging purposes. Certain of these warrants are recorded at fair value. Changes in fair value are recorded in investment income (expense) as gains (losses) on derivative instruments. Warrants that do not have contractual net settlement provisions are recorded at cost. The recorded values of the warrants in other current assets were $1 million and $4 million at September 25, 2005 and September 26, 2004, respectively.
     The Company may enter into foreign currency forward and option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income as gains (losses) on derivative instruments. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The Company had no outstanding forward contracts at September 25, 2005 and the value of the Company’s foreign currency forward contracts was insignificant at September 26, 2004. The value of the Company’s foreign currency option contracts recorded in other current assets was $16 million at September 25, 2005, of which all were designated as cash-flow hedging instruments. The Company had no foreign currency option contracts outstanding at September 26, 2004.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. In fiscal 2005 and 2004, the premiums received from put options were recorded as other current liabilities in accordance with Statement of Financial Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. The value of the put options recorded in other current liabilities was $7 million at September 25, 2005. The

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company had no put options outstanding at September 26, 2004. In fiscal 2003, the $7 million in premiums received from put options were recorded as paid-in capital in accordance with EITF Issue No. 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which was subsequently amended by FAS 150.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual testing for fiscal 2005, 2004 and 2003 and determined that its recorded goodwill was not impaired.
     Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers. Software development costs are amortized on a straight-line basis over the estimated economic life of the software, ranging from less than one year to four years, taking into account such factors as the effects of obsolescence, technological advances and competition. The weighted-average amortization period for capitalized software was one year at both September 25, 2005 and September 26, 2004. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from less than one year to 28 years.
     Weighted-average amortization periods for finite lived intangible assets, by class, were as follows:

	September 25, 2005	September 26, 2004
Wireless licenses	15 years	15 years
Marketing-related	18 years	17 years
Technology-based	9 years	11 years
Customer-related	7 years	8 years
Other	28 years	28 years
Total intangible assets	13 years	14 years
     Changes in the weighted-average amortization periods from fiscal 2004 to 2005 resulted from additions to intangible assets related to acquisitions (Note 11).
     Valuation of Long-Lived and Intangible Assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
     Litigation. The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates.
     Share-Based Compensation. The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of share-based payments in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Stock Option Plans			Purchase Plans
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.9%	3.8%	3.2%	2.9%	1.1%	1.0%
Volatility	36.5%	53.2%	58.0%	29.8%	33.3%	41.1%
Dividend yield	0.8%	0.6%	0.2%	0.9%	0.7%	0.3%
Expected life (years)	6.0	6.0	6.0	0.5	0.5	0.5
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair values, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair values of the Company’s share-based payments. The Black-Scholes weighted average estimated fair values of stock options granted during fiscal 2005, 2004 and 2003 were $14.80, $13.92 and $9.67 per share, respectively. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plans during fiscal 2005, 2004 and 2003 were $8.76, $7.53 and $4.80 per share, respectively.
     For purposes of pro forma disclosures, the estimated fair value of share-based payments is assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in millions, except for earnings per common share):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Net income, as reported	$2,143	$1,720	$827
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	2	—	1
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(305)	(281)	(260)

Pro forma net income	$1,840	$1,439	$568

Earnings per common share:
Basic — as reported	$1.31	$1.06	$0.52

Basic — pro forma	$1.12	$0.89	$0.36

Diluted — as reported	$1.26	$1.03	$0.51

Diluted — pro forma	$1.09	$0.86	$0.35

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to United States dollars at the exchange rate in effect at the balance sheet date; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting translation gains or losses are recognized as a component of other comprehensive income. The functional currency of the Company’s foreign investees that do not use local currencies is the United States dollar. Where the United States dollar is the functional currency, the monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at the rates of exchange that approximate the rates in effect at the transaction date. Non-monetary assets and liabilities and related elements of revenues, expenses, gains and losses are translated at historical rates. Resulting translation gains or losses of these foreign investees are recognized in the statements of operations.
     During fiscal 2005, net foreign currency transaction gains included in the Company’s statement of operations were $1 million. During fiscal 2004, net foreign currency transaction losses included in the Company’s statements of operations were $1 million. During fiscal 2003, net foreign currency transaction gains and losses included in the Company’s statements of operations were insignificant.
     Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders’ equity.
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
     Components of accumulated other comprehensive income consisted of the following (in millions):

	September 25	September 26,
	2005	2004
Foreign currency translation	$(22)	$(27)
Unrealized gains on marketable securities, net of income taxes	60	42

	$38	$15

     Stock Split. On July 13, 2004, the Company announced a two-for-one stock split in the form of a stock dividend. Stock was distributed on August 13, 2004 to stockholders of record as of July 23, 2004. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2005, 2004 and 2003 were approximately 56,127,000, 58,686,000 and 56,338,000, respectively.
     Employee stock options to purchase approximately 33,660,000, 40,221,000 and 86,540,000 shares of common stock during fiscal 2005, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on dilutive earnings per common share would be anti-dilutive. Put options

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding during fiscal 2005 and 2004 to purchase a weighted-average of 13,000,000 and 3,000,000 shares of common stock, respectively, were not included in the earnings per common share computation for fiscal 2005 and 2004 because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 7).
     Future Accounting Requirements. In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provisions of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At September 25, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $394 million before income taxes. The Company will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.
Note 2. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Held-to-maturity:
Government-sponsored enterprise securities	$60	$—	$—	$70
Corporate bonds and notes	70	10	—	60

	130	10	—	130

Available-for-sale:
U.S. Treasury securities	151	267	—	—
Government-sponsored enterprise securities	704	542	—	—
Municipal bonds	10	—	—	—
Foreign government bonds	17	8	—	—
Corporate bonds and notes	2,645	2,603	14	3
Mortgage and asset-backed securities	767	1,226	—	—
Non-investment grade debt securities	24	—	694	571
Equity mutual funds	—	—	293	296
Equity securities	30	112	1,132	653

	4,348	4,758	2,133	1,523

	$4,478	$4,768	$2,133	$1,653

     As of September 25, 2005, the contractual maturities of debt securities were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years to Maturity				No Single
	Less than	One to	Five to	Greater than	Maturity
	One Year	Five Years	Ten Years	Ten Years	Date	Total
Held-to-maturity	$130	$—	$—	$—	$—	$130

Available-for-sale	2,439	1,173	626	21	767	5,026

	$2,569	$1,173	$626	$21	$767	$5,156

     Securities with no single maturity date include mortgage- and asset-backed securities.
     Available-for-sale securities were comprised as follows at (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 25, 2005
Equity securities	$1,353	$131	$(29)	$1,455
Debt securities	5,039	14	(27)	5,026

Total	$6,392	$145	$(56)	$6,481

September 26, 2004
Equity securities	$1,003	$77	$(19)	$1,061
Debt securities	5,208	27	(15)	5,220

Total	$6,211	$104	$(34)	$6,281

     The fair values of held-to-maturity debt securities at September 25, 2005 and September 26, 2004 approximate cost.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross	Gross	Net
	Realized	Realized	Realized
Fiscal Year	Gains	Losses	Gains
2005	$198	$(31)	$167
2004	105	(17)	88
2003	82	(13)	69
     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at September 25, 2005 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Treasury securities	$—	$—	$64	$(1)
Government-sponsored enterprise securities	159	(1)	—	—
Corporate bonds and notes	821	(6)	182	(3)
Mortgage and asset-backed securities	304	(2)	90	(1)
Non-investment grade debt securities	337	(12)	17	(1)
Equity securities	384	(29)	—	—

	$2,005	$(50)	$353	$(6)

     Investment Grade Debt Securities. The Company’s investments in investment grade debt securities consist primarily of investments in certificates of deposit, U.S. Treasury securities, government-sponsored enterprise securities, foreign government bonds, mortgage- and asset-backed securities and corporate bonds and notes. The unrealized losses on the Company’s investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at September 25, 2005.
     Non-Investment Grade Debt Securities. The Company’s investments in non-investment grade debt securities consist primarily of investments in corporate bonds. The unrealized losses on the Company’s investment in non-investment grade debt securities were caused by credit quality and industry or company specific events. Because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at September 25, 2005.
     Marketable Equity Securities. The Company’s investments in marketable equity securities consist primarily of investments in common stock of large companies and equity mutual funds. The unrealized losses on the Company’s investment in marketable equity securities were caused by overall equity market volatility and industry specific events. The duration and severity of the unrealized losses in relation to the carrying amounts of the individual investments were consistent with typical equity market volatility. Current market forecasts support a recovery of fair value up to (or beyond) the cost of the investment within a reasonable period of time. Accordingly, the Company considered these unrealized losses to be temporary at September 25, 2005.
Note 3. Composition of Certain Financial Statement Captions
Accounts Receivable

	September 25,	September 26,
	2005	2004
	(In millions)
Trade, net of allowance for doubtful accounts of $2 and $5, respectively	$506	$529
Long-term contracts	26	14
Other	12	38

	$544	$581

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories

	September 25,	September 26,
	2005	2004
	(In millions)
Raw materials	$23	$20
Work-in-process	6	3
Finished goods	148	131

	$177	$154

Property, Plant and Equipment

	September 25,	September 26,
	2005	2004
	(In millions)
Land	$65	$47
Buildings and improvements	614	413
Computer equipment	520	430
Machinery and equipment	544	413
Furniture and office equipment	33	24
Leasehold improvements	107	54
Property under capital leases	2	—

	1,885	1,381

Less accumulated depreciation and amortization	(863)	(706)

	$1,022	$675

     Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2005, 2004 and 2003 was $177 million, $133 million and $117 million, respectively.
     At September 25, 2005 and September 26, 2004, buildings and improvements and leasehold improvements with a net book value of $36 million and $38 million, respectively, including accumulated depreciation and amortization of $30 million and $27 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in each of the next four years from fiscal 2006 to 2009 are $9 million, $9 million, $7 million and $1 million, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill (Note 10). The Company allocates goodwill to its reporting units for annual testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments at September 25, 2005 as follows: $298 million in QUALCOMM CDMA Technologies, $73 million in QUALCOMM Technology Licensing, $72 million in QUALCOMM Wireless & Internet, and $128 million in QUALCOMM MEMS Technology (a nonreportable segment included in reconciling items in Note 10). The increase in goodwill from September 26, 2004 to September 25, 2005 was the result of the Company’s business acquisitions (Note 11), partially offset by currency translation adjustments.
     The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	September 25, 2005		September 26, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$164	$(17)	$77	$(11)
Marketing-related	21	(9)	21	(8)
Technology-based	116	(48)	77	(37)
Customer-related	17	(13)	15	(12)
Other	7	(1)	7	(1)

Total intangible assets	$325	$(88)	$197	$(69)

     Wireless licenses increased as a result of the Company’s acquisition of additional 700MHz spectrum in the United States during fiscal 2005 for its MediaFLO USA business (Note 10). Increases in other intangible asset categories primarily resulted from acquisitions during fiscal 2005 (Note 11).
     All of the Company’s purchased intangible assets other than certain wireless licenses in the amount of $84 million and goodwill are subject to amortization. Amortization expense from continuing operations for fiscal 2005, 2004 and 2003 was $19 million, $17 million and $18 million, respectively. Amortization expense related to these intangible assets is expected to be $22 million in fiscal 2006, $19 million in fiscal 2007, $16 million in fiscal 2008, $15 million in fiscal 2009 and $14 million in fiscal 2010.
     Capitalized software development costs, which are included in other assets, were $43 million and $44 million at September 25, 2005 and September 26, 2004, respectively. Accumulated amortization on capitalized software was $42 million and $39 million at September 25, 2005 and September 26, 2004, respectively. Amortization expense from continuing operations related to capitalized software for fiscal 2005, 2004 and 2003 was $4 million, $13 million and $12 million, respectively.
Note 4. Investments in Other Entities
     Inquam Limited. Since October 2000, the Company and another investor (the Other Investor) have provided equity and debt funding to Inquam Limited (Inquam). Inquam owns, develops and manages wireless CDMA-based communications systems, either directly or indirectly, primarily in Romania and Portugal. The Company recorded $33 million in equity in losses of Inquam during fiscal 2005, as compared to $59 million and $99 million for fiscal 2004 and 2003, respectively. At September 25, 2005 and September 26, 2004, the Company’s equity and debt investments in Inquam totaled $26 million and $42 million, respectively, net of equity in losses. The Company had no remaining funding commitment under its bridge loan agreement at September 25, 2005.
     During fiscal 2005, Inquam secured new long-term financing (the new facilities). The Company and the Other Investor each guaranteed 50% of a portion of the amounts owed under certain of the new facilities, up to a combined maximum of $54 million. Amounts outstanding under the new facilities subject to the guarantee totaled $49 million as of September 25, 2005. The guarantee expires and the new facilities mature on December 25, 2011.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In October 2005, the Company and the Other Investor agreed to restructure Inquam. Upon close of the restructuring, which is expected to occur in the first half of fiscal 2006, the Portugal companies will be spun-off through the exchange of portions of the Company’s and the Other Investor’s debt investments for direct equity interests in the Portugal companies. Inquam, which will continue to own the Romania companies, will repurchase certain minority equity interests. Immediately after the restructuring, the Company will hold an approximate 49.7% equity interest in Inquam and a 23% equity interest in the Portugal companies, which is expected to be reduced over time as the Other Investor makes the further investments in the Portugal companies contemplated by the restructuring agreements. In addition, the Company and the Other Investor will have a put-call option arrangement. Under this arrangement, the Other Investor will have the right to buy the Company’s equity and debt investments in Inquam, subject to certain conditions, by exercising its call option, which will expire no later than May 14, 2008. The minimum purchase price will be approximately $66 million. In the event that the Other Investor’s call option expires, or in certain other circumstances prior to that date, the Company will have the right to sell our equity and debt investments in Inquam to the Other Investor at a minimum sales price of $66 million. Such right will expire after six months. The Company does not anticipate providing any further funding to Inquam or to the Portugal companies.
     Inquam’s summarized financial information, derived from its unaudited financial statements, is as follows (in millions):

	September 25,	September 26,
	2005	2004
Balance sheet:
Current assets	$41	$40
Noncurrent assets	156	152

Total assets	$197	$192

Current liabilities	$60	$123
Noncurrent liabilities	273	132

Total liabilities	$333	$255

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Income statement:
Net revenues	$111	$88	$50

Gross profit (loss)	53	35	(2)

Net loss	$(73)	$(136)	$(205)

     Other. Other strategic equity investments as of September 25, 2005 and September 26, 2004 totaled $96 million and $123 million, respectively, including $40 million and $50 million, respectively, accounted for using the cost method. Differences between the carrying amounts of certain other strategic equity method investments and the Company’s underlying equity in the net assets of those investees were not significant at September 25, 2005 and September 26, 2004. At September 25, 2005, effective ownership interests in these investees ranged from approximately 7% to 50%.
     Funding commitments related to these investments totaled $13 million at September 25, 2005, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions; actual equity funding may be in lesser amounts. An investee’s failure to successfully develop and provide competitive products and services due to lack of financing, market demand or an unfavorable economic environment could adversely affect the value of the Company’s investment in the investee. There can be no assurance that the investees will be successful in their efforts.
Note 5. Investment Income (Expense)
     Investment income (expense) was comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Interest and dividend income	$256	$175	$158
Interest expense	(3)	(2)	(2)
Net realized gains on marketable securities	167	88	73
Net realized gains on other investments	12	—	7
Other-than-temporary losses on marketable securities	(13)	(12)	(100)
Other-than-temporary losses on other investments	(1)	—	(28)
Gains on derivative instruments	33	7	(3)
Equity in losses of investees	(28)	(72)	(113)

	$423	$184	$(8)

     The Company had various financing arrangements, including a bridge loan facility, an equipment loan facility, and interim and additional loan facilities with a wholly owned subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., a CDMA wireless operator in Mexico (Pegaso). Pegaso paid the loan facilities in full, including accrued interest, during fiscal 2003 and 2004. The Company recognized $12 million and $41 million in interest income related to the Pegaso financing arrangements during fiscal 2004 and 2003, respectively.
Note 6. Income Taxes
     The components of the income tax provision were as follows (in millions):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Current provision:
Federal	$77	$115	$299
State	42	60	57
Foreign	140	157	119

	259	332	475

Deferred provision (benefit):
Federal	398	227	45
State	9	29	16
	407	256	61

	$666	$588	$536

     The components of earnings from continuing operations before income taxes were as follows (in millions):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
United States	$1,570	$1,571	$1,163
Foreign	1,239	742	402

Earnings from continuing operations before income taxes	$2,809	$2,313	$1,565

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
Expected income tax provision at federal statutory tax rate	$983	$809	$548
State income tax provision, net of federal benefit	109	91	61
One-time dividend	35	—	—
Foreign income taxed at other than U.S. rates	(290)	(215)	(59)
Valuation allowance	(78)	(44)	—
Tax credits	(66)	(49)	(32)
Other	(27)	(4)	18

Income tax expense	$666	$588	$536

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.2 billion of undistributed earnings from certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. The Jobs Creation Act created a temporary incentive for corporations in the United States to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, the Company repatriated approximately $0.5 billion of foreign earnings qualifying for the special incentive under the Jobs Creation Act and recorded a related expense of approximately $35 million for federal and state income tax liabilities. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.
     The Company had net deferred tax assets as follows (in millions):

	September 25,	September 26,
	2005	2004
Accrued liabilities, reserves and other	$199	$139
Deferred revenues	76	133
Unrealized losses on marketable securities	5	5
Unused net operating losses	13	—
Capital loss carryover	161	249
Tax credits	346	454
Unrealized losses on investments	137	169

Total gross deferred assets	937	1,149
Valuation allowance	(69)	(139)

Total net deferred assets	$868	$1,010

Purchased intangible assets	(17)	(8)
Deferred contract costs	(18)	(26)
Unrealized gains on marketable securities	(50)	(33)
Other basis differences	(1)	(43)

Total deferred liabilities	$(86)	$(110)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of September 25, 2005, the Company has provided a valuation allowance on net capital losses of $62 million. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     Deferred tax assets, net of valuation allowance, decreased by approximately $142 million from September 26, 2004 to September 25, 2005 primarily due to the use of tax credits as a result of continued profitable operations in excess of tax benefits from stock option expense, partially offset by a decrease in the valuation allowance related to capital loss carryover.
     At September 25, 2005 and September 26, 2004, the Company had federal, state and foreign taxes payable of approximately $69 million and $27 million, respectively, included in other current liabilities.
     At September 25, 2005, the Company had unused federal and state income tax credits of $670 million and $93 million, respectively, generally expiring from 2006 through 2024. The Company does not expect these credits to expire unused.
     Cash amounts paid for income taxes, net of refunds received, were $168 million, $127 million and $125 million for fiscal 2005, 2004 and 2003, respectively. The income taxes paid primarily relate to foreign withholding taxes.
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 25, 2005 and September 26, 2004, no shares of preferred stock were outstanding.
     Preferred Share Purchase Rights Agreement. The Company has a Preferred Share Purchase Rights Agreement (Rights Agreement) to protect stockholders’ interests in the event of a proposed takeover of the Company. Under the original Rights Agreement, adopted on September 26, 1995, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Agreement, as amended and restated on September 26, 2005, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, subject to adjustment for subsequent stock splits, at a purchase price of $180. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock without Board approval. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2015, are redeemable in whole, but not in part, at the Company’s option prior to the time such rights are triggered for a price of $0.001 per Right.
     Stock Repurchase Program. On March 8, 2005, the Company authorized the repurchase of up to $2 billion of the Company’s common stock under a program with no expiration date. During fiscal 2005, the Company repurchased and retired 27,083,000 shares of common stock for $953 million and sold put options under this program. At September 25, 2005, the Company had two outstanding put options, with expiration dates of December 7, 2005 and March 21, 2006, that may require the Company to purchase 11,500,000 shares of its common stock upon exercise for $411 million (net of the option premiums received). Any shares repurchased upon exercise of the put options will be retired. The recorded values of the put option liabilities totaled $7 million at September 25, 2005. During fiscal 2005, the Company recognized $16 million in investment income due to decreases in the fair values of the put options and $15 million in investment income from premiums received on a put option that expired unexercised. At September 25, 2005, $636 million remained authorized for repurchases under this program.
     On February 10, 2003, the Company had authorized the repurchase of up to $1 billion of the Company’s common stock over a two-year period. The Company did not repurchase any of the Company’s common stock under this program during fiscal 2004; however, the Company did sell put options. The Company repurchased all of the put options during fiscal 2004. The net gain recorded in investment income during fiscal 2004 related to the put options, including premiums received, was $5 million.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During fiscal 2003, the Company repurchased and retired 9,831,000 shares of common stock for $166 million and sold put options. The put options expired worthless during fiscal 2003. The $7 million in premiums received from the put options were recorded as paid-in capital.
     Dividends. On March 2, 2004, the Company announced an increase in its quarterly dividend from $0.035 to $0.050 per share on common stock. On July 13, 2004, the Company announced an increase in its quarterly dividend from $0.050 to $0.070 per share on common stock. On March 8, 2005, the Company announced an increase in its quarterly dividend from $0.070 to $0.090 per share on common stock. Cash dividends announced in fiscal 2005 and 2004 were as follows (in millions, except per share data):

	2005		2004
	Per Share	Total	Per Share		Total
First quarter	$0.070	$115	$0.070	(1)	$112
Second quarter	0.070	115	0.050		81
Third quarter	0.090	147	—	(2)	—
Fourth quarter	0.090	147	0.070		114

Total	$0.320	$524	$0.190		$307

(1) In the first quarter of fiscal 2004, the Company announced two dividends of $0.035 per share which were paid in the first and second quarters of fiscal 2004.

(2) The Company paid a dividend of $0.05 per share in the third quarter of fiscal 2004 that had been announced in the second quarter of fiscal 2004.
     On October 10, 2005, the Company announced a cash dividend of $0.09 per share on the Company’s common stock, payable on January 4, 2006 to stockholders of record as of December 7, 2005, which will be reflected in the first quarter of fiscal 2006.
Note 8. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2005, 2004 and 2003 was $27 million, $21 million and $20 million, respectively.
     Stock Option Plans. The Company may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Stock Option Plan (the 2001 Plan) was adopted and replaced the 1991 Stock Option Plan (the 1991 Plan), which expired in August 2001. Options granted under the 1991 Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Plan were equal to the number of shares available for future grant under the 1991 Plan on the date the 2001 Plan was approved by the Company’s stockholders. At that date, approximately 101,083,000 shares were available for future grants under the 2001 Plan. In fiscal 2004, the Company reserved another 64,000,000 shares for future grants under the 2001 Plan. The Company may terminate the 2001 Plan at any time. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over five years and are exercisable for up to 10 years from the grant date. At September 25, 2005, options for approximately 120,298,000 shares under both plans were exercisable at prices ranging from $1.93 to $86.19 per share for an aggregate exercise price of $2.6 billion.
     The 2001 Non-Employee Directors’ Stock Option Plan (the 2001 Directors’ Plan) was adopted and replaced the 1998 Non-Employee Directors’ Stock Option Plan (the 1998 Directors’ Plan). Options granted under the 1998 Directors’ Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Directors’ Plan are equal to the number of shares available for future grant under the 1998 Directors’ Plan on the date the 2001 Directors’ Plan was approved by the Company’s stockholders. At that date, 4,100,000 shares were available for future grants under the 2001 Directors’ Plan. The Company may terminate the 2001 Directors’ Plan at any time. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to 10 years from the grant date. At September 25, 2005, options for approximately 3,393,000 shares under both plans were exercisable at prices ranging from $2.91 to $66.50 per share for an aggregate exercise price of $35 million.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In fiscal 2005, the Company assumed 723,000 and 42,000 of the outstanding stock options under the Iridigm Display Corporation 2000 Stock Plan and the Spike Technologies, Inc. 1998 Stock Option Plan, respectively, related to those acquisitions (Note 11). Both plans expired on the dates of the acquisitions, and no additional shares may be granted under those plans. Both incentive stock options and non-qualified stock options are outstanding under both plans. Generally, options outstanding vest over periods not exceeding five years and are exercisable for up to 10 years from the grant date. At September 25, 2005, options for approximately 559,000 shares under both plans were exercisable at prices ranging from $0.09 to $38.48 per share for an aggregate purchase price of $16 million.
     A summary of stock option transactions for the plans follows (number of shares in thousands):

	Options	Options Outstanding
	Shares		Exercise Price Per Share
	Available	Number		Weighted
	for Grant	of Shares	Range	Average
Balance at September 29, 2002	48,868	234,548	$0.07 to $86.19	$14.73
Plan shares expired	(4)	—	—	—
Options granted	(33,664)	33,664	14.55 to 22.87	17.42
Options cancelled	8,546	(8,546)	0.79 to 73.94	24.15
Options exercised	—	(46,694)	0.15 to 19.57	3.28

Balance at September 28, 2003	23,746	212,972	$0.07 to $86.19	$17.28
Additional shares reserved	64,000	—	—	—
Options granted	(31,252)	31,252	21.50 to 40.40	27.19
Options cancelled	4,420	(4,420)	2.30 to 70.00	28.15
Options exercised	—	(36,220)	0.14 to 37.34	7.85

Balance at September 26, 2004	60,914	203,584	$0.07 to $86.19	$20.25
Additional shares reserved (a)	765	—	—	—
Options assumed (a)	(765)	765	0.09 to 38.48	24.32
Plan shares expired (b)	(57)	—	—	—
Options granted	(34,434)	34,434	33.01 to 44.55	38.51
Options cancelled	5,821	(5,821)	1.60 to 70.00	31.16
Options exercised	—	(30,168)	0.07 to 43.00	11.52

Balance at September 25, 2005	32,244	202,794	$0.09 to $86.19	$24.35

(a)	Represents activity related to options that were assumed as a result of the acquisitions of Iridigm in October 2004 and Spike in November 2004 (Note 11).

(b)	Represents shares available for future grant cancelled pursuant to the Iridigm and Spike acquisitions.
     Net stock options, after forfeitures and cancellations, granted during fiscal 2005, 2004 and 2003 represented 1.8%, 1.7% and 1.6% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during fiscal 2005, 2004 and 2003 represented 2.1%, 1.9% and 2.1% of outstanding shares as of the end of each fiscal year, respectively.
     Information about fixed stock options outstanding at September 25, 2005 follows (number of shares in thousands):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(In Years)	Price	of Shares	Price
$0.09 to $3.51	28,805	2.16	$3.08	28,792	$3.08
$3.52 to $16.47	34,168	5.27	11.88	24,165	10.07
$16.63 to $22.44	31,515	7.53	20.11	13,500	19.72
$22.77 to $29.21	31,604	5.99	27.20	23,334	27.14
$29.31 to $33.57	29,899	8.35	33.05	8,412	32.64
$33.69 to $42.16	31,137	7.31	39.19	15,392	38.31
$42.25 to $44.55	11,585	6.95	43.27	6,823	43.07
$45.56 to $86.19	4,081	4.51	58.65	4,073	58.66

	202,794	6.14	$24.35	124,491	$21.11

     There were approximately 124,650,000 options exercisable with a weighted average exercise price of $17.41 per share at September 26, 2004. There were approximately 129,990,000 options exercisable with a weighted average exercise price of $13.42 per share at September 28, 2003.
     Information about stock options outstanding at September 25, 2005 with exercise prices less than or above $44.76 per share, the closing price at September 25, 2005, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Stock Options	of Shares	Price	of Shares	Price	of Shares	Price
Less than $44.76	120,418	$19.84	78,295	$29.48	198,713	$23.64
Above $44.76	4,073	58.66	8	54.32	4,081	58.65

Total outstanding	124,491	$21.11	78,303	$29.48	202,794	$24.35

     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During fiscal 2005, 2004 and 2003, approximately 1,786,000, 2,205,000 and 2,744,000 shares were issued under the plans at an average price of $29.63, $18.60 and $13.20 per share, respectively. At September 25, 2005, approximately 15,446,000 shares were reserved for future issuance.
     Executive Retirement Plans. The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. All shares forfeited are used to reduce the Company’s future matching contributions. The plans authorize up to 1,600,000 shares to be allocated to participants at any time. During fiscal 2005, 2004 and 2003, approximately 92,000, 108,000 and 89,000 shares, respectively, were allocated under the plans. The Company recorded $3 million, $5 million and $2 million in compensation expense during fiscal 2005, 2004 and 2003, respectively, related to its net matching contributions to the plans. At September 25, 2005, approximately 238,000 shares were reserved for future allocation.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Commitments and Contingencies
     Litigation
     Durante, et al v. QUALCOMM: On February 2, 2000, three former employees filed a putative class action against the Company, alleging unlawful age discrimination in their selection for layoff in 1999, and seeking monetary damages based thereon. On June 18, 2003, the Court ordered decertification of the class and dismissed all remaining claims of the plaintiffs. On August 1, 2005, the Ninth Circuit Court of Appeals upheld the judgment in favor of the Company. On June 20, 2003, 76 of the opt-in plaintiffs filed, but did not serve, a new action in the same court, alleging violations of the Age Discrimination in Employment Act as a result of their layoffs in 1999. All plaintiffs have now dismissed all remaining claims in exchange for the Company’s agreement not to seek litigation costs against them.
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
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the actions.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. Discovery has yet to begin in the action.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. Broadcom has yet to answer.
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
     On October 28, 2005, it was reported that six telecommunications companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. To date, the Company has not been formally served with the complaints.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. In addition, some matters that have previously been disclosed may no longer be described in this Note because of rulings in the case, settlements, changes in the Company’s business or other developments rendering them, in the Company’s judgment, no longer material to the Company’s operating results, liquidity or financial position.
     Long-Term Financing. The Company agreed to provide certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of equipment and/or services. At September 25, 2005, the Company had a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.
     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 26 years and with provisions for cost-of-living increases for certain leases. Rental expense for fiscal 2005, 2004 and 2003 was $39 million, $31 million and $34 million, respectively. Future minimum lease payments in each of the next five years from fiscal 2006 through 2010 are $67 million, $51 million, $24 million and $16 million, and $13 million respectively, and $22 million thereafter.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for fiscal 2006 to 2009 to be approximately $750 million, $200 million, $86 million and $6 million, respectively. The Company’s noncancelable obligations are insignificant in fiscal 2010. Of these amounts, commitments to purchase integrated circuit product inventories for fiscal 2006 to 2009 comprised $634 million, $177 million, $82 million and $5 million, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA and WCDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning systems products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:
o	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

o	QUALCOMM Government Technologies (QGOV) – formerly QUALCOMM Digital Media, provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.
•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA products and services.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below presents revenues, EBT and total assets for reportable segments (in millions):

					Reconciling
	QCT*	QTL	QWI*	QSI*	Items*	Total*
2005
Revenues	$3,290	$1,839	$644	$—	$(100)	$5,673
EBT	852	1,663	57	10	227	2,809
Total assets	518	16	153	442	11,350	12,479
2004
Revenues	$3,111	$1,331	$571	$—	$(133)	$4,880
EBT	1,048	1,195	19	(31)	82	2,313
Total assets	564	8	117	400	9,731	10,820
2003
Revenues	$2,428	$1,000	$484	$1	$(66)	$3,847
EBT	805	897	15	(168)	16	1,565
Total assets	311	155	92	839	7,425	8,822

*	As adjusted
     Segment assets are comprised of accounts receivable and inventory for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, accounts receivable, finance receivables, notes receivable, wireless licenses, other investments and all assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain other intangible assets. The net book value of long-lived assets located outside of the United States was $44 million, $21 million and $117 million at September 25, 2005, September 26, 2004 and September 28, 2003, respectively. Long-lived assets located outside of the United States were primarily in Brazil at September 28, 2003 and related to discontinued operations (Note 12). The net book value of long-lived assets located in the United States was $978 million, $654 million and $505 million at September 25, 2005, September 26, 2004 and September 28, 2003, respectively.
     QSI assets included $89 million, $106 million and $116 million related to investments in equity method investees at September 25, 2005, September 26, 2004 and September 28, 2003, respectively.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

Fiscal Year	QWBS	QGOV	QIS*
2005	$441	$50	$153

2004	$414	$41	$116

2003	$356	$49	$79

*	As adjusted.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other reconciling items were comprised as follows (in millions):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003*
Revenues
Elimination of intersegment revenue	$(148)	$(153)	$(122)
Other products	48	20	56

Reconciling items	$(100)	$(133)	$(66)

Earnings (loss) before income taxes
Unallocated research and development expenses	$(42)	$(23)	$(36)
Unallocated selling, general, and administrative expenses	(15)	(41)	(45)
EBT from other products	(56)	(39)	(20)
Unallocated investment income, net	339	192	125
Intracompany eliminations	1	(7)	(8)

Reconciling items	$227	$82	$16

*	As adjusted.
     Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance. Unallocated charges include certain investment income and research and development expenses and marketing expenses related to the development of the CDMA market that were not deemed to be directly related to the businesses of the segments.
     Specified items included in segment EBT were as follows (in millions):

	QCT*	QTL	QWI*	QSI*
Fiscal 2005
Revenues from external customers	$3,281	$1,710	$634	$—
Intersegment revenues	9	129	10	—
Interest income	—	5	2	4
Interest expense	—	1	1	—
Fiscal 2004
Revenues from external customers	$3,107	$1,200	$553	$—
Intersegment revenues	4	131	18	—
Interest income	—	3	1	14
Fiscal 2003
Revenues from external customers	$2,423	$898	$469	$1
Intersegment revenues	5	102	15	—
Interest income	—	2	1	45

*	As adjusted.
     Effectively all equity in losses of investees (Note 5) was recorded in QSI in fiscal 2005, 2004 and 2003. In fiscal 2004 and 2003, interest expense (Note 5) was predominantly recorded as corporate expense in reconciling items.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company distinguishes revenues from external customers by geographic areas based on customer location. Sales information by geographic area was as follows (in millions):

	Year Ended
	September 25,	September 26,	September 28,
	2005	2004	2003
United States	$1,015	$1,016	$875
South Korea	2,083	2,091	1,724
Japan	1,210	877	586
China	394	260	311
Brazil	40	31	36
Other foreign	931	605	315

	$5,673	$4,880	$3,847

Note 11. Acquisitions
     During fiscal 2005, the Company acquired the following four entities for a total cost of $295 million, which was paid primarily in cash:
•	Iridigm Display Corporation (Iridigm), a California-based display technology company.

•	Trigenix Limited, a United Kingdom-based developer of user interfaces for mobile phones.

•	Spike Technologies, Inc., a semiconductor design services company based primarily in India.

•	ELATA, Ltd., a United Kingdom-based developer of mobile content delivery and device management software systems.
     An additional $4 million in consideration is payable in cash through November 2006 if certain performance and other milestones are reached. Goodwill recognized in those transactions amounted to $216 million, of which $81 million is expected to be deductible for tax purposes. Goodwill was assigned to the QMT, QIS and QCT segments in the amounts of $128 million, $81 million and $7 million, respectively. Technology-based intangible assets recognized in the amount of $36 million have a weighted-average useful life of seven years.
     On August 11, 2005, the Company announced its intention to acquire all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology. Upon completion of the acquisition, which is anticipated in the first half of fiscal 2006, pending regulatory approval and other customary closing conditions, the Company estimates that it will pay approximately $545 million in consideration, consisting of approximately $272 million in shares of QUALCOMM stock, $235 million in cash, and the exchange of Flarion’s existing vested options and warrants with a fair value of approximately $38 million. Upon achievement of certain agreed upon milestones on or prior to the eighth anniversary of the close of this transaction, the Company may issue additional aggregate consideration of $205 million, consisting of approximately $173 million payable in cash to Flarion stockholders and $32 million in shares of QUALCOMM stock, which will be issued to Flarion option holders and warrant holders upon or following the exercise of such options and warrants. The acquisition of Flarion is intended to broaden the Company’s ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative for differentiating their services. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that the Company has already dedicated over the years towards the development of OFDM/OFDMA technologies.
Note 12. Discontinued Operations in the QSI Segment
     On December 2, 2003, Embratel Participações S.A. (Embratel) acquired the Company’s direct and indirect ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies), consolidated subsidiaries of the Company’s QSI segment, (the Embratel sale transaction) for no consideration. The Vésper

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Companies’ existing communication towers and related interests in tower site property leases (Vésper Towers) were not included in the Embratel sale transaction, and as such, the Company effectively retained, through a new wholly-owned subsidiary (TowerCo), ownership and control of the Vésper Towers. The Company realized a net loss of $52 million on the Embratel sale transaction during fiscal 2004, partially offset by a $40 million net gain which resulted from the subsequent sale of TowerCo. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations and cash flows related to the Vésper Operating Companies, including the results related to TowerCo and the gains and losses realized on the Embratel and TowerCo sales transactions, should be presented as discontinued operations in its consolidated statements of operations and cash flows. At September 25, 2005, the Company had no remaining assets or liabilities related to the Vésper Operating Companies or TowerCo recorded on its consolidated balance sheet. Revenues of $36 million and $123 million were reported in the loss from discontinued operations during fiscal 2004 and 2003, respectively.
Note 13. Auction Discount Voucher
     The Company was awarded a $125 million Auction Discount Voucher (ADV) by the Federal Communications Commission (FCC) in June 2000 as the result of a legal ruling. The ADV was fully transferable and, subject to certain conditions, could be used in whole or in part by any entity in any FCC spectrum auction over a period of three years, including those in which the Company is not a participant.
     During fiscal 2004, the Company transferred approximately $18 million of the ADV’s value to a wireless operator for approximately $17 million in cash. As a result of this transfer, the Company recorded an additional $17 million in other operating income in the QSI segment during fiscal 2004. During fiscal 2004, the Company also recorded $4 million in other operating income and $4 million in selling, general and administrative expenses in the QSI segment for cooperative marketing expenses incurred, with no effect on net income, related to an arrangement under which a portion of the ADV was transferred to a wireless operator prior to fiscal 2004. The Company recorded $47 million in other income in the QSI segment during fiscal 2003 related to transfers of the ADV’s value to wireless operators.
     The Company also used approximately $30 million of the ADV during fiscal 2004 as final payment for wireless licenses granted in fiscal 2004 in which the Company was the highest bidder in a FCC auction held during fiscal 2003. On a cumulative basis, the Company used $38 million of the ADV as payment for these wireless licenses, for which the Company had no cost basis at September 26, 2004. The ADV had no remaining value at September 25, 2005.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
     The table below presents quarterly data for the years ended September 25, 2005 and September 26, 2004 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)
2005
Revenues (1)	$1,390	$1,365	$1,358	$1,560
Operating income (1)	584	572	560	670
Net income (1)	513	532	560	538

Basic earnings per common share (2)	$0.31	$0.32	$0.34	$0.33
Diluted earnings per common share (2)	$0.30	$0.31	$0.33	$0.32

2004
Revenues (1)	$1,207	$1,216	$1,341	$1,118
Operating income (1)	568	577	622	362
Income from continuing operations (1)	411	441	486	387
Net income (1)	352	488	486	393

Basic earnings per common share from continuing operations (2)	$0.26	$0.27	$0.30	$0.24
Basic earnings per common share (2)	$0.22	$0.30	$0.30	$0.24

Diluted earnings per common share from continuing operations (2)	$0.25	$0.26	$0.29	$0.23
Diluted earnings per common share (2)	$0.21	$0.29	$0.29	$0.23

(1)	Revenues, operating income, income from continuing operations and net income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(3)	Prior to the fourth quarter of fiscal 2004, the Company recorded royalty revenues from certain licensees based on estimates of royalties during the period they were earned. Starting in the fourth quarter of fiscal 2004, the Company began recognizing royalty revenues solely based on royalties reported by licensees during the quarter (Note 1). The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to					Balance at
	Beginning of	Costs and					End of
	Period	Expenses	Deductions	Other			Period
Year ended September 28, 2003 Allowances:
— trade receivables	$(22)	$(14)	$24	$—			$(12)
— finance receivables	(51)	32	1	—			(18)
— notes receivable	(41)	(28)	—	—			(69)
Inventory reserves	(78)	(4)	12	—			(70)
Valuation allowance on deferred tax assets	(1,523)	(253)	10	1,106	(A	)	(660)

	$(1,715)	$(267)	$47	$1,106			$(829)

Year ended September 26, 2004 Allowances:
— trade receivables	$(12)	$(3)	$8	$2	(B	)	$(5)
— finance receivables	(18)	10	7	—			(1)
— notes receivable	(69)	(30)	53	—			(46)
Inventory reserves	(70)	7	13	—			(50)
Valuation allowance on deferred tax assets	(660)	27	20	474	(B	)	(139)

	$(829)	$11	$101	$476			$(241)

Year ended September 25, 2005 Allowances:
— trade receivables	$(5)	$(2)	$5	$—			$(2)
— finance receivables	(1)	1	—	—			—
— notes receivable	(46)	(41)	24	—			(63)
Inventory reserves	(50)	(10)	14	—			(46)
Valuation allowance on deferred tax assets	(139)	76	—	(6)	(C	)	(69)

	$(241)	$24	$43	$(6)			$(180)

(A)	This amount related to the reversal of the Company’s valuation allowance on substantially all of its United States deferred tax assets during fiscal 2003 as a credit to stockholders’ equity.

(B)	This amount related to the disposition of the Vésper Operating Companies (See Note 12 of the Consolidated Financial Statements).

(C)	This amount related to the acquisitions of Trigenix and ELATA (See Note 11 of the Consolidated Financial Statements).

S-1