Form 10-Q
period 2005-12-25
QUALCOMM INC/DE
filed 2006-01-25
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 23, 2006, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,656,288,929

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 25,	September 25,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,577	$2,070
Marketable securities	5,407	4,478
Accounts receivable, net	728	544
Inventories	195	177
Deferred tax assets	351	343
Other current assets	141	179

Total current assets	8,399	7,791
Marketable securities	2,414	2,133
Property, plant and equipment, net	1,154	1,022
Goodwill	571	571
Deferred tax assets	405	444
Other assets	486	518

Total assets	$13,429	$12,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$431	$376
Payroll and other benefits related liabilities	179	196
Dividends payable	148	—
Unearned revenue	149	163
Other current liabilities	253	335

Total current liabilities	1,160	1,070
Unearned revenue	141	146
Other liabilities	156	144

Total liabilities	1,457	1,360

Commitments and contingencies (Notes 3 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 25, 2005 and September 25, 2005	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,650 and 1,640 shares issued and outstanding at December 25, 2005 and September 25, 2005, respectively	—	—
Paid-in capital	7,134	6,753
Retained earnings	4,800	4,328
Accumulated other comprehensive income	38	38

Total stockholders’ equity	11,972	11,119

Total liabilities and stockholders’ equity	$13,429	$12,479

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 25,	December 26,
	2005	2004
Revenues:
Equipment and services	$1,150	$978
Licensing and royalty fees	591	412

	1,741	1,390

Operating expenses:
Cost of equipment and services revenues	517	430
Research and development	340	228
Selling, general and administrative	239	148

Total operating expenses	1,096	806

Operating income	645	584
Investment income, net (Note 4)	91	120

Income before income taxes	736	704
Income tax expense	(116)	(191)

Net income	$620	$513

Basic earnings per common share	$0.38	$0.31

Diluted earnings per common share	$0.36	$0.30

Shares used in per share calculations:
Basic	1,645	1,639

Diluted	1,702	1,704

Dividends per share announced	$0.09	$0.07

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 25,	December 26,
	2005	2004
Operating Activities:
Net income	$620	$513
Non-cash items:
Depreciation and amortization	58	45
Net realized gains on marketable securities and other investments	(20)	(64)
Gains on derivative instruments	(4)	(3)
Other-than-temporary losses on marketable securities and other investments	3	—
Equity in losses of investees	20	—
Share-based compensation expense	122	—
Incremental tax benefits from stock options exercised	(101)	—
Non-cash income tax expense	104	185
Other non-cash credits	(15)	(1)
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(171)	(113)
Inventories	(18)	(2)
Other assets	16	(71)
Trade accounts payable	87	(23)
Payroll, benefits and other liabilities	(86)	(49)
Unearned revenue	(19)	(20)

Net cash provided by operating activities	596	397

Investing Activities:
Capital expenditures	(213)	(188)
Purchases of available-for-sale securities	(3,318)	(1,865)
Proceeds from sale of available-for-sale securities	2,160	1,663
Other investments and acquisitions, net of cash acquired	(6)	(179)
Other items, net	4	(1)

Net cash used by investing activities	(1,373)	(570)

Financing Activities:
Proceeds from issuance of common stock	181	96
Incremental tax benefits from stock options exercised	101	—
Other items, net	—	(2)

Net cash provided by financing activities	282	94

Effect of exchange rate changes on cash	2	—

Net decrease in cash and cash equivalents	(493)	(79)
Cash and cash equivalents at beginning of period	2,070	1,214

Cash and cash equivalents at end of period	$1,577	$1,135

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 25, 2005 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month periods ended December 25, 2005 and December 26, 2004 both included 13 weeks.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
     Principles of Consolidation. The Company’s Condensed Consolidated Financial Statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries are included in the Condensed Consolidated Financial Statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 25, 2005 and December 26, 2004 were 56,798,000 and 64,904,000, respectively.
     Employee stock options to purchase approximately 40,053,000 and 27,708,000 shares of common stock during the three months ended December 25, 2005 and December 26, 2004, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive. A put option outstanding at December 25, 2005 to purchase 5,750,000 shares of common stock was not included in the diluted earnings per common share computation because the put option’s exercise price was less than the average market price of the common stock while it was outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. There were no put options outstanding at December 26, 2004 (Note 6).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 25,	December 26,
	2005	2004
Net income	$620	$513

Other comprehensive income:
Foreign currency translation	(6)	10
Unrealized net gains on securities, net of income taxes	23	100
Unrealized net losses on derivative instruments, net of income taxes	—	(3)
Reclassification adjustment for net realized gains on securities included in net income, net of income taxes	(12)	(34)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	2	—
Reclassification adjustment for gains on derivative instruments included in net income, net of income taxes	(7)	—

Total other comprehensive income	—	73

Total comprehensive income	$620	$586

Components of accumulated other comprehensive income consisted of the following (in millions):

	December 25,	September 25,
	2005	2005

Foreign currency translation	$(28)	$(22)
Unrealized net gain on marketable securities and derivative instruments, net of income taxes	66	60

	$38	$38

     Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning in the quarter ended December 25, 2005.
     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on September 26, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-Based Compensation Information under FAS 123R
     Upon adoption of FAS 123R, the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to a lattice binomial option-pricing model (binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.
     The weighted-average estimated fair value of employee stock options granted during the three months ended December 25, 2005 was $14.29 per share using the binomial model with the following weighted-average assumptions (annualized percentages):

Three Months Ended
December 25, 2005

Volatility	30.8%
Risk-free interest rate	4.39%
Dividend yield	1.0%
Post-vesting forfeiture rate	6.0%
Suboptimal exercise factor	1.67
     The Company used the implied volatility of market-traded options in the Company’s stock for the expected volatility assumption input to the binomial model, consistent with the guidance in FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The Company utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. Prior to the first quarter of fiscal 2006, the Company had used a combination of its historical stock price and implied volatility in accordance with FAS 123 for purposes of its pro forma information. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vesting forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. Option-pricing theory generally holds that the optimal (or profit-maximizing) time to exercise an option is at the end of the option’s term; therefore, if an option is exercised prior to the end of its term, that exercise is referred to as suboptimal. The degree to which the Company expects options to be exercised before their expiration is represented by the suboptimal exercise factor.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the three months ended December 25, 2005 derived from the binomial model was 5.5 years.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% in the first quarter of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended December 25, 2005 was comprised as follows (in millions, except per share data):

Three Months Ended
December 25, 2005

Cost of equipment and services revenues	$12
Research and development	52
Selling, general and administrative	58

Share-based compensation expense before taxes	122
Related income tax benefits	(40)

Share-based compensation expense, net of taxes	$82

Net share-based compensation expense, per common share:
Basic	$0.05

Diluted	$0.05

     The Company recorded $9 million in share-based compensation expense during the three months ended December 25, 2005 related to share-based awards granted during fiscal 2006. In addition, for the three months ended December 25, 2005, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $101 million related to incremental tax benefits from stock options exercised in the period.
     Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For purposes of pro forma disclosures under FAS 123 for the three months ended December 26, 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three months ended December 26, 2004 were as follows (in millions, except per share data):

Three Months Ended
December 26, 2004

Net income, as reported	$513
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(75)

Pro forma net income	$438

Earnings per common share:

Basic — as reported	$0.31

Basic — pro forma	$0.27

Diluted — as reported	$0.30

Diluted — pro forma	$0.26

     The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three months ended December 26, 2004 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended
	December 26, 2004
	Stock Option	Purchase Plans

Volatility	38.0%	30.9%
Risk-free interest rate	3.7%	1.6%
Dividend yield	0.6%	0.7%
Expected life (years)	6.0	0.5
     The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plans primarily due to the difference in their respective expected lives. The Black-Scholes weighted average estimated fair value of stock options granted during the three months ended December 26, 2004 was $17.06 per share.
Note 2 – Composition of Certain Financial Statement Items
     Accounts Receivable.

	December 25,	September 25,
	2005	2005
	(In millions)
Trade, net of allowance for doubtful accounts of $2 and $2, respectively	$685	$506
Long-term contracts	21	26
Other	22	12

	$728	$544

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Marketable Securities.

	Current		Noncurrent
	December 25,	September 25,	December 25,	September 25,
	2005	2005	2005	2005
	(In millions)		(In millions)
Held-to-maturity:
Government-sponsored enterprise securities	$61	$60	$—	$—
Corporate bonds and notes	70	70	—	—

	131	130	—	—

Available-for-sale:
U.S. Treasury securities	107	151	—	—
Government-sponsored enterprise securities	1,208	704	—	—
Municipal bonds	10	10	—	—
Foreign government bonds	17	17	—	—
Corporate bonds and notes	3,122	2,645	21	14
Mortgage and asset-backed securities	757	767	—	—
Non-investment grade debt securities	22	24	900	694
Equity mutual funds	—	—	309	293
Equity securities	33	30	1,184	1,132

	5,276	4,348	2,414	2,133

	$5,407	$4,478	$2,414	$2,133

     Property, Plant and Equipment.

	December 25,	September 25,
	2005	2005
	(In millions)
Land	$76	$65
Buildings and improvements	655	614
Computer equipment	555	520
Machinery and equipment	599	544
Furniture and office equipment	33	33
Leasehold improvements	137	107
Property under capital leases	11	2

	2,066	1,885
Less accumulated depreciation and amortization	(912)	(863)

	$1,154	$1,022

     Depreciation and amortization expense related to property, plant and equipment for the three months ended December 25, 2005 and December 26, 2004 was $52 million and $39 million, respectively.
Note 3 — Investments in Other Entities
     The Company and another investor (the Other Investor) own minority interests in Inquam Limited (Inquam), a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company recorded $20 million and $10 million in equity in losses of Inquam during the three months ended December 25, 2005 and December 26, 2004, respectively, including a $12 million loss resulting from Inquam’s restructuring during the three months ended December 25, 2005. At December 25, 2005, the Company’s equity and debt investments in Inquam and the Portugal Companies totaled $6 million, net of equity in losses. The Company and the Other Investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $54 million. The guarantee expires and the facilities mature on December 25, 2011. The Company had no other funding commitments at December 25, 2005 and does not anticipate providing any further funding to Inquam or to the Portugal Companies.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Investment Income (Expense)

	Three Months Ended
	December 25,	December 26,
	2005	2004
	(In millions)
Interest and dividend income	$91	$53
Interest expense	(1)	—
Net realized gains on marketable securities	20	56
Net realized gains on other investments	—	8
Other-than-temporary losses on marketable securities	(3)	—
Gains on derivative instruments	4	3
Equity in losses of investees	(20)	—

	$91	$120

Note 5 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 22% for fiscal 2006 as compared to the 24% effective income tax rate in fiscal 2005. During the first quarter of fiscal 2006, the IRS completed audits of the Company’s tax returns for fiscal 2001 through 2002, resulting in adjustments to the Company’s net operating loss and credit carryover amounts from those years. The tax provision was reduced by $56 million in the first quarter of fiscal 2006 to reflect the expected impact of the audit on both the reviewed and open tax years. The 16% effective tax rate for the first quarter of fiscal 2006 is lower than the expected annual effective rate due to this reduction.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate, 2% related to the impact of tax audits and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards and the generation of research and development credits, partially offset by state taxes and tax expense related to a one-time dividend paid under the American Jobs Creation Act of 2004.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $1.7 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of December 25, 2005, the Company has provided a valuation allowance of $57 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $13 million related to foreign tax credits that are expected to expire unutilized and $6 million related to foreign net operating loss carryforwards. Deferred tax assets, net of valuation allowance, decreased by approximately $31 million from September 25, 2005 to December 25, 2005 primarily due the use of tax credits as a result of continued profitable operations, partially offset by tax benefits from stock option expense.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 25, 2005 were as follows (in millions):

Balance at September 25, 2005	$11,119
Net income	620
Other comprehensive income	—
Net proceeds from the issuance of common stock	165
Share-based compensation	122
Tax benefits from exercise of stock options	101
Net increase in the valuation allowance on certain deferred tax assets	(7)
Dividends	(148)

Balance at December 25, 2005	$11,972

     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. While the Company did not repurchase any of the Company’s common stock under these programs during the three months ended December 25, 2005, the Company continues to evaluate repurchases under this program.
     In connection with the Company’s stock repurchase program, the Company had a put option outstanding at December 25, 2005, with an expiration date of March 21, 2006, that may require the Company to purchase 5,750,000 shares of the Company’s common stock upon exercise for $216 million (net of the option premiums received). Any shares repurchased upon exercise of the put option will be retired. A put option to purchase 5,750,000 shares of the Company’s common stock expired on December 7, 2005 unexercised. The recorded values of put option liabilities totaled $3 million and $7 million at December 25, 2005 and September 25, 2005, respectively. During the three months ended December 25, 2005, the Company recognized $3 million in investment income due to a decrease in the fair value of the put option that remains outstanding at December 25, 2005, and $1 million in investment income from the put option that expired unexercised. There were no put options outstanding during the three months ended December 26, 2004. At December 25, 2005, $2.3 billion remains authorized for repurchases under the stock purchase program.
     Dividends. On March 8, 2005, the Company announced an increase in its quarterly dividend from $0.07 to $0.09 per share on common stock. Cash dividends announced during the three months ended December 25, 2005 and December 26, 2004 were $0.09 and $0.07 per share, respectively. During the three months ended December 25, 2005 and December 26, 2004, dividends charged to retained earnings were $148 million and $115 million, respectively. On January 12, 2006, the Company announced a cash dividend of $0.09 per share on the Company’s common stock, payable on March 24, 2006 to stockholders of record as of February 24, 2006, which will be recorded in the second fiscal quarter.
Note 7 — Employee Stock Benefit Plans
     Stock Option Plans. The Company may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2001 Stock Option Plan (the 2001 Plan) was adopted and replaced the 1991 Stock Option Plan (the 1991 Plan), which expired in August 2001. Options granted under the 1991 Plan remain outstanding until exercised or cancelled. The shares reserved under the 2001 Plan were equal to the number of shares available for future grant under the 1991 Plan on the date the 2001 Plan was approved by the Company’s stockholders. At that date, approximately 101,083,000 shares were available for future grants under the 2001 Plan. In fiscal 2004, the Company reserved another 64,000,000 shares for future grants under the 2001 Plan. The Company may terminate the 2001 Plan at any time. The 2001 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options granted vest over a service period of five years and are exercisable for up to 10 years from the grant date.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
future grants under the 2001 Directors’ Plan. The Company may terminate the 2001 Directors’ Plan at any time. This plan provides for non-qualified stock options to be granted to non-employee directors at fair market value, vesting over periods not exceeding five years and are exercisable for up to 10 years from the grant date.
     A summary of stock option transactions for all stock option plans follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(in thousands)	Price	(years)	(in billions)
Outstanding at September 25, 2005	202,794	$24.35
Options granted	17,149	$42.47
Options cancelled/forfeited/expired	(441)	$34.29
Options exercised	(9,464)	$17.36

Outstanding at December 25, 2005	210,038	$26.12	6.28	$3.84

Exercisable at December 25, 2005	123,778	$21.93	4.83	$2.78

     Net stock options, after forfeitures and cancellations, granted during each of the three months ended December 25, 2005 and December 26, 2004 represented 1.0% of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended December 25, 2005 and December 26, 2004 represented 1.0% and 1.1% of outstanding shares as of the end of each fiscal quarter, respectively.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair value of stock options that vested during the three months ended December 25, 2005 was $118 million, which approximates the share-based compensation expense before taxes due to the monthly vesting for the majority of the Company’s stock option plans. At December 25, 2005, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.15 billion, which is expected to be recognized over a weighted average period of 2.4 years. The total share-based compensation cost of stock options capitalized as part of inventory and fixed assets was negligible during the three months ended December 25, 2005. The total intrinsic value of stock options exercised during the three months ended December 25, 2005 was $261 million. The Company recorded cash received from the exercise of stock options of $164 million and related tax benefits of $101 million during the three months ended December 25, 2005. Upon option exercise, the Company issues new shares of stock.
     Additional information about stock options outstanding at December 25, 2005 with exercise prices less than or above $44.39 per share, the closing price at December 25, 2005, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Exercise Prices	of Shares	Price	of Shares	Price	of Shares	Price
Less than $44.39	119,800	$20.70	85,653	$32.04	205,453	$25.43
Above $44.39	3,978	$58.83	607	$45.46	4,585	$57.06

Total outstanding	123,778	$21.93	86,260	$32.13	210,038	$26.12

     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During the three months ended December 25, 2005 and December 26, 2004, the Company issued no shares under the purchase plans. At December 25, 2005, approximately 15,446,000 shares were reserved for future issuance. The total estimated fair value of purchase rights outstanding under the Employee Stock Purchase Plans that vested during the three months ended December 25, 2005 was $4 million.
Note 8 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal, and the Company and SnapTrack filed a responsive notice and motion to dismiss. Zoltar’s appeal was dismissed and the issue of reaching a final judgment on issues aside from non-infringement is pending before the district court.
     QUALCOMM Incorporated v. Maxim Integrated Products, Inc.: On November 9, 2005, the case was dismissed pursuant to a settlement between the parties and a consent decree entered into by Maxim.
     Whale Telecom Ltd. v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. A three-week trial in the ITC is scheduled to start on February 15, 2006. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the actions. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the Central District to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. Discovery is underway. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. Discovery has yet to commence.
     QUALCOMM Incorporated and SnapTrack, Inc. v. Nokia Corporation and Nokia Inc.: On November 4, 2005, the Company, along with its wholly owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and several individually filed actions pending in Maryland, New York, Pennsylvania, Washington D.C., Georgia and Louisiana, seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. To date, the Company has not received all of the complaints.
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
     Long-Term Financing. The Company agreed to provide certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of cdmaOne base station equipment, CDMA2000 base station equipment and related infrastructure equipment and/or associated services. At December 25, 2005, the Company had a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.
     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 27 years and with provisions for cost-of-living increases for certain leases. Future minimum lease payments for the remainder of fiscal 2006 and each of the subsequent four years from fiscal 2007 through 2010 are $50 million, $55 million, $29 million, $21 million and $18 million, respectively, and $55 million thereafter.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2006 and for each of the subsequent four years from fiscal 2007 through 2010 to be $631 million, $210 million, $73 million, $27 million and $18 million, respectively, and $35 million thereafter. Of the totals for the remainder of fiscal 2006 and for each of the subsequent three years from fiscal 2007 through 2009, commitments to purchase integrated circuit product inventories comprised $537 million, $149 million, $44 million and $5 million, respectively.
Note 9 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA-based products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	QUALCOMM Wireless & Internet (QWI) – comprised of:
°	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

°	QUALCOMM Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

°	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.
•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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
     The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
December 25, 2005
Revenues	$1,033	$564	$166	$—	$(22)	$1,741
EBT	300	517	17	(48)	(50)	736
December 26, 2004
Revenues	$865	$400	$159	$—	$(34)	$1,390
EBT	242	358	16	40	48	704
     Reconciling items in the previous table were comprised as follows (in millions):

	Three Months Ended
	December 25,	December 26,
	2005	2004
Revenues
Elimination of intersegment revenue	$(43)	$(39)
Other nonreportable segments	21	5

Reconciling items	$(22)	$(34)

Earnings (loss) before income taxes
Unallocated research and development expenses	(70)	(7)
(Un)overallocated selling, general and
administrative expenses	(61)	2
Unallocated cost of equipment and services revenues	(12)	—
Other nonreportable segments	(14)	(11)
Unallocated investment income, net	108	63
Intracompany eliminations	(1)	1

Reconciling items	$(50)	$48

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Certain charges are allocated to the corporate functional department in the Company’s management reports based on the decision that those charges should not be used to evaluate the segments’ operating performance. Unallocated charges include certain investment income and research and development expenses and marketing expenses related to the development of the CDMA-based market that were not deemed to be directly related to the businesses of the segments. During the three months ended December 25, 2005, unallocated research and development expenses and selling, general and administrative expenses included $52 million and $58 million of share-based compensation expense, respectively, and unallocated cost of revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI
For the three months ended:
December 25, 2005
Revenues from external customers	$1,031	$525	$164
Intersegment revenues	2	39	2
December 25, 2004
Revenues from external customers	$864	$365	$156
Intersegment revenues	1	35	3
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, accounts receivable, finance receivables, notes receivable, wireless licenses, other investments and all assets of consolidated investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill, certain other intangible assets and capitalized share-based compensation. Segment assets were as follows (in millions):

	December 25,	September 25,
	2005	2005
QCT	$549	$518
QTL	186	16
QWI	150	153
QSI	461	442
Reconciling items	12,083	11,350

Total consolidated assets	$13,429	$12,479

     The increase in QTL’s segment assets resulted from an increase in accounts receivable from licensees that report royalties quarterly and make payments on a semi-annual basis.
Note 10 – Subsequent Events
     On January 18, 2006, the Company completed its acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology for approximately $608 million in consideration, consisting of approximately $348 million in shares of QUALCOMM stock, $229 million in cash, and the exchange of Flarion’s existing vested options and warrants with a preliminary estimated aggregate fair value of approximately $31 million. In addition, the Company assumed Flarion’s existing unvested options with a preliminary estimated aggregate fair value of $67 million, which will be recorded as share-based compensation over the remaining vesting period pursuant to FAS 123R. Upon achievement of certain agreed upon milestones on or prior to the eighth anniversary of the close of this transaction, the Company may issue additional aggregate consideration of $205 million, consisting of approximately $185 million payable in cash to Flarion stockholders and $20 million in shares of QUALCOMM stock, which will be issued to Flarion option holders and warrant holders upon or following the exercise of such options and warrants. The acquisition of Flarion is intended to broaden the Company’s ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative for differentiating their services. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that the Company has already dedicated over the years towards the development of OFDM/OFDMA technologies.
     On December 30, 2005, the Company acquired Berkana Wireless, Inc. (Berkana), a provider of complementary metal oxide semiconductor (CMOS) radio frequency integrated circuits (RFICs), for approximately $56 million in cash and the exchange of stock options with a preliminary estimated aggregate fair value of approximately $7 million, substantially all of which will be recorded as share-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 25, 2005 contained in our 2005 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Highlights
     Revenues for the first quarter of fiscal 2006 were $1.74 billion, with net income of $620 million. The following recent developments occurred with respect to key elements of our business or our industry:
•	The wireless industry continues to grow at a rapid pace, with worldwide wireless subscribers growing by nearly 6% in the fourth calendar quarter of 2005 to reach approximately 2.1 billion.[1] CDMA-based subscribers, including both 2G (cdmaOne) and 3G (CDMA2000, 1xEV-DO and WCDMA), represent approximately 15%[1] of total worldwide wireless subscribers to date.

•	CDMA-based 3G subscribers to wireless operators’ services grew to at least 233 million worldwide through December 2005, including at least 19 million 1xEV-DO subscribers and at least 44 million WCDMA subscribers.[2]

•	CDMA-based handset shipments by manufacturers to wireless operators totaled approximately 52 million units at an average selling price of $215 during the period July 2005 through September 2005 based on reports in the first quarter of fiscal 2006 by our licensees. These shipments represent an estimated 25% of total worldwide handset shipments for the same period based on the 208 million worldwide handset shipments.[3]

•	The ratio of WCDMA reported royalties to total reported royalties grew from approximately 32% reported in the first quarter of fiscal 2005 to approximately 40% reported in the first quarter of fiscal 2006.

•	We continue to see a highly competitive market in CDMA2000 and WCDMA handsets. As reported by our licensees in the first quarter of fiscal 2006 for their sales in the fourth quarter of fiscal 2005:
o	22 handset suppliers actively supplied WCDMA products, compared to 17 reported in the fourth quarter of fiscal 2005.

o	48 handset suppliers actively supplied CDMA2000 1x and 1xEV-DO products, compared to 46 reported in the fourth quarter of fiscal 2005.
•	During the first quarter of fiscal 2006, we shipped approximately 47 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules (nearly all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA), compared to approximately 39 million MSM integrated circuits in the first quarter of fiscal 2005. This brings the cumulative integrated circuits shipped to more than 2 billion since the first CDMA integrated circuit shipped in 1996.

•	In December 2005, we announced plans to work with Verizon Wireless to bring its customers mobile video over the MediaFLO USA network. Verizon Wireless is expected to be the first wireless service provider to use the MediaFLO USA network to deliver mobile video services. We successfully demonstrated the MediaFLO service on handsets from both LG and Samsung at the Consumer Electronics Show in early January 2006.

•	We actively supported the world’s first widespread High-Speed Downlink Packet Access (HSDPA) deployment recently launched by Cingular Wireless in the United States in December 2005. We worked with several leading device manufacturers to develop and validate multiple mobile devices for the HSDPA network, including certain models based on our MSM 6275 integrated circuit.

•	We continue to invest in new emerging technologies through acquisitions and research and development. In the second quarter of fiscal 2006, we completed the acquisitions of Flarion Technologies, Inc., a developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology, and Berkana Wireless, Inc., a fabless semiconductor company that provides complementary metal oxide semiconductor (CMOS) radio frequency integrated circuits (RFICs).
(1)	According to EMC World Cellular Information Service, a researcher and publisher of wireless industry market intelligence.

(2)	According to inputs from a large portion of operators around the world.

(3)	As reported by Strategy Analytics, a global research and consulting firm in their November 2005, Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the baseband MSM, Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and the related software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. QCT software products are the operating systems that control the wireless phones and the functionality imbedded in our integrated circuit products. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 59% and 62% of total consolidated revenues for the first quarter of fiscal 2006 and 2005, respectively.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the net selling price of licensed products. QTL revenues comprised 32% and 29% of total consolidated revenues for the first quarter of fiscal 2006 and 2005, respectively.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) product and services, including the uiOne customizable user-interface product and the deliveryOne content distribution system, for the development and over-the-air deployment of data services on wireless devices. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 10% and 11% of total consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively.
     QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary expects to offer a nationwide mediacast network based on our FLO (Forward Link Only) technology and MediaFLO Media Distribution System (MDS), initially targeting 100 top domestic markets, with the eventual capability for broader nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO network and service will be determined by our wireless operator partners. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO USA plans to use nationwide 700 MHz spectrum for which we hold licenses and is procuring and will be distributing content on a wholesale basis to our wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator partners. We are evaluating a number of corporate structuring options, including distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include the QUALCOMM Wireless Systems division, which sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services, the QUALCOMM MEMS Technologies division, which is developing display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics, and other product initiatives.
Looking Forward
     We expect continued growth in demand for CDMA2000 and WCDMA products and services around the world:
•	Operators on the CDMA2000 technology path are deploying 1xEV-DO and are preparing to deploy EV-DO Revision A. Many GSM operators are migrating their networks to WCDMA and are preparing to deploy HSDPA. The deployment of these 3G networks enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia.

•	As of December 2005, 100 WCDMA networks have launched, and as of January 2006, 272 devices are commercially available (compared to 108 a year ago).[1] We expect that the demand for WCDMA products and services will continue to expand as operators transition their subscribers to WCDMA devices on these WCDMA networks.

•	We expect that volume increases and growing competition among WCDMA phone manufacturers and WCDMA integrated circuit suppliers will continue to help decrease WCDMA phone prices significantly and drive growth of WCDMA phone sales worldwide.

•	We expect that growing demand for advanced 3G phones and devices at above average price points will continue to drive the need for increased multimedia MSM functionality. To meet this market need, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry.

•	We expect growing demand for low-end phones to continue and have invested resources for single chip solutions which combine the baseband, radio frequency and power management chips into one package. We believe lower component counts and further integration will drive costs down and enable faster time to market to meet the increasing demand for low-end phones. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products in this market.

•	We will continue our development efforts with respect to our BREW applications development platform, our new MediaFLO Multimedia Distribution System (MDS) and FLO technology for low cost delivery of multimedia content to multiple subscribers simultaneously and our iMoD display technology.

•	We will continue to invest in the advancement of CDMA and a broad range of other wireless technologies as evidenced by our recently announced DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms. These platforms will enable continued improvement in the performance of CDMA and WCDMA technologies and are part of our vision to enable a range of technologies, each optimized for specific services and integrated into our integrated circuit products.

•	We will continue to invest in the development of OFDM- and OFDMA-based technologies. We have proposed and/or intend to propose these technologies to various standards bodies, including Institute for Electrical Engineers (IEEE) 802, 3rd Generation Partnership Project (3GPP), and 3rd Generation Partnership Project 2 (3GPP2).
(1)	As reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers.
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in the world’s leading intellectual property portfolio related to wireless technology. Because all forms of CDMA and its derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 130 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve and grow at a faster pace than the second-generation technologies that preceded it.
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable royalty provisions, some companies have now initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the recently filed complaints with the European Commission, and (iv) behind the scenes lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder's ability to enforce its rights or obtain a fair return for such rights.
     Given our enormous investment in technology innovation, the demonstrable benefits provided by our intellectual property, and long-standing license agreements with more than 130 licensees including many of the world’s foremost wireless equipment manufacturers, we believe that the royalties we charge are reasonable and fair to the companies paying such royalties, as well as providing significant incentives for others to invest in CDMA applications, as evidenced by the enormous growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and will require the investment of substantial time and financial resources to explain and defend our position.

     Although there can be no guarantees as to the ultimate outcome of these challenges, we intend to expend appropriate resources to properly educate governmental authorities, elected officials, courts of law, our licensees, wireless carriers and the general public as to the true nature of these disputes. We believe that when such information is fairly evaluated by such parties, that these matters will be seen for what they truly are, an attempt to avoid paying the agreed upon and fair compensation for the use of our significant intellectual property portfolio. You should also refer to the Risk Factors included in this Quarterly Report for further discussion of these and other risks related to our business.
Revenue Concentrations
     Revenues from customers in South Korea, Japan, China and the United States comprised 35%, 20%, 16% and 12%, respectively, of total consolidated revenues in the first quarter of fiscal 2006 as compared to 37%, 22%, 10% and 19%, respectively, in the first quarter of fiscal 2005. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in China from 10% of total revenues to 16% is primarily attributable to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for lower priced phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 78% to 67%, due primarily to increases in revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China. Revenues from customers in the United States also decreased as a result of a shift in manufacturing locations by certain customers from the United States to other international locations.
Critical Accounting Policies and Estimates
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective September 26, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the three months ended December 25, 2005 was $122 million. At December 25, 2005, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.15 billion, which is expected to be recognized over a weighted average period of 2.4 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended December 25, 2005 and December 26, 2004 represented 1.0% of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended December 25, 2005 and December 26, 2004 represented 1.0% and 1.1% of outstanding shares as of the end of each fiscal quarter, respectively.
     Upon adoption of FAS 123R, we began estimating the value of share-based awards on the date of grant using a lattice binomial option-pricing model (binomial model). Prior to the adoption of FAS 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model) for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.
     The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.
     For purposes of estimating the fair value of stock options granted during the three months ended December 25, 2005 using the binomial model, we have made a subjective estimate regarding our stock price volatility (weighted average of 30.8%). We used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model, consistent with the guidance in FAS 123R and SAB 107. We utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. If our stock price volatility assumption were increased to 35%, the weighted average estimated fair value of stock options granted during the three months ended December 25, 2005 would increase by $0.96 per share, or 7%. The volatility percentage assumed in the three months ended December 25, 2005 was based on the implied volatility of traded options, as compared to the blend of implied and historical volatility data used in prior quarters. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted average of 4.39% for the three months ended December 25, 2005) which, if increased to 5%, would increase the weighted average estimated fair value of stock options granted during the three months ended December 25, 2005 by $0.39 per share, or 3%.
     We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted average of 1.0% for the three months ended December 25, 2005) which, if decreased to 0.5%, would increase the weighted average estimated fair value of stock options granted during the three months ended December 25, 2005 by $0.56 per share, or 4%. Dividends and/or increases or decreases in dividend payments are subject to board approval as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted average of 6.0% for the three months ended December 25, 2005) which, if decreased to 3.1%, would increase the weighted average estimated fair value of stock options granted during the three months ended December 25, 2005 by $0.40 per share, or 3%.
     The suboptimal exercise factor is estimated using historical option exercise information (weighted average of 1.67 for the three months ended December 25, 2005) which, if increased to 1.80, would increase the weighted average estimated fair value of stock options granted during the three months ended December 25, 2005 by $0.51 per share, or 4%.
First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005
     Revenues. Total revenues for the first quarter of fiscal 2006 were $1.74 billion, compared to $1.39 billion for the first quarter of fiscal 2005. Revenues from LG Electronics, Samsung and Motorola, customers of our QCT, QTL and QWI segments, comprised an aggregate of 14%, 14% and 11% of total consolidated revenues, respectively, in the first quarter of fiscal 2006, compared to 15%, 12% and 12% of total consolidated revenues, respectively, in the first quarter of fiscal 2005.
     Revenues from sales of equipment and services for the first quarter of fiscal 2006 were $1.15 billion, compared to $978 million for the first quarter of fiscal 2005. Revenues from sales of integrated circuit products increased $151 million, resulting primarily from an increase of $279 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $128 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the first quarter of fiscal 2006 were $591 million, compared to $412 million for the first quarter of fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $165 million increase in royalties reported to us by our external licensees, resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices and the impact of the expiration of one of our royalty sharing obligations. Worldwide demand for CDMA-based products and average selling prices have increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2006 was $517 million, compared to $430 million for the first quarter of fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 45% for the first quarter of fiscal 2006, compared to 44% in the first quarter of fiscal 2005. The decline in margin percentage in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the effect of $12 million in share-based compensation. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the first quarter of fiscal 2006, research and development expenses were $340 million or 20% of revenues, compared to $228 million or 16% of revenues for the first quarter of fiscal 2005. The dollar and percentage increases in research and development expenses primarily resulted from $52 million in share-based compensation and a $56 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000, 1xEV-DO, WCDMA, HSDPA, GSM/GPRS/EDGE and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology. We expect that research and development costs will continue to increase in fiscal 2006 as we continue our active support of CDMA-based technologies, products and network operations and other product initiatives.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2006, selling, general and administrative expenses were $239 million or 14% of revenues, compared to $148 million or 11% of revenues for the first quarter of fiscal 2005. The dollar and percentage increases primarily resulted from $58 million in share-based compensation, a $16 million increase in employee related expenses and a $10 million increase in professional fees.
     Net Investment Income. Net investment income was $91 million for the first quarter of fiscal 2006, compared to $120 million for the first quarter of fiscal 2005. The net increase was primarily comprised as follows (in millions):

	Three Months Ended
	December 25,	December 26,
	2005	2004	Change
Interest and dividend income:
Corporate and other segments	$90	$53	$37
QSI	1	—	1
Interest expense	(1)	—	(1)
Net realized gains on investments:
Corporate	20	13	7
QSI	—	51	(51)
Other-than-temporary losses on investments	(3)	—	(3)
Gains on derivative instruments	4	3	1
Equity in losses of investees	(20)	—	(20)

	$91	$120	$(29)

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates and dividends earned on interest-bearing securities. Net realized gains on corporate investments in the first quarter of fiscal 2006 resulted primarily from the sale of equity mutual funds, the proceeds from which were reinvested in non-investment grade debt securities. Net realized gains on QSI investments in the first quarter of fiscal 2005 resulted primarily from a $41 million net realized gain on the sale of an equity investment in NextWave Telecom Inc. Gains on derivative instruments in the first quarter of both fiscal 2006 and 2005 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees increased in the first quarter of fiscal 2006 primarily due to a loss resulting from the Inquam restructuring, of which our share was $12 million, as compared to the effect of investment gains recognized by a venture fund investee in the first quarter of fiscal 2005, of which our share was $10 million.
     Income Tax Expense. Income tax expense was $116 million for the first quarter of fiscal 2006, compared to $191 million for the first quarter of fiscal 2005. The annual effective tax rate is estimated to be 22% for fiscal 2006, compared to the 28% estimated annual effective tax rate recorded during the first quarter of fiscal 2005, and the annual effective tax rate of 24% for fiscal 2005.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate, 2% related to the impact of tax audits and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%. The estimated annual effective tax rate for fiscal 2006 of 22% is lower than the annual effective tax rate for fiscal 2005 of 24% primarily because of the projected increased impact of foreign earnings taxed as rates lower than the United States federal statutory rate.

     During the first quarter of fiscal 2006, the IRS completed audits of our tax returns for fiscal 2001 through 2002 resulting in adjustments to our net operating loss and credit carryover amounts from those years. The tax provision was reduced by $56 million in the first quarter of fiscal to reflect the expected impact of the audit on both the reviewed and open tax years.
     As of December 25, 2005, we had a valuation allowance of approximately $57 million on previously incurred capital losses. We also had a valuation allowance of $13 million related to foreign tax credits that are expected to expire unutilized and $6 million related to foreign net operating loss carryforwards. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
Our Segment Results for the First Quarter of Fiscal 2006 Compared to the First Quarter of Fiscal 2005
     The following should be read in conjunction with the first quarter financial results of fiscal 2006 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 9 – Segment Information.”
     QCT Segment. QCT revenues for the first quarter of fiscal 2006 were $1.03 billion, compared to $865 million for the first quarter of fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $999 million for the first quarter of fiscal 2006, compared to $848 million for the first quarter of fiscal 2005. The increase in MSM and accompanying RF integrated circuits revenue was comprised of $279 million related to higher unit shipments, partially offset by a decrease of $128 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 47 million MSM integrated circuits were sold during the first quarter of fiscal 2006, compared to approximately 39 million for the first quarter of fiscal 2005.
     QCT’s earnings before taxes for the first quarter of fiscal 2006 were $300 million, compared to $242 million for the first quarter of fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 29% in the first quarter of fiscal 2006, compared to 28% in the first quarter of fiscal 2005. The improvement in operating margin percentage in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 is primarily due to an improvement in QCT gross margin percentage. QCT gross margin percentage increased primarily due to an increase of 1.8% related to the combined effect of reductions in inventory costs and sales prices and an increase of 1.5% related to a decrease in reserves for excess and obsolete inventory. These increases were partially offset by a reduction of 2.4% related to an increase in product support costs.
     QTL Segment. QTL revenues for the first quarter of fiscal 2006 were $564 million, compared to $400 million for the first quarter of fiscal 2005. QTL’s earnings before taxes for the first quarter of fiscal 2006 were $517 million, compared to $358 million for the first quarter of fiscal 2005. QTL’s operating margin percentage was 91% in the first quarter of fiscal 2006, compared to 89% in the first quarter of fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $165 million increase in royalties reported to us by our external licensees, which were $514 million in the first quarter of fiscal 2006, compared to $349 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, our licensees reported sales of CDMA-based products for the fourth quarter of fiscal 2005 of approximately 52 million units, compared to 40 million units reported in the first quarter of fiscal 2005 for sales during the fourth quarter of fiscal 2004. Revenues from license fees were $11 million in the first quarter of fiscal 2006, compared to $16 million in the first quarter of fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for the first quarter of fiscal 2006 were $166 million, compared to $159 million for the first quarter of fiscal 2005. Revenues increased primarily due to a $5 million increase in QIS revenue. The increase in QIS revenue is primarily attributed to a $9 million increase in fees related to our expanded BREW customer base and products, partially offset by a $4 million combined decrease in QChat and QPoint revenue. QWBS shipped approximately 11,800 satellite-based systems and 15,100 terrestrial-based systems during the first quarter of fiscal 2006, compared to approximately 13,300 satellite-based systems and 11,600 terrestrial-based systems in the first quarter of fiscal 2005.

     QWI’s earnings before taxes for the first quarter of fiscal 2006 were $17 million, compared to $16 million for the first quarter of fiscal 2005. QWI’s operating margin was 10% in the first quarter of both fiscal 2006 and 2005. The increase in QWI earnings before taxes was primarily due to a $6 million increase in QIS gross margin largely resulting from the increase in revenues related to our expanded BREW customer base and products, partially offset by a $4 million increase in QWI research and development and selling, general and administrative expenses. QWI’s operating margin percentage remained flat in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to an improvement in QIS gross margin percentage, offset by a decline in QWBS gross margin percentage. The improvement in QIS gross margin percentage is primarily attributable to the increase in revenues related to our expanded BREW customer base and products. The decline in QWBS gross margin percentage is primarily attributable to the decrease in amortization of deferred revenues and cost of revenues related to historical equipment sales, with margins that were higher than the margins on current equipment sales, as a percentage of total QWBS revenue.
     QSI Segment. QSI’s losses before taxes for the first quarter of fiscal 2006 were $48 million, compared to earnings before taxes of $40 million for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, QSI recorded no realized gains on marketable securities and other investments as compared to $51 million for the first quarter of fiscal 2005. Equity in losses of investees increased by $20 million primarily due to a loss resulting from the Inquam restructuring, of which our share was $12 million, and the effect of investment gains recognized by a venture fund investee in the first quarter of fiscal 2005, of which our share was $10 million. QSI’s losses before taxes included a $14 million increase in our MediaFLO USA subsidiary’s operating expenses.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $9.4 billion at December 25, 2005, an increase of $0.7 billion from September 25, 2005. Cash provided by operating activities was $596 million during the three months ended December 25, 2005, compared to $397 million during the three months ended December 26, 2004. The increase was primarily attributable to higher net income (net of non-cash share-based compensation expense) in the three months ended December 25, 2005. Net proceeds from the issuance of common stock under our stock option plans was $181 million during the three months ended December 25, 2005, compared to $96 million during the three months ended December 26, 2004.
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. While we did not repurchase any of our common stock under these programs during the three months ended December 25, 2005, we continue to evaluate repurchases under this program. In connection with this stock repurchase program, we have one put option outstanding, with an expiration date of March 21, 2006, that may require us to repurchase 5,750,000 shares of our common stock upon exercise for $216 million (net of the option premiums received). Any shares repurchased upon exercise of the put option will be retired. At January 25, 2006, $2.3 billion remains authorized for repurchases under our stock repurchase program. We announced dividends totaling $148 million, or $0.09 per share, during the three months ended December 25, 2005, which were paid on January 4, 2006. Dividends announced during fiscal 2005 totaled $524 million, or $0.32 per share. On January 12, 2006, we announced a cash dividend of $0.09 per share on our common stock, payable on March 24, 2006 to stockholders of record as of February 24, 2006. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased by 34% during the first quarter of fiscal 2006. Days sales outstanding, on a consolidated basis, were 36 days at December 25, 2005, compared to 30 days at September 25, 2005. The increases in accounts receivable and days sales outstanding were primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $109 million through fiscal 2007.

     On January 18, 2006, we completed our acquisition of Flarion, a developer of OFDMA technology, for approximately $608 million in consideration, including approximately $229 million in cash. Upon achievement of certain agreed upon milestones on or prior to the eighth anniversary of the close of this transaction, we may issue additional aggregate consideration of $205 million, including approximately $185 million payable in cash, to Flarion stockholders.
     We intend to continue our strategic investment activities to promote the worldwide adoption of CDMA-based products and the growth of CDMA-based wireless data and wireless Internet products. As part of these investment activities, we may provide financing to facilitate the marketing and sale of CDMA equipment by authorized suppliers. In the event additional needs or uses for cash arise, we may raise additional funds from a combination of sources including potential debt and equity issuance.
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
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our Condensed Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at December 25, 2005 is provided in the Notes to our Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 – Investments in Other Entities and Note 8 – Commitments and Contingencies.”

     RISK FACTORS
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 25, 2005, including our financial statements and the related notes.
Risks Related to Our Businesses
If CDMA and CDMA-related technology deployment does not expand as anticipated, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the recently completed acquisition of Flarion, there will be an increased emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDMA/OFDM intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us a significant return on investment.
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although the acquisition of Flarion brings us an additional and very strong portfolio of issued and pending patents related to OFDMA technology, and, prior to the acquisition, we had hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio.
     Our business and the deployment of our technologies, products and services are dependent on the success of our customers, licensees and CDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees may incur lower operating margins on products based on our technologies than on products using alternative technologies due to greater competition in the relevant market or other factors. If phone and/or infrastructure manufacturers exit the CDMA-based markets, the deployment of CDMA technology could be negatively affected, and our business could suffer.
Our three largest customers as of December 25, 2005, accounted for 39% of consolidated revenues in the first quarter of both fiscal 2006 and 2005, and 39% and 40% of consolidated revenues in fiscal 2005 and 2004, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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

Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the success of these customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.
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
     There can be no assurance that our patent portfolio in other technologies, such as GPRS, EDGE, OFDM, OFDMA and MIMO, will generate licensing income or be as valuable in generating licensing income as our CDMA patent portfolio.

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
Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business.
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

     We have been notified by the Competition Directorate of the European Commission (EC) that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) have submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings.
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

     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, we began to expand our manufacturing model in fiscal 2005 to include purchasing silicon wafers directly from semiconductor manufacturing foundries. Under our expanded manufacturing model, we contract directly with third party manufacturers for assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our silicon wafer purchases directly from our foundry suppliers and to continue to purchase products on a turnkey basis. We do not have a history working with these third parties under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the ramp-up stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
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
     In addition, one or more of our manufacturers may obtain licenses from us to manufacture CDMA-based integrated circuits that compete with our products. In this event, the manufacturer could elect to allocate scarce components and manufacturing capacity to their own products and reduce deliveries to us. In the event of a loss of or a decision to change a key third party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers.
We, and our licensees, are subject to the risks of conducting business outside the United States.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 88% and 81% in the first quarter of fiscal 2006 and 2005, respectively, and 82% and 79% in fiscal 2005 and 2004, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or be enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first quarter of fiscal 2006, 35% and 20% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 37% and 22%, respectively, during the first quarter of fiscal 2005. During fiscal 2005, 37% and 21% of our revenues were from customers and licensees based in South Korea and Japan, respectively, as compared to 43% and 18% during fiscal 2004. These customers based in South Korea and Japan sell their products to markets worldwide, including Japan, South Korea, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea and Japan, or the economies of the major markets they serve would materially harm our business.
     The wireless markets in Brazil, China and India, among others, represent growth opportunities for us. If wireless operators in Brazil, China or India, or the governments of Brazil, China or India, make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies, our business could be harmed.
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
We may engage in acquisitions or strategic transactions that could result in significant charges or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions with the goal of maximizing stockholder value. We have acquired businesses, entered into joint ventures and made strategic investments in or loans to CDMA wireless operators, early stage companies, or venture funds to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. We cannot assure you that our acquisitions or strategic investments (either those we currently have completed or may undertake in the future) will generate financial returns or that they will result in increased adoption or continued use of our technologies.
     Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating two companies include, among others:
•	retaining key employees;

•	maintenance of important relationships of QUALCOMM and the acquired business;

•	minimizing the diversion of management’s attention from ongoing business matters;

•	coordinating geographically separate organizations;

•	consolidating research and development operations; and

•	consolidating corporate and administrative infrastructures.
     We cannot assure you that the integration of the acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain.
     We will continue to evaluate potential future transactions that we believe may enhance stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. Although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and/or to consolidate or record our equity in losses and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.
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
     Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on phone inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. Should such negative events occur, subsequent economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

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
     Companies that promote non-CDMA technologies (e.g., GSM and WiMax) and companies that design competing CDMA-based integrated circuits are included amongst our competitors. Examples of such competitors (some of whom are strategic partners of ours in other areas) include Agere, Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Intel, NEC, Nokia, Samsung, Texas Instruments and VIA Telecom. With respect to our QWBS business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
     Many of these current and potential competitors have advantages over us, including:
•	longer operating histories and presence in key markets;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	economies of scale and cost structure advantages; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.

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
     Certain of our businesses have experienced periods of rapid growth and/or increased their international activities, placing significant demands on our managerial, operational and financial resources. In order to manage growth and geographic expansion, we must continue to improve and develop our management, operational and financial systems and controls, including quality control and delivery and service capabilities. We also need to continue to expand, train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. We cannot assure you that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers and licensees.
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
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us a significant return on investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our iMoD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations.

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
Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.
     On September 26, 2005, we adopted the revised statement of Financial Accounting Standards No. FAS 123R (FAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.
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
     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entails the risk of product liability. Although we believe our product liability insurance will be adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. Furthermore, not all losses associated with alleged product failure are insurable. In addition, a product liability claim or recall, whether against licensees, our customers, or us could harm our reputation and result in decreased demand for our products.

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
Our business and operations would suffer in the event of system failures or non-compliance with environmental and safety regulations.
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

     As part of the development of our iMoD display technology, we are operating a research and development fabrication facility. The development of iMoD display prototypes is a complex and precise process involving hazardous materials subject to environmental and safety regulations. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development activities.
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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules, and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2005 Annual Report on Form 10-K. At December 25, 2005, there have been no other material changes to the market risks described at September 25, 2005 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. The following table provides information about our financial instruments that are sensitive to changes in interest rates, including principal cash flows, weighted average yield at cost and contractual maturity dates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
December 25, 2005:	of 2006	2007	2008	2009	2010	Thereafter	Maturity	Total	Value

Fixed interest-bearing securities:
Cash and cash equivalents	$787	$—	$—	$—	$—	$—	$—	$787	$787
Interest rate	4.2%
Held-to-maturity securities	$61	$—	$—	$—	$—	$—	$—	$61	$61
Interest rate	2.1%
Available-for-sale securities:
Investment grade	$2,990	$436	$279	$22	$35	$13	$192	$3,967	$3,967
Interest rate	4.1%	3.8%	4.1%	4.5%	4.3%	7.0%	4.0%
Non-investment grade	$2	$1	$23	$68	$48	$629	$—	$771	$771
Interest rate	6.1%	7.8%	7.3%	7.0%	8.0%	7.8%
Floating interest-bearing securities:
Cash and cash equivalents	$681	$—	$—	$—	$—	$—	$—	$681	$681
Interest rate	4.2%
Held-to-maturity securities	$70	$—	$—	$—	$—	$—	$—	$70	$70
Interest rate	1.4%
Available-for-sale securities:
Investment grade	$148	$239	$153	$74	$24	$74	$563	$1,275	$1,275
Interest rate	3.9%	4.2%	4.4%	4.4%	4.5%	4.8%	4.4%
Non-investment grade	$—	$6	$—	$8	$6	$31	$100	$151	$151
Interest rate		5.3%		4.2%	2.8%	5.4%	5.8%
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.22 billion at December 25, 2005 from $1.16 billion at September 25, 2005. The recorded value of equity mutual fund shares increased to $309 million at December 25, 2005 from $293 million at September 25, 2005. Our diversified investments in specific companies and industry segments may vary over time, and changes in concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at December 25, 2005 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $153 million.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At December 25, 2005, one put option was outstanding, which expires on March 21, 2006, that may require us to repurchase 5,750,000 shares of our common stock upon exercise for $216 million (net of the option premiums received). The put option liability, with a fair value of $3 million at December 25, 2005, was included in other current liabilities. If the fair value of our common stock at December 25, 2005 decreased by 15%, the put option would expire unexercised resulting in $3 million in investment income. If the fair value of our common stock at December 25, 2005 decreased by 20%, the amount required to physically settle the put option would exceed the fair value of the shares repurchased by approximately $12 million, net of the $8 million in premiums received.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. In connection with this new stock repurchase program, we have one put option outstanding at December 25, 2005, with an expiration date of March 21, 2006, that may require us to repurchase 5,570,000 shares of our common stock upon exercise for $216 million (net of the premiums received). While we did not repurchase any of our common stock under these programs during the three months ended December 25, 2005, we continue to evaluate repurchases under this program. At December 25, 2005, $2.3 billion remains authorized for repurchases under this new program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits
2.6	Agreement and Plan of Reorganization, dated as of July 25, 2005, by and among the Company, Fluorite Acquisition Corporation, Quartz Acquisition Corporation, Flarion Technologies, Inc. and QFREP, LLC. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Certificate of Designation. (3)

3.4	Amended and Restated Bylaws. (2)

10.70	Amended and Restated Rights Agreement dated September 26, 2005 between the Company and Computershare Investor Services LLC, as Rights Agent. (3)

10.71	Voluntary Executive Retirement Contribution Plan, as amended. (4)

10.72	2005 Bonuses and 2006 Annual Base Salary for Named Executive Officers and Summary of 2006 Annual Bonus Program. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-127725).

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(5)	Filed under item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 8, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel

William E. Keitel
Executive Vice President and
Chief Financial Officer

Dated: January 25, 2006