Form 10-Q
period 2006-03-26
QUALCOMM INC/DE
filed 2006-04-19
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 17, 2006, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,676,166,939

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 26,	September 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,779	$2,070
Marketable securities	5,686	4,478
Accounts receivable, net	569	544
Inventories	218	177
Deferred tax assets	280	343
Other current assets	130	179

Total current assets	8,662	7,791
Marketable securities	2,702	2,133
Property, plant and equipment, net	1,275	1,022
Goodwill	1,018	571
Deferred tax assets	548	444
Other assets	654	518

Total assets	$14,859	$12,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$459	$376
Payroll and other benefits related liabilities	214	196
Unearned revenue	160	163
Other current liabilities	309	335

Total current liabilities	1,142	1,070
Unearned revenue	136	146
Other liabilities	181	144

Total liabilities	1,459	1,360

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at March 26, 2006 and September 25, 2005	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,673 and 1,640 shares issued and outstanding at March 26, 2006 and September 25, 2005, respectively	—	—
Paid-in capital	8,099	6,753
Retained earnings	5,243	4,328
Accumulated other comprehensive income	58	38

Total stockholders’ equity	13,400	11,119

Total liabilities and stockholders’ equity	$14,859	$12,479

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Revenues:
Equipment and services	$1,122	$849	$2,271	$1,826
Licensing and royalty fees	712	516	1,304	928

	1,834	1,365	3,575	2,754

Operating expenses:
Cost of equipment and services revenues	521	386	1,037	815
Research and development	390	252	731	480
Selling, general and administrative	263	155	502	303

Total operating expenses	1,174	793	2,270	1,598

Operating income	660	572	1,305	1,156
Investment income, net (Note 3)	125	61	216	181

Income before income taxes	785	633	1,521	1,337
Income tax expense	(192)	(101)	(308)	(292)

Net income	$593	$532	$1,213	$1,045

Basic earnings per common share	$0.36	$0.32	$0.73	$0.64

Diluted earnings per common share	$0.34	$0.31	$0.71	$0.61

Shares used in per share calculations:
Basic	1,664	1,646	1,655	1,643

Diluted	1,721	1,704	1,711	1,704

Dividends per share announced	$0.09	$0.07	$0.18	$0.14

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 26,	March 27,
	2006	2005
Operating Activities:
Net income	$1,213	$1,045
Non-cash items:
Depreciation and amortization	121	93
Net realized gains on marketable securities and other investments	(60)	(92)
Share-based compensation expense	242	—
Incremental tax benefits from stock options exercised	(273)	—
Non-cash income tax expense	220	203
Other non-cash charges, net	26	28
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(14)	72
Inventories	(39)	(3)
Other assets	21	(64)
Trade accounts payable	106	(40)
Payroll, benefits and other liabilities	(65)	(10)
Unearned revenue	(13)	(14)

Net cash provided by operating activities	1,485	1,218

Investing Activities:
Capital expenditures	(374)	(282)
Purchases of available-for-sale securities	(6,062)	(4,119)
Proceeds from sale of available-for-sale securities	4,443	4,044
Other investments and acquisitions, net of cash acquired	(270)	(185)
Other items, net	45	11

Net cash used by investing activities	(2,218)	(531)

Financing Activities:
Proceeds from issuance of common stock	468	182
Incremental tax benefits from stock options exercised	273	—
Dividends paid	(298)	(230)
Repurchase and retirement of common stock	—	(230)
Other items	—	14

Net cash provided (used) by financing activities	443	(264)

Effect of exchange rate changes on cash	(1)	1

Net (decrease) increase in cash and cash equivalents	(291)	424
Cash and cash equivalents at beginning of period	2,070	1,214

Cash and cash equivalents at end of period	$1,779	$1,638

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 25, 2005 is derived from the audited consolidated balance sheet at that date which is not presented herein. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and six month periods ended March 26, 2006 and March 27, 2005 included 13 weeks and 26 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 26, 2006 were 56,872,000 and 56,835,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 27, 2005 were 57,433,000 and 61,168,000, respectively.
     Employee stock options to purchase approximately 41,142,000 and 40,597,000 shares of common stock during the three months and six months ended March 26, 2006, respectively, and employee stock options to purchase approximately 35,390,000 and 31,549,000 shares of common stock during the three months and six months ended March 27, 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Net income	$593	$532	$1,213	$1,045

Other comprehensive income (loss):
Foreign currency translation	1	3	(5)	13
Unrealized net gains (losses) on marketable securities, net of income taxes	43	(43)	66	58
Unrealized net (losses) gains on derivative instruments, net of taxes	(1)	8	(1)	4
Reclassification adjustment for net realized gains on securities included in net income, net of income taxes	(27)	(16)	(39)	(50)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	6	3	8	3
Reclassification adjustment for gains on derivative instruments included in net income, net of income taxes	(2)	—	(9)	—

Total other comprehensive income (loss)	20	(45)	20	28

Total comprehensive income	$613	$487	$1,233	$1,073

     Components of accumulated other comprehensive income consisted of the following (in millions):

	March 26,	September 25,
	2006	2005
Foreign currency translation	$(27)	$(22)
Unrealized net gain on marketable securities and deriviative instruments, net of income taxes	85	60

	58	38

     Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal 2006.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Share-Based Compensation Information under FAS 123R
     Upon adoption of FAS 123R, the Company also changed its method of valuation for stock options granted beginning in fiscal 2006 to a lattice binomial option-pricing model (binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.
     The weighted-average estimated fair value of employee stock options granted during the six months ended March 26, 2006 was $14.45 per share using the binomial model with the following weighted-average assumptions (annualized percentages) for the six months ended March 26, 2006:

Volatility	30.7%
Risk-free interest rate	4.4%
Dividend yield	1.0%
Post-vesting forfeiture rate	6.0%
Suboptimal exercise factor	1.7
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
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vesting forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The suboptimal exercise factor is the ratio by which the stock price must increase before employees are expected to exercise their stock options.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted during the six months ended March 26, 2006 derived from the binomial model was 5.7 years.
     As share-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended March 26, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% in the six months ended March 26, 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
such forfeitures as the forfeitures occur. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended March 26, 2006 was comprised as follows (in millions, except per share data):

	Three Months	Six Months
	Ended	Ended
	March 26,	March 26,
	2006	2006
Cost of equipment and services revenues	$10	$22
Research and development	52	104
Selling, general and administrative	58	116

Share-based compensation expense before taxes	120	242
Related income tax benefits	(42)	(82)

Share-based compensation expense, net of taxes	$78	$160

Net share-based compensation expense, per common share:
Basic	$0.05	$0.10

Diluted	$0.05	$0.09

     The Company recorded $27 million in share-based compensation expense during the six months ended March 26, 2006 related to share-based awards granted during fiscal 2006. In addition, for the six months ended March 26, 2006, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $273 million, related to incremental tax benefits from stock options exercised in the period.
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
     For purposes of pro forma disclosures under FAS 123 for the six months ended March 27, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months	Six Months
	Ended	Ended
	March 27,	March 27,
	2005	2005
Net income, as reported	$532	$1,045
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	1	1
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(75)	(150)

Pro forma net income	$458	$896

Earnings per common share:
Basic — as reported	$0.32	$0.64

Basic — pro forma	$0.28	$0.55

Diluted — as reported	$0.31	$0.61

Diluted — pro forma	$0.27	$0.53

Note 2 – Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	March 26,	September 25,	March 26,	September 25,
	2006	2005	2006	2005
	(In millions)		(In millions)
Held-to-maturity:
Government-sponsored enterprise securities	$30	$60	$—	$—
Corporate bonds and notes	60	70	—	—

	90	130	—	—

Available-for-sale:
U.S. Treasury securities	67	151	—	—
Government-sponsored enterprise securities	1,279	704	—	—
Municipal bonds	5	10	—	—
Foreign government bonds	17	17	—	—
Corporate bonds and notes	3,502	2,645	29	14
Mortgage and asset-backed securities	665	767	—	—
Non-investment grade debt securities	23	24	1,108	694
Equity mutual funds	—	—	374	293
Equity securities	38	30	1,191	1,132

	5,596	4,348	2,702	2,133

	$5,686	$4,478	$2,702	$2,133

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
     Property, Plant and Equipment.

	March 26,	September 25,
	2006	2005
	(In millions)
Land	$76	$65
Buildings and improvements	696	614
Computer equipment	594	520
Machinery and equipment	651	544
Furniture and office equipment	34	33
Leasehold improvements	159	107
Property under capital leases	27	2

	2,237	1,885

Less accumulated depreciation and amortization	(962)	(863)

	$1,275	$1,022

     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $220 million at March 26, 2006 from $68 million at September 25, 2005. This increase resulted primarily from the Flarion and Berkana acquisitions during the second quarter of fiscal 2006 (Note 9). As a result of the acquisitions, the weighted-average amortization period for technology-based intangible assets was 15 years at March 26, 2006, compared to 9 years at September 25, 2005. The weighted-average amortization period for other intangible assets was not affected.
Note 3 – Investment Income (Expense)

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
	(In millions)		(In millions)
Interest and dividend income	$102	$61	$193	$114
Interest expense	(1)	—	(2)	(1)
Net realized gains on marketable securities	40	27	60	83
Net realized gains on other investments	—	1	—	9
Other-than-temporary losses on marketable securities	(9)	(6)	(12)	(6)
Gains (losses) on derivative instruments	3	(4)	7	(1)
Equity in losses of investees	(10)	(18)	(30)	(17)

	$125	$61	$216	$181

Note 4– Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 22% for fiscal 2006, as compared to the 24% effective income tax rate in fiscal 2005. The Company’s estimated effective tax rate for fiscal 2006 of 22% remained unchanged from the estimate made in the first quarter of fiscal 2006. The 25% effective tax rate recorded in the second quarter of fiscal 2006 is higher than the expected annual effective tax rate primarily due to the effect of a $56 million reduction of the tax provision in the first quarter of fiscal 2006 to reflect the expected impact of the completion of IRS audits of the Company’s tax returns for fiscal 2001 and 2002 on both reviewed and open tax years.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 2% related to research and development tax credits and 1% related to an increase in the forecast of the Company’s ability to use capital loss carryforwards, partially offset by state taxes of approximately 4%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards and the generation of research and development credits, partially offset by state taxes and tax expense related to a one-time dividend paid under the American Jobs Creation Act of 2004.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $2.0 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of March 26, 2006, the Company has provided a valuation allowance of $45 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $13 million related to foreign tax credits and $6 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, increased by approximately $41 million from September 25, 2005 to March 26, 2006 primarily due to tax benefits from share-based compensation expense and net operating loss carryforwards recorded as a result of acquisitions (Note 9), partially offset by the use of tax credits as a result of continued profitable operations.
Note 5 – Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended March 26, 2006 were as follows (in millions):

Balance at September 25, 2005	$11,119
Net income	1,213
Other comprehensive income	20
Net proceeds from the issuance of common stock	452
Share-based compensation	242
Tax benefits from exercise of stock options	273
Value of stock issued for acquisition	349
Value of options and warrants exchanged for acquisitions	36
Dividends	(298)
Other	(6)

Balance at March 26, 2006	$13,400

     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. While the Company did not repurchase any of the Company’s common stock under these programs during the six months ended March 26, 2006, the Company actively evaluates repurchases under this program.
     In connection with the Company’s stock repurchase program, the Company had previously sold a put option that would have required the Company to repurchase 5,750,000 shares of the Company’s common stock. However, the put option expired unexercised on March 21, 2006. Another put option to purchase 5,750,000 shares of the Company’s common stock expired unexercised on December 7, 2005. During the three months and six months ended March 26, 2006, the Company recognized $3 million and $7 million, respectively, in investment income from the expired put options. At March 26, 2006, no put options remained outstanding.
     Dividends. On March 7, 2006, the Company announced an increase in its quarterly dividend effective for dividends payable after March 24, 2006 from $0.09 to $0.12 per share of common stock. On April 7, 2006, the Company announced a cash dividend of $0.12 per share on its common stock, payable on June 23, 2006 to stockholders of record as of May 26, 2006. Cash dividends announced in the six months ended March 26, 2006 and March 27, 2005 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2006		2005
	Per Share	Total	Per Share	Total
First quarter	$0.09	$148	$0.07	$115
Second quarter	0.09	150	0.07	115

Total	$0.18	$298	$0.14	$230

Note 6 – Employee Stock Benefit Plans
     Equity Compensation Plans. The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares and other stock-based awards and will be the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The share reserve under the 2006 Plan is equal to the shares available for future grant under the combined plans on the date the 2006 Plan was approved by the Company’s stockholders, plus an additional 65,000,000 shares for a total of approximately 280,192,000 shares reserved. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders. Shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Generally, options outstanding vest over periods not exceeding five years and are exercisable for up to ten years from the grant date.
     In the second quarter of fiscal 2006, the Company assumed a total of approximately 3,313,000 outstanding stock options under the Flarion Technologies, Inc. 2000 Stock Option and Restricted Stock Purchase Plan and under the Berkana Wireless Inc. 2002 Stock Plan and 2002 Executive Stock Plan (the Flarion and Berkana Plans), as amended, as a result of the acquisitions (Note 9). The Flarion and Berkana Plans were suspended on the date of acquisition, and no additional shares may be granted under those plans. The Flarion and Berkana Plans provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.
     A summary of stock option transactions for all stock option plans follows:

			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(in thousands)	Price	(years)	(in billions)
Outstanding at September 25, 2005	202,794	$24.35
Options granted	18,700	$42.90
Options assumed (a)	3,313	$20.17
Options cancelled/forfeited/expired	(1,258)	$34.23
Options exercised	(24,738)	$16.95

Outstanding at March 26, 2006	198,811	$26.88	6.23	$4.51

Exercisable at March 26, 2006	116,949	$22.85	4.81	$3.10

(a)	Represents activity related to options that were assumed as a result of acquisitions (Note 9).
     Net stock options, after forfeitures and cancellations, granted during the six months ended March 26, 2006 and March 27, 2005 represented 1.1% of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended March 26, 2006 and March 27, 2005 represented 1.1% and 1.2%, respectively, of outstanding shares as of the end of each fiscal period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The total estimated grant date fair value of stock options that vested during the six months ended March 26, 2006 was $232 million, which approximates the share-based compensation expense before taxes due to the monthly vesting for the majority of the Company’s stock option plans. At March 26, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.13 billion, which is expected to be recognized over a weighted-average period of 1.6 years. The total share-based compensation cost of stock options capitalized as part of inventory and fixed assets was negligible during the six months ended March 26, 2006. The total intrinsic value of stock options exercised during the six months ended March 26, 2006 was $732 million. The Company recorded cash received from the exercise of stock options of $419 million and related tax benefits of $283 million during the six months ended March 26, 2006. Upon option exercise, the Company issues new shares of stock.
     Additional information about stock options outstanding at March 26, 2006 with exercise prices less than or above $49.35 per share, the closing price at March 26, 2006, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Exercise Prices	of Shares	Price	of Shares	Price	of Shares	Price
Less than $49.35	113,302	$21.66	81,695	$32.60	194,997	$26.24
Above $49.35	3,647	$59.77	167	$49.75	3,814	$59.33

Total outstanding	116,949	$22.85	81,862	$32.64	198,811	$26.88

     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During the six months ended March 26, 2006, the Company issued approximately 1,164,000 shares under the purchase plans at an average price of $28.06 per share. At March 26, 2006, approximately 14,282,000 shares were reserved for future issuance.
     The total estimated grant date fair value of purchase rights outstanding under the Employee Stock Purchase Plans that vested during the six months ended March 26, 2006 was $10 million. At March 26, 2006, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $5 million, which is expected to be recognized over a period of three months. The Company recorded cash received from the exercise of purchase rights of $33 million during the six months ended March 26, 2006.
Note 7 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While the Company has already obtained a verdict of non-infringement of Zoltar’s patents, the Company’s additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents are set to be retried to the same Court on August 8, 2006.
     Whale Telecom Ltd. v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
later interfered with their performance of those agreements. On March 15, 2006, the Court dismissed all claims against the Company, subject to the right of appeal by the plaintiff.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the District Court actions. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the Central District to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. Testimony as to liability has been completed, and the remedies phase will commence on July 6, 2006.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. Discovery is underway. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. Discovery has yet to commence. On March 24, 2006, the Company filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated QUALCOMM confidential and trade secret information relating to QUALCOMM’s WCDMA baseband chips, and relating to the Company’s multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings.
     QUALCOMM Incorporated and SnapTrack, Inc. v. Nokia Corporation and Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and several individually filed actions pending in Maryland, Pennsylvania, Washington D.C., and Louisiana, seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and is in the process of preparing a response.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
no longer be described in this Note because of rulings in the case, settlements, changes in the Company’s business or other developments rendering them, in the Company’s judgment, no longer material to the Company’s operating results, liquidity or financial position.
     Long-Term Financing. The Company agreed to provide certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of cdmaOne base station equipment, CDMA2000 base station equipment and related infrastructure equipment and/or associated services. At March 26, 2006, the Company had a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.
     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 27 years and with provisions for cost-of-living increases for certain leases. Future minimum lease payments for the remainder of fiscal 2006 and each of the subsequent four years from fiscal 2007 through 2010 are $35 million, $56 million, $32 million, $25 million and $23 million, respectively, and $71 million thereafter.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2006 and for each of the subsequent four years from fiscal 2007 through 2010 to be $693 million, $213 million, $78 million, $30 million and $20 million, respectively, and $35 million thereafter. Of the totals for the remainder of fiscal 2006 and for each of the subsequent three years from fiscal 2007 through 2009, commitments to purchase integrated circuit product inventories comprised $601 million, $146 million, $46 million and $5 million, respectively.
     Other. The Company and another investor (the Other Investor) own minority interests in Inquam Limited (Inquam), a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company and the Other Investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $54 million. The guarantee expires and the facilities mature on December 25, 2011. At March 26, 2006, the Company had no other funding commitments and does not anticipate providing any further funding to Inquam or to the Portugal Companies.
Note 8 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA-based products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:
o	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW product and services, QChat and QPoint;

o	QUALCOMM Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.
•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income, share-based compensation and research and development expenses and marketing expenses related to the development of the CDMA-based market that were not deemed to be directly related to the businesses of the segments. The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
March 26, 2006
Revenues	$1,018	$679	$162	$—	$(25)	$1,834
EBT	252	626	16	(36)	(73)	785
March 27, 2005
Revenues	$746	$493	$151	$—	$(25)	$1,365
EBT	158	448	8	(33)	52	633

For the six months ended:
March 26, 2006
Revenues	$2,051	$1,243	$328	$—	$(47)	$3,575
EBT	552	1,143	34	(84)	(124)	1,521
March 27, 2005
Revenues	$1,611	$893	$310	$—	$(60)	$2,754
EBT	400	805	24	8	100	1,337
     Reconciling items in the previous table were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Revenues
Elimination of intersegment revenue	$(47)	$(33)	$(90)	$(72)
Other nonreportable segments	22	8	43	12

Reconciling items	$(25)	$(25)	$(47)	$(60)

Earnings (loss) before income taxes
Unallocated research and development expenses	$(93)	$(14)	$(163)	$(21)
(Un)overallocated selling, general and administrative expenses	(67)	1	(128)	2
Unallocated cost of equipment and services revenues	(10)	—	(22)	—
Other nonreportable segments	(28)	(13)	(42)	(23)
Unallocated investment income, net	128	78	236	141
Intracompany eliminations	(3)	—	(5)	1

Reconciling items	$(73)	$52	$(124)	$100

     During the three months and six months ended March 26, 2006, unallocated research and development expenses included $52 million and $104 million, respectively, and selling, general and administrative expenses included $58 million and $116 million, respectively, of share-based compensation expense. Unallocated cost of revenues was comprised entirely of share-based compensation expense.
     Segment data includes intersegment revenues. Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI
For the three months ended:
March 26, 2006
Revenues from external customers	$1,013	$639	$160
Intersegment revenues	5	40	2
March 27, 2005
Revenues from external customers	$744	$464	$149
Intersegment revenues	2	29	2

For the six months ended:
March 26, 2006
Revenues from external customers	$2,044	$1,164	$324
Intersegment revenues	7	79	4
March 27, 2005
Revenues from external customers	$1,608	$829	$305
Intersegment revenues	3	64	5
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, accounts receivable, finance receivables, notes receivable, plant, property and equipment, wireless licenses, other investments and all assets of consolidated QSI subsidiaries. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill, certain other intangible assets, assets of nonreportable segments and capitalized share-based compensation. Segment assets were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)

	March 26,	September 25,
	2006	2005
QCT	$575	$518
QTL	18	16
QWI	151	153
QSI	513	442
Reconciling items	13,602	11,350

Total consolidated assets	$14,859	$12,479

     QSI’s assets included $190 million and $98 million at March 26, 2006 and September 25, 2005, respectively, related to the MediaFLO USA business. Reconciling items included $234 million and $188 million at March 26, 2006 and September 25, 2005, respectively, of goodwill and other assets, related to the QUALCOMM MEMS Technologies division, which is developing display technology for mobile devices and other applications.
Note 9 – Acquisitions
     On January 18, 2006, the Company completed its acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology for approximately $613 million in consideration, consisting of approximately $349 million in shares of QUALCOMM stock, $229 million in cash, and the exchange of Flarion’s existing vested options and warrants with an estimated aggregate fair value of approximately $35 million. In addition, the Company assumed Flarion’s existing unvested options with an estimated aggregate fair value of $63 million, which will be recorded as share-based compensation over the requisite service period pursuant to FAS 123R. Upon achievement of certain agreed upon milestones, which is anticipated to occur during the second half of fiscal 2006, the Company expects to pay additional aggregate consideration of $205 million, consisting of approximately $185 million payable in cash to Flarion stockholders. In addition, related to achieving these milestones, the Company expects to issue $20 million in shares of QUALCOMM stock to Flarion option holders and warrant holders upon or following the exercise of such options and warrants. Any additional amounts paid in cash and shares on the milestone date will be treated as additional consideration and recorded as goodwill. The acquisition of Flarion is intended to broaden the Company’s ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative for differentiating their services. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that the Company has already dedicated over the years towards the development of OFDM/OFDMA technologies.
     On December 30, 2005, the Company acquired Berkana Wireless Inc. (Berkana), a developer of complementary metal oxide semiconductor (CMOS) radio frequency integrated circuits (RFICs), for approximately $56 million in cash and the exchange of stock options with an estimated aggregate fair value of approximately $7 million, of which approximately $5 million will be recorded as share-based compensation over the remaining requisite service period.
     The preliminary allocation of purchase price to the acquired assets and assumed liabilities based on the estimated fair values was as follows (in millions):

	Flarion	Berkana	Total
Net tangible assets assumed	$112	$20	$132
Technology-based intangible assets	160	2	162
In-process research and development	12	9	21
Goodwill	423	29	452

Total purchase price	$707	$60	$767

     Purchased in-process technology, which is included in research and development expenses, was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The Company is in the final stages of accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill, no amount of which is expected to be deductible for tax purposes,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)
was assigned to the QTL and QCT segments in the amounts of $423 million and $29 million, respectively. Amounts allocated to the technology-based intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of seventeen years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Highlights
     Revenues for the second quarter of fiscal 2006 were $1.83 billion, with net income of $593 million. The following recent developments occurred with respect to key elements of our business or our industry:
•	The wireless telecommunications industry continued to grow at a rapid pace, with worldwide wireless subscribers growing by more than 5% in the first calendar quarter of 2006 to reach approximately 2.3 billion.[1] CDMA-based subscribers, including both 2G (cdmaOne) and 3G (CDMA2000, 1xEV-DO and WCDMA), represent approximately 16%[1] of total worldwide wireless subscribers to date.

•	CDMA-based 3G subscribers to wireless operators’ services grew to at least 272 million worldwide through March 2006, including at least 23 million 1xEV-DO subscribers and at least 56 million WCDMA subscribers.[2]

•	CDMA-based handset shipments by manufacturers to wireless operators totaled approximately 67 million units at an average selling price of approximately $208 during the period October 2005 through December 2005 based on reports provided in the second quarter of fiscal 2006 by our licensees. These shipments represent an estimated 27% of the total (246 million) worldwide handset shipments for the same period.[3]

•	We estimate the ratio of WCDMA reported royalties to total reported royalties grew from approximately 32% reported in the second quarter of fiscal 2005 to approximately 46% reported in the second quarter of fiscal 2006. We estimate that, in Western Europe, WCDMA handset sales by manufacturers during the period October 2005 through December 2005 represented approximately 25% of all manufacturer handset sales.[4]
•	During the second quarter of fiscal 2006, we shipped approximately 49 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules (nearly all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA), compared to approximately 37 million MSM integrated circuits in the second quarter of fiscal 2005.

•	We continue to invest through acquisitions and research and development. In the second quarter of fiscal 2006, we completed the acquisitions of Flarion Technologies, Inc., a developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology, and Berkana Wireless Inc., a fabless semiconductor company that develops complementary metal oxide semiconductor (CMOS) radio frequency integrated circuits (RFICs).

(1)	According to EMC World Cellular Information Service, a researcher and publisher of wireless industry market intelligence.

(2)	Based on our summary of public reports by a large portion of operators around the world.

(3)	As reported by Strategy Analytics, a global research and consulting firm in their March 2006 Global Handset Market Share Update.

(4)	Based on estimates derived from our licensee reports and estimates from the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industry.
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
     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the baseband MSM, Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and the related software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. QCT software products are the operating systems that control the wireless phones and the functionality imbedded in our integrated circuit products. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 56% and 55% of total consolidated revenues for the second quarter of fiscal 2006 and 2005, respectively. QCT revenues comprised 57% and 58% of total consolidated revenues for the first six months of fiscal 2006 and 2005, respectively.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of CDMA, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA and/or the CDMA TDD standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the net selling price of licensed products. QTL revenues comprised 37% and 36% of total consolidated revenues for the second quarter of fiscal 2006 and 2005, respectively. QTL revenues comprised 35% and 32% of total consolidated revenues for the first six months of fiscal 2006 and 2005, respectively.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) family of products that includes user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 9% and 11% of total consolidated revenues in the second quarter of fiscal 2006 and 2005, respectively. QWI revenues comprised 9% and 11% of total consolidated revenues for the first six months of fiscal 2006 and 2005, respectively.

     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary expects to offer a nationwide mediacast network based on our FLO technology and MediaFLO Media Distribution System (MDS), initially targeting 100 top domestic markets, with the eventual capability for broader nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO network and service will be determined by our wireless operator partners. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO USA plans to use nationwide 700 MHz spectrum for which we hold licenses and is procuring and will be distributing content on a wholesale basis to our wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator partners. We are evaluating a number of corporate structuring options, including distributing our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include: the QUALCOMM Wireless Systems division, which sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; the QUALCOMM MEMS Technologies division, which is developing an iMoD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the QUALCOMM Flarion Technologies division, which is developing OFDM/OFDMA technologies; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world:
•	More than 95 operators on the CDMA2000 technology path have launched CDMA2000 1X, more than 28 are deploying 1xEV-DO and many large operators are preparing to deploy EV-DO Revision A.[1] More than 104 GSM operators have migrated their networks to WCDMA and more than 78 operators have indicated interest in, are planning, or are deploying HSDPA (High Speed Download Packet Access).[2] We expect many WCDMA operators to eventually upgrade their networks to HSDPA.

•	We expect that the demand for WCDMA/HSDPA products and services will continue to expand as operators transition their GSM subscribers to WCDMA devices on these WCDMA networks.

•	We expect that volume increases and growing competition among WCDMA phone manufacturers and WCDMA integrated circuit suppliers will continue to decrease WCDMA phone prices significantly, as happened with CDMA2000, and drive growth of WCDMA phone sales worldwide.

•	We expect that growing demand for advanced 3G phones and devices at above average price points will continue to drive the need for increased multimedia MSM functionality. To meet this market need, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry.

•	We expect growing demand for low-end phones to continue, and we have invested resources to develop single chip products, which combine the baseband, radio frequency and power management chips into one package. We believe lower component counts and further integration will drive costs down and enable faster time to market to meet the increasing demand for low-end phones. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products in this market.

•	We will continue our development efforts with respect to our BREW applications development platform, our new MediaFLO Multimedia Distribution System (MDS) and FLO technology for low cost delivery of multimedia content to multiple subscribers simultaneously and our iMoD display technology.

•	We will continue to invest in the advancement of CDMA and a broad range of other wireless technologies as evidenced by our recently announced DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms. These platforms will enable continued improvement in the performance of CDMA and WCDMA technologies and are part of our vision to enable a range of technologies, each optimized for specific services and incorporated into our integrated circuit products.

•	We will continue to invest in the development of OFDM- and OFDMA-based technologies. We have proposed and/or intend to propose these technologies to various standards bodies, including Institute for Electrical Engineers (IEEE) 802, 3rd Generation Partnership Project (3GPP) and 3rd Generation Partnership Project 2 (3GPP2).

•	We will continue to devote resources to educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay fair royalties for the use of our technology and the success of our business model in enabling new, highly cost-effective competitors to their products.

(1)	Based on our summary of public reports by a large portion of operators around the world.

(2)	As reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their March and April 2006 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, Japan, China and the United States comprised 34%, 21%, 15% and 13%, respectively, of total consolidated revenues for the first six months of fiscal 2006 as compared to 39%, 20%, 9% and 19%, respectively, for the first six months of fiscal 2005. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in China from 9% of total revenues to 15% is primarily attributable to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for lower priced phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 78% to 68%, due primarily to increases in revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China. Revenues from customers in the United States also decreased as a result of a shift in manufacturing locations by certain customers from the United States to other international locations.
Critical Accounting Policies and Estimates
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective September 26, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first six months of fiscal 2006 was $242 million. At March 26, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.13 billion, which is expected to be recognized over a weighted-average period of 1.6 years. Net stock options, after forfeitures and cancellations, granted during each of the six months ended March

26, 2006 and March 27, 2005 represented 1.1% of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended March 26, 2006 and March 27, 2005 represented 1.1% and 1.2%, respectively, of outstanding shares as of the end of each fiscal period.
     Upon adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using a lattice binomial option-pricing model (binomial model). Prior to the adoption of FAS 123R, the value of all share-based awards was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model) for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
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
     Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.
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
     For purposes of estimating the fair value of stock options granted during the six months ended March 26, 2006 using the binomial model, we have made an estimate regarding our stock price volatility (weighted-average of 30.7%). We used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model, consistent with the guidance in FAS 123R and SAB 107. We utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. If our stock price volatility assumption were increased to 35%, the weighted-average estimated fair value of stock options granted during the six months ended March 26, 2006 would increase by $1.00 per share, or 7%. The volatility percentage assumed in the six months ended March 26, 2006 was based on the implied volatility of traded options, as compared to the blend of implied and historical volatility data used in prior years. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.4% for the six months ended March 26, 2006) which, if increased to 5%, would increase the weighted-average estimated fair value of stock options granted during the six months ended March 26, 2006 by $0.38 per share, or 3%.
     We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of 1.0% for the six months ended March 26, 2006) which, if decreased to 0.5%, would increase the weighted-average estimated fair value of stock options granted during the six months ended March 26, 2006 by $0.57 per share, or 4%. Dividends and/or increases or decreases in dividend payments are subject to board approval as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted-average of 6.0% for the six months ended March 26, 2006) which, if decreased to 3.1%, would increase the weighted-average estimated fair value of stock options granted during the six months ended March 26, 2006 by $0.40 per share, or 3%.
     The suboptimal exercise factor is estimated using historical option exercise information (weighted-average of 1.7 for the six months ended March 26, 2006) which, if increased to 1.8, would increase the weighted-average estimated fair value of stock options granted during the six months ended March 26, 2006 by $0.54 per share, or 4%.
Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005
     Revenues. Total revenues for the second quarter of fiscal 2006 were $1.83 billion, compared to $1.37 billion for the second quarter of fiscal 2005.
     Revenues from sales of equipment and services for the second quarter of fiscal 2006 were $1.12 billion, compared to $849 million for the second quarter of fiscal 2005. Revenues from sales of integrated circuit products increased $258 million, resulting primarily from an increase of $292 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $35 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the second quarter of fiscal 2006 were $712 million, compared to $516 million for the second quarter of fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $180 million increase in royalties reported to us by our external licensees, resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices and the impact of the expiration of one of our royalty sharing obligations.
     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2006 was $521 million, compared to $386 million for the second quarter of fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the second quarter of fiscal 2006, compared to 45% in the second quarter of fiscal 2005. The decline in margin percentage in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to the effect of $10 million in share-based compensation during the second quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the second quarter of fiscal 2006, research and development expenses were $390 million or 21% of revenues, compared to $252 million or 18% of revenues for the second quarter of fiscal 2005. Research and development expenses for the second quarter of fiscal 2006 included share-based compensation of $52 million and in-process research and development of $21 million resulting from acquisitions, both of which caused the increase in research and development expenses as a percentage of revenue. The dollar increase in research and development also included a $60 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000, 1xEV-DO, DO Revision A, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
     Selling, General and Administrative Expenses. For the second quarter of fiscal 2006, selling, general and administrative expenses were $263 million or 14% of revenues, compared to $155 million or 11% of revenues for the second quarter of fiscal 2005. Selling, general and administrative expenses for the second quarter of fiscal 2006 included share-based compensation of $58 million. The percentage increase was attributable to the share-based compensation. The dollar increase was also attributable to a $21 million increase in legal fees and a $19 million increase in employee related expenses.
     Net Investment Income. Net investment income was $125 million for the second quarter of fiscal 2006, compared to $61 million for the second quarter of fiscal 2005. The net increase was primarily comprised as follows (in millions):

	Three Months
	Ended
	March 26,	March 27,
	2006	2005	Change
Interest and dividend income:
Corporate and other segments	$102	$60	$42
QSI	—	1	(1)
Interest expense	(1)	—	(1)
Net realized gains on investments:
Corporate	34	27	7
QSI	6	1	5
Other-than-temporary losses on investments	(9)	(6)	(3)
Gains (losses) on derivative instruments	3	(4)	7
Equity in losses of investees	(10)	(18)	8

	$125	$61	$64

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of additional investments made in marketable equity securities and equity mutual funds in fiscal 2006, as compared to fiscal 2005. Gains and losses on derivative instruments in the second quarter of both fiscal 2006 and 2005 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Beginning in the second quarter of fiscal 2006, we no longer apply the equity method of accounting to our investment in Inquam as a result of its restructuring. Equity in losses of investees in the second quarter of fiscal 2006 resulted primarily from the effect of investment losses recognized by a venture fund investee in the second quarter of fiscal 2006, of which our share was $11 million.
     Income Tax Expense. Income tax expense was $192 million for the second quarter of fiscal 2006, compared to $101 million for the second quarter of fiscal 2005. The annual effective tax rate is estimated to be 22% for fiscal 2006, compared to the annual effective tax rate of 24% for fiscal 2005. The estimated effective tax rate for fiscal 2006 of 22% remained unchanged from the estimate made in the first quarter of fiscal 2006. The 25% effective tax rate recorded in the second quarter of fiscal 2006 is higher than the expected annual effective tax rate primarily due to the effect of a $56 million reduction of the tax provision in the first quarter of fiscal 2006 to reflect the expected impact of the completion of IRS audits of our tax returns for fiscal 2001 and 2002 on both reviewed and open years. The 16% effective tax rate recorded in the second quarter of fiscal 2005 was lower than the effective tax rate for fiscal 2005 as a result of a change in the estimate of foreign earnings taxed at less than the United States federal statutory tax rate that occurred in the second quarter of fiscal 2005.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 2% related to research and development tax credits and 1% related to an increase in the forecast of our ability to use capital loss carryforwards, partially offset by state taxes of approximately 4%.
     As of March 26, 2006, we had a valuation allowance of approximately $45 million on previously incurred capital losses. We also had a valuation allowance of $13 million related to foreign tax credits and $6 million related to foreign net operating loss carryforwards that are expected to expire unutilized. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
First Six Months of Fiscal 2006 Compared to First Six Months of Fiscal 2005
     Revenues. Total revenues for the first six months of fiscal 2006 were $3.58 billion, compared to $2.75 billion for the first six months of fiscal 2005. Revenues from Samsung, LG Electronics and Motorola, customers of our QCT, QTL and QWI segments, comprised an aggregate of 14%, 13% and 12% of total consolidated revenues, respectively, in the first six months of fiscal 2006, compared to 12%, 16% and 12% of total consolidated revenues, respectively, in the first six months of fiscal 2005.
     Revenues from sales of equipment and services for the first six months of fiscal 2006 were $2.27 billion, compared to $1.83 billion for the first six months of fiscal 2005. Revenues from sales of integrated circuit products increased $410 million, resulting primarily from an increase of $573 million related to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $164 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the first six months of fiscal 2006 were $1.30 billion, compared to $928 million for the first six months of fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $344 million increase in royalties reported to us by our external licensees, resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices and the impact of the expiration of one of our royalty sharing obligations. Worldwide demand for CDMA-based products and average selling prices have increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2006 was $1.04 billion, compared to $815 million for the first six months of fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the first six months of fiscal 2006, compared to 45% in the first six months of fiscal 2005. The decline in margin percentage in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to the effect of $22 million in share-based compensation during the first six months of fiscal 2006.
     Research and Development Expenses. For the first six months of fiscal 2006, research and development expenses were $731 million or 20% of revenues, compared to $480 million or 17% of revenues for the first six months of fiscal 2005. Research and development expenses for the first six months of fiscal 2006 included share-based compensation of $104 million and in-process research and development of $21 million resulting from acquisitions, both of which caused the increase in research and development expenses as a percentage of revenues. The dollar increase in research and development expenses also included a $118 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000, 1xEV-DO, DO Revision A, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology. We expect that research and development costs will continue to increase in fiscal 2006 as we continue our active support of CDMA-based technologies, products and network operations and other product initiatives.

     Selling, General and Administrative Expenses. For the first six months of fiscal 2006, selling, general and administrative expenses were $502 million or 14% of revenues, compared to $303 million or 11% of revenues for the first six months of fiscal 2005. Selling, general and administrative expenses for the first six months of fiscal 2006 included share-based compensation of $116 million. The percentage increase was attributable to share-based compensation. The dollar increase was also attributable to a $33 million increase in employee related expenses and a $33 million increase in professional fees, primarily related to legal activities.
     Net Investment Income. Net investment income was $216 million for the first six months of fiscal 2006, compared to $181 million for the first six months of fiscal 2005. The net increase was primarily comprised as follows (in millions):

	Six Months
	Ended
	March 26,	March 27,
	2006	2005	Change
Interest and dividend income:
Corporate and other segments	$192	$113	$79
QSI	1	1	—
Interest expense	(2)	(1)	(1)
Net realized gains on investments:
Corporate	54	40	14
QSI	6	52	(46)
Other-than-temporary losses on investments	(12)	(6)	(6)
Gains (losses) on derivative instruments	7	(1)	8
Equity in losses of investees	(30)	(17)	(13)

	$216	$181	$35

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of additional investments made in marketable equity securities and equity mutual funds in fiscal 2006, as compared to fiscal 2005. Net realized gains on QSI investments in the first six months of fiscal 2005 resulted primarily from a $41 million net realized gain on the sale of an equity investment in a wireless telecommunications company. Gains and losses on derivative instruments in the first six months of both fiscal 2006 and 2005 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees increased in the first six months of fiscal 2006 primarily due to the effect of investment losses recognized by a venture fund investee in the first six months of fiscal 2006, of which our share was $10 million.
     Income Tax Expense. Income tax expense was $308 million for the first six months of fiscal 2006, compared to $292 million for the first six months of fiscal 2005. The annual effective tax rate is estimated to be 22% for fiscal 2006, compared to the annual effective tax rate of 24% for fiscal 2005. The effective tax rate recorded in the first six months of fiscal 2006 was 20%, compared to the 22% effective tax rate recorded in the first six months of fiscal 2005. The decrease in the estimated annual rate for fiscal 2006 as compared to the fiscal 2005 rate is primarily the result of additional foreign earnings taxed at less than the United States federal statutory tax rate.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 2% related to research and development tax credits and 1% related to an increase in the forecast of our ability to use capital loss carryforwards, partially offset by state taxes of approximately 4%.
Our Segment Results for the Second Quarter of Fiscal 2006 Compared to the Second Quarter of Fiscal 2005
     The following should be read in conjunction with the second quarter financial results of fiscal 2006 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”
     QCT Segment. QCT revenues for the second quarter of fiscal 2006 were $1.02 billion, compared to $746 million for the second quarter of fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $983 million for the second quarter of fiscal 2006, compared to $725 million for the second quarter of fiscal 2005. The increase in equipment and services revenue was primarily comprised of $292 million related to higher unit shipments, partially offset by a decrease of $35 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 49 million MSM integrated circuits were sold during the second quarter of fiscal 2006, compared to approximately 37 million for the second quarter of fiscal 2005.
     QCT’s earnings before taxes for the second quarter of fiscal 2006 were $252 million, compared to $158 million for the second quarter of fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 25% in the second quarter of fiscal 2006, compared to 21% in the second quarter of fiscal 2005. The improvement in operating margin percentage in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 is primarily due to a reduction in research and development and selling, general and administrative expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for the second quarter of fiscal 2006 were $679 million, compared to $493 million for the second quarter of fiscal 2005. QTL’s earnings before taxes for the second quarter of fiscal 2006 were $626 million, compared to $448 million for the second quarter of fiscal 2005. QTL’s operating margin percentage was 92% in the second quarter of fiscal 2006, compared to 91% in the second quarter of fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $180 million increase in royalties reported to us by our external licensees, which were $627 million in the second quarter of fiscal 2006, compared to $447 million in the second quarter of fiscal 2005. In the second quarter of fiscal 2006, our licensees reported sales of CDMA-based products during the first quarter of fiscal 2006 of approximately 67 million units, compared to 52 million units reported in the second quarter of fiscal 2005 for sales during the first quarter of fiscal 2005. Revenues from amortized license fees were $12 million in the second quarter of fiscal 2006, compared to $17 million in the second quarter of fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for the second quarter of fiscal 2006 were $162 million, compared to $151 million for the second quarter of fiscal 2005. Revenues increased primarily due to a $10 million increase in QIS revenue. The increase in QIS revenue is primarily attributed to a $5 million increase in fees related to our expanded BREW customer base and products and a $5 million increase in QChat revenue. QWBS shipped approximately 8,200 satellite-based systems and 8,000 terrestrial-based systems during the second quarter of fiscal 2006, compared to approximately 8,800 satellite-based systems and 13,800 terrestrial-based systems in the second quarter of fiscal 2005.
     QWI’s earnings before taxes for the second quarter of fiscal 2006 were $16 million, compared to $8 million for the second quarter of fiscal 2005. QWI’s operating margin percentage was 10% in the second quarter of fiscal 2006, compared to 5% in the second quarter of fiscal 2005. The increases in QWI’s earnings before taxes and operating margin percentage were primarily due to a $12 million increase in QIS gross margin largely resulting from the increase in revenues related to our expanded BREW customer base and products.
     QSI Segment. QSI’s losses before taxes for the second quarter of fiscal 2006 were $36 million, compared to $33 million for the second quarter of fiscal 2005. QSI’s losses before taxes included a $15 million increase in our MediaFLO USA subsidiary’s operating expenses. During the second quarter of fiscal 2006, QSI recorded $6 million in realized gains on marketable securities and other investments, compared to $1 million for the second quarter of fiscal 2005. Equity in losses of investees decreased by $8 million. Beginning in the second quarter of fiscal 2006, we no longer apply the equity method of accounting to our investment in Inquam as a result of its restructuring.
Our Segment Results for the First Six Months of Fiscal 2006 Compared to the First Six Months of Fiscal 2005
     The following should be read in conjunction with the first six months financial results of fiscal 2006 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”
     QCT Segment. QCT revenues for the first six months of fiscal 2006 were $2.05 billion, compared to $1.61 billion for the first six months of fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $1.98 billion for the first six months of fiscal 2006, compared to $1.57 billion for the first six months of fiscal 2005. The increase in equipment and services revenue was primarily comprised of $573 million related to higher unit shipments, partially offset by a decrease of $164 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 96 million MSM integrated circuits were sold during the first six months of fiscal 2006, compared to approximately 75 million for the first six months of fiscal 2005.

     QCT’s earnings before taxes for the first six months of fiscal 2006 were $552 million, compared to $400 million for the first six months of fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 27% in the first six months of fiscal 2006, compared to 25% in the first six months of fiscal 2005. The improvement in operating margin percentage in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 is primarily due to a reduction in research and development expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for the first six months of fiscal 2006 were $1.24 billion, compared to $893 million for the first six months of fiscal 2005. QTL’s earnings before taxes for the first six months of fiscal 2006 were $1.14 billion, compared to $805 million for the first six months of fiscal 2005. QTL’s operating margin percentage was 92% in the first six months of fiscal 2006, compared to 90% in the first six months of fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $344 million increase in royalties reported to us by our external licensees, which were $1.14 billion in the first six months of fiscal 2006, compared to $796 million in the first six months of fiscal 2005. Revenues from amortized license fees were $23 million in the first six months of fiscal 2006, compared to $34 million in the first six months of fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for the first six months of fiscal 2006 were $328 million, compared to $310 million for the first six months of fiscal 2005. Revenues increased primarily due to a $15 million increase in QIS revenue. The increase in QIS revenue is primarily attributed to a $14 million increase in fees related to our expanded BREW customer base and products. QWBS shipped approximately 20,000 satellite-based systems and 23,100 terrestrial-based systems during the first six months of fiscal 2006, compared to approximately 22,100 satellite-based systems and 25,400 terrestrial-based systems in the first six months of fiscal 2005.
     QWI’s earnings before taxes for the first six months of fiscal 2006 were $34 million, compared to $24 million for the first six months of fiscal 2005. QWI’s operating margin percentage was 10% in the first six months of fiscal 2006, compared to 8% in the first six months of fiscal 2005. The increase in QWI’s earnings before taxes was primarily due to an $18 million increase in QIS gross margin, largely resulting from the increase in revenues related to our expanded BREW customer base and products. The increase in QWI’s operating margin percentage was primarily attributable to the increase in QIS gross margin, partially offset by the effect of a $9 million increase in QWI research and development and selling, general and administrative expenses.
     QSI Segment. QSI’s losses before taxes for the first six months of fiscal 2006 were $84 million, compared to earnings before taxes of $8 million for the first six months of fiscal 2005. QSI’s losses before taxes included a $29 million increase in our MediaFLO USA subsidiary’s operating expenses. During the first six months of fiscal 2006, QSI recorded $6 million in realized gains on marketable securities and other investments, compared to $52 million for the first six months of fiscal 2005. Equity in losses of investees increased by $13 million primarily due to the effect of investment losses recognized by a venture fund investee in the first six months of fiscal 2006, of which our share was $10 million.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $10.2 billion at March 26, 2006, an increase of $1.5 billion from September 25, 2005. Cash provided by operating activities was $1.5 billion during the six months ended March 26, 2006, compared to $1.2 billion during the six months ended March 27, 2005. The increase was primarily attributable to higher net income (net of non-cash share-based compensation expense) in the six months ended March 26, 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $468 million during the six months ended March 26, 2006, compared to $182 million during the six months ended March 27, 2005.
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. While we did not repurchase any of our common stock under these programs during the six months ended March 26, 2006, we actively evaluate repurchases under this program. At April 19, 2006, $2.5 billion remains authorized for repurchases under our stock repurchase program. We announced dividends totaling $150 million, or $0.09 per share, during the three months ended March 26, 2006, which were paid on March 24, 2006. Dividends announced during fiscal 2005 totaled $524 million, or $0.32 per share. On April 7, 2006, we announced a cash dividend of $0.12 per share on our common stock, payable on June 23, 2006 to stockholders of record as of May 26, 2006. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable decreased by 22% during the second quarter of fiscal 2006. Days sales outstanding, on a consolidated basis, were 27 days at March 26, 2006, compared to 36 days at December 25, 2005. The decreases in accounts receivable and days sales outstanding reflect the increase in cash receipts for royalty receivables during the quarter. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $81 million through fiscal 2007.
     On January 18, 2006, we completed our acquisition of Flarion, a developer of OFDMA technology, for approximately $613 million in consideration, including approximately $229 million in cash. Upon achievement of certain agreed upon milestones, which is anticipated to occur during the second half of fiscal 2006, we expect to pay additional aggregate consideration of $205 million, including approximately $185 million payable in cash, to Flarion stockholders.
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
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at March 26, 2006 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Commitments and Contingencies.”
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the recently completed acquisition of Flarion, we expect an increased emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDM/OFDMA intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on investment.
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
Our three largest customers as of March 26, 2006, accounted for 39% and 41% of consolidated revenues in the first six months of fiscal 2006 and 2005, respectively, and 39% and 40% of consolidated revenues in fiscal 2005 and 2004, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     QTL Segment. Our QTL segment derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 130 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp. which in part expires on April 9, 2007. While the parties have been in discussions to conclude an extension or a new license agreement beyond that time period, there is no certainty as to when we will be able to conclude an agreement or the terms of any such agreement. There is also a possibility that the parties will not be able to conclude a new or extended agreement by April, 2007. In that event after April 9, 2007, unless and until the existing agreement is extended or a new agreement is concluded, Nokia’s right to sell subscriber products under most of our patents (including many that we have declared as essential to the CDMA, WCDMA and other standards) and therefore Nokia’s obligation to pay royalties to us will both cease under the terms of the current agreement, and our rights to sell integrated circuits under Nokia’s patents will likewise cease under the terms of the current agreement. Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the applicable patents of another company would be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including damages for past unlicensed sales in the form of lost profits or a reasonable royalty, and damages can be trebled for willful infringement.
     There can be no assurance that our patent portfolio in other technologies, such as GPRS, EDGE, OFDM, OFDMA and MIMO, will generate licensing income or be as valuable in generating licensing income as our CDMA patent portfolio.

Efforts by some telecommunications equipment manufacturers and component suppliers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or political actions by foreign governments that harm our business.
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 130 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of, and have succeeded in, licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it.
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable royalty provisions, a small number of companies have now initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission during the fourth calendar quarter of 2005, and (iv) behind the scenes lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
     We were notified by the Competition Directorate of the European Commission (EC) that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints and are in the process of preparing a response. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings.
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and long-standing license agreements with more than 130 licensees including many of the world’s foremost wireless equipment manufacturers, we believe that the royalties we charge are reasonable and fair to the companies paying such royalties, and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.

     Although there can be no guarantees as to the ultimate outcome of these challenges, we intend to expend appropriate resources to educate governmental authorities, elected officials, courts of law, our licensees, wireless carriers and the general public as to the true nature of these disputes. We believe that when such information is fairly evaluated by such parties, these challenges by the complainants to the European Commission will be seen for what they truly are, an attempt to avoid paying the agreed upon and fair compensation for the use of our significant intellectual property portfolio, and to extend their domination of the second generation wireless handset market into the third generation.
The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the international standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Within the United States Congress, committee work has been initiated to draft a “patent reform law.” The end product of such work could be new patent legislation detrimental to our licensing program or to the sale or use of our products or technology. Any action we take to influence such potential changes could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims may result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
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
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDO’s) intellectual property policies could impact our licensing business.
     Our technologies, such as CDMA and OFDMA, are generally proposed and incorporated into standards adopted by SDO’s throughout the world (e.g., European Telecommunications Standards Institute, Telecommunications Industry Association, Telecommunications Technology Association, IEEE, etc.). These SDO’s have policies with respect to intellectual property contributed by their member companies, which generally require member companies to commit to license their patents essential to the practice of the adopted standard on terms and conditions that are fair, reasonable and free from unfair discrimination (FRAND). QUALCOMM, as a member of these SDO’s and a significant contributor to a number of adopted standards, has made FRAND commitments. Some companies have proposed significant new SDO intellectual property policies, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by its member companies to be applied to the selling price of any product implementing the adopted standard. They have further proposed that the maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. It is quite early in the process of discussing and evaluating these proposals but we expect that, once all parties analyze and understand the full impact of these proposals, they will come to understand that such proposals are not in the best interests of the industry and would have serious undesirable consequences. For example, these proposals, if adopted, would discourage R&D investment, invention and innovation, incentivize bulk filings of marginal patents, and encourage lobbying for introduction of needless features into standards. Further, they would discriminate against companies that develop new technology and enable other companies to manufacture and use products incorporating those new technologies in favor of such manufacturers and users. We are participating in the process and expect to channel it into useful improvements of the existing processes. Nonetheless, there can be no assurance that such proposals as described above will not be adopted resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s for promoting our new technologies.
We depend upon a limited number of third party suppliers to manufacture component parts, subassemblies and finished goods for our products. If these third party suppliers do not provide us with adequate manufacturing capacity, or if there are any disruptions in the operations of, or the loss of, any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenue, increase our cost of sales and harm our business.
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.
     Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. These disruptions may include labor strikes, work stoppages, widespread illness, terrorism, war, political unrest, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole source supplier, we may not be able to resource the product without significant cost and delay. The loss of a significant third party supplier or the inability of a third party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.
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
     Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers. To the extent that we do not have firm commitments from our manufacturers over a specific time period, or in any specific quantity, our manufacturers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing deliveries to us on short notice.
     Some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a product reaches a significant volume level, our goal is to establish alternate suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves significant risks. These risks include possible shortages of manufacturing capacity, poor product performance and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demand. While we were able to alleviate these supply constraints and improve the supply and delivery of integrated circuits by working with our existing suppliers to increase available manufacturing capacity and by increasing and extending our firm orders to our suppliers, there can be no assurance that we will not experience supply constraints in the future which could result in our failure to meet demand. Further, in the event of a loss of or a decision to change a key third party manufacturer, qualifying a new manufacturer and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margining and possible loss of customers.
We are expanding our manufacturing model to purchase silicon wafers from semiconductor manufacturing foundries and to contract directly with third party manufacturers for assembly and test services. This new production model may increase costs and lower our control over the manufacturing process.
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, we began to expand our manufacturing model in fiscal 2005 to include purchasing silicon wafers directly from semiconductor manufacturing foundries. Under our expanded manufacturing model, we contract directly with third party manufacturers for assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our silicon wafer purchases directly from our foundry suppliers and to continue to purchase completed products on a turnkey basis. We have a limited history of working with these third parties under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the initial stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.

Our suppliers may also be our competitors putting us at a disadvantage for pricing and capacity allocation.
     One or more of our suppliers may obtain licenses from us to manufacture CDMA-based integrated circuits that compete with our products. In this event, the supplier could elect to allocate raw materials and manufacturing capacity to their own products and reduce deliveries to us to our detriment. In addition, we may not receive reasonable pricing, manufacturing or delivery terms. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 87% and 81% in the first six months of fiscal 2006 and 2005, respectively, and 82% and 79% in fiscal 2005 and 2004, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or be enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first six months of fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 68% during the first six months of fiscal 2005. During fiscal 2005, 69% of our revenues were from customers and licensees based in these countries, as compared to 68% during fiscal 2004. These customers sell their products to markets worldwide, including Japan, South Korea, China, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
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
     As our product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes such as 90nm, 65nm, etc. The design process interface issues are more complex as we enter into these new domains of technology, which adds risks on yield and reliability. In addition, the timely readiness of our foundry suppliers to support such technology changes could impact our ability to meet customer demand, revenue, and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.
     Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on phone inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services; and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. Should such negative events occur, subsequent economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.
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
     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the adoption of option expensing and the related valuation models used to determine such expense.
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our iMoD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations.
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
     On September 26, 2005, we adopted the revised statement of Financial Accounting Standards No. FAS 123R (FAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.
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
     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entails the risk of product liability. The use of wireless devices containing our products to access un-trusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability along with the associated impacts on reputation and demand. Although we believe our product liability insurance will be adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. Furthermore, not all losses associated with alleged product failure are insurable. In addition, a product liability claim or recall, whether against our licensees, customers, or us could harm our reputation and result in decreased demand for our products.
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
Noncompliance with environmental or safety regulations could cause us to incur significant expenses and harm our business.
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
We cannot assure stockholders that our stock repurchase program will result in a positive return of capital to stockholders.
     We currently have authority to repurchase up to $2.5 billion of our common stock. There can be no assurance that such repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock.
     As part of our stock repurchase program, we may sell put options or engage in structured derivative transactions to reduce the cost of repurchasing stock. These arrangements may, in the event of a significant and unexpected drop in stock price, require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such overpayments may have an adverse effect on the effectiveness of our overall stock repurchase program and may lose value for our stockholders.

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
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New and often complex accounting pronouncements, taxation rules, and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
Our charter documents and Delaware law could limit transactions in which stockholders might obtain a premium over current market prices.
     Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to certain mergers or other business transactions with, or proposed by, a holder of 15% or more of our voting stock. Under our charter documents, stockholders are not permitted to call special meetings of our stockholders or to act by written consent. These charter provisions may discourage certain types of transactions involving an actual or potential change in our control, including those offering stockholders a premium over current market prices. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests.
     Further, our board of directors has the authority under Delaware law to fix the rights and preferences of and issue shares of preferred stock and our preferred share purchase rights agreement will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors. While our board of directors approved our preferred share purchase rights agreement to provide the board with greater ability to maximize shareholder value, these rights could deter takeover attempts that the board finds inadequate and make it more difficult to bring about a change in our ownership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2005 Annual Report on Form 10-K. At March 26, 2006, there have been no other material changes to the market risks described at September 25, 2005 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. The following table provides information about our financial instruments that are sensitive to changes in interest rates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
March 26, 2006:	of 2006	2007	2008	2009	2010	Thereafter	Maturity	Total	Value

Fixed interest-bearing securities:
Cash and cash equivalents	$689	$—	$—	$—	$—	$—	$—	$689	$689
Interest rate	4.7%
Held-to-maturity securities	$30	$—	$—	$—	$—	$—	$—	$30	$30
Interest rate	2.5%
Available-for-sale securities:
Investment grade	$2,904	$840	$301	$58	$18	$30	$189	$4,340	$4,340
Interest rate	4.5%	4.4%	4.2%	4.9%	4.9%	6.5%	4.1%
Non-investment grade	$1	$5	$22	$66	$49	$653	$—	$796	$796
Interest rate	6.1%	6.9%	7.1%	6.9%	7.7%	7.8%

Floating interest-bearing securities:
Cash and cash equivalents	$964	$—	$—	$—	$—	$—	$—	$964	$964
Interest rate	4.7%
Held-to-maturity securities	$60	$—	$—	$—	$—	$—	$—	$60	$60
Interest rate	1.4%
Available-for-sale securities:
Investment grade	$85	$197	$173	$147	$58	$90	$474	$1,224	$1,224
Interest rate	4.7%	4.6%	4.8%	4.9%	4.9%	5.2%	4.7%
Non-investment grade	$1	$6	$5	$4	$11	$106	$202	$335	$335
Interest rate	8.6%	5.7%	6.3%	6.5%	6.4%	7.2%	6.4%
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.23 billion at March 26, 2006 from $1.16 billion at September 25, 2005. The recorded value of equity mutual fund shares increased to $374 million at March 26, 2006 from $293 million at September 25, 2005. Our diversified investments in specific companies and industry segments may vary over time, and changes in concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at March 26, 2006 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $160 million.

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
ITEM 1A. RISK FACTORS
     Pursuant to the transition guidance provided by the staff of the Division of Corporation Finance, this item is not applicable to us since we have not had a fiscal year end after December 1, 2005. We have voluntarily provided updated Risk Factors at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. While we did not repurchase any of our common stock under these programs during the six months ended March 26, 2006, we actively evaluate repurchases under this program. At March 26, 2006, $2.5 billion remains authorized for repurchases under this new program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on March 7, 2006. On the record date, 1,653,211,915 shares of our common stock were entitled to vote. At the meeting, 1,490,495,881 shares were represented in person or by proxy. Five proposals were considered.

Proposal 1:	Election of four directors to hold office until the 2007 Annual Meeting:

	For	Withheld
Richard C. Atkinson	969,137,963	521,357,918
Diana Lady Dougan	969,571,332	520,924,549
Peter M. Sacerdote	978,731,049	511,764,832
Marc I. Stern	978,324,139	512,171,742
     All of the foregoing candidates were elected and each received affirmative votes from more than a majority of the outstanding shares. The following directors were not elected at the meeting, but have terms continuing after the meeting, as set forth below:

Elected Through
Adelia A. Coffman	2007 Annual Meeting
Raymond V. Dittamore	2007 Annual Meeting
Irwin Mark Jacobs	2007 Annual Meeting
Richard Sulpizio	2007 Annual Meeting
Donald G. Cruickshank	2008 Annual Meeting
Paul E. Jacobs	2008 Annual Meeting
Robert E. Kahn	2008 Annual Meeting
Duane A. Nelles	2008 Annual Meeting
Brent Scowcroft	2008 Annual Meeting

Proposal 2:	Approve amendment to the Company’s Restated Certificate of Incorporation to eliminate the classified board and cumulative voting. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
1,163,037,272	39,239,779	11,095,431	277,123,399
The foregoing proposal was approved.

Proposal 3:	Approve the combination of the Company’s equity compensation plans as the 2006 Long-Term Incentive Plan and an increase in the share reserve by 65,000,000. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
1,010,523,372	191,209,749	11,599,862	277,162,898
The foregoing proposal was approved.

Proposal 4:	Ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2006 fiscal year. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
1,450,397,947	28,629,178	11,468,756	—
The foregoing proposal was approved.

Proposal 5:	Approve any adjournments of the meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies in favor of any of the foregoing proposals. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
846,973,868	571,813,189	71,708,824	—
The foregoing proposal was approved.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits
2.6	Agreement and Plan of Reorganization, dated as of July 25, 2005, by and among the Company, Fluorite Acquisition Corporation, Quartz Acquisition Corporation, Flarion Technologies, Inc. and QFREP, LLC. (1)

3.1	Restated Certificate of Incorporation. (2)

3.4	Amended and Restated Bylaws. (2)

10.71	Voluntary Executive Retirement Contribution Plan, as amended. (3)

10.72	2005 Bonuses and 2006 Annual Base Salary for Named Executive Officers and Summary of 2006 Annual Bonus Program. (4)

10.73	2006 Long-Term Incentive Plan. (2)

10.74	Forms of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

Exhibits
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-127725).

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(4)	Filed under item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 8, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel William E. Keitel
Executive Vice President and
Chief Financial Officer
Dated: April 19, 2006