Form 10-Q
period 2006-06-25
QUALCOMM INC/DE
filed 2006-07-19
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 17, 2006, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,651,893,826

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 25,	September 25,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,155	$2,070
Marketable securities	4,716	4,478
Accounts receivable, net	695	544
Inventories	259	177
Deferred tax assets	316	343
Other current assets	133	179

Total current assets	7,274	7,791
Marketable securities	3,607	2,133
Property, plant and equipment, net	1,420	1,022
Goodwill	1,236	571
Deferred tax assets	483	444
Other assets	693	518

Total assets	$14,713	$12,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$501	$376
Payroll and other benefits related liabilities	241	196
Unearned revenue	176	163
Other current liabilities	418	335

Total current liabilities	1,336	1,070
Unearned revenue	144	146
Other liabilities	235	144

Total liabilities	1,715	1,360

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at June 25, 2006 and September 25, 2005	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,656 and 1,640 shares issued and outstanding at June 25, 2006 and September 25, 2005, respectively	—	—
Paid-in capital	7,325	6,753
Retained earnings	5,684	4,328
Accumulated other comprehensive (loss) income	(11)	38

Total stockholders’ equity	12,998	11,119

Total liabilities and stockholders’ equity	$14,713	$12,479

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Revenues:
Equipment and services	$1,240	$882	$3,512	$2,708
Licensing and royalty fees	711	476	2,015	1,404

Total revenues	1,951	1,358	5,527	4,112

Operating expenses:
Cost of equipment and services revenues	559	389	1,596	1,204
Research and development	395	259	1,126	740
Selling, general and administrative	293	150	795	452

Total operating expenses	1,247	798	3,517	2,396

Operating income	704	560	2,010	1,716

Investment income, net (Note 3)	120	126	336	307

Income before income taxes	824	686	2,346	2,023
Income tax expense	(181)	(126)	(490)	(418)

Net income	$643	$560	$1,856	$1,605

Basic earnings per common share	$0.38	$0.34	$1.12	$0.98

Diluted earnings per common share	$0.37	$0.33	$1.08	$0.95

Shares used in per share calculations:
Basic	1,675	1,633	1,661	1,640

Diluted	1,728	1,683	1,717	1,697

Dividends per share announced	$0.12	$0.09	$0.30	$0.23

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 25,	June 26,
	2006	2005
Operating Activities:
Net income	$1,856	$1,605
Non-cash items:
Depreciation and amortization	190	144
Net realized gains on marketable securities and other investments	(94)	(166)
Share-based compensation expense	368	—
Incremental tax benefits from stock options exercised	(376)	—
Non-cash income tax expense	375	319
Other non-cash charges, net	47	43
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(140)	(50)
Inventories	(81)	(33)
Other assets	25	(45)
Trade accounts payable	140	(25)
Payroll, benefits and other liabilities	(20)	(44)
Unearned revenue	11	(7)

Net cash provided by operating activities	2,301	1,741

Investing Activities:
Capital expenditures	(556)	(438)
Purchases of available-for-sale securities	(9,610)	(6,396)
Proceeds from sale of available-for-sale securities	7,916	6,477
Other investments and acquisitions, net of cash acquired	(390)	(189)
Other items, net	79	16

Net cash used by investing activities	(2,561)	(530)

Financing Activities:
Proceeds from issuance of common stock	623	236
Incremental tax benefits from stock options exercised	376	—
Dividends paid	(500)	(377)
Repurchase and retirement of common stock	(1,165)	(953)
Other items	11	29

Net cash used by financing activities	(655)	(1,065)

Effect of exchange rate changes on cash	—	—

Net (decrease) increase in cash and cash equivalents	(915)	146
Cash and cash equivalents at beginning of period	2,070	1,214

Cash and cash equivalents at end of period	$1,155	$1,360

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 25, 2005 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three and nine month periods ended June 25, 2006 and June 26, 2005 included 13 weeks and 39 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 25, 2006 were 53,232,000 and 55,634,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 26, 2005 were 50,289,000 and 57,542,000, respectively.
     Employee stock options to purchase approximately 51,134,000 and 44,109,000 shares of common stock during the three months and nine months ended June 25, 2006, respectively, and employee stock options to purchase approximately 37,180,000 and 33,426,000 shares of common stock during the three months and nine months ended June 26, 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net income	$643	$560	$1,856	$1,605

Other comprehensive (loss) income:
Foreign currency translation	5	(6)	—	7
Unrealized net (losses) gains on marketable securities, net of income taxes	(58)	36	8	94
Unrealized net (losses) gains on derivative instruments, net of income taxes	(1)	8	(2)	12
Reclassification adjustment for net realized gains on securities included in net income, net of income taxes	(17)	(44)	(56)	(94)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	3	1	11	4
Reclassification adjustment for gains on derivative instruments included in net income, net of income taxes	(1)	—	(10)	—

Total other comprehensive (loss) income	(69)	(5)	(49)	23

Total comprehensive income	$574	$555	$1,807	$1,628

     Components of accumulated other comprehensive (loss) income consisted of the following (in millions):

	June 25,	September 25,
	2006	2005
Foreign currency translation	$(22)	$(22)
Unrealized net gain on marketable securities and derivative instruments, net of income taxes	11	60

	(11)	38

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
     Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on September 26, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for estimating the value of share-based compensation. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
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
     The weighted-average estimated fair value of employee stock options granted during the nine months ended June 25, 2006 was $17.68 per share using the binomial model with the following weighted-average assumptions (annualized percentages) for the nine months ended June 25, 2006:

Volatility	30.3%
Risk-free interest rate	4.5%
Dividend yield	1.0%
Post-vesting forfeiture rate	6.0%
Suboptimal exercise factor	1.7
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted during the nine months ended June 25, 2006 derived from the binomial model was 5.8 years.
     As share-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended June 25, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% in the nine months ended June 25, 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the effect of such forfeitures as the forfeitures occur. The Company will continue to evaluate the appropriateness of this assumption.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended June 25, 2006 was comprised as follows (in millions, except per share data):

	Three Months	Nine Months
	Ended	Ended
	June 25,	June 25,
	2006	2006
Cost of equipment and services revenues	$10	$32
Research and development	56	160
Selling, general and administrative	60	176

Share-based compensation expense before taxes	126	368
Related income tax benefits	(43)	(125)

Share-based compensation expense, net of taxes	$83	$243

Net share-based compensation expense, per common share:
Basic	$0.05	$0.15

Diluted	$0.05	$0.14

     The Company recorded $54 million in share-based compensation expense during the nine months ended June 25, 2006 related to share-based awards granted during fiscal 2006. In addition, for the nine months ended June 25, 2006, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $376 million, related to incremental tax benefits from stock options exercised in the period.
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
     For purposes of pro forma disclosures under FAS 123 for the nine months ended June 26, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	June 26,	June 26,
	2005	2005
Net income, as reported	$560	$1,605
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	—	1
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(70)	(219)

Pro forma net income	$490	$1,387

Earnings per common share:
Basic — as reported	$0.34	$0.98

Basic — pro forma	$0.30	$0.85

Diluted — as reported	$0.33	$0.95

Diluted — pro forma	$0.29	$0.82

     Future Accounting Requirements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
Note 2 – Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	June 25,	September 25,	June 25,	September 25,
	2006	2005	2006	2005
	(In millions)		(In millions)
Held-to-maturity:
Government-sponsored enterprise securities	$30	$60	$—	$—
Corporate bonds and notes	30	70	—	—

	60	130	—	—

Available-for-sale:
U.S. Treasury securities	44	151	—	—
Government-sponsored enterprise securities	750	704	—	—
Municipal bonds	5	10	—	—
Foreign government bonds	12	17	—	—
Corporate bonds and notes	3,234	2,645	13	14
Mortgage and asset-backed securities	559	767	—	—
Non-investment grade debt securities	24	24	1,210	694
Equity mutual funds	—	—	1,077	293
Equity securities	28	30	1,307	1,132

	4,656	4,348	3,607	2,133

	$4,716	$4,478	$3,607	$2,133

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
       Property, Plant and Equipment.

	June 25,	September 25,
	2006	2005
	(In millions)
Land	$77	$65
Buildings and improvements	769	614
Computer equipment	629	520
Machinery and equipment	718	544
Furniture and office equipment	37	33
Leasehold improvements	160	107
Property under capital leases	51	2

	2,441	1,885

Less accumulated depreciation and amortization	(1,021)	(863)

	$1,420	$1,022

     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $216 million at June 25, 2006 from $68 million at September 25, 2005. This increase resulted primarily from the Flarion and Berkana acquisitions during the second quarter of fiscal 2006 (Note 9). As a result of the acquisitions, the weighted-average amortization period for technology-based intangible assets was 15 years at June 25, 2006, compared to 9 years at September 25, 2005. The weighted-average amortization period for other intangible assets was not affected.
Note 3 – Investment Income, Net

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(In millions)		(In millions)
Interest and dividend income	$120	$70	$312	$184
Interest expense	(1)	(2)	(3)	(3)
Net realized gains on marketable securities	28	74	88	157
Net realized gains on other investments	6	—	6	9
Other-than-temporary losses on marketable securities	(6)	(1)	(17)	(7)
Other-than-temporary losses on other investments	(3)	—	(3)	—
Losses on derivative instruments	(24)	(8)	(17)	(9)
Equity in losses of investees	—	(7)	(30)	(24)

	$120	$126	$336	$307

Note 4– Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 22% for fiscal 2006, as compared to the 24% effective income tax rate in fiscal 2005. The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 1% related to research and development tax credits and 1% related to an increase in the forecast of the Company’s ability to use capital loss carryforwards, partially offset by state taxes of approximately 3%. The prior fiscal year rate was lower than the United States federal statutory rate as a result of foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards and the generation of research and development credits, partially offset by state taxes and tax expense related to a one-time dividend paid under the American Jobs Creation Act of 2004.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $2.4 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of June 25, 2006, the Company has provided a valuation allowance of $30 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $13 million related to foreign tax credits and $7 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, increased by approximately $12 million from September 25, 2005 to June 25, 2006, primarily due to tax benefits from share-based compensation expense and net operating loss carryforwards recorded as a result of acquisitions (Note 9), partially offset by the use of tax credits as a result of continued profitable operations.
Note 5 – Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended June 25, 2006 were as follows (in millions):

Balance at September 25, 2005	$11,119
Net income	1,856
Other comprehensive loss	(49)
Repurchase of common stock	(1,165)
Net proceeds from the issuance of common stock	608
Share-based compensation	369
Tax benefits from exercise of stock options	375
Value of stock issued for acquisition	353
Value of options and warrants exchanged for acquisitions	40
Dividends	(500)
Other	(8)

Balance at June 25, 2006	$12,998

     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. During the three and nine months ended June 25, 2006, the Company repurchased and retired 26,359,000 shares of common stock for $1.2 billion. From June 26, 2006 to June 28, 2006, the Company repurchased and retired an additional 5,641,000 shares of common stock for $238 million, which will be recorded in the fourth quarter of 2006. Including the repurchase activity subsequent to quarter end, the Company repurchased and retired 32,000,000 shares of common stock for $1.4 billion through June 28, 2006.
     In connection with the Company’s stock repurchase program, during the third quarter of 2006 the Company sold four put options, with expiration dates ranging from August 2006 to November 2006 that may require the Company to purchase 4,000,000 shares of its common stock upon expiration for $182 million (net of the put option premiums received). Any shares purchased upon the exercise of the put options will be retired. The recorded values of the put option liabilities totaled $35 million at June 25, 2006. During the three months and nine months ended June 25, 2006, the Company recognized losses of $24 million and $17 million, respectively, in investment income due to net increases in the fair values of the put options. At June 25, 2006, approximately $1.2 billion remained authorized for repurchase under the stock repurchase program.
     Dividends. On March 7, 2006, the Company announced an increase in its quarterly dividend effective for dividends payable after March 24, 2006 from $0.09 to $0.12 per share of common stock. Cash dividends announced in the nine months ended June 25, 2006 and June 26, 2005 were as follows (in millions, except per share data):

	2006		2005
	Per Share	Total	Per Share	Total
First quarter	$0.09	$148	$0.07	$115
Second quarter	0.09	150	0.07	115
Third quarter	0.12	202	0.09	147

Total	$0.30	$500	$0.23	$377

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On July 7, 2006, the Company announced a cash dividend of $0.12 per share on its common stock, payable on September 22, 2006 to stockholders of record as of August 25, 2006.
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
     A summary of stock option transactions for all stock option plans follows:

			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term	Value
	(in thousands)	Price	(years)	(in billions)
Outstanding at September 25, 2005	202,794	$24.35
Options granted	32,626	$46.36
Options assumed (a)	3,313	$20.17
Options cancelled/forfeited/expired	(1,975)	$34.26
Options exercised	(33,481)	$17.19

Outstanding at June 25, 2006	203,277	$28.89	6.32	$2.5

Exercisable at June 25, 2006	117,180	$23.82	4.83	$2.0

(a)	Represents activity related to options that were assumed as a result of acquisitions (Note 9).
     Net stock options, after forfeitures and cancellations, granted during the nine months ended June 25, 2006 and June 26, 2005 represented 1.9% and 1.8%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended June 25, 2006 and June 26, 2005 represented 2.0% and 1.9%, respectively, of outstanding shares as of the end of each fiscal period.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. At June 25, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.7 years. Total share-based compensation cost capitalized as part of inventory and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fixed assets was negligible during the nine months ended June 25, 2006. The total intrinsic value of stock options exercised during the nine months ended June 25, 2006 was $1.0 billion. The Company recorded cash received from the exercise of stock options of $576 million and related tax benefits of $392 million during the nine months ended June 25, 2006. Upon option exercise, the Company issues new shares of stock.
     Additional information about stock options outstanding at June 25, 2006 with exercise prices less than or above $39.50 per share, the closing price at June 25, 2006, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Exercise Prices	of Shares	Price	of Shares	Price	of Shares	Price
Less than $39.50	96,398	$19.14	42,644	$26.00	139,042	$21.25
Above $39.50	20,782	$45.53	43,454	$45.40	64,235	$45.44

Total outstanding	117,180	$23.82	86,098	$35.79	203,277	$28.89

     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During the nine months ended June 25, 2006, the Company issued approximately 1,164,000 shares under the purchase plans at an average price of $28.06 per share. At June 25, 2006, approximately 14,282,000 shares were reserved for future issuance.
     At June 25, 2006, total unrecognized estimated compensation expense related to non-vested purchase rights granted prior to that date was negligible. The Company recorded cash received from the exercise of purchase rights of $33 million during the nine months ended June 25, 2006.
Note 7 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM, Inc. and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While the Company has already obtained a verdict of non-infringement of Zoltar’s patents, the Company’s additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents are set to be retried in the same Court on October 10, 2006.
     Whale Telecom Ltd. v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements. On March 15, 2006, the Court dismissed all claims against the Company. The plaintiff has filed a notice of appeal.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. Discovery has commenced in the District Court actions. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the Central District to be transferred to the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case now contains additional related claims filed by the Company and Broadcom. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. Testimony as to liability has been completed, and the remedies phase commenced on July 6, 2006 and is currently underway.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. Discovery is underway. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. Discovery is underway. On March 24, 2006, the Company filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated QUALCOMM confidential and trade secret information relating to QUALCOMM’s WCDMA baseband chips, and relating to the Company’s multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings. Broadcom counterclaimed with the assertion of two patents.
     QUALCOMM Incorporated and SnapTrack, Inc. v. Nokia Corporation and Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. Nokia filed a demand for arbitration with the American Arbitration Association on December 20, 2005, and moved for a stay pending arbitration in the Southern District on the same day. This motion was denied on March 14, 2006, but the Southern District then joined with the two parties on March 23, 2006 to request an expedited appeal from the United States Court of Appeals for the Federal Circuit, and stayed the case pending that appeal. On April 6, 2006, the Federal Circuit granted the parties an expedited appeal. The hearing date for the appeal is calendared for July 14, 2006. Due to the pending appeal, discovery has not commenced. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/EPRS/EDGE technology seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation.
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
     On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted a reply.
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korean Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of Korean anti-trust regulations. To date, the Company has not received the complaints.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Long-Term Financing. The Company agreed to provide certain CDMA customers of Telefonaktiebolaget LM Ericsson (Ericsson) with long-term interest bearing debt financing for the purchase of cdmaOne base station equipment, CDMA2000 base station equipment and related infrastructure equipment and/or associated services. At June 25, 2006, the Company had a commitment to extend up to $118 million in long-term financing to certain CDMA customers of Ericsson. The funding of this commitment, if it occurs, is not subject to a fixed expiration date and is subject to the CDMA customers meeting conditions prescribed in the financing arrangement and, in certain cases, to Ericsson also financing a portion of such sales and services. Financing under this arrangement is generally collateralized by the related equipment. The commitment represents the maximum amount to be financed; actual financing may be in lesser amounts.
     Operating Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than 1 year to 28 years and with provisions for cost-of-living increases with certain leases. Future minimum lease payments for the remainder of fiscal 2006 and each of the subsequent four years from fiscal 2007 through 2010 are $21 million, $61 million, $36 million, $28 million and $25 million, respectively, and $97 million thereafter.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for the remainder of fiscal 2006 and for each of the subsequent four years from fiscal 2007 through 2010 to be $532 million, $258 million, $72 million, $27 million and $20 million, respectively, and $35 million thereafter. Of the totals for the remainder of fiscal 2006 and for each of the subsequent three years from fiscal 2007 through 2009, commitments to purchase integrated circuit product inventories comprised $474 million, $171 million, $45 million and $5 million, respectively.
     Other. The Company holds minority interests in Inquam Limited (Inquam), a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company and another investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $54 million. The fair value of this obligation, which is insignificant, has been recorded in the financial statements. The guarantee expires and the facilities mature on December 25, 2011. At June 25, 2006, the Company had no other funding commitments and does not anticipate providing any further funding to Inquam or to the Portugal Companies.
Note 8 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
o	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW, QChat and QPoint products and services;

o	QUALCOMM Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.
•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
June 25, 2006
Revenues	$1,133	$683	$162	$—	$(27)	$1,951
EBT	303	619	19	(26)	(91)	824
June 26, 2005
Revenues	$766	$448	$164	$—	$(20)	$1,358
EBT	186	407	12	30	51	686

For the nine months ended:
June 25, 2006
Revenues	$3,184	$1,926	$491	$—	$(74)	$5,527
EBT	855	1,762	52	(110)	(213)	2,346
June 26, 2005
Revenues	$2,378	$1,342	$473	$—	$(81)	$4,112
EBT	586	1,212	37	37	151	2,023

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Reconciling items in the previous table were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Revenues
Elimination of intersegment revenue	$(48)	$(35)	$(138)	$(107)
Other nonreportable segments	21	15	64	26

Reconciling items	$(27)	$(20)	$(74)	$(81)

Earnings (loss) before income taxes
Unallocated research and development expenses	$(69)	$(11)	$(231)	$(32)
Unallocated selling, general and administrative expenses	(73)	(6)	(201)	(4)
Unallocated cost of equipment and services revenues	(10)	—	(32)	—
Other nonreportable segments	(41)	(8)	(83)	(31)
Unallocated investment income, net	104	81	341	222
Intracompany eliminations	(2)	(5)	(7)	(4)

Reconciling items	$(91)	$51	$(213)	$151

     During the three and nine months ended June 25, 2006, unallocated research and development expenses included $56 million and $160 million, respectively, and selling, general and administrative expenses included $60 million and $176 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Segment data includes intersegment revenues. Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI
For the three months ended:
June 25, 2006
Revenues from external customers	$1,131	$640	$159
Intersegment revenues	2	43	3
June 26, 2005
Revenues from external customers	$762	$419	$162
Intersegment revenues	4	29	2
For the nine months ended:
June 25, 2006
Revenues from external customers	$3,175	$1,804	$484
Intersegment revenues	9	122	7
June 26, 2005
Revenues from external customers	$2,372	$1,248	$466
Intersegment revenues	6	94	7
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 25,	September 25,
	2006	2005
QCT	$638	$518
QTL	117	16
QWI	156	153
QSI	631	442
Reconciling items	13,171	11,350

Total consolidated assets	$14,713	$12,479

     The increase in QTL’s assets from $16 million at September 25, 2005 to $117 million at June 25, 2006 resulted from the usual periodic increase in accounts receivable from licensees that report royalties quarterly and make payments on a semi-annual basis.
     QSI’s assets included $296 million and $98 million at June 25, 2006 and September 25, 2005, respectively, related to the MediaFLO USA business. Reconciling items included $232 million and $188 million at June 25, 2006 and September 25, 2005, respectively, of goodwill and other assets related to the QUALCOMM MEMS Technologies division, which is developing display technology for mobile devices and other applications.
Note 9 – Acquisitions
     On January 18, 2006, the Company completed its acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology for approximately $613 million in consideration, consisting of approximately $349 million in shares of QUALCOMM stock, $229 million in cash, and the exchange of Flarion’s existing vested options and warrants with an estimated aggregate fair value of approximately $35 million. In addition, the Company assumed Flarion’s existing unvested options with an estimated aggregate fair value of $63 million, which is recorded as share-based compensation over the requisite service period pursuant to FAS 123R. Upon achievement of certain agreed upon milestones during the third quarter of fiscal 2006, the Company incurred additional aggregate consideration of $197 million, consisting of approximately $185 million in cash (of which $75 million will be payable in July 2007), $8 million in shares of QUALCOMM stock (of which $3 million is issuable in March 2007), and the modification of Flarion’s existing vested options and warrants with an estimated incremental fair value of approximately $4 million. The additional amounts payable in cash and shares on the milestone date were treated as additional consideration and recorded as goodwill. In addition, the modification of Flarion’s existing unvested options resulted in an estimated incremental fair value of $7 million, which will be recorded as share-based compensation over the requisite service period pursuant to FAS 123R. The acquisition of Flarion is intended to broaden the Company’s ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that the Company has already dedicated over the years towards the development of OFDM/OFDMA technologies.
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
     The allocation of purchase price to the acquired assets and assumed liabilities based on the estimated fair values was as follows (in millions):

	Flarion	Berkana	Total
Net tangible assets assumed	$98	$20	$118
Technology-based intangible assets	160	2	162
In-process research and development	12	9	21
Goodwill	634	29	663

Total purchase price	$904	$60	$964

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Purchased in-process technology, which is included in research and development expenses, was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The Company is in the final stages of accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill, no amount of which is expected to be deductible for tax purposes, was assigned to the QTL and QCT segments in the amounts of $634 million and $29 million, respectively. Amounts allocated to the technology-based intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of seventeen years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Highlights
     Revenues for the third quarter of fiscal 2006 were $1.95 billion, with net income of $643 million. The following recent developments occurred with respect to key elements of our business or our industry:
•	The wireless telecommunications industry continued to grow at a rapid pace, with worldwide wireless subscribers growing by more than 5% in the second calendar quarter of 2006 to reach approximately 2.4 billion.[1] CDMA-based subscribers, including both 2G (cdmaOne) and 3G (CDMA2000, 1xEV-DO and WCDMA), represent approximately 16%[1] of total worldwide wireless subscribers to date.

•	Subscribers to wireless operators’ 3G services (all CDMA-based) grew to approximately 324 million worldwide through June 2006, including approximately 33 million 1xEV-DO subscribers and approximately 66 million WCDMA subscribers.[2]

•	CDMA-based handset shipments by manufacturers to wireless operators totaled approximately 66 million units at an average selling price of approximately $213 during the period January 2006 through March 2006 based on reports provided in the third quarter of fiscal 2006 by our licensees. These shipments represent an estimated 29% of the total (226 million) worldwide handset shipments for the same period.[3]

•	We estimate the ratio of WCDMA reported royalties to total reported royalties grew from approximately 36% reported in the third quarter of fiscal 2005 to approximately 47% reported in the third quarter of fiscal 2006. We estimate that, in Western Europe, WCDMA handset sales by manufacturers during the period January 2006 through March 2006 represented approximately 30% of all manufacturer handset sales.[4]

•	During the third quarter of fiscal 2006, we shipped approximately 55 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules (all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA), compared to approximately 36 million MSM integrated circuits in the third quarter of fiscal 2005.

(1)	According to World Cellular Information Service (WCIS), a researcher and publisher of wireless industry market intelligence.

(2)	Based primarily on our compilation of information in public reports by a large portion of operators around the world and estimates provided by WCIS and Wireless Intelligence, an independent source of wireless operator data.

(3)	As reported by Strategy Analytics, a global research and consulting firm in their May 2006 Global Handset Market Share Update.

(4)	Based on estimates derived from our licensee reports and estimates from the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industry.
Our Business and Operating Segments
     We design, manufacture, have manufactured on our behalf and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenue principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and licensing and related services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.

     We conduct business through four operating segments. These segments are: QUALCOMM CDMA Technologies, or QCT; QUALCOMM Technology Licensing, or QTL; QUALCOMM Wireless & Internet, or QWI; and QUALCOMM Strategic Initiatives, or QSI.
     QCT is a leading developer and supplier of integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the baseband MSM, Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and the related software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. QCT software products are the operating systems that control the wireless phones and the functionality imbedded in our integrated circuit products. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 58% and 56% of total consolidated revenues for the third quarter of fiscal 2006 and 2005, respectively. QCT revenues comprised 58% of total consolidated revenues for the first nine months of both fiscal 2006 and 2005.
     QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Instead, we rely on a limited number of independent third party manufacturers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry partners are responsible for delivering fully assembled and tested integrated circuits. IBM, Taiwan Semiconductor Manufacturing Co. and United Microelectronics are the primary foundry partners for our family of baseband integrated circuits. Atmel, Freescale (formerly Motorola Semiconductor) and IBM are the primary foundry partners for our family of analog, radio frequency, and power management integrated circuits. Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the net selling price of licensed products. QTL revenues comprised 35% and 33% of total consolidated revenues for the third quarter of fiscal 2006 and 2005, respectively. QTL revenues comprised 35% and 33% of total consolidated revenues for the first nine months of fiscal 2006 and 2005, respectively.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides the BREW (Binary Runtime Environment for Wireless) family of products that includes user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-chat functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 8% and 12% of total consolidated revenues in the third quarter of fiscal 2006 and 2005, respectively. QWI revenues comprised 9% and 12% of total consolidated revenues for the first nine months of fiscal 2006 and 2005, respectively.

     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary expects to offer a nationwide mediacast network based on our FLO technology and MediaFLO Media Distribution System (MDS), initially targeting 100 top domestic markets, with the eventual capability for broader nationwide coverage. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO network and service will be determined by our wireless operator partners. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO USA plans to use nationwide 700 MHz spectrum for which we hold licenses and is procuring and/or will be distributing content on a wholesale basis to our wireless operator customers. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator partners. As part of our strategic investment activities, we may consider various corporate structuring and exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include: the QUALCOMM Wireless Systems division, which sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; the QUALCOMM MEMS Technologies division, which is developing an iMoD display technology-based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the QUALCOMM Flarion Technologies division, which is developing OFDM/OFDMA technologies; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world:
•	More than 97 operators on the CDMA2000 technology path have launched CDMA2000 1X, more than 33 are deploying 1xEV-DO and many large operators are preparing to deploy EV-DO Revision A.[1]

•	We expect many WCDMA operators to eventually upgrade their networks to HSDPA. More than 111 GSM operators have migrated their networks to WCDMA and more than 103 operators have indicated interest in, are planning, or are deploying HSDPA (High-speed Download Packet Access).[2]

•	We expect that the demand for WCDMA/HSDPA products and services will continue to expand as operators transition their GSM subscribers to WCDMA devices on these WCDMA networks.

•	We expect that volume increases and growing competition among WCDMA phone manufacturers and WCDMA integrated circuit suppliers will continue to decrease WCDMA phone prices significantly, as happened with CDMA2000, and drive growth of WCDMA phone sales worldwide.

•	We expect that growing demand for advanced 3G phones and devices at above average price points will continue to drive the need for increased multimedia MSM functionality. To meet this market need, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry.

•	We expect growing demand for low-end phones to continue, and we have invested resources to develop single chip products, which combine the baseband, radio frequency and power management chips into one package. We believe lower component counts and further integration will drive costs down and enable faster time to market to meet the increasing demand for low-end phones. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products in this market.

•	We will continue our development efforts with respect to our BREW applications development platform, our new MediaFLO Multimedia Distribution System (MDS) and FLO technology for low cost delivery of multimedia content to multiple subscribers simultaneously and our iMoD display technology.

•	We will continue to invest in the advancement of CDMA and a broad range of other wireless technologies as evidenced by our previously announced DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms. These platforms will enable continued improvement in the performance of CDMA and WCDMA technologies and are part of our vision to enable a range of technologies, each optimized for specific services and incorporated into our integrated circuit products.

•	We will continue to invest in the development of OFDM- and OFDMA-based technologies. We have proposed and/or intend to propose these technologies to various standards bodies, including the Institute of Electrical and Electronics Engineers (IEEE) 802, 3rd Generation Partnership Project (3GPP) and 3rd Generation Partnership Project 2 (3GPP2).

•	We will continue to devote resources to educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay fair royalties for the use of our technology and the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue their attacks on our business model in various forums throughout the world.

(1)	Based on our summary of public reports by a large portion of operators around the world.

(2)	As reported by the Global Mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their June 2006 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, Japan, China and the United States comprised 33%, 21%, 16% and 13%, respectively, of total consolidated revenues for the first nine months of fiscal 2006 as compared to 38%, 21%, 9% and 19%, respectively, for the first nine months of fiscal 2005. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in China from 9% of total revenues to 16% is primarily attributable to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for low priced CDMA2000 phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 78% to 67%, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China.
Critical Accounting Policies and Estimates
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective September 26, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first nine months of fiscal 2006 was $368 million. At June 25, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.7 years. Net stock options, after forfeitures and cancellations, granted during the nine months ended June 25, 2006 and June 26, 2005 represented 1.9% and 1.8%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended June 25, 2006 and June 26, 2005 represented 2.0% and 1.9%, respectively, of outstanding shares as of the end of each fiscal period.
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
     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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

     For purposes of estimating the fair value of stock options granted during the nine months ended June 25, 2006 using the binomial model, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model, consistent with the guidance in FAS 123R and SAB 107. We utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. The weighted-average volatility assumption was 30.3% for the nine months ended June 25, 2006, which if increased to 35%, would increase the weighted-average estimated fair value of stock options granted during the nine months ended June 25, 2006 by $1.25 per share, or 8%. The volatility percentage assumed in the nine months ended June 25, 2006 was based on the implied volatility of traded options, as compared to the blend of implied and historical volatility data used in prior years. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant. The weighted-average risk-free interest rate assumption was 4.5% for the nine months ended June 25, 2006, which if increased to 5%, would increase the weighted-average estimated fair value of stock options granted during the nine months ended June 25, 2006 by $0.23 per share, or 1%.
     We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts. The dividend yield assumption was 1.0% for the nine months ended June 25, 2006, which if decreased to 0.5%, would increase the weighted-average estimated fair value of stock options granted during the nine months ended June 25, 2006 by $0.64 per share, or 4%. Dividends and/or increases or decreases in dividend payments are subject to board approval as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information. The weighted-average post-vesting forfeiture rate assumption was 6.0% for the nine months ended June 25, 2006, which if decreased to 3.1%, would increase the weighted-average estimated fair value of stock options granted during the nine months ended June 25, 2006 by $0.48 per share, or 3%.
     The suboptimal exercise factor is estimated using historical option exercise information. The weighted-average suboptimal exercise factor assumption was 1.7 for the nine months ended June 25, 2006, which if increased to 1.8, would increase the weighted-average estimated fair value of stock options granted during the nine months ended June 25, 2006 by $0.35 per share, or 2%.
Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005
     Revenues. Total revenues for the third quarter of fiscal 2006 were $1.95 billion, compared to $1.36 billion for the third quarter of fiscal 2005.
     Revenues from sales of equipment and services for the third quarter of fiscal 2006 were $1.24 billion, compared to $882 million for the third quarter of fiscal 2005. Revenues from sales of integrated circuit products increased $360 million, resulting primarily from an increase of $437 million related to higher unit shipments of primarily MSM and accompanying RF integrated circuits, partially offset by a decrease of $74 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the third quarter of fiscal 2006 were $711 million, compared to $476 million for the third quarter of fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $226 million increase in royalties reported to QTL by our external licensees, resulting from the impact of the expiration of one of our royalty sharing obligations and an increase in sales of CDMA-based products by licensees, partially offset by lower average selling prices.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2006 was $559 million, compared to $389 million for the third quarter of fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 45% for the third quarter of fiscal 2006, compared to 44% for the third quarter of fiscal 2005. The decline in margin percentage in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to the effect of $10 million in share-based compensation during the third quarter of fiscal 2006 as a result of the adoption of FAS 123R during fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the third quarter of fiscal 2006, research and development expenses were $395 million or 20% of revenues, compared to $259 million or 19% of revenues for the third quarter of fiscal 2005. Research and development expenses for the third quarter of fiscal 2006 included share-based compensation of $56 million as a result of the adoption of FAS 123R during fiscal 2006. The increase in research and development expenses as a percentage of revenue was primarily attributable to the share-based compensation. The dollar increase was also attributable to a $75 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000, 1xEV-DO, EV-DO Revision A,WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
     Selling, General and Administrative Expenses. For the third quarter of fiscal 2006, selling, general and administrative expenses were $293 million or 15% of revenues, compared to $150 million or 11% of revenues for the third quarter of fiscal 2005. Selling, general and administrative expenses for the third quarter of fiscal 2006 included share-based compensation of $60 million as a result of the adoption of FAS 123R during fiscal 2006. The percentage increase was primarily attributable to the share-based compensation. The dollar increase was also attributable to a $29 million increase in legal fees and a $28 million increase in employee related expenses.
     Net Investment Income. Net investment income was $120 million for the third quarter of fiscal 2006, compared to $126 million for the third quarter of fiscal 2005. The net decrease was primarily comprised as follows (in millions):

	Three Months Ended
	June 25,	June 26,
	2006	2005	Change
Interest and dividend income:
Corporate and other segments	$117	$68	$49
QSI	3	2	1
Interest expense	(1)	(2)	1
Net realized gains on investments:
Corporate	22	28	(6)
QSI	12	46	(34)
Other-than-temporary losses on investments	(9)	(1)	(8)
Losses on derivative instruments	(24)	(8)	(16)
Equity in losses of investees	—	(7)	7

	$120	$126	$(6)

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on QSI investments in the third quarter of fiscal 2005 resulted primarily from a $48 million gain on our minority investment in a wireless publisher. Losses on derivative instruments in the third quarter of both fiscal 2006 and 2005 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees in the third quarter of fiscal 2005 resulted primarily from the effect of investment losses recognized by Inquam in the third quarter of fiscal 2005, of which our share was $7 million.
     Income Tax Expense. Income tax expense was $181 million for the third quarter of fiscal 2006, compared to $126 million for the third quarter of fiscal 2005. The annual effective tax rate is estimated to be 22% for fiscal 2006, compared to the annual effective tax rate of 24% for fiscal 2005. The 18% effective tax rate in the third quarter of fiscal 2005 was the result of a decrease in the estimated effective tax rate for fiscal 2005 from 24% in the second quarter to 22% in the third quarter.

     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 1% related to research and development tax credits and 1% related to an increase in the forecast of our ability to use capital loss carryforwards, partially offset by state taxes of approximately 3%.
     As of June 25, 2006, we had a valuation allowance of approximately $30 million on previously incurred capital losses. We also had a valuation allowance of $13 million related to foreign tax credits and $7 million related to foreign net operating loss carryforwards that are expected to expire unutilized. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005
     Revenues. Total revenues for the first nine months of fiscal 2006 were $5.53 billion, compared to $4.11 billion for the first nine months of fiscal 2005. Revenues from three customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our total consolidated revenues for the period) comprised approximately 39% of total consolidated revenues in the first nine months of both fiscal 2006 and 2005.
     Revenues from sales of equipment and services for the first nine months of fiscal 2006 were $3.51 billion, compared to $2.71 billion for the first nine months of fiscal 2005. Revenues from sales of integrated circuit products increased $770 million, resulting primarily from an increase of $1.01 billion related to higher unit shipments of primarily MSM and accompanying RF integrated circuits, partially offset by a decrease of $240 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the first nine months of fiscal 2006 were $2.02 billion, compared to $1.40 billion for the first nine months of fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $571 million increase in royalties reported to QTL by our external licensees, resulting from the impact of the expiration of one of our royalty sharing obligations and an increase in sales of CDMA-based products by licensees, partially offset by slightly lower average selling prices. Worldwide demand for CDMA-based products has increased primarily as a result of the growth in sales of WCDMA products into markets formerly dominated by GSM products.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2006 was $1.60 billion, compared to $1.20 billion for the first nine months of fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 45% for the first nine months of fiscal 2006, compared to 44% in the first nine months of fiscal 2005. The decline in margin percentage for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to the effect of $32 million in share-based compensation during the first nine months of fiscal 2006 as a result of the adoption of FAS 123R during fiscal 2006.
     Research and Development Expenses. For the first nine months of fiscal 2006, research and development expenses were $1.13 billion or 20% of revenues, compared to $740 million or 18% of revenues for the first nine months of fiscal 2005. Research and development expenses for the first nine months of fiscal 2006 included share-based compensation of $160 million as a result of the adoption of FAS 123R during fiscal 2006 and in-process research and development of $21 million resulting from acquisitions, both of which caused the increase in research and development expenses as a percentage of revenues. The dollar increase in research and development expenses also included a $191 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000, 1xEV-DO, EV-DO Revision A,WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology. We expect that research and development costs will continue to increase in fiscal 2006 as we continue our active support of CDMA-based technologies, products and network operations and other product initiatives.
     Selling, General and Administrative Expenses. For the first nine months of fiscal 2006, selling, general and administrative expenses were $795 million or 14% of revenues, compared to $452 million or 11% of revenues for the first nine months of fiscal 2005. Selling, general and administrative expenses for the first nine months of fiscal 2006 included share-based compensation of $176 million as a result of the adoption of FAS 123R during fiscal

2006. The percentage increase was attributable to share-based compensation. The dollar increase was also attributable to a $66 million increase in professional fees, primarily related to legal activities, and a $60 million increase in employee related expenses.
     Net Investment Income. Net investment income was $336 million for the first nine months of fiscal 2006, compared to $307 million for the first nine months of fiscal 2005. The net increase was primarily comprised as follows (in millions):

	Nine Months Ended
	June 25,	June 26,
	2006	2005	Change
Interest and dividend income:
Corporate and other segments	$309	$181	$128
QSI	3	3	—
Interest expense	(3)	(3)	—
Net realized gains on investments:
Corporate	76	68	8
QSI	18	98	(80)
Other-than-temporary losses on investments	(20)	(7)	(13)
Losses on derivative instruments	(17)	(9)	(8)
Equity in losses of investees	(30)	(24)	(6)

	$336	$307	$29

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of additional investments made in marketable equity securities and equity mutual funds in fiscal 2006, as compared to fiscal 2005. Net realized gains on QSI investments in the first nine months of fiscal 2005 resulted primarily from a $48 million gain on our minority investment in a wireless publisher and a $41 million gain on the sale of an equity investment in a wireless telecommunications company. Other-than-temporary losses on investments during the first nine months of fiscal 2006 related primarily to our corporate marketable securities resulting from the overall decline in market conditions. Losses on derivative instruments in the first nine months of both fiscal 2006 and 2005 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees increased in the first nine months of fiscal 2006 primarily due to the effect of investment losses recognized by a venture fund investee in the first nine months of fiscal 2006, of which our share was $11 million.
     Income Tax Expense. Income tax expense was $490 million for the first nine months of fiscal 2006, compared to $418 million for the first nine months of fiscal 2005. The annual effective tax rate is estimated to be 22% for fiscal 2006, compared to the annual effective tax rate of 24% for fiscal 2005. An effective tax rate of 21% was recorded in the first nine months of both fiscal 2006 and 2005. The decrease in the estimated annual rate for fiscal 2006 as compared to the fiscal 2005 rate is primarily the result of additional foreign earnings taxed at less than the United States federal statutory tax rate.
     The estimated annual effective tax rate for fiscal 2006 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 14% related to foreign earnings taxed at less than the United States federal rate, 1% related to research and development tax credits and 1% related to an increase in the forecast of our ability to use capital loss carryforwards, partially offset by state taxes of approximately 3%.
Our Segment Results for the Third Quarter of Fiscal 2006 Compared to the Third Quarter of Fiscal 2005
     The following should be read in conjunction with the third quarter financial results of fiscal 2006 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Segment Information.”
     QCT Segment. QCT revenues for the third quarter of fiscal 2006 were $1.13 billion, compared to $766 million for the third quarter of fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $1.10 billion for the third quarter of fiscal 2006, compared to $743 million for the third quarter of fiscal 2005. The increase in equipment and services revenue was primarily comprised of $437 million related to higher unit shipments, partially offset by a decrease of $74 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 55 million MSM integrated circuits were sold during the third quarter of fiscal 2006, compared to approximately 36 million for the third quarter of fiscal 2005.

     QCT’s earnings before taxes for the third quarter of fiscal 2006 were $303 million, compared to $186 million for the third quarter of fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 27% in the third quarter of fiscal 2006, compared to 24% in the third quarter of fiscal 2005. The improvement in operating margin percentage in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 is primarily due to a reduction in research and development expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for the third quarter of fiscal 2006 were $683 million, compared to $448 million for the third quarter of fiscal 2005. QTL’s earnings before taxes for the third quarter of fiscal 2006 were $619 million, compared to $407 million for the third quarter of fiscal 2005. QTL’s operating margin percentage was 90% in the third quarter of fiscal 2006, compared to 91% in the third quarter of fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $226 million increase in royalties reported to us by our external licensees, which were $627 million in the third quarter of fiscal 2006, compared to $401 million in the third quarter of fiscal 2005. In the third quarter of fiscal 2006, our licensees reported sales of CDMA-based products during the second quarter of fiscal 2006 of approximately 66 million units, compared to 43 million units reported in the third quarter of fiscal 2005 for sales during the second quarter of fiscal 2005. Revenues from amortized license fees were $13 million in the third quarter of fiscal 2006, compared to $18 million in the third quarter of fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for the third quarter of fiscal 2006 were $162 million, compared to $164 million for the third quarter of fiscal 2005. Revenues decreased primarily due to a decrease in QWBS and QGOV revenue of $9 million, partially offset by an increase in QIS revenue of $8 million. QWBS revenue decreased by $8 million primarily as a result of lower product shipments. QWBS shipped approximately 10,700 satellite-based systems and 5,500 terrestrial-based systems during the third quarter of fiscal 2006, compared to approximately 13,800 satellite-based systems and 19,600 terrestrial-based systems in the third quarter of fiscal 2005. The increase in QIS revenue is primarily attributable to a $7 million increase in fees related to our expanded BREW customer base and products.
     QWI’s earnings before taxes for the third quarter of fiscal 2006 were $19 million, compared to $12 million for the third quarter of fiscal 2005. QWI’s operating margin percentage was 10% in the third quarter of fiscal 2006, compared to 7% in the third quarter of fiscal 2005. The increases in QWI’s earnings before taxes and operating margin percentage were primarily due to an $8 million increase in QIS gross margin largely resulting from the increase in revenues related to our expanded BREW customer base and products.
     QSI Segment. QSI’s losses before taxes for the third quarter of fiscal 2006 were $26 million, compared to earnings before taxes of $30 million for the third quarter of fiscal 2005. QSI’s losses before taxes included a $15 million increase in our MediaFLO USA subsidiary’s operating expenses. During the third quarter of fiscal 2006, QSI recorded $12 million in realized gains on marketable securities and other investments, compared to $46 million for the third quarter of fiscal 2005. Equity in losses of investees during the third quarter of fiscal 2005 was $7 million, primarily related to our investment in Inquam. Beginning in the second quarter of fiscal 2006, we no longer apply the equity method of accounting to our investment in Inquam as a result of its restructuring.
Our Segment Results for the First Nine Months of Fiscal 2006 Compared to the First Nine Months of Fiscal 2005
     The following should be read in conjunction with the first nine months financial results of fiscal 2006 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”
     QCT Segment. QCT revenues for the first nine months of fiscal 2006 were $3.18 billion, compared to $2.38 billion for the first nine months of fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $3.09 billion for the first nine months of fiscal 2006, compared to $2.32 billion for the first nine months of fiscal 2005. The increase in equipment and services revenue was primarily comprised of $1.01 billion related to higher unit shipments, partially offset by a decrease of $240 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 151 million MSM integrated circuits were sold during the first nine months of fiscal 2006, compared to approximately 111 million for the first nine months of fiscal 2005.

     QCT’s earnings before taxes for the first nine months of fiscal 2006 were $855 million, compared to $586 million for the first nine months of fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 27% in the first nine months of fiscal 2006, compared to 25% in the first nine months of fiscal 2005. The improvement in operating margin percentage in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 is primarily due to a reduction in research and development expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for the first nine months of fiscal 2006 were $1.93 billion, compared to $1.34 billion for the first nine months of fiscal 2005. QTL’s earnings before taxes for the first nine months of fiscal 2006 were $1.76 billion, compared to $1.21 billion for the first nine months of fiscal 2005. QTL’s operating margin percentage was 91% in the first nine months of fiscal 2006, compared to 90% in the first nine months of fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $571 million increase in royalties reported to us by our external licensees, which were $1.77 billion in the first nine months of fiscal 2006, compared to $1.20 billion in the first nine months of fiscal 2005. Revenues from amortized license fees were $36 million in the first nine months of fiscal 2006, compared to $52 million in the first nine months of fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for the first nine months of fiscal 2006 were $491 million, compared to $473 million for the first nine months of fiscal 2005. Revenues increased primarily due to a $23 million increase in QIS revenue, partially offset by a decrease in QWBS revenue of $10 million. The increase in QIS revenue was primarily attributable to a $21 million increase in fees related to our expanded BREW customer base and products. The decrease in QWBS revenue is primarily attributable to a $21 million decrease in equipment revenues, including a $15 million decrease in amortization of deferred revenues related to historical equipment sales, partially offset by a $10 million increase in messaging revenue. QWBS shipped approximately 30,700 satellite-based systems and 28,600 terrestrial-based systems during the first nine months of fiscal 2006, compared to approximately 35,800 satellite-based systems and 45,000 terrestrial-based systems in the first nine months of fiscal 2005.
     QWI’s earnings before taxes for the first nine months of fiscal 2006 were $52 million, compared to $37 million for the first nine months of fiscal 2005. QWI’s operating margin percentage was 10% in the first nine months of fiscal 2006, compared to 7% in the first nine months of fiscal 2005. The increase in QWI’s earnings before taxes was primarily due to a $26 million increase in QIS gross margin, largely resulting from the increase in revenues related to our expanded BREW customer base and products. The increase in QWI’s operating margin percentage was primarily attributable to the increase in QIS gross margin, partially offset by the effect of an $11 million increase in QWI research and development and selling, general and administrative expenses.
     QSI Segment. QSI’s losses before taxes for the first nine months of fiscal 2006 were $110 million, compared to earnings before taxes of $37 million for the first nine months of fiscal 2005. QSI’s losses before taxes included a $44 million increase in our MediaFLO USA subsidiary’s operating expenses. During the first nine months of fiscal 2006, QSI recorded $18 million in realized gains on marketable securities and other investments, compared to $98 million for the first nine months of fiscal 2005. Equity in losses of investees increased by $6 million primarily due to the effect of investment losses recognized by a venture fund investee in the first nine months of fiscal 2006, of which our share was $11 million.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $9.5 billion at June 25, 2006, an increase of $797 million from September 25, 2005. Cash provided by operating activities was $2.3 billion during the nine months ended June 25, 2006, compared to $1.7 billion during the nine months ended June 25, 2005. The increase was primarily attributable to higher net income (net of non-cash share-based compensation expense) in the nine months ended June 25, 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $623 million during the nine months ended June 25, 2006, compared to $236 million during the nine months ended June 26, 2005.
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. During the three and nine months ended June 25, 2006, we repurchased and retired 26,359,000 shares of common stock for $1.2 billion. From June 26, 2006 to June 28, 2006, we repurchased and retired an additional 5,641,000 shares of common stock for $238 million. In connection with this stock repurchase program, we have four put options outstanding, with expiration dates from August 2006 to November 2006 that may require us to repurchase 4,000,000 shares of our common stock upon exercise for $182 million (net of the put option premiums received). Any shares repurchased upon exercise of the put options will be retired. At July 19, 2006, $916 million remains authorized for repurchases under our stock repurchase program. We will continue to actively evaluate repurchases under this program.
     We announced and paid dividends totaling $500 million, or $0.30 per share, during the nine months ended June 25, 2006. On July 7, 2006, we announced a cash dividend of $0.12 per share on our common stock, payable on September 22, 2006 to stockholders of record as of August 25, 2006. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased by 22% during the third quarter of fiscal 2006. Days sales outstanding, on a consolidated basis, were 31 days at June 25, 2006, compared to 27 days at March 26, 2006. The increases in accounts receivable and days sales outstanding were primarily due to the contractual timing of cash receipts for royalty receivables, some of which are due semi-annually. We started construction of two facilities in San Diego, California in fiscal 2003, totaling approximately one million additional square feet, to meet the requirements projected in our business plan. The remaining cost of these new facilities is expected to be approximately $46 million through fiscal 2007.
     On January 18, 2006, we completed our acquisition of Flarion, a developer of OFDMA technology, for approximately $613 million in consideration, including approximately $229 million in cash. Upon achievement of certain agreed upon milestones during the third quarter of fiscal 2006, we incurred additional aggregate consideration of $197 million, including approximately $185 million in cash (of which $75 million will be payable in July 2007).
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
     Additional information regarding our financial commitments at June 25, 2006 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Commitments and Contingencies.”

Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
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
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although the acquisition of Flarion brings us an additional and very strong portfolio of issued and pending patents related to OFDMA technology, and, prior to the acquisition, we had hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio.
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
Our three largest customers as of June 25, 2006, accounted for 39% of consolidated revenues in the first nine months of both fiscal 2006 and 2005, respectively, and 39% and 40% of consolidated revenues in fiscal 2005 and 2004, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.

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
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp., which in part expires on April 9, 2007. While the parties have been in discussions to conclude an extension or a new license agreement beyond that time period, there is no certainty as to when we will be able to conclude an agreement or the terms of any such agreement. There is also a possibility that the parties will not be able to conclude a new or extended agreement by April 2007. In that event after April 9, 2007, unless and until the existing agreement is extended or a new agreement is concluded, Nokia’s right to sell subscriber products under most of our patents (including many that we have declared as essential to the CDMA, WCDMA and other standards) and therefore Nokia’s obligation to pay royalties to us will both cease under the terms of the current agreement, and our rights to sell integrated circuits under Nokia’s patents will likewise cease under the terms of the current agreement. Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the applicable patents of another company would be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including damages for past unlicensed sales in the form of lost profits or a reasonable royalty, and damages can be trebled for willful infringement.
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
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 130 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of, and have succeeded in, licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable royalty provisions, a small number of companies have now initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission during the fourth calendar quarter of 2005 and the Korean Fair Trade Commission during June 2006, and (iv) behind the scenes lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.

     We were notified by the Competition Directorate of the European Commission (EC) that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints and have submitted a response. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that two U.S. companies (Texas Instruments and Broadcom) and two Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korean Fair Trade Commission alleging that QUALCOMM’s business practices are, in some way, a violation of Korean anti-trust regulations. While we have not seen these complaints, we believe that none of our business practices violate the legal requirements of Korean competition law. However, any resulting investigation in Korea could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our revenues and/or earnings.
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and long-standing license agreements with more than 130 licensees including many of the world’s foremost wireless equipment manufacturers, we believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
We depend upon a limited number of third party suppliers to manufacture component parts, subassemblies and finished goods for our products. If these third party suppliers do not allocate adequate manufacturing capacity in their facilities to manufacture products on our behalf, or if there are any disruptions in the operations of, or the loss of, any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenue, increase our cost of sales and harm our business.
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.
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
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers in the past and may experience it in the future. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demand. While we were able to alleviate these supply constraints and improve the supply and delivery of integrated circuits by working with our existing suppliers to increase available manufacturing capacity, and by increasing and extending our firm orders to our suppliers, there can be no assurance that we will not experience supply constraints in the future, which could result in our failure to meet demand.
     Some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on a sole-source vendor primarily occurs during the start-up phase of a new product. Once a product reaches a significant volume level, our goal is to establish alternate suppliers for technologies that we consider critical. Our reliance on sole or limited-source vendors involves significant risks. These risks include possible shortages of manufacturing capacity, poor product performance and reduced controls over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 87% and 81% in the first nine months of fiscal 2006 and 2005, respectively, and 82% and 79% in fiscal 2005 and 2004, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	changes in legal or regulatory requirements, including regulations governing the materials used in our products;

•	legal or regulatory limitations on the spectrum available for the deployment of CDMA-based technologies;

•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	recessions in economies outside the United States;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	fluctuations in currency exchange rates;

•	inflation and deflation;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices and loans.
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or be enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first nine months of fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, compared to 68% during the first nine months of fiscal 2005. During fiscal 2005, 69% of our revenues were from customers and licensees based in these countries, as compared to 68% during fiscal 2004. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
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
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects that could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.
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
     Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on phone inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services; and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions causing a downturn in the market for our products or technology, and in turn affecting the timing of customer orders or causing cancellations or rescheduling of orders, could also adversely affect our operating results. Moreover, our customers may change delivery schedules, cancel, or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.
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
     These factors affecting our future operating results are difficult to forecast and could harm our quarterly or annual operating results. If our operating results fail to meet the financial guidance we provide to investors, or the expectations of investment analysts or investors in any period, securities class action litigation could be brought against us and/or the market price of our common stock could decline.
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
     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the assumptions used for option expensing and the related valuation models used to determine such expense.
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO, and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our iMoD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations.

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
     On September 26, 2005, we adopted the revised statement of Financial Accounting Standards No. FAS 123 (FAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.
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
     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access un-trusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability along with the associated impacts on reputation and demand. Although we believe our product liability insurance will be adequate to protect against product liability claims, we cannot assure you that we will be able to continue to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. Furthermore, not all losses associated with alleged product failure are insurable. In addition, a product liability claim or recall, whether against our licensees, customers, or us could harm our reputation and result in decreased demand for our products.

The high amount of capital required to obtain radio frequency licenses, deploy, and expand wireless networks could slow the growth of the wireless communications industry and adversely affect our business.
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
     At July 19, 2006, we have remaining authority to repurchase up to $0.9 billion of our common stock. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock.
     As part of our stock repurchase program, we may sell put options or engage in structured derivative transactions to reduce the cost of repurchasing stock. In the event of a significant and unexpected drop in stock price, these arrangements may require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such overpayments may have an adverse effect on the effectiveness of our overall stock repurchase program and may lose value for our stockholders.
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
     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, using long-term vesting, encourage employees to remain with us. To the extent that new regulations make it less attractive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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
     Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation might also be harmed. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased reduced coverage at substantially higher cost than in the past. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2005 Annual Report on Form 10-K. At June 25, 2006, there have been no other material changes to the market risks described at September 25, 2005 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. The following table provides information about our financial instruments that are sensitive to changes in interest rates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single		Fair
June 25, 2006:	of 2006	2007	2008	2009	2010	Thereafter	Maturity	Total	Value

Fixed interest-bearing securities:
Cash and cash equivalents	$646	$—	$—	$—	$—	$—	$—	$646	$646
Interest rate	5.0%
Held-to-maturity securities	$30	$—	$—	$—	$—	$—	$—	$30	$30
Interest rate	1.5%
Available-for-sale securities:
Investment grade	$1,247	$1,685	$299	$58	$35	$20	$155	$3,499	$3,499
Interest rate	4.8%	4.8%	4.2%	4.9%	5.0%	6.1%	4.2%
Non-investment grade	$1	$2	$15	$39	$30	$396	$—	$483	$483
Interest rate	6.1%	6.8%	6.2%	6.8%	7.7%	7.9%
Floating interest-bearing securities:
Cash and cash equivalents	$387	$—	$—	$—	$—	$—	$—	$387	$387
Interest rate	5.1%
Held-to-maturity securities	$30	$—	$—	$—	$—	$—	$—	$30	$30
Interest rate	2.5%
Available-for-sale securities:
Investment grade	$72	$198	$157	$147	$58	$85	$401	$1,118	$1,118
Interest rate	4.9%	4.9%	5.2%	5.2%	5.2%	5.4%	5.1%
Non-investment grade	$1	$9	$15	$10	$23	$263	$430	$751	$751
Interest rate	8.6%	6.1%	6.7%	6.4%	6.4%	6.9%	6.8%
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.3 billion at June 25, 2006 from $1.2 billion at September 25, 2005. The recorded value of equity mutual fund shares increased to $1.1 billion at June 25, 2006 from $293 million at September 25, 2005. Our diversified investments in specific companies and industry segments may vary over time, and changes in concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at June 25, 2006 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $241 million.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At June 25, 2006, we had four put options outstanding, which have expiration dates ranging from August 2006 to November 2006 that may require us to repurchase 4,000,000 shares of our common stock upon exercise for $182 million (net of the option premiums received). The put option liabilities, with a fair value of $35 million at June 25, 2006, were included in other current liabilities. If the fair value of our common stock at June 25, 2006 decreased by 10%, the amount required to physically settle the put options would exceed the fair value of the shares by $40 million, net of the $11 million in premiums received.

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
ITEM 1A. RISK FACTORS
     Pursuant to the transition guidance, provided by the staff of the Division of Corporation Finance, this item is not applicable to us since we have not had a fiscal year end after December 1, 2005. We have voluntarily provided updated Risk Factors at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities (in millions except share and per share data):

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans
	Shares Purchased	Per Share (1)	Programs (2)	or Programs (3)
March 27, 2006 to April 23, 2006	—	$—	—	$2,500

April 24, 2006 to May 21, 2006	—	$—	—	$2,500

May 22, 2006 to June 25, 2006	26,358,926	$44.18	26,358,926	$1,335

Total	26,358,926	$44.18	26,358,926	$1,335

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On November 7, 2005, the Company announced that it had authorized the expenditure of up to $2.5 billion to repurchase shares of the Company’s stock with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases.

(3)	The Approximate Dollar Value of Shares that May Yet Be Purchased has not been reduced by the net cost of $182 million (net of the premiums received) of 4,000,000 shares that may be repurchased related to put options the Company sold during the nine months ended June 25, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
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
Dated: July 19, 2006