Form 10-K
period 2006-09-24
QUALCOMM INC/DE
filed 2006-11-02
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number 0-19528
QUALCOMM Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-3685934
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5775 Morehouse Drive
San Diego, California	92121-1714
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 587-1121
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.0001 par value	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑           Accelerated Filer ☐       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2006 was $79,773,673,077.*
     The number of shares outstanding of the registrant’s common stock was 1,652,553,203 as of October 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 24, 2006.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 24, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 24, 2006
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, QUALCOMM CDMA University®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniVision™, OmniOne®, GlobalTRACS™, TrailerTRACS®, SensorTRACS®, TruckMAIL™, OmniExpress®, QConnect™, T2™, EutelTRACS™, QCT-®, MSM™, Secure MSM™, CMX™, CSM™, MSM6250™, MSM6275™, MSM6280™, MSM6500™, MSM6550™, MSM7200™, CSM6700™, CSM6800™, Wireless Reach™, DMMX™, HMMX™, gpsOne™, SnapTrack®, BREW®, BREW SDK®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, MediaFLO™, FLO™, QPoint™, FLASH-OFDM®, RadioRouter®, QConcert™, Qtunes™, Qtv™, Q3Dimension™, Qcamera™, Qcamcorder™, Qvideophone™, deliveryOne™, uiOne™, iMoD™, and QChat® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies & Ventures, QUALCOMM MediaFLO Technologies, QUALCOMM Flarion Technologies, QUALCOMM Global Development, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, ELATA, Iridigm, MediaFLO USA, Trigenix, Spike, SnapTrack are trade names of QUALCOMM Incorporated.
     cdmaOne® is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered trademark and certification mark of the Telecommunications Industry Association. Globalstar™ and Globalstar® are a trademark and service mark, respectively, of Globalstar, Inc. RentalMan® is a registered trademark of Wynne Systems, Inc.
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
     We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Each of the fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004 include 52 weeks.
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
     Because we led, and continue to lead, the development and commercialization of all versions of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, portions of which we license to other companies and implement in our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.
     There are several versions of CDMA technology recognized worldwide as public cellular standards. The first version, known as cdmaOne, is a second generation (2G) cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are popularly referred to as third generation (3G) technologies known commonly throughout the wireless industry as:
•	CDMA2000, including 1X, 1xEV-DO (EV-DO, or Evolution Data Optimized), EV-DO Revision A and EV-DO Revision B;

•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Download Packet Access (HSDPA) and High Speed Uplink Packet Access (HSUPA); and

•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex CDMA (TD-CDMA) and Time Division Synchronous-CDMA (TD-SCDMA).
     CDMA2000 and WCDMA are deployed today in commercial mobile phone networks (also known as wireless networks) throughout the world. In addition to increasing voice capacity, these 3G CDMA technologies enable greater data capacity at higher data rates. In the future, a broader range of multiple airlinks will be utilized depending on the spectrum availability and applications that will be offered by each operator. These include WCDMA upgrades beyond HSUPA (called HSPA+), CDMA2000 upgrades beyond 1xEV-DO Revisions A and B (called Ultra Mobile Broadband (UMB)), an Orthogonal Frequency Division Multiplexing Access (OFDMA)/CDMA upgrade path for ultra mobile broadband data rates using up to 20 MHz channels in new spectrum and other OFDMA-based air-interfaces.
     Our Revenues. We generate revenues by licensing portions of our intellectual property to other manufacturers of wireless products (such as wireless phones and the hardware required to establish and operate a wireless network). Revenues are generated through licensing fees and royalties on products sold by our licensees that incorporate our patented technologies. We also sell and license products and services, which include the following, all of which are described in greater detail below:
•	CDMA-based integrated circuits (also known as chips) and system software used in mobile phones (also known as subscriber units and handsets) and wireless networks;

•	Radio Frequency and Power Management chips used in wireless phones and sold in conjunction with our CDMA-based integrated circuits;

•	Messaging and other services and related equipment and software used by transportation and other companies to communicate with and track their equipment fleets;

•	Software products and services related to BREW (Binary Runtime Environment for Wireless), a package of products that enable software developers to create applications, or programs, wireless phone operators and wireless network operators (also known as mobile operators, mobile phone service providers, wireless phone operators or wireless operators) to deliver content to mobile phones. BREW also offers software products and services to increase the functionality and appeal of mobile phones, including uiOne for customized user interfaces for mobile phones, porting tools and technical assistance for device manufacturers, and the deliveryOne/marketOne suite of products which includes the Content Delivery System, the BREW Delivery System (BDS), and the uiOne Delivery System; and

•	Software and hardware development services.
     We sell network products based on OFDMA technology to mobile phone service providers. We also provide products and services to service providers and other customers of Globalstar, Inc., a company that operates a worldwide, low-Earth-orbit satellite-based telecommunications system. Our wholly-owned wireless multicast operator subsidiary, MediaFLO USA, Inc., expects to offer a nationwide network to deliver multimedia content to multiple wireless subscribers simultaneously. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States. We make strategic investments to promote the development of new CDMA products as well as the adoption of CDMA and other technologies by more mobile phone service providers.
     Our Engineering Resources. We have significant engineering resources, including engineers with substantial expertise in CDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to develop new versions and new technologies that use CDMA and other technologies, develop alternative technologies for certain specialized applications (including multicast), participate in the formulation of new wireless telecommunications standards and technologies and assist in deploying wireless voice and data communications networks around the world.

     Our Integrated Circuits Business. We develop and supply CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. Our integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the baseband Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices, as well as the system software which enables the other phone components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. These integrated circuits for wireless phones and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. Our infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless phone itself with improved product features, as well as the integration and performance of the network system. Our design of the system also allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and system software, including reference designs and tools, to many of the world’s leading wireless phone and infrastructure equipment manufacturers. We plan to add additional features and capabilities to our future integrated circuit products to help our customers reduce the costs and size of their products and to simplify our customers’ design processes. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for global roaming markets. In addition, we will continue to provide high quality support to enable our customers to reduce the time required to design their products and bring their products to market faster.
     Our Phone Software and Related Services Business. We provide our BREW (Binary Runtime Environment for Wireless) products and services to support the development of over-the-air wireless applications and services. We provide BREW to wireless network operators, handset manufacturers and software developers. The BREW products and services include the BREW software development kit (SDK) for developers; the BREW applications platform (i.e. software programs) and interface tools for device manufacturers; and the uiOne customized user interface product and services and the deliveryOne Content Distribution System to wireless operators to enable the distribution of content and applications to the market, while also providing the settlement of the billing and payment process. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new software application for wireless communications. BREW leverages the capabilities available in integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory and maximizing system performance of the wireless phone itself. In addition to CDMA2000, BREW can be used on wireless phones and other devices that support other wireless technologies, such as GSM, General Packet Radio System (GPRS), Enhanced Data Rates for GSM Evolution (EDGE) and WCDMA. We also provide QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices, and QPoint, which enables operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
     Subscriber Growth. Based on reports by Wireless Intelligence, an independent source of wireless operator data, the wireless telecommunications industry continued to grow at a rapid pace during fiscal 2006, with worldwide wireless subscribers growing by more than 24% to reach approximately 2.5 billion as of September 2006. CDMA-based subscribers, including both 2G (cdmaOne) and 3G (CDMA2000, 1xEV-DO and WCDMA), represent approximately 17% of total worldwide wireless subscribers. In September 2006, Strategy Analytics, a global research and consulting firm, forecast that there will be approximately 3 billion mobile phone users, also referred to as subscribers, by the end of calendar year 2007 and that the figure will grow to more than 3.8 billion globally by the end of 2011.
     The CDMA Development Group (CDG) is an international consortium of companies that joined together to lead the adoption and evolution of cdmaOne and CDMA2000 wireless systems around the world. The CDG reports subscriber information which includes 2G cdmaOne as well as 3G CDMA2000 1X and CDMA2000 1xEV-DO

(collectively, CDMA2000). The CDG does not report WCDMA. According to the CDG, cdmaOne and CDMA2000 wireless networks have been commercially deployed in 76 countries around the world. As reported by the CDG, worldwide subscribers grew by 24% during the 12-month period ended June 2006, to more than 335 million, including approximately 275 million CDMA2000 1X subscribers, approximately 36 million CDMA2000 1xEV-DO subscribers and approximately 24 million cdmaOne subscribers. As of October 2006, over 1,460 different CDMA2000 devices have been introduced to the market, including over 350 1xEV-DO devices, according to public reports made available at www.cdg.org.
     As reported by the CDG, the North America market has nearly 116 million subscribers at June 2006, representing annual growth of 15%. In the Asian Pacific market, the largest and fastest-growing region for CDMA, operators added more than 26 million subscribers during the 12-month period ended June 2006, bringing the total number of cdmaOne and CDMA2000 subscribers in this region to nearly 143 million, an increase of 23% over the prior year. In January 2002, China Unicom launched its nationwide CDMA2000 network, and as of August 2006, China Unicom announced that it had approximately 35 million CDMA2000 subscribers. In Latin America and the Caribbean, the number of subscribers grew by 43% during the year ended June 2006, reaching more than 70 million cdmaOne and CDMA2000 subscribers through 47 commercial operators.
     Third Generation Technologies. The primary 3G standards commonly referred to throughout the wireless industry are CDMA2000, WCDMA and TDD, which includes TD-CDMA and TD-SCDMA.
     According to Wireless Intelligence as of September 2006:
•	3G subscribers to wireless operators’ services grew to approximately 402 million worldwide;

•	There are approximately 45 million 1xEV-DO subscribers, including over 14 million in South Korea and more than 16 million in the United States;

•	There are approximately 85 million WCDMA subscribers, including approximately 34 million in Japan with the remainder primarily located in Western Europe.
     As reported by the CDG as of October 2006:
•	CDMA2000 1X has been commercially deployed by more than 170 operators worldwide;

•	Within the CDMA2000 family, the higher speed CDMA2000 1xEV-DO has been commercially deployed by more than 50 operators worldwide;

•	In the United States, there are 26 operators that have commercially deployed CDMA2000 1X and 5 operators that have commercially deployed 1xEV-DO, making CDMA2000 the first 3G technology commercially available in North America.
     CDMA2000 1xEV-DO continues to evolve with EV-DO Revision A, Revision B and future enhancements, which will allow operators to introduce Voice over Internet Protocol (VoIP), multi-megabit-per-second speeds, multimedia and broadcast capabilities in the coming years.
     The first commercial deployment of WCDMA was in Japan in October 2001. WCDMA has been deployed by more than 122 operators worldwide, as reported by the Global mobile Suppliers Association (GSA), an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers, in its September 2006 reports. The WCDMA family includes HSDPA, part of 3rd Generation Partnership Project (3GPP) Release 5, which was first deployed commercially in December 2005 in the United States using our chipsets; as well as, HSUPA, part of 3GPP Release 6, which is in trial phase. We expect other future enhancements in future revisions of the 3GPP specifications will further increase performance capacity and data speeds. We expect many WCDMA operators to eventually upgrade their networks to HSDPA. More than 65 operators have launched commercial HSDPA networks, as reported by GSA in October 2006. Another 3G technology, TD-SCDMA, is being considered for launch in China along with WCDMA and CDMA2000.
     Our Asset Tracking and Messaging Business. We design, manufacture and sell equipment and provide satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies throughout parts of the world. These products permit our customers to track the location of their vehicles or other assets and to communicate with them en route. These products and services use commercially available satellite and wireless terrestrial-based networks to permit this communication. Our customers use these products to communicate with drivers, monitor vehicle location and performance, and provide automated driver logs, fuel tax reporting, security and enhanced customer services. Our products, which collect and transmit this data, are also integrated with our customers’ operations software, such as dispatch, payroll and accounting, so our customers can better manage their information and operations. Using our asset tracking and messaging infrastructure, we also provide a managed wireless data service, QConnect, to other service providers. For example, we provide the QConnect service to CardioNet, a provider of outpatient cardiac telemetry technology services, where we manage the wireless data service connectivity between CardioNet mobile monitoring devices and the CardioNet Monitoring Center.
     Further Investments in New Products, Services and Technologies. We continue to invest heavily in research and development in a variety of ways, to grow our earnings and extend the market for our products and services.
     We continue to develop and commercialize third generation CDMA-based technologies, such as CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA and other future standards. These technologies support more efficient voice communications, broadband access to the Internet, multimedia services, delay sensitive applications (including Voice over Internet Protocol, video telephony, push-to-talk and multiplayer gaming) and other revenue-generating services, in turn accelerating the growth of CDMA. At the same time, we are working to fulfill the growing demand for affordable, voice-centric CDMA phones within the emerging entry-level market through various efforts including the introduction of Single Chip (SC) solutions, streamlined test and certification processes and the aggregation of device procurements. With regard to our 1xEV-DO technology, we have improved its value, performance and economics with EV-DO Revision A, which provides a number of enhancements, including greater spectral efficiency, faster reverse-link data rates, lower latency and optimized quality of service.
     We also continue to develop and commercialize multimode, multiband and multinetwork products that embody technologies such as GSM, GPRS, EDGE, Bluetooth, Wireless Fidelity (Wi-Fi), Universal Serial Bus (USB), Forward Link Only (FLO), Orthogonal Frequency Division Multiplexing (OFDM), Global System for Mobile Communications-Mobile Application Port (GSM-MAP), American National Standards Institute 41 (ANSI-41) and Internet Protocol-based (IP-based) core networks. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as BREW, Java, Windows Mobile, PalmOS and Linux.
     We continue to develop on our own, and with our partners, new innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. These products and features include BREW, uiOne, deliveryOne, OmniOne, gpsOne, QChat, Qtunes, QConcert, Qtv, Q3Dimension, Qcamera, Qcamcorder, Qvideophone, Secure MSM, compact media extension (CMX), mobile display digital interface (MDDI), next-generation voice codec (4GV), Platinum Multicasting and MediaFLO. At the same time, we are very active within many industry bodies, including 3rd Generation Partnership Project (3GPP), 3rd Generation Partnership Project 2 (3GPP2), Institute for Electrical and Electronic Engineers (IEEE) and Open Mobile Alliance (OMA), to ensure these innovations are (1) universally implemented to support economies of scale and (2) interoperable with existing and future mobile communication services to preserve ongoing investments.
     In particular, we continue to contribute to 3GPP2 and 3GPP standards to enable the next level of mobile broadband data services. 3GPP2 standards are evolving beyond EV-DO Revision A to offer much higher broadband data rates through Revision B and Revision C. Revision B enables CDMA operators to upgrade their networks through software upgrades to support transmissions to a single handset using multiple carriers to increase the data rates (in a 5 MHz bandwidth, more than three times the data rate). Revision C will enable an OFDMA/CDMA path for delivering ultra mobile broadband data rates using up to 20 MHz channels in new and vacant spectrum. In a system using 20 MHz bandwidths on both the uplink and downlink, uplink rates are greater than 50 Mbps and downlink rates are greater than 100 Mbps with two base station antennas and two handset antennas. With the same bandwidths and with four antennas at both the base station and handset, downlink rates greater than 200 Mpbs can be obtained. The data rates will be less with lower bandwidths. 3GPP standards are also evolving beyond current HSDPA and HSUPA through Release 7 and Release 8 to offer Evolved HSPA (High Speed Packet Access) or HSPA+ technologies to enable much higher broadband data rates. In parallel, 3GPP is also introducing an OFDMA-based air-interface through its Long Term Evolution (LTE) to deliver ultra mobile broadband data rates using channel bandwidths up to 20 MHz. These standards also enable end-to-end IP transport using advanced IP Multimedia Subsystem (IMS) platform to deliver voice (VoIP), multimedia and other broadband data services cost effectively. Our patented technologies, resulting from our strong investment in fundamental system research and development, have been and are expected to continue to play a significant role in each of these future standards.
     These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably, and introduce new revenue-generating broadband data services well ahead of their competition. CDMA network service providers also benefit from these innovations through increased numbers of subscribers, handset replacements and increased annual revenues per user.
     Wireless Local Area Networks (WLAN), such as Wi-Fi, are complementary to Wide Area Networks (WAN), such as CDMA2000 and WCDMA. They both provide affordable high-speed wireless access to the Internet. The limited coverage offered by Wi-Fi is well suited for private networks (e.g. enterprises, campuses and homes) and certain public “hot spots” (e.g. airports, conference halls and coffee shops) where data usage is expected to be high in a limited portable and stationary environment; whereas, 3G CDMA networks are ideally suited for geographically diverse voice and data coverage (e.g. cities, highways and neighborhoods) and in environments where public access to the Wi-Fi network is blocked due to a firewall (e.g. a client’s enterprise). We may incorporate this OFDM-based standard into our future multimode 3G CDMA chipsets as we continue to identify and integrate other complementary wireless technologies into our chipsets.
     We are also developing our MediaFLO Media Distribution System (MDS) and OFDM-based FLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as multicasting. As part of the standardization of FLO technology, the FLO Forum (www.floforum.org) was established in fiscal 2005. To date, more than 65 companies have joined the FLO Forum, including leaders from across the mobile content distribution industry. In 2005, the Telecommunications Industry Association (TIA) established a Committee to develop standards for Terrestrial Mobile Multimedia Multicast. In August 2006, TIA published the Standard Forward Link Only Air Interface Specification that was based upon the FLO Forum’s submissions, thus standardizing the lower layers of the FLO air interface.
     Our subsidiary, MediaFLO USA, Inc. (MediaFLO USA), plans to deploy and operate a nationwide multicast network based on our MDS and FLO technology. MediaFLO USA will use 700 megahertz (MHz) spectrum for which we hold licenses for a nationwide footprint to deliver high-quality video and audio programming to wireless subscribers in the United States. Additionally, MediaFLO USA plans to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. MediaFLO USA will require minimal access to third generation networks (CDMA or WCDMA) operated by our wireless operator customers for activities such as subscription management. We believe that the service provided by MediaFLO USA will serve to complement many of the wireless operators’ third generation network service offerings.
     MediaFLO USA continues to prepare for the launch of its commercial service. Its San Diego Broadcast Operation Center and Network Operations Center are currently operating, while construction of the initial phase of its network is nearing completion in several major markets. In addition to Verizon Wireless, which announced its intention to launch the MediaFLO USA service in early calendar 2007, MediaFLO USA is actively engaged in discussions with multiple domestic wireless operators on how they might utilize the MediaFLO USA service.
     Outside of the United States, we continue to see interest in FLO technology. In May 2006, we signed a nonbinding letter of intent with British Sky Broadcasting (BSkyB) to conduct the first technical trials of MediaFLO technology in the United Kingdom. The trial features 10 channels of BSkyB content and a small number of non-commercial devices provided by us. The BSkyB technical trial is the first of what we expect will be a number of FLO technology trials in Europe and other parts of the world. In Japan, we formed a joint venture with KDDI to explore the deployment of MediaFLO services, and Softbank (which acquired Vodafone KK) is setting up a new company called Mobile Media Planning Corp. to conduct a technical study of MediaFLO and plan a new service using MediaFLO technology.
     Consistent with our strategic approach over the past fifteen years, we intend to continue our active support of CDMA-based technologies, products and network operations to grow our royalty revenues and integrated circuit and software revenues. We also plan to continue to broadly grant royalty-bearing licenses to our patented technologies (including CDMA and OFDMA) and software applications under terms and conditions that are fair, reasonable and free from unfair discrimination. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities. For example, in fiscal 2006, we completed the acquisition of Flarion Technologies, Inc. (Flarion), a developer of OFDMA technology. Our acquisition of

Flarion is intended to broaden our ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative. The addition of Flarion’s engineering resources also supplements the resources that we have already dedicated over the years towards the development of OFDM/OFDMA technologies. Flarion’s intellectual property portfolio contributed significantly to our strong OFDM/OFDMA patent portfolio.
     We plan to continue to make strategic investments in start-up companies that we believe open new markets for our technology, support the design and introduction of new products or possess unique capabilities or technology. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income (expense). In some cases, we make strategic investments in early-stage companies, which require us to consolidate or record our equity in losses of those companies. These losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
     In addition, our Wireless Reach initiative empowers underserved communities through the use of 3G wireless technologies. The objective of this initiative is to strengthen economic and social development with a focus on education, governance, healthcare and public safety. Wireless Reach creates sustainable 3G projects through partnerships with non-government organizations, universities, government institutions, development agencies and other private sector companies.
Wireless Telecommunications Industry Overview
     The International Telecommunications Union (ITU) is a telecommunication standards setting organization that is recognized as an impartial, international organization within which governments and the private sector work together to advance the development of international standards for communications technology. The ITU’s standardization activities foster the growth of new technologies, such as mobile telephony, mobile broadcast and mobile Internet, as well as the emerging global information infrastructure, which handles a mix of voice, data and multimedia signals. The ITU develops internationally agreed-upon technical and operating standards to foster seamless interconnection of the world’s communication networks and their subsystems. As the world of telecommunications, information technology and media content distribution rapidly converge, the role of the ITU is to forge new recommendations that promote the interoperability of equipment and facilitate the development of advanced communication networks. The ITU identifies sound technical recommendations and develops them into internationally recognized ITU standards.
     The Telecommunications Industry Association (TIA) is a United States-based non-profit trade association serving the telecommunications technology industry. The TIA provides a forum for its member companies, which manufacture or supply the products and services used in global communications. Through its voluntary standards setting committees, the TIA facilitates the interoperability of new communications networks with the stated objective of working towards a competitive and innovative market environment. The TIA is a major contributor of voluntary industry standards that support global trade and commerce in communications products and systems.
     Standards Development Organizations (SDO), including, among others, TIA and Alliance for Telecommunications Industry Solutions (ATIS) in the United States, European Telecommunications Standards Institute (ETSI), Telecommunications Technology Association (TTA) in South Korea, Association of Radio Industries and Businesses (ARIB) in Japan, China Communications Standards Association (CCSA), and the Institute for Electrical and Electronic Engineers (IEEE), are non-profit voluntary standards, trade and professional associations that serve the telecommunications technology industry. Through their worldwide activities, these organizations work in conjunction with the ITU, to develop common specifications to facilitate global business development opportunities. They each provide a market-focused forum for their member companies, which manufacture or supply products and services used in global communications. They also facilitate the interoperability of new communications networks with a stated objective of working towards a competitive and innovative market environment. Each organization contributes voluntary industry standards that support global trade and commerce in communications products and systems.
     None of these organizations have the mission, ability or authority to enforce or protect intellectual property rights. Today, these organizations generally ask participating companies to declare whether they believe they hold patents essential for compliance with a particular standard and, if so, whether they are willing to license such patents on terms and conditions that are fair, reasonable and free from unfair discrimination (and, in some instances, whether the patent holder is willing to license royalty free).
     Usage of mobile phones and other types of wireless telecommunications equipment has increased dramatically in the past decade. According to forecasts made in September 2006 by Strategy Analytics, worldwide mobile subscribers are expected to reach approximately 3 billion by the end of 2007 and to exceed 3.8 billion in 2011, including approximately 3.1 billion unique users, equivalent to a penetration rate of 47%. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for the increasing demand for wireless voice services, including:
•	lower cost of wireless handsets, joined with an increasing selection of appealing mobile devices;

•	lower cost of service, including flat-rate and bundled long-distance calling plans;

•	prepaid services, particularly popular in developing countries;

•	an increasingly mobile workforce with increased need for wireless voice communications;

•	a consumer base that desires to be accessible, informed and entertained within a mobile environment;

•	increased coverage, roaming, privacy and call clarity of voice transmissions;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks; and

•	regulatory environments worldwide favoring increased competition in wireless telecommunications.
     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing broadband wireless access to the Internet, as well as multimedia entertainment, messaging, mobile commerce and position location services. These services have been aided by the development and commercialization of 3G wireless networks and 3G handsets which are capable of supporting higher data rates that incorporate an ever-increasing array of new features and functionality, such as assisted GPS-based position location, digital cameras with flash and zoom capabilities, internet browsers, email, interactive games, music and video downloads and software download capability (e.g. our BREW platform). In June 2006, the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that more than 1.9 billion people will be using mobile data services by 2010 and the revenue produced from these services will account for 23% of total service revenue worldwide. We believe the growing availability of 3G-enabled handsets capable of performing a wide variety of consumer and enterprise applications will accelerate the demand for many wireless data services on a global basis and thus lead to an increased replacement rate of mobile devices to those using our technologies and integrated circuits. Affordable wireless broadband data connectivity is important to the consumer and enterprise, and its demand will continue to drive the evolution of wireless standards.
     The adoption of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than a decade and a half ago, the European Community developed regulations requiring the use of a telecommunication standard known as Global System for Mobile Communications, commonly referred to as GSM, a TDMA-based technology. According to Wireless Intelligence, the use of this second generation wireless standard has spread throughout the world and is currently the basis for approximately 80% of the digital mobile communications in use. With the deployment of WCDMA, a third generation CDMA-based technology, by GSM operators, many of the current 2 billion GSM subscribers will upgrade to third generation wireless services to enjoy the added features and functionality available with 3G systems.
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
     Some of the advantages of CDMA technology over both analog and TDMA- and GSM-based technologies include increased network capacity, network flexibility, compatibility with Internet protocols, higher capacity for data and faster access to data (Internet), higher data throughput rates and easier transition to 3G networks. GSM has the benefits of roaming due to its wider worldwide deployment, and, for the near term, lower priced low-end handsets.
     A number of GSM operators deployed 2.5G mobile packet data technologies, such as GPRS and EDGE (Enhanced Data Rates for GSM Evolution) in areas serviced by GSM, as a bridging technology, while they waited for 3G WCDMA devices to become more readily available and affordable so they can justify the expense of upgrading their GSM system to provide WCDMA service. In some regions of the world, regulatory restrictions prevent deploying WCDMA in the lower frequency bands used by GSM, thus requiring more cell sites for WCDMA to provide coverage. As a result, in less dense areas, some operators have not deployed WCDMA. From a technological perspective, we do not believe that GPRS and EDGE effectively compete with 3G CDMA-based packet data services, either on a cost per bit or transmitted performance basis.
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
     The three IMT-2000 CDMA radio interfaces are:
(1)	CDMA Multicarrier (MC). This is also called MC-CDMA and CDMA2000. It includes CDMA2000 1X, 1xEV-DO (EV-DO), and 1xEV-DV;

(2)	CDMA Direct Spread (DS). This is also called WCDMA (Wideband CDMA) and UTRA-FDD (Universal Terrestrial Radio-Access Frequency Division Duplex).

(3)	CDMA TDD. There are two versions of CDMA TDD: TD-CDMA, also known as UTRA-TDD (Time Division Duplex), and TD-SCDMA. Effectively TD-CDMA and TD-SCDMA are different radio interfaces, but are classified as one by the ITU.
     There are two IMT-2000 radio interfaces that are not based upon CDMA:
(4)	TDMA Single Carrier. This is also called Universal Wireless Communication-136 (UWC-136). The main parts are based upon the TIA/EIA-136 standard for TDMA and EDGE.

(5)	FDMA/TDMA. This is also called Digital Enhanced Cordless Telephone (DECT).
     The two current commercial versions of CDMA2000 are: CDMA2000 1X and 1xEV-DO. These versions use a pair of 1.25 MHz channels to provide both voice and high-speed wireless data communications. CDMA2000 1X/1xEV-DO utilizes the same standard channel bandwidth as existing cdmaOne systems and, as a result, is compatible with wireless telecommunications operators’ existing network equipment, making the migration to 3G simple and affordable. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Position location technology, accomplished through a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites, enables CDMA system operators to meet the Federal Communications Commission (FCC) mandate requiring wireless operators to implement enhanced 911 (E911) wireless emergency location services and offer other commercial location-based services. In the future, updates of CDMA2000 1X and 1xEV-DO are expected to further increase performance. Other enhancements, such as multicast services, higher-resolution displays, longer battery life, push-to-talk services and Voice over Internet Protocol are becoming available to improve the user experience and operator profitability. The price differential between low-end third generation CDMA2000 handsets and GSM handsets is diminishing.
     Commercial deployment of CDMA2000 1X began in South Korea in October 2000. CDMA2000 1xEV-DO was first commercially launched in January 2002 with SKT’s high-speed mobile multimedia and broadcast service called “June,” and KTF also launched 1xEV-DO later the same year. Other prominent carriers, such as Verizon Wireless and Sprint Nextel in the United States, KDDI in Japan, VIVO in Brazil and Telecom New Zealand, have deployed 1xEV-DO network equipment in numerous markets and are expanding coverage nationwide. CDMA2000 1xEV-DO subscribers are expected to continue to grow as more operators begin to offer the service and the cost of providing the wireless broadband service becomes more affordable and attractive through lower cost handsets, additional network enhancements, the embedding of the technology into laptops and increased competition between operators. Currently, major laptop computer companies, including Lenovo, Dell, HP, Toshiba and Panasonic, have products incorporating 1xEV-DO technology.
     The European Community and Cingular, a United States carrier, have focused primarily on the UTRA-FDD radio interface of the IMT-2000 standard, known as WCDMA, which is based on our underlying CDMA technology and incorporates many of our patented inventions (as are all of the CDMA radio interfaces of the IMT-2000 Standard). The majority of the world’s leading wireless phone and infrastructure manufacturers (more than 70) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology. This includes the following major wireless equipment suppliers: Agilent, Alcatel, BenQ, Ericsson, Fujitsu, Hitachi, Kyocera, LG Electronics, Lucent, Panasonic, Mitsubishi, Motorola, Pantech & Curitel, NEC, Nokia, Nortel, Novatel Wireless, Samsung, Sanyo, Sharp, Siemens, Sierra Wireless and Toshiba, among others. We expect significant growth in the WCDMA subscriber base over the next five years, driven by Japan (led by NTT DoCoMo), Europe, China and the United States (led by Cingular); thus, we have allocated a significant amount of engineering, production and business resources to support this large growth opportunity.
     The three ITU 3G CDMA radio interfaces are all based on the underlying core principles of CDMA technology; however, the CDMA2000 mode enables a direct and more economical conversion for current cdmaOne networks. While the WCDMA wireless air interface does use CDMA technology for communications between the wireless device and the network, the infrastructure network has been specifically designed to be compatible with the GSM network, which is why it is expected that most GSM operators will migrate to WCDMA rather than to CDMA2000. We will continue to develop integrated circuits for CDMA2000 and WCDMA and expect to develop integrated circuits for all 3G versions based on CDMA when commercially worthwhile. In addition, our intellectual property rights include a valuable patent portfolio that includes patents essential to implementation of each of the 3G CDMA alternative standards and patents that are useful for commercially successful product implementations. Generally, we have licensed substantially all of our patents to our CDMA licensees. Under each of our existing license agreements covering multiple CDMA standards, the royalty rate paid to us for sales of licensed 3G CDMA (regardless of whether it is CDMA2000, WCDMA, TD-CDMA or TD-SCDMA) subscriber products is no less than the rate that such licensee pays for its licensed second generation cdmaOne subscriber products.
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
Operating Segments
     Consolidated revenues from international customers as a percentage of total revenues were 87%, 82% and 79% in fiscal 2006, 2005 and 2004, respectively. During fiscal 2006, 32%, 21% and 17% of our revenue was from customers and licensees based in South Korea, Japan and China, respectively, as compared to 37%, 21% and 11% during fiscal 2005, respectively, and 43%, 18% and 7% during fiscal 2004, respectively.
     Risks related to our conducting business with customers and licensees outside of the United States are described in Risk Factors – “We, and our licensees, are subject to the risks of conducting business outside of the United States.” Additional information regarding our operating segments is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”
QUALCOMM CDMA Technologies Segment (QCT)
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time-to-market. QCT products are sold to many of the world’s leading wireless handset, data card and infrastructure manufacturers. In fiscal 2006, QCT shipped approximately 207 million MSM integrated circuits for CDMA wireless devices worldwide. QCT revenues comprised 58%, 58% and 64% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Three customers, LG Electronics, Motorola Inc. and Samsung Electronics Company, constitute a significant portion of QCT’s revenues.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. Die, cut from silicon wafers, are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. We also employ a two-stage manufacturing business model in which we purchase completed die directly from semiconductor manufacturing foundries and directly manage and contract with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). IBM, Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics are the primary foundry suppliers for our family of baseband integrated circuits. Atmel, Freescale (formerly Motorola Semiconductor) and IBM are the primary foundry suppliers for our family of analog, radio frequency and power management integrated circuits. We continue to add foundry suppliers and have recently begun volume manufacturing with Chartered Semiconductor Manufacturing Ltd., Samsung Electronics Co., and Semiconductor Manufacturing International Corporation. Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     QCT’s integrated circuit products, including the MSM, RF and PM devices and system software enable phone manufacturers to design attractive, slim and feature-rich handsets for cdmaOne and 3G services with longer standby and talk times. These products also enable data card manufacturers to design modems that insert into laptop computers to facilitate access to the Internet via wireless networks. For wireless infrastructure manufacturers, QCT offers integrated circuits and system software that provide wireless standards-compliant processing of voice and data signals to and from wireless handsets. In addition to the key components in a wireless system, QCT provides our customers with system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT is also closely aligned with manufacturers and operators in product plans, design specifications and development timelines.
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
     Leveraging our expertise in CDMA, we have developed integrated circuits for manufacturers and operators deploying the WCDMA version of 3G. More than 30 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA and HSDPA for their devices. To support near-term commercial network roll-outs, we have also completed interoperability testing with global infrastructure providers representing wireless network operators worldwide using test devices based on our integrated circuit products.
     Our MSM integrated circuit products are offered on four distinct platforms (Value, Multimedia, Enhanced Multimedia and Convergence) in order to address specific market segments and offer products tailored to the needs of users in those various market segments. The Value Platform addresses entry-level markets and enables voice-centric and basic data wireless phones. The Value Platform includes our QUALCOMM Single Chip (QSC) product family, the industry’s first single-chip CDMA2000 1X products targeted at lowering overall handset costs and driving the broader adoption of high-speed data services in emerging markets. The first generation of QSC products, which includes the QSC6020, QSC6030 and QSC6040, are now shipping in volume. The second generation of QSC products, the QSC6055 and QSC6065, are expected to ship samples in the first quarter of fiscal 2007. The QSC1100 product is expected to ship samples in the second half of calendar year 2007.
     The Multimedia and Enhanced Multimedia Platforms are designed to facilitate the rapid adoption of high-speed wireless data applications. Features from the Multimedia and Enhanced Multimedia Platforms include support for multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics and advanced position-location capabilities. Our CDMA2000 Multimedia Platform MSM6500 and Enhanced Multimedia Platform MSM6550 integrated circuits have been widely adopted and used in numerous devices currently commercially available. WCDMA/HSDPA devices based on Multimedia Platform MSM6250 and Enhanced Multimedia Platform MSM6275 integrated circuits are also commercially available or currently in design. The MSM6275 was our first high performance HSDPA integrated circuit shipped to customers in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, we shipped samples of our second generation HSDPA integrated circuit, the MSM6280, which supports data speeds of up to 7.2 megabits per second to enable the deployment of advanced data and multimedia services among wireless subscribers worldwide. The MSM6280 integrated circuit also integrates advanced receiver technologies for increased data throughput and network capacity. In the second quarter of fiscal 2006, we also shipped samples of the industry’s first HSUPA chipset for wireless devices, the MSM7200. In addition to supporting HSUPA networks, the MSM7200 chipset also supports Multimedia Broadcast Multicast Service (MBMS).
     The Convergence Platform enables portable business, high-fidelity entertainment, interactive 3D gaming and other advanced multimedia, connectivity and position location applications which are easily integrated to enable the convenience of wireless devices and the next generation of wireless capabilities. With a dual-core architecture, the MSM7xxx-series of Convergence Platform chipsets is also capable of supporting third party operating systems, such as Windows Mobile. In the third quarter of fiscal 2006, we announced a collaboration with Microsoft to provide integrated support for Windows Mobile on the MSM7xxx-series products.
     Our Cell Site Modem (CSM) integrated circuit products are the primary integrated circuits in a wireless operator’s CDMA2000 base station equipment. EV-DO Revision A networks based on our CSM6800 product are beginning to launch around the world. The CSM6800 provides a seamless migration path to EV-DO Revision A, which enables feature-rich wireless multimedia services such as high-speed transfer of bandwidth-intensive files

(including high-quality pictures, video and music) and interactive 3D gaming, as well as multicasting services powered by our FLO technology. The CSM6700 product is compatible with IS-95 and EV-DO Revision A standards. We have not commercially sold a CSM integrated circuit product for WCDMA base station equipment.
     Our gpsOne position-location technology is in more than 200 million gpsOne-enabled handsets sold worldwide. Enabling a wide range of consumer and enterprise location-based services around the globe, gpsOne supports four modes of operation across a variety of terrains: Hybrid Mobile Station-Assisted GPS (Global Positioning System) enables a location fix whenever a call can be placed; Mobile Station-Assisted GPS provides extreme sensitivity to GPS signals across a broad range of environments; Mobile Station-Based GPS provides repetitive fix capabilities that are ideal for navigation, tracking and games; and Standalone GPS enables positioning in off-network scenarios. Compatible with all major air interfaces, the gpsOne technology is the industry’s only fully-integrated wireless baseband and GPS product, and has enabled CDMA system operators to cost-effectively meet the FCC’s E911 mandate.
     We also offer a broad portfolio of power management integrated circuits to provide optimized system performance for each MSM platform. In fiscal 2006, we announced and began to ship samples of the PM7500, a power management product which supports the advanced capabilities of our Convergence Platform chipsets. Our portfolio of PM integrated circuits delivers enhanced performance, time-to-market advantages and reduced power demands on wireless handsets when combined with MSM integrated circuits.
     In addition to our relationship with Phillips Semiconductor, Inc. announced in fiscal 2005, we announced a relationship in fiscal 2006 with Atheros Communications, Inc. to provide support for its wireless local area network (WLAN) module on select MSM integrated circuits. These MSM integrated circuits will offer connectivity to WLAN networks, as well as to existing wireless networks, and will feature compatibility with 802.11b and 802.11g protocols on both CDMA2000 and WCDMA networks.
     In fiscal 2006, we also announced the introduction of the Universal Broadcast Modem integrated circuit, which supports our FLO technology, as well as Digital Video Broadcasting-Handheld (DVB-H) and one-segment Integrated Services Digital Broadcasting-Terrestrial (ISDB-T), creating a common platform that handset manufacturers can leverage to address multiple standards. The Universal Broadcast Modem product will interface with integrated circuits from the Enhanced Multimedia and Convergence Platforms for both CDMA2000 and WCDMA networks, and we expect to ship samples in the second quarter of fiscal 2007.
QUALCOMM Technology Licensing Segment (QTL)
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA (including WiMax) standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 35%, 32% and 27% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.
QUALCOMM Wireless & Internet Segment (QWI)
     QWI revenues comprised 9%, 11% and 12% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. The three divisions aggregated into QWI are:
     QUALCOMM Internet Services (QIS). The QIS division provides technology to support and accelerate the growth of the wireless data market. The BREW (Binary Runtime Environment for Wireless) products and services facilitate the delivery of data services. BREW customers can benefit from several offerings which include: uiOne for rich, integrated user experiences with fast access to services on mobile phones; deliveryOne for differentiated and integrated, operator-managed support and delivery of advanced wireless data content and services; and marketOne for a quick-to-market, hosted, scalable content delivery service that includes media titles, flexible management and monetization, content provider settlement and business intelligence services. QIS offers this comprehensive set of BREW offerings to meet the distinct needs of companies delivering mobile products and services around the world. The BREW platform is part of a complete package of products for wireless applications development, device configuration, application distribution and billing and payment.

     KTF, a leading wireless phone operator in South Korea, launched the world’s first commercial BREW-enabled applications service in 2001. KTF’s BREW-enabled wireless data service runs on both CDMA2000 1X and 1xEV-DO high-speed data networks. Numerous other operators have since commercially launched BREW services, including Alltel, Midwest Cellular, Sprint Nextel, US Cellular and Verizon Wireless in the United States, KDDI in Japan, Telefonica in Colombia, VIVO in Brazil, Reliance and Tata in India, and China Unicom in China.
     In October 2006, we announced an agreement with Sprint for the continued development and use of our QChat product, a next-generation push-to-talk technology designed to deliver advanced walkie-talkie services optimized for EV-DO Revision A wireless networks, as well as interoperability with the Nextel National Network which uses Integrated Dispatch Enhance Network (iDen) technology. QChat enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of handset software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses Voice over Internet Protocol technologies, thereby sending voice information in digital form over Internet protocol-based data networks (including CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network.
     QUALCOMM Wireless Business Solutions (QWBS). The QWBS division provides satellite and terrestrial-based two-way data messaging and position reporting services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QWBS wirelessly enables businesses to assist in tracking and managing their assets through backend platforms and services which provide information to the businesses and their employees on a real-time basis. The satellite-based OmniTRACS mobile communications system was first introduced in the United States in 1988. Through September 2006, we have shipped approximately 609,000 satellite-based mobile communications systems (OmniTRACS, OmniVision, EutelTRACS and TruckMAIL) and approximately 125,000 terrestrial-based mobile communications systems (OmniExpress, T2 Untethered TrailerTRACS and GlobalTRACS), which currently operate in 40 countries. Message transmission and position tracking for the OmniTRACS, OmniVision and TruckMAIL systems are provided by use of leased Ku-band and C-band transponders on commercially available geostationary earth orbit satellites. The OmniExpress, T2 Untethered TrailerTRACS and GlobalTRACS systems use wireless digital and analog terrestrial networks for messaging transmission, and the GPS constellation for position tracking. These mobile communications systems help transportation companies, private fleets and construction equipment fleets improve the utilization of assets and increase efficiency and safety by improving communications between drivers, machines and dispatchers. System features include status updates, load and pick-up reports, position reports at regular intervals, and vehicle and driving performance information.
     In the United States and Mexico, we manufacture OmniTRACS, EutelTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS and GlobalTRACS mobile communications equipment, sell related software packages and provide ongoing messaging and maintenance services. We have sold OmniTRACS, OmniVision, TruckMAIL and OmniExpress systems for use by for-hire and private trucking fleets, service vans, marine vessels, trains, federal emergency vehicles, and for oil and gas pipeline control and monitoring sites. Our GlobalTRACS system is sold to the construction equipment industry, providing wireless access to equipment operating data and location, regardless of equipment type or manufacturer. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada.
     In fiscal 2006, we announced the availability of our integration of our GlobalTRACS equipment management system with the next generation of the RentalMan product, a third party enterprise resource planning application. The enhanced application further integrates telematics data from the GlobalTRACS platform with RentalMan’s improved business information capabilities. Further integration of GlobalTRACS data into the RentalMan application means that users can more easily access and use information about equipment hours, operational history, location, maintenance and administrative data provided by GlobalTRACS. Other new or enhanced functionalities of the application include the capacity to help rental companies capture off-rent revenue, provide more accurate and timely overtime billings and help validate rain day, holiday and downtime credits. The Data Visor business intelligence platform and the Critical Event Reporting service were also announced. The Data Visor business intelligence platform, initially designed for use with our SensorTRACS/400 services, improves fuel and driver management through pinpointing excess idling and identifying important business trends. The Critical Event Reporting service provides an automatic, accurate critical incident record, initiated by either an automatic or manual trigger helping truckload carriers and private fleets improve driver performance and operational efficiency, and help effectively manage liability exposure.

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
     QUALCOMM Government Technologies (QGOV). The QGOV division provides development, hardware and analytical expertise to United States government (USG) agencies involving wireless communications technologies. We have developed, produced and shipped second generation CDMA secure wireless terrestrial phones for the USG that operate in enhanced security modes (referred to as Type 1) and incorporate end-to-end encryption. In fiscal 2006, QGOV adapted, integrated and shipped CDMA2000 1X deployable base stations to the USG. Additionally, OmniTRACS products and services are being used for USG worldwide applications and were sold to the USG during fiscal 2006. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.
QUALCOMM Strategic Initiatives Segment (QSI)
     We make strategic investments to promote the worldwide adoption of CDMA-based products and services for wireless voice and Internet data communications, including CDMA operators, licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We make strategic investments in early-stage companies and, from time to time, venture funds to support the adoption of CDMA and the use of the wireless Internet.
     Our MediaFLO USA subsidiary plans to deploy and operate a nationwide multicast network in the United States based on our MDS and FLO technology. MediaFLO USA will use 700 MHz spectrum for which we hold licenses for a nationwide footprint to deliver high-quality video and audio programming to wireless subscribers. Additionally, MediaFLO USA plans to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. The commercial availability of the MediaFLO network and service will be determined by our wireless operator partners.
     MediaFLO USA continues to prepare for the launch of its commercial service. Its San Diego based Broadcast Operations Center and Network Operations Center are currently operating, while construction of the initial phase of its network is nearing completion in several major markets. In addition to Verizon Wireless, which announced its intention to launch the MediaFLO USA service during early calendar 2007, MediaFLO USA is actively engaged in discussions with multiple domestic wireless operators on how they might utilize the MediaFLO USA service.
     We are developing our MediaFLO MDS and FLO technology to enable MediaFLO USA and potentially other international operators to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. Our efforts to sell this technology internationally will be conducted by a nonreportable segment and not by MediaFLO USA or QSI. The MDS will provide wireless network operators the ability to enhance their multimedia service offering capabilities via efficient scheduling and delivery of multimedia content. Wireless network operators can utilize the MDS with their current unicast networks and with multicast networks, which are soon to be available, operating on CDMA2000 1xEV-DO or WCDMA. The MDS is not air interface specific and thus can be utilized by CDMA2000, WCDMA and FLO technology operators alike. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO MDS and FLO technology are complementary to existing wireless networks because interactive services are supported within the mobile device using the CDMA2000 1X, 1xEV-DO or WCDMA wireless link. Furthermore, the MediaFLO MDS can seamlessly integrate multicasting services provided over 3G operator networks with such services provided over a stand-alone FLO network.
     As part of our strategic investment activities, we may consider various corporate structuring and exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.

Other Businesses
     QUALCOMM MEMS Technologies (QMT). QMT is developing display technology for the full range of consumer-targeted mobile products. QMT’s interferometric modular display (iMoD) technology, based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics, is expected to provide substantial performance, power consumption and cost benefits as compared to current display technologies. We expect the iMoD product to deliver a vivid and realistic display image quality that can withstand extreme temperatures and be viewed in virtually any environment, including bright sunlight. Displays have become a key factor in the overall power consumption of wireless devices, with the increasing use of vibrant color screens and multimedia applications that generate rapidly changing images. The iMoD product is expected to offer significantly lower power consumption than existing display products, thereby extending the battery life of wireless devices. With the inclusion of color displays in all types of wireless phones, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the handset. An iMoD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus enabling advanced multimedia capabilities on all tiers of mobile devices.
     QUALCOMM Flarion Technologies (QFT). QFT is the developer and provider of FLASH-OFDM, the wireless industry’s first and only fully mobile OFDM offering. We acquired Flarion Technologies, Inc. in January 2006 to expand our already extensive portfolio of OFDMA intellectual property and enhance our research and development organization with expertise in OFDMA technology and products. FLASH-OFDM is an air interface technology designed for the delivery of advanced Internet services in the mobile environment. The technology is based on the OFDM airlink, a wireless access method that combines the attributes of its two predecessors, TDMA and CDMA, to address the unique demands posed by mobile users of broadband data and packetized voice applications. Through FLASH-OFDM, QFT has created an end-to-end network offering for mobile operators, which includes the RadioRouter base station product line, wireless modems, embedded chipsets and system software. The all-IP wireless network will support both broadband data and packetized voice applications.
     QUALCOMM Wireless Systems (QWS). QWS sells products and provides services under commercial agreements to Globalstar, Inc. (Globalstar) and its service providers and other customers. Globalstar operates a worldwide, low-Earth-orbit satellite-based telecommunications system. We received ownership interests in Globalstar in fiscal 2004 as a result of its emergence from bankruptcy related to our claims as a creditor. On October 5, 2004, we received an additional ownership interest in Globalstar as partial consideration for the sale of mobile phones. At September 24, 2006, we held an approximate 6.6% interest in Globalstar in our QSI segment.
Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a strong and proven track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2006, 2005 and 2004 totaled approximately $1.5 billion, $1.0 billion and $720 million, respectively. Research and development expenditures in fiscal 2006, 2005 and 2004 were primarily related to integrated circuit product and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
     We have research and development centers in various locations throughout the world that support our global development activities and ongoing efforts to advance CDMA and a broad range of other technologies. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.
Sales and Marketing
     QCT markets and sells products in the United States through a sales force based in San Diego, California, and internationally through a direct sales force based in China, Germany, India, Italy, Japan, South Korea, Taiwan and the United Kingdom. QCT’s sales and marketing strategy is to achieve design wins with technology leaders in our targeted markets by, among other things, providing high performance products combined with superior field application and engineering support.

     The QIS division of QWI develops and sells business-to-business products and services to companies worldwide. The sales and marketing team is headquartered in San Diego with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies in target markets by providing comprehensive technology and services to help them provide next-generation wireless data services that combine wireless Internet, data and voice capabilities.
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
     Marketing activities include advertising and public relations, web-marketing, participation in technical conferences and trade shows, development of business cases, competitive analyses and other marketing collateral programs. Corporate Marketing provides company information on products, strategies and technology to industry analysts and publications which are also supported on our Internet website. We also developed and maintain an Internet website (www.3Gtoday.com) dedicated to highlighting commercial 3G wireless services and products around the world.
     Our Technology Center in China is a 36,000 square foot facility in Beijing in an area popularly known as “China’s Silicon Valley.” The center provides consultation, training, support and equipment testing services primarily to manufacturers and mobile operators in China, as well as supporting research and development of 3G and future broadband wireless standards based on CDMA and OFDMA. The center houses the QUALCOMM CDMA University, which offers classroom and hands-on training programs on CDMA2000 and WCDMA. The center also offers an integrated test program designed to enable time and cost savings when bringing products to market. The center and its staff are focused on providing China with the resources to enable the most timely development of its mobile communications industry using our technologies and applications, such as cdmaOne, CDMA2000 1X, 1xEV-DO, UMTS/HSDPA multimode solutions, GSM1x and gpsOne. The center also supports the transfer of certain hardware and software technologies for product development and manufacturing to licensed manufacturers, as well as network design and optimization methods to operators and government bodies in China.
Competition
     Competition in the telecommunications industry throughout the world continues to increase at a rapid pace as businesses and governments realize the market potential of wireless telecommunications products and services. We have facilitated competition in the CDMA market by licensing a large number of manufacturers. Although we have attained a major position in the industry, many of our current and potential competitors may have advantages over us, including:
•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.
     These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to channels in markets not currently deploying wireless communications technology or markets primarily deploying 2G wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition, many of these companies are licensees of our technology and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the marketplace for products based on 3G standards or other wireless technologies. Although we intend to continuously develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of wireless technologies. We also expect that the price we charge for our products and services may continue to decline as competition intensifies.
     QCT Segment. The markets in which our QCT segment operates are intensely competitive. QCT competes worldwide with a number of United States and international semiconductor designers and manufacturers in the United States and internationally. As a result of the trend toward a larger CDMA wireless market, global expansion by foreign and domestic competitors and technological changes, we anticipate that additional competitors will enter this market. We believe that the principal competitive factors for CDMA integrated circuit providers to our addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which we compete against alternative CDMA integrated circuit providers vary by product platform. We also compete in both single and dual-mode environments against alternative wireless communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA, WiMax and analog.
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
     On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless telecommunications technologies. GSM has been extensively utilized in Europe, much of Asia other than Japan and South Korea, and certain other markets. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all third generation wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2.5G bridge technology, and a number of GSM operators have deployed or are expected to deploy EDGE, while waiting for third generation WCDMA to become available and/or more cost effective for their system. A limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. We have invested in the development of our own OFDMA technology and intellectual property and have acquired Flarion, a major developer and patent holder of OFDMA technology.

     QWI Segment. Existing competitors of our QWBS division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over ten key competitors to our OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS and QConnect products and services, as well as over six key competitors to our GlobalTRACS system. Internationally, we face several key competitors each in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets.
     We have numerous competitors for each of our BREW products and services. These competitors are continuing to develop their products with a focus on client, provisioning, user interface, content distribution, and billing products and services. Competitors are attempting to offer value added products and services similar, in many cases, to our existing or developing BREW technologies. In some cases, competitors are continuing to explicitly attempt to displace only certain components or areas of the greater BREW offering, such as only the runtime client/device environment portion of BREW. In addition, certain competitors in the computing and device manufacturing industries are now beginning to more aggressively attempt to replicate the entire BREW system offering that includes both runtime device environments and billing/distribution systems. Similarly, some operators are developing their own products by piecing together both internal and external components. Emergence of these and other new competitors may adversely impact our margins and market share.
Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have filed approximately 5,100 United States patent applications, of which approximately 1,900 patents have been issued. The vast majority of such patents and patent applications relate to digital wireless communications technologies, including patents that are essential or useful for CDMA2000, UMTS, TD-SCDMA, TD-CDMA and OFDMA products. We also have and will continue to actively file for broad patent protection outside the United States. We have filed approximately 25,800 foreign patent applications, of which approximately 7,400 patents have been issued, with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, India and elsewhere.
     The standards bodies and the ITU have been informed that we hold essential intellectual property rights for all 3G standards that are based on CDMA. We have committed to the ITU to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed the standards bodies that we may hold essential intellectual property rights for certain standards that are based on OFDMA technology, e.g. 802.16e and 802.20.
     Under our license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the wholesale selling price, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.), of subscriber, infrastructure and test equipment. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain products, e.g. application specific integrated circuits (ASICs) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products. Under their existing agreements with us, two entities were entitled to share in a percentage of the royalty revenues that we receive from third parties for their sale of certain CDMA products. Our sharing obligation under one of these arrangements expired in fiscal 2005, and the other sharing obligation expired in fiscal 2006.
     As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to other companies, including the competitors of our QCT segment, the rights to design, manufacture and sell products utilizing certain portions of our CDMA intellectual property. Our current publicly announced CDMA licensees are listed on our Internet website (www.qualcomm.com).

Employees
     As of September 24, 2006, we employed approximately 11,200 full-time, part-time and temporary employees. During fiscal 2006, the number of employees increased by approximately 300 from acquisitions and 1,600 primarily from increases in engineering resources.
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
     The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
Executive Officers
     Our executive officers and their ages as of September 24, 2006 are as follows:
     Irwin Mark Jacobs, age 72, one of the founders of the Company, has served as Chairman of the Board of Directors since it began operations in July 1985. He also served as Chief Executive Officer of the Company from July 1985 to June 2005. Dr. Jacobs received a B.S. degree in Electrical Engineering from Cornell University and M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Irwin Jacobs is the father of Dr. Paul Jacobs, our Chief Executive Officer, and Jeffrey A. Jacobs, President of QUALCOMM Global Development.
     Paul E. Jacobs, age 43, has served as a director since June 2005 and as our Chief Executive Officer since July 2005. He served as Group President of the QUALCOMM Wireless & Internet Group from July 2001 to June 2005. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, a M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Jeffrey A. Jacobs, President of QUALCOMM Global Development.
     Steven R. Altman, age 45, has served as our President since July 2005. He served as an Executive Vice President from November 1997 to June 2005 and as President of QUALCOMM Technology Licensing from September 1995 to April 2005. Mr. Altman currently serves on the board of Amylin Pharmaceuticals, Inc. He received a B.S. degree from Northern Arizona University and a J.D. from the University of San Diego.
     Sanjay K. Jha, age 43, has served as Group President, QUALCOMM CDMA Technologies (QCT) since February 2004 and as an Executive Vice President since December 2003. He was appointed President of QCT in January 2003. He served as Senior Vice President and General Manager of QUALCOMM Technologies & Ventures from March 2002 to January 2003 and as a Senior Vice President, Engineering from July 1998 to March 2002. Dr. Jha holds a Ph.D. in Electronic and Electrical Engineering from Strathclyde University, Scotland and a B.S. degree in Engineering from the University of Liverpool, England.
     William E. Keitel, age 53, has served as an Executive Vice President since December 2003 and as our Chief Financial Officer since February 2002. He previously served as a Senior Vice President and as our Corporate Controller from May 1999 to February 2002. Mr. Keitel received a M.B.A. from Arizona State University and a B.A. degree in Business Administration from the University of Wisconsin.
     Roberto Padovani, age 52, has served as an Executive Vice President and as our Chief Technology Officer since January 2002. He previously served as Senior Vice President from July 1996 to July 2001 and as Executive Vice President from July 2001 to January 2002 of our Corporate Research and Development. Dr. Padovani received a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.

     Marvin Blecker, age 59, has served as President of QUALCOMM Technology Licensing (QTL) since April 2005. From November 2001 to April 2005, he served as General Manager of QTL, as well as Senior Vice President of that division from October 1995 to November 2001. He holds B.S. and M.S. degrees in Mathematics and a M.S. degree in Electrical Engineering-Systems Science from the Polytechnic Institute of Brooklyn, New York (now Polytechnic University).
     Jeffrey A. Jacobs, age 40, has served as President of QUALCOMM Global Development since May 2001. He served as Senior Vice President of Business Development from June 1999 to May 2001. Mr. Jacobs holds a B.A. degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Dr. Paul E. Jacobs, a member of our Board of Directors and our Chief Executive Officer.
     Margaret “Peggy” L. Johnson, age 44, has served as President of QUALCOMM Internet Services (QIS) since July 2001 and as President of QUALCOMM MediaFLO Technologies since December 2005. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     Louis M. Lupin, age 51, has served as a Senior Vice President and as our General Counsel since September 2000. Mr. Lupin received a B.A. degree from Swarthmore College and a J.D. from Stanford Law School.
     Daniel L. Sullivan, age 55, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a Ph.D. in Organization Communication from the University of Nebraska. He also holds B.S and M.A. degrees in Communication from Illinois State University and West Virginia University, respectively.
Item 1A. Risk Factors
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the acquisition of Flarion, we expect an increased emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDM/OFDMA intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer since we generally have not generated revenues from GSM product sales, and there is no assurance that our OFDM/OFDMA patent portfolio will be as valuable as our CDMA portfolio or that our OFDMA chipset business will be as successful as our CDMA chipset business. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on our investment.
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although the acquisition of Flarion brings us an additional and very strong portfolio of issued and pending patents related to OFDMA technology, and, prior to the acquisition, we had hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA based technology) in its 2.5 Ghz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax. Although we believe that our patented technology is essential and useful to implementation of the WiMax standard, there is no assurance that we will achieve the same royalty revenue on such WiMax deployments as on CDMA or other technology deployments or that we will achieve the same chipset market shares within a WiMax network.
     Our business and the deployment of our technologies, products and services are dependent on the success of our customers, licensees and CDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees and CDMA-based wireless operators may incur lower operating margins on products or services based on our technologies than on products using alternative technologies due to greater competition in the relevant market or other factors. If CDMA-based wireless operators, phone and/or infrastructure manufacturers exit the CDMA-based markets, the deployment of CDMA technology could be negatively affected, and our business could suffer.
     Our three largest customers accounted for 39%, 39% and 40% of consolidated revenues in fiscal 2006, 2005 and 2004, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     QCT Segment. Three customers, LG Electronics, Motorola Inc. and Samsung Electronics Company, constitute a significant portion of QCT’s revenues such that the loss of any one of these customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain acceptable levels of operating results. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by licensed competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.

     QTL Segment. Our QTL segment derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 135 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp., which in part expires on April 9, 2007. While the parties have been in discussions to conclude an extension or a new license agreement beyond that time period, there is no certainty as to when we will be able to conclude an agreement or the terms of any such agreement. There is also a possibility that the parties will not be able to conclude a new or extended agreement by April 2007. In that event after April 9, 2007, unless and until the existing agreement is extended or a new agreement is concluded, Nokia’s right to sell subscriber products under most of our patents (including many that we have declared as essential to the CDMA, WCDMA and other standards) and therefore Nokia’s obligation to pay royalties to us will both cease under the terms of the current agreement, and our rights to sell integrated circuits under Nokia’s patents will likewise cease under the terms of the current agreement. Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the applicable patents of another company would be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including an injunction against making and selling products infringing such patent without a license and damages for past unlicensed sales in the form of lost profits or a reasonable royalty (which damages may be trebled for willful infringement).
     Although our patents apply to multiple technologies, such as GPRS, EDGE, OFDM, OFDMA (including WiMax) and MIMO, there can be no assurance that our patent portfolio will generate licensing income or be as valuable in generating licensing income with respect to other technologies, as compared to CDMA-based technologies.
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
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 135 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of, and have succeeded in, licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable royalty provisions, a small number of companies have now initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and the Korean Fair Trade Commission during June 2006, and (iv) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
     We were notified by the Competition Directorate of the EC that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints and have submitted a response. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korean Fair Trade Commission alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. While we have not seen these complaints, we believe that none of our business practices violate the legal requirements of South Korean competition law. However, any resulting investigation in South Korea could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our revenues and/or earnings.
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and long-standing license agreements with more than 135 licensees including many of the world’s foremost wireless equipment manufacturers, we believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. A recent ruling in New Jersey Federal district court granted our motion to dismiss unfounded claims by Broadcom that our business practices have been in violation of anti-trust law in the United States. These business practices are essentially the same as cited in the EC complaints. The court ruled that, assuming all the facts stated by Broadcom are correct (which we believe is not the case), we have not violated any anti-trust laws. This ruling is very important and favorable. Broadcom has appealed it. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.

     Although there can be no guarantees as to the ultimate outcome of these challenges, we intend to expend appropriate resources to educate governmental authorities, elected officials, courts of law, our licensees, wireless service operators and the general public as to the true nature of these disputes. We believe that when such information is fairly evaluated by such parties, these challenges by the complainants to the EC will be seen for what they truly are, an attempt to avoid paying the agreed upon and fair compensation for the use of our significant intellectual property portfolio, and to extend their domination of the second generation wireless handset market into the third generation.
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
     The vast majority of our patents and patent applications relate to our wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.
Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business.
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted (see Item 3. Legal Proceedings) and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
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
     Our currently pending or future patent applications for iMoD may not result in issued patents. In addition, our issued iMoD patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or from third parties infringing our patents or misappropriating our trade secrets or provide us with any competitive advantage.
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
     Our technologies, such as CDMA and OFDMA, are generally proposed and incorporated into standards adopted by SDO’s throughout the world (e.g. European Telecommunications Standards Institute (ETSI), Telecommunications Industry Association, Telecommunications Technology Association, IEEE, etc.). These SDO’s have policies with respect to intellectual property contributed by their member companies, which generally require member companies to commit to license their patents essential to the practice of the adopted standard on terms and conditions that are fair, reasonable and free from unfair discrimination (FRAND). We, as a member of these SDO’s and a significant contributor to a number of adopted standards, have made a number of FRAND commitments. Some companies have proposed significant new SDO intellectual property policies, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by its member companies to be applied to the selling price of any product implementing the adopted standard. They have further proposed that the maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Recently, NGMN Ltd., an industry standards development group organized by several wireless operators, has invited other companies in the industry to participate within NGMN Ltd. subject to IP restrictions substantially similar to these proposals. It is quite early in the process of discussing and evaluating these proposals but we expect that, once all parties analyze and understand the full impact of these proposals, they will come to understand that such proposals are not in the best interests of the industry and would have serious undesirable consequences. For example, these proposals, if adopted, would discourage research and development investment, invention and innovation, incentivize bulk filings of marginal patents, and encourage lobbying for introduction of needless features into standards. Further, they would discriminate against companies that develop new technology and enable other companies to manufacture and use products incorporating those new technologies in favor of such manufacturers and users. We are participating in the process and expect to channel it into useful improvements of the existing processes. Although the ETSI ad hoc IPR group has determined that such proposals should not be adopted as amendments to existing ETSI policies, there can be no assurance that such proposals as described above will not be adopted by other SDO’s or industry groups, such as the recently formed NGMN Ltd., resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s or such other industry groups for promoting our new technologies.
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
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and as a result our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships potentially resulting in reduced market share.
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
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers in the past and may experience it in the future. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demand. While we were able to alleviate these supply constraints and improve the supply and delivery of integrated circuits by working with our existing suppliers to increase available manufacturing capacity, and by increasing and extending our firm orders to our suppliers, there can be no assurance that we will not experience supply constraints in the future, which could result in our failure to meet customer demand.
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on sole or limited-source vendors involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs.
     In the event of a loss of, or a decision to change a key third party supplier, qualifying a new foundry supplier and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers.
     QMT Division. QMT needs to form and maintain reliable business relationships with flat panel display manufacturers or other targeted partners to support the manufacture of iMoD displays in commercial volumes. All of our current relationships have been for the development and limited production of certain iMoD display panels and/or modules. Some or all of these relationships may not succeed or, even if they are successful, may not result in the display manufacturers’ entering into material supply relationships with us.
We are expanding our manufacturing model to purchase completed die from semiconductor manufacturing foundries and to contract directly with third party manufacturers for assembly and test services. This new production model may increase costs and lower our control over the manufacturing process.
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing completed die directly from semiconductor manufacturing foundries. Under our IFM model, we directly manage and contract with third party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of completed die directly from our foundry suppliers under our IFM model and to continue to purchase the majority of our requirements for integrated circuit products on a turnkey basis. We have a limited history of working with these third party suppliers under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the initial stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 87%, 82% and 79% in fiscal 2006, 2005 and 2004, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during fiscal 2005 and 68% during fiscal 2004. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
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
We may engage in acquisitions or strategic transactions that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions with the goal of maximizing stockholder value. We have acquired businesses, entered into joint ventures and made strategic investments in or loans to CDMA wireless operators, early-stage companies, or venture funds to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. We cannot provide assurance that our acquisitions or strategic investments (either those we currently have completed or may undertake in the future) will generate financial returns or that they will result in increased adoption or continued use of our technologies.
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
     We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:
•	comprehensiveness of products and technologies;

•	value added features which drive replacement rates;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time-to-market;

•	system cost; and

•	customer support.
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
     While we continue to believe our iMoD displays will offer compelling advantages to the display market, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our iMoD displays. The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our iMoD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us.
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
     Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions causing a downturn in the market for our products or technology, and in turn affecting the timing of customer orders or causing cancellations or rescheduling of orders, could also adversely affect our operating results. Moreover, our customers may change delivery schedules, cancel or reduce orders without incurring significant penalties and generally are not subject to minimum purchase requirements.
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
     These factors affecting our future operating results are difficult to forecast and could harm our quarterly and/or annual operating results. If our operating results fail to meet the financial guidance we provide to investors, or the expectations of investment analysts or investors in any period, securities class action litigation could be brought against us and/or the market price of our common stock could decline.
Our stock price may be volatile.
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:
•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	general stock market volatility;

•	government regulations, including share-based compensation accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	inflation and deflation;

•	widespread illness;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.
     Our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.
     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock price volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the assumptions used for share-based compensation and the related valuation models used to determine such expense.
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO, and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio in these areas would be as valuable as our CDMA portfolio. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on our investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our iMoD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to successfully commercialize our iMoD technology.

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

The high amount of capital required to obtain radio frequency licenses, deploy and expand wireless networks and obtain new subscribers could slow the growth of the wireless communications industry and adversely affect our business.
     Our growth is dependent upon the increased use of wireless communications services that utilize our technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to: obtain licenses to use new frequencies; deploy wireless networks to offer voice and data services; expand wireless networks to grow voice and data services; and obtain new subscribers. The significant cost of licenses, wireless networks and subscriber additions may slow the growth of the industry if wireless operators are unable to obtain or service the additional capital necessary to implement or expand 3G wireless networks. Our growth could be adversely affected if this occurs.
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
     Our OmniTRACS and OmniVision systems currently operate in the United States market on leased Ku-band satellite transponders. Our primary data satellite transponder and position reporting satellite transponder lease runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States OmniTRACS and OmniVision operations through fiscal 2012. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QWBS terrestrial-based products rely on various wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
     At September 24, 2006, we have remaining authority to repurchase up to $0.9 billion of our common stock, net of outstanding put options. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.
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
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resources, particularly in engineering, through fiscal 2007. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
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
     Further, our Board of Directors has the authority under Delaware law to fix the rights and preferences of and issue shares of preferred stock, and our preferred share purchase rights agreement will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors. While our Board of Directors approved our preferred share purchase rights agreement to provide the board with greater ability to maximize shareholder value, these rights could deter takeover attempts that the board finds inadequate and make it more difficult to bring about a change in our ownership.
Item 1B. Unresolved Staff Comments
     None

Item 2. Properties
     At September 24, 2006, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
18	United States	Owned	2,498	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.

41	United States	Leased	1,578	Administrative offices, research and development, sales and marketing, service functions and network management hub.

6	India	Leased	154	Administrative offices, research and development and sales and marketing.

8	Mexico	Leased	134	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

3	China	Leased	88	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

6	Korea	Leased	71	Administrative offices, research and development and sales and marketing.

4	England	Leased	62	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	49	Administrative offices, research and development and sales and marketing.

4	Germany	Leased	31	Administrative offices, research and development and sales and marketing.

23	Other International	Leased	102	Administrative offices, research and development and sales and marketing.

	Total square footage		4,823

     In addition to the facilities above, we own or lease approximately 311,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2016 not including renewals that would be at our option. As of September 24, 2006, we also lease space on base station towers and buildings pursuant to 129 lease arrangements for our MediaFLO USA network. The majority of our cell site leases have an initial term of five to seven years with renewal options of up to five additional five-year periods.
     We are constructing several facilities in San Diego, California totaling approximately 800,000 additional square feet to meet the requirements projected in our long-term business plan. We expect to place the new facilities in service in fiscal 2007. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM Incorporated and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against us and SnapTrack, Inc. (SnapTrack), a QUALCOMM wholly-owned subsidiary, in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of us and SnapTrack on Zoltar’s complaint and awarded us and SnapTrack our costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While we have already obtained a verdict of non-infringement of Zoltar’s patents, our additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents were set to be retried in the same Court on October 10, 2006. However, Zoltar has informed the Court that it will covenant not to sue us or SnapTrack on the patents. The final form of dismissal and judgment in favor of us and SnapTrack remains to be determined.
     Whale Telecom Ltd. v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued us in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that we fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements. On March 15, 2006, the Court dismissed all claims against us. The plaintiff has filed a notice of appeal.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against us alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against us alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom has filed notice of appeal. Discovery is underway in one of the Central District Court patent actions, with trial scheduled for May 2007. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by us on August 22, 2005. That case now contains additional related claims filed by us and Broadcom. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. On October 10, 2006, the Administrative Law Judge (ALJ) issued an interim decision in which he recommended against downstream remedies, and found no infringement by us on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. We will petition the Commission for review of at least the limited infringement findings and patent validity findings.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, we filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. On October 14, 2005, we filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. That action is scheduled for trial in January 2007. On March 24, 2006, we filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated our confidential and trade secret information relating to our WCDMA baseband chips, and relating to our multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings. Broadcom counterclaimed with the assertion of two patents. On October 27, 2006, the Court issued a preliminary injunction against Broadcom, prohibiting the future use or solicitation of certain of our confidential business and technical documents and information.

     QUALCOMM Incorporated and SnapTrack, Inc. v. Nokia Corporation and Nokia Inc.: On November 4, 2005, we, along with our wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven of our patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case is currently stayed pending a decision by the Federal Circuit regarding Nokia’s arbitration demand. On May 24, 2006, we filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two of our patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On June 9, 2006, we filed a complaint with the ITC against Nokia alleging importation of products that infringe six of our patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. On August 9, 2006, we filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two of our patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On October 9, 2006, we filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On October 9, 2006, we filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia, Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by us to wireless industry standards setting organizations. We have moved to dismiss the complaint.
     Other: We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and several individually filed actions pending in Pennsylvania, Washington D.C., and Louisiana, seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that we violated European Union competition law in its WCDMA licensing practices. We have received the complaints and have submitted a reply.
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korean Fair Trade Commission alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. To date, we have not received the complaints.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims made by other parties are without merit and will vigorously defend the actions. We have not recorded any accrual for contingent liability associated with the legal proceedings described above based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time. We are engaged in numerous other legal actions arising in the ordinary course of its business and believe that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. In addition, some matters that have previously been disclosed may no longer be described in this Annual Report because of rulings in the case, settlements, changes in our business or other developments rendering them, in our judgment, no longer material to our operating results, liquidity or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 24, 2006.

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
Market Information
     Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “QCOM.” The following table sets forth the range of high and low sales prices on the NASDAQ Stock Market of the common stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal 2005
First quarter	44.99	37.71
Second quarter	44.91	33.99
Third quarter	38.52	32.08
Fourth quarter	44.92	32.98

Fiscal 2006
First quarter	46.60	39.02
Second quarter	51.18	42.91
Third quarter	53.01	38.77
Fourth quarter	40.92	32.76
     As of October 31, 2006, there were 10,549 holders of record of our common stock. On October 31, 2006, the last sale price reported on the NASDAQ Stock Market LLC for our common stock was $36.39 per share.
Dividends
     On March 8, 2005, we announced an increase in our quarterly dividend from $0.07 to $0.09 per share on our common stock. On March 7, 2006, we announced an increase in our quarterly dividend from $0.09 to $0.12 per share on our common stock. Cash dividends announced in fiscal 2005 and 2006 were as follows (in millions, except per share data):

			Cumulative
	Per Share	Total	by Fiscal Year
Fiscal 2005
First quarter	$0.07	$115	$115
Second quarter	0.07	115	230
Third quarter	0.09	147	377
Fourth quarter	0.09	147	524

Total	$0.32	$524

Fiscal 2006
First quarter	$0.09	$148	$148
Second quarter	0.09	150	298
Third quarter	0.12	202	500
Fourth quarter	0.12	198	698

Total	$0.42	$698

     On October 5, 2006, we announced a cash dividend of $0.12 per share on our common stock, payable on January 4, 2007 to stockholders of record as of December 7, 2006. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal income tax law and changes to our business model.
Stock Options
     Our stock option plans are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
     Pursuant to our 2006 Long-Term Incentive Plan (2006 Plan), we grant options to selected employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2006 Plan provides for the grant of both incentive and non-qualified stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares and other stock-based awards. Generally, options outstanding vest over five years and are exercisable for up to 10 years from the grant date. The Board of Directors may terminate the 2006 Plan at any time.
     Additional information regarding our stock option plans and plan activity for fiscal 2006, 2005 and 2004 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 – Employee Benefit Plans” and in our 2007 Proxy Statement under the heading “Equity Compensation Plan Information.” All of our equity compensation plans have been approved by our stockholders.
Issuer Purchases of Equity Securities
     Issuer purchases of equity securities (in millions, except share and per share data):

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	Per Share (1)	Programs (2)	Plans or Programs (3)
June 26, 2006 to July 23, 2006	5,641,028	$42.11	5,641,028	$1,098

July 24, 2006 to August 20, 2006	1,000,000	48.50	1,000,000	1,050

August 21, 2006 to September 24, 2006	1,000,000	49.00	1,000,000	1,001

Total	7,641,028	$43.84	7,641,028	$1,001

(1)	Average price paid per share excludes cash paid for commissions. We repurchased 2,000,000 shares in the fourth quarter of 2006 upon the exercise of two outstanding put options. Premiums totaling $5 million were excluded from the average price paid per share. If the premiums had been included, the average price paid per share for the purchases of shares made during the fourth quarter would have been $43.23.

(2)	On November 7, 2005, we announced that we authorized the expenditure of up to $2.5 billion to repurchase shares of our common stock with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases.

(3)	The approximate dollar value of shares that may yet be purchased has not been reduced by the net cost of $89 million (net of the premiums received) of 2,000,000 shares that may be repurchased related to put options we sold during fiscal 2006.

Item 6. Selected Financial Data
     The following balance sheet data and statement of operations data for the five fiscal years ended September 24, 2006, September 25, 2005, September 26, 2004, September 28, 2003 and September 29, 2002 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 24, 2006 and September 25, 2005 and the related consolidated statements of operations and cash flows for fiscal 2006, 2005 and 2004 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 24,	September 25,	September 26,	September 28,	September 29,
	2006	2005	2004 (2)(4)	2003 (2)	2002 (2)
	(In millions, except per share data)
Statement of Operations Data:

Revenues	$7,526	$5,673	$4,880	$3,847	$2,915

Operating income	2,690	2,386	2,129	1,573	840

Income from continuing operations	2,470	2,143	1,725	1,029	525
Discontinued operations, net of tax	—	—	(5)	(202)	(165)

Net income	$2,470	$2,143	$1,720	$827	$360

Basic earnings per common share: (3)
Income from continuing operations	$1.49	$1.31	$1.07	$0.65	$0.34
Discontinued operations, net of tax	—	—	(0.01)	(0.13)	(0.11)

Net income	$1.49	$1.31	$1.06	$0.52	$0.23

Diluted earnings per common share: (3)
Income from continuing operations	$1.44	$1.26	$1.03	$0.63	$0.32
Discontinued operations, net of tax	—	—	—	(0.12)	(0.10)

Net income	$1.44	$1.26	$1.03	$0.51	$0.22

Dividends per share announced	$0.420	$0.320	$0.190	$0.085	$—

Shares used in earnings per share calculations: (3)
Basic	1,659	1,638	1,616	1,579	1,542
Diluted	1,711	1,694	1,675	1,636	1,619

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$9,949	$8,681	$7,635	$5,372	$3,200
Total assets	15,208	12,479	10,820	8,822	6,506
Long-term debt (5)	58	3	—	123	94
Total stockholders’ equity	13,406	11,119	9,664	7,598	5,392

(1)	Our fiscal year ends on the last Sunday in September. The five fiscal years ended September 24, 2006, September 25, 2005, September 26, 2004, September 28, 2003 and September 29, 2002 each included 52 weeks.

(2)	During fiscal 2004, we sold the Vésper Operating Companies and the Vésper Towers and returned personal mobile service (SMP) licenses to Anatel, the telecommunications regulatory agency in Brazil. The results of operations, including gains and losses realized on the sales transactions and the SMP licenses, are presented as discontinued operations.

(3)	We effected a two-for-one stock split in August 2004. All references to number of shares and per share amounts reflect this stock split.

(4)	Prior to the fourth quarter of fiscal 2004, we recorded royalty revenues from certain licensees based on our estimates of royalties during the period they were earned. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for more information.

(5)	Long-term debt for the years ended September 24, 2006 and September 25, 2005 consisted of capital lease obligations, which are included in other liabilities in the consolidated balance sheets.

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
Overview
Recent Highlights
     Revenues for fiscal 2006 were $7.53 billion, with net income of $2.47 billion. The following recent developments occurred with respect to key elements of our business or our industry:
     During fiscal 2006:
•	Worldwide wireless subscribers grew by more than 24% to reach approximately 2.5 billion. (1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), grew to 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 402 million worldwide through September 2006, including approximately 272 million CDMA2000 1X subscribers, approximately 85 million WCDMA subscribers and approximately 45 million 1xEV-DO subscribers. (1)

•	CDMA-based handset shipments totaled approximately 255 million units, an increase of 40% over the 182 million units shipped in fiscal 2005. (2)

•	CDMA-based handset shipments grew faster than total worldwide handsets and represent an estimated 28% of the total (916 million) worldwide handset shipments, compared to 25% of the total (726 million) shipments in fiscal 2005. (3)

•	Average selling prices of CDMA-based handsets were approximately $215, same as the prior year. (2)

•	We shipped approximately 207 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules (all of which were 3G, including CDMA2000 1X, 1xEV-DO and WCDMA), an increase of 37%, compared to approximately 151 million MSM integrated circuits in the prior fiscal year.
     During the fourth quarter of fiscal 2006:
•	We estimate the ratio of WCDMA reported royalties to total reported royalties was 49%, up from 41% reported in the year ago quarter.

•	We estimate that, in Western Europe, WCDMA handset sales represented approximately 41% of all manufacturer handset sales during the period from April 2006 through June 2006, up from 14% in the year ago quarter. (4)

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Unit shipments and average selling prices are for the period from July through June based on reports provided during the fiscal year by our licensees/manufacturers.

(3)	Based on reports by Strategy Analytics, a global research and consulting firm in their Global Handset Market Share Updates.

(4)	Based on estimates derived from our licensee reports and estimates from the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industry.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. QCT’s system software enables the other phone components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 58%, 58% and 64% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. Die, cut from silicon wafers, are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. We also employ a two-stage manufacturing business model in which we purchase completed die directly from semiconductor manufacturing foundries, and directly manage and contract with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). IBM, Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics are the primary foundry suppliers for our family of baseband integrated circuits. Atmel, Freescale (formerly Motorola Semiconductor) and IBM are the primary foundry suppliers for our family of analog, radio frequency and power management integrated circuits. Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 35%, 32% and 27% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. The vast majority of such revenues has been generated primarily through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat and QPoint products and services. QChat enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices while QPoint enables operators to offer E-911 and location-based applications and services. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 9%, 11% and 12% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary expects to offer a nationwide multicasting network based on our MediaFLO MDS and FLO technology. This network is expected to be utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service will be determined by our wireless operator partners. MediaFLO USA’s network will use the 700 MHz spectrum for which we hold licenses for a nationwide footprint. Additionally, MediaFLO USA plans to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships are expected to remain services provided by our wireless operator partners. As part of our strategic investment activities, we may consider various corporate structuring and exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world:
•	The deployment of CDMA2000 networks is expected to continue.
o	More than 170 operators have launched CDMA2000 1X; (1)

o	More than 50 operators have deployed the higher data speeds of 1xEV-DO and several are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
o	More than 122 GSM operators have migrated their networks to WCDMA; (2)

o	More than 65 operators have launched commercial HSDPA networks and manufacturers are beginning to trial the faster uplink speeds of HSUPA. (2)
•	We expect WCDMA phone prices to segment into high and low end, with low-end prices decreasing significantly as volumes increase and competition intensifies among WCDMA phone manufacturers and integrated circuit suppliers, as happened with CDMA2000. We expect phone market share will change and competition will increase as WCDMA networks grow and expand beyond Japan and Western Europe into the United States and China.

•	To meet growing demand for advanced 3G phones and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2007 will not reach commercialization until several years in the future.

•	We expect demand for low-end phones to continue, and we have invested resources to develop single chip products, which integrate the baseband, radio frequency and power management chips into one package, lowering component counts and enabling faster time-to-market. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products at the very low end, particularly in Brazil and India.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The BREW applications platform, content delivery services and user interfaces;

o	The MediaFLO Media Distribution System (MDS) and FLO technology for delivery of multimedia content;

o	The DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms to support the long-term roadmaps of 1xEV-DO and HSDPA;

o	OFDM and OFDMA-based technologies;

o	Our iMoD display technology.
•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay fair royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue their attacks on our business model in various forums throughout the world.

•	In addition, our license agreement with Nokia Corp. expires in part on April 9, 2007. If we cannot conclude an extension or a new license agreement beyond that time period, Nokia’s rights to sell subscriber products under most of our patents will expire, as will our rights to sell integrated circuits under Nokia’s patents. While we continue to work with Nokia to see if we can reach an agreement, there is no guarantee that we will be able to successfully resolve this matter before April 9, 2007, and little progress has been made to date. If we are unable to reach agreement, we will aggressively pursue all our legal and business remedies and assume that Nokia will do likewise. Nokia has stated publicly that it does not intend to pay us for its use of our patents prior to the resolution of the dispute. As a result, under generally accepted accounting principles, we will be unable to record royalty revenue attributable to Nokia’s sales until a court awards damages or agreement is reached, potentially resulting in a negative impact on future royalty revenues reported by our QTL segment.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their September and October 2006 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
     Revenues from customers in South Korea, Japan, China and the United States comprised 32%, 21%, 17% and 13%, respectively, of total consolidated revenues in fiscal 2006 as compared to 37%, 21%, 11% and 18%, respectively, in fiscal 2005, and 43%, 18%, 7% and 21%, respectively, in fiscal 2004. We distinguish revenue from external customers by geographic areas based on customer location. Revenues from customers in China increased as a percentage of total revenues in fiscal 2006 and in fiscal 2005, as compared to the prior years, primarily due to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for low priced CDMA2000 phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 82% in fiscal 2004 to 76% in fiscal 2005 and 66% in fiscal 2006, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, from royalties and license fees for our intellectual property, from messaging and other services and related hardware sales and from software development and licensing and related services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are estimates, which are based on a number of factors, including our assumptions related to historical and projected customer sales volumes and the contractual provisions of our customer agreements.
     We license rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or the OFDMA standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We earn royalties on such licensed CDMA products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were recorded based on estimates.
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
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 24, 2006, our goodwill and intangible assets, net of accumulated amortization, were $1.2 billion and $450 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $1.3 billion at September 24, 2006. We record impairment charges when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other-than-temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss which could have an adverse impact on our results of operations. During fiscal 2006, 2005 and 2004, we recorded $15 million, $12 million and $12 million, respectively, in other-than-temporary losses on our minority investments in publicly-traded companies.
     We hold minority strategic investments in private companies whose values are difficult to determine. These investments totaled $94 million at September 24, 2006. We record impairment charges when we believe an investment has experienced a decline that is other-than-temporary. The determination that a decline is other-than-temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations, valuation reports or advice from investment banks. We also consider new products/services that the investee may have forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event our judgments change as to other-than temporary declines in value, we may record an impairment loss which could have an adverse impact on our results of operations. During fiscal 2006 and 2005, we recorded $4 million and $1 million, respectively, in other-than-temporary losses on our investments in private companies. Such losses were not significant in fiscal 2004.
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective September 26, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for fiscal 2006 was $495 million. At September 24, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 1.7 years. Net stock options, after forfeitures and cancellations, granted during fiscal 2006 represented 1.9% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during fiscal 2006 represented 2.1% of outstanding shares as of the end of the fiscal period.
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

     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation awards. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Estimates of share-based compensation expenses are significant to our consolidated financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.
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
     For purposes of estimating the fair value of stock options granted during fiscal 2006 using the binomial model, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model, consistent with the guidance in FAS 123R and SAB 107. We utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. The weighted-average volatility assumption was 30.7% for fiscal 2006, which if increased to 37%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2006 by $1.66 per share, or 11%. The volatility percentage assumed for fiscal 2006 was based on the implied volatility of traded options, as compared to the blend of implied and historical volatility data used in prior years. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant. The weighted-average risk-free interest rate assumption was 4.6% for fiscal 2006, which if increased to 6.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2006 by $1.19 per share, or 8%.
     We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts. The dividend yield assumption was 1.0% for fiscal 2006, which if decreased to 0.4%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2006 by $0.89 per share, or 6%. Dividends and/or increases or decreases in dividend payments are subject to board approval as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information. The weighted-average post-vesting forfeiture rate assumption was 6.0% for fiscal 2006, which if decreased to 1.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2006 by $0.88 per share, or 6%.
     The suboptimal exercise factor is estimated using historical option exercise information. The weighted-average suboptimal exercise factor assumption was 1.7 for fiscal 2006, which if increased to 2.0, would increase the weighted-average estimated fair value of stock options granted during fiscal 2006 by $1.06 per share, or 7%.
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
     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 24, 2006, gross deferred tax assets were $914 million. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
     As of September 24, 2006, we had gross deferred tax assets of $267 million related to capital loss carryforwards. We can only use capital losses to offset capital gains. Based upon our assessments of projected future capital gains and losses and related tax planning strategies, we expect that our future capital gains will not be sufficient to utilize all the capital losses that we have incurred through fiscal 2006. Therefore, we have provided a $16 million valuation allowance for the portion of capital losses we do not expect to utilize. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to our valuation allowance based on changes to our forecast of capital losses and capital gains are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $2.7 billion as of September 24, 2006. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

     Beginning September 26, 2005, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from September 26, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
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
Acquisitions
     On January 18, 2006, we completed our acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of Orthogonal Frequency Division Multiplexing Access (OFDMA) technology for approximately $613 million in consideration, consisting of approximately $349 million in shares of QUALCOMM stock, $229 million in cash, and the exchange of Flarion’s existing vested options and warrants with an estimated aggregate fair value of approximately $35 million. In addition, we assumed Flarion’s existing unvested options with an estimated aggregate fair value of $63 million, which is recorded as share-based compensation over the requisite service period pursuant to FAS 123R. Upon achievement of certain agreed upon milestones during the third quarter of fiscal 2006, we incurred additional aggregate consideration of $197 million, consisting of approximately $185 million in cash (of which $75 million will be payable in July 2007), $8 million in shares of QUALCOMM stock (of which $3 million is issuable in March 2007), and the modification of Flarion’s existing vested options and warrants with an estimated incremental fair value of approximately $4 million. The additional amounts payable in cash and shares on the milestone date were treated as additional consideration and recorded as goodwill. In addition, the modification of Flarion’s existing unvested options resulted in an estimated incremental fair value of $7 million, which will be recorded as share-based compensation over the requisite service period pursuant to FAS 123R. The acquisition of Flarion is intended to broaden our ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative. The addition of Flarion’s intellectual property and engineering resources also supplements the resources that we have already dedicated over the years towards the development of OFDM/OFDMA technologies.
Strategic Investments in Our QSI Segment
     Our QSI segment makes strategic investments to promote the worldwide adoption of CDMA products and services. QSI segment assets totaled $660 million at September 24, 2006, compared to $442 million at September 25, 2005. Our MediaFLO USA subsidiary, a wireless multimedia operator, is expected to begin commercial operations in 2007. QSI’s assets related to MediaFLO USA totaled $329 million and $98 million at September 24, 2006 and September 25, 2005, respectively. We also enter into strategic relationships with CDMA wireless operators and developers of innovative technologies or products for the wireless communications industry. Due to financial and competitive challenges facing wireless operators, we cannot assure you that our investments in or loans to these operators will generate financial returns or that they will result in increased adoption or continued use of CDMA technologies. CDMA wireless operators to whom we have provided funding have limited operating histories, are faced with significant capital requirements and are highly leveraged and/or have limited financial resources. If these CDMA wireless operators are not successful, we may have to write down our investments in or loans to these operators.
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
     QSI also makes strategic investments in privately held companies, including early-stage companies and venture funds. These investments are comprised of equity investments, recorded at cost or under the equity method, and warrants that are recorded at fair value or at cost. The recorded values of these investments may be written down due to changes in the companies’ conditions or prospects. These strategic investments are inherently risky as the market for the technologies or products the investees are developing may never materialize. As a result, we could lose all or a portion of our investments in these companies, which could negatively affect our financial position and operating results. Most of these strategic investments will not become liquid until more than one year from the date of investment, if at all. To the extent such investments become liquid and meet strategic and price objectives, we may sell the investments and recognize the realized gain (loss) in investment income (expense).
     We regularly monitor and evaluate the realizable value of our investments in both marketable and private securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, we will record a charge to investment income (expense). In some cases, we make strategic investments that require us to consolidate or record our equity in the losses of early-stage companies. The consolidation of these losses can adversely affect our financial results until we exit from or reduce our exposure to the investments.
     Key developments in our strategic investments during fiscal 2006 included our ongoing investment in our MediaFLO USA subsidiary, a slow down in the rate of strategic investment, including our investment in Inquam, and realized gains on certain strategic investments.
     Investment in Inquam Limited. We and another investor (the Other Investor) own minority interests in Inquam Limited (Inquam), a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). We recorded $20 million, $33 million and $59 million in equity in losses of Inquam during fiscal 2006, 2005 and 2004, respectively, including a $12 million loss resulting from Inquam’s restructuring during fiscal 2006. At September 24, 2006, our equity and debt investments in Inquam and the Portugal Companies totaled $5 million, net of equity in losses. We and the Other Investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $53 million. The guarantee expires and the facilities mature on December 25, 2011.
Fiscal 2006 Compared to Fiscal 2005
     Revenues. Total revenues for fiscal 2006 were $7.53 billion, compared to $5.67 billion for fiscal 2005. Revenues from three customers of our QCT, QTL and QWI segments comprised an aggregate of 39% of total consolidated revenues in fiscal 2006 and 2005.
     Revenues from sales of equipment and services for fiscal 2006 were $4.78 billion, compared to $3.74 billion for fiscal 2005. Revenues from sales of integrated circuits increased $1.00 billion, resulting primarily from an increase of $1.34 billion related primarily to higher unit shipments of MSM and accompanying RF integrated circuits, partially offset by a decrease of $349 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for fiscal 2006 were $2.75 billion, compared to $1.93 billion for fiscal 2005. Revenues from licensing and royalty fees increased primarily as a result of a $774 million increase in royalty revenue, consisting primarily of royalties reported to QTL by our external licensees, resulting from an increase in sales of CDMA-based products by licensees and the impact of the expiration of one of our royalty sharing obligations. Worldwide demand for CDMA-based products has increased primarily as a result of the growth in sales of WCDMA products into markets formerly dominated by GSM products.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2006 was $2.18 billion, compared to $1.65 billion for fiscal 2005. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for fiscal 2006, compared to 44% for fiscal 2005. The decline in margin percentage in fiscal 2006 compared to fiscal 2005 was primarily due to the effect of $41 million in share-based compensation during fiscal 2006 as a result of the adoption of FAS123R during fiscal 2006 and a decrease in QCT margin percentage resulting primarily from an increase in product support costs. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For fiscal 2006, research and development expenses were $1.54 billion or 20% of revenues, compared to $1.01 billion or 18% of revenues for fiscal 2005. Research and development expenses for fiscal 2006 included share-based compensation of $216 million as a result of the adoption of FAS 123R during fiscal 2006 and in-process research and development of $22 million resulting from acquisitions, both of which caused the increase in research and development expenses as a percentage of revenues. The dollar increase in research and development expenses also included a $272 million increase in costs related to the development of integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology. We expect that research and development costs will increase in fiscal 2007 as we continue our active support of CDMA-based technologies, products and network operations and other product initiatives.
     Selling, General and Administrative Expenses. For fiscal 2006, selling, general and administrative expenses were $1.12 billion or 15% of revenues, compared to $631 million or 11% of revenues for fiscal 2005. Selling, general and administrative expenses for fiscal 2006 included share-based compensation of $238 million as a result of the adoption of FAS 123R during fiscal 2006. The percentage increase was primarily attributable to the share-based compensation. The dollar increase was also attributable to a $107 million increase in professional fees, primarily related to legal activities, a $90 million increase in employee-related expenses, a $14 million increase in selling and marketing expenses and a $14 million decrease in other income.
     Net Investment Income. Net investment income was $466 million for fiscal 2006, compared to $423 million for fiscal 2005. The change was primarily comprised as follows (in millions):

	Year Ended
	September 24, 2006	September 25, 2005	Change
Interest and dividend income:
QSI	$6	$4	$2
Corporate and other segments	410	252	158
Interest expense	(4)	(3)	(1)
Net realized gains on investments:
QSI	30	101	(71)
Corporate	106	78	28
Other-than-temporary losses on investments	(24)	(14)	(10)
(Losses) gains on derivative instruments	(29)	33	(62)
Equity in losses of investees	(29)	(28)	(1)

	$466	$423	$43

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates earned on interest-bearing securities. Net realized gains on QSI investments in fiscal 2005 resulted primarily from a $48 million gain on our minority investment in a wireless publisher and a $41 million gain on the sale of our investment in a wireless telecommunications company. Losses and gains on derivative instruments in fiscal 2006 and 2005, respectively, related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. The change in equity in losses of investees resulted primarily from the decrease in losses recognized by Inquam, of which our share was $20 million and $33 million in fiscal 2006 and 2005, respectively, partially offset by the effect of investment gains recognized by a venture fund investee in 2005, of which our share was $8 million.
     Income Tax Expense. Income tax expense from continuing operations was $686 million for fiscal 2006, compared to $666 million for fiscal 2005. The annual effective tax rate for continuing operations was approximately 22% for fiscal 2006, compared to 24% for fiscal 2005. The annual effective tax rate from continuing operations for fiscal 2006 was lower than the annual effective tax rate from continuing operations for fiscal 2005 primarily due to an increase in foreign earnings taxed at less than the United States federal tax rate.

     The annual effective tax rate for fiscal 2006 was 13% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate, 1% related to an increase in tax benefits resulting from our increased ability to use our capital loss carryforwards and 1% related to research and development tax credits, partially offset by state taxes of approximately 5% and other permanent differences of 1%.
     As of September 24, 2006, we had a valuation allowance of $16 million on previously incurred capital losses due to uncertainty as to our ability to generate sufficient capital gains to utilize all capital losses. We will continue to assess the realizability of capital losses. The amount of the valuation allowance on capital losses may be adjusted in the future as our ability to utilize capital losses changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
Fiscal 2005 Compared to Fiscal 2004
     Revenues. Total revenues for fiscal 2005 were $5.67 billion, compared to $4.88 billion for fiscal 2004. Revenues from three customers of our QCT, QTL and QWI segments comprised an aggregate of 39% of total consolidated revenues in fiscal 2005, compared to 40% of total consolidated revenues in fiscal 2004.
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
     Research and Development Expenses. For fiscal 2005, research and development expenses were $1.01 billion or 18% of revenues, compared to $720 million or 15% of revenues for fiscal 2004. The dollar and percentage increases in research and development expenses primarily resulted from a $275 million increase in costs related to the development of integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, WCDMA, HSDPA, GSM/GPRS/EDGE and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
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

     Net Investment Income. Net investment income was $423 million for fiscal 2005, compared to $184 million for fiscal 2004. The change was primarily comprised as follows (in millions):

	Year Ended
	September 25, 2005	September 26, 2004	Change
Interest and dividend income:
QSI	$4	$14	$(10)
Corporate and other segments	252	161	91
Interest expense	(3)	(2)	(1)
Net realized gains on investments:
QSI	101	56	45
Corporate	78	32	46
Other-than-temporary losses on investments	(14)	(12)	(2)
Gains on derivative instruments	33	7	26
Equity in losses of investees	(28)	(72)	44

	$423	$184	$239

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates earned on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of an increase in the positive performance of marketable equity securities as a percentage of total corporate investments in fiscal 2005, as compared to fiscal 2004. The increase in net realized gains on strategic investments in QSI resulted primarily from a $48 million gain on our minority investment in a wireless publisher and a $41 million gain on the sale of our investment in a wireless telecommunications company. Gains on derivative instruments in fiscal 2005 and 2004 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees decreased primarily due to a decrease in losses incurred by Inquam, of which our share was $33 million for fiscal 2005 as compared to $59 million for fiscal 2004.
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
Our Segment Results for Fiscal 2006 Compared to Fiscal 2005
     The following should be read in conjunction with the financial results of fiscal 2006 and 2005 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”
     QCT Segment. QCT revenues for fiscal 2006 were $4.33 billion, compared to $3.29 billion for fiscal 2005. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $4.20 billion for fiscal 2006, compared to $3.20 billion for fiscal 2005. The increase in equipment and services revenue was primarily comprised of an increase of $1.34 billion related to higher unit shipments, partially offset by a decrease of $349 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 207 million MSM integrated circuits were sold during fiscal 2006, compared to approximately 151 million for fiscal 2005.
     QCT’s earnings before taxes for fiscal 2006 were $1.13 billion, compared to $852 million for fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 26% during both fiscal 2006 and 2005. The operating margin percentage remained consistent as the gross margin percentage decrease, resulting primarily from an increase in product support costs, was offset by a decrease in research and development and selling, general and administrative expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for fiscal 2006 were $2.63 billion, compared to $1.84 billion for fiscal 2005. QTL’s earnings before taxes for fiscal 2006 were $2.40 billion, compared to $1.66 billion for fiscal 2005. QTL’s operating margin percentage was 91% in fiscal 2006 as compared to 90% in fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $774 million increase in royalties reported to us by our licensees which were $2.42 billion in fiscal 2006, compared to $1.64 billion in fiscal 2005. The increase in royalty revenue relates to the increase in sales of CDMA-based products by licensees and the impact of the expiration of one of our royalty sharing obligations. Revenues from amortized license fees were $50 million in fiscal 2006, compared to $69 million in fiscal 2005. Other revenues were comprised of intersegment royalties.
     QWI Segment. QWI revenues for fiscal 2006 were $670 million, compared to $644 million for fiscal 2005. Revenues increased primarily due to a $41 million increase in QIS revenue, partially offset by a decrease in QWBS revenue of $12 million. The increase in QIS revenue was primarily attributable to a $28 million increase in fees related to our expanded BREW customer base and products and a $17 million increase in QChat revenue resulting from increased development efforts under the licensing agreement with Sprint. The decrease in QWBS revenue was primarily attributable to a $26 million decrease in equipment revenue, which includes a $19 million decrease in amortization of deferred revenues related to historical equipment sales, partially offset by a $14 million increase in messaging services revenue. QWBS shipped approximately 42,100 satellite-based systems and 39,600 terrestrial-based systems during fiscal 2006, compared to approximately 46,800 satellite-based systems and 62,500 terrestrial-based systems in fiscal 2005.
     QWI’s earnings before taxes for fiscal 2006 were $80 million, compared to $57 million for fiscal 2005. QWI’s operating margin percentage was 12% in fiscal 2006, compared to 9% in fiscal 2005. The increase in QWI earnings before taxes was primarily due to a $39 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products and QChat development efforts, partially offset by the effect of a $13 million increase in QWI research and development and selling, general and administrative expenses. The increase in QWI’s operating margin percentage was primarily due to the increase in QIS gross margin.
     QSI Segment. QSI’s losses before taxes from continuing operations for fiscal 2006 were $133 million, compared to earnings before taxes from continuing operations of $10 million for fiscal 2005. QSI’s losses before taxes from continuing operations included a $55 million increase in our MediaFLO USA subsidiary’s operating expenses. During fiscal 2006, QSI recorded $30 million in realized gains on marketable securities and other investments, compared to $101 million in fiscal 2005.
Our Segment Results for Fiscal 2005 Compared to Fiscal 2004
     The following should be read in conjunction with the financial results of fiscal 2005 and 2004 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 – Segment Information.”
     QCT Segment. QCT revenues for fiscal 2005 were $3.29 billion, compared to $3.11 billion for fiscal 2004. Equipment and services revenues, primarily from MSM and accompanying RF integrated circuits, were $3.20 billion for fiscal 2005, compared to $3.04 billion for fiscal 2004. The increase in equipment and services revenue was comprised of $396 million related to higher unit shipments, partially offset by a decrease of $241 million related to the effects of reductions in average sales prices and changes in product mix. Approximately 151 million MSM integrated circuits were sold during fiscal 2005, compared to approximately 137 million for fiscal 2004.
     QCT’s earnings before taxes for fiscal 2005 were $852 million, compared to $1.05 billion for fiscal 2004. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 26% in fiscal 2005, compared to 34% in fiscal 2004. The decline in operating margin percentage in fiscal 2005 as compared to fiscal 2004 was primarily the result of a 45% increase in research and development expenses for fiscal 2005 as compared to fiscal 2004, mainly related to increased investment in new integrated circuit products and technology research and development initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multiband, multimode, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, WCDMA, HSDPA and GSM/GPRS/EDGE.
     QTL Segment. QTL revenues for fiscal 2005 were $1.84 billion, compared to $1.33 billion for fiscal 2004. QTL’s earnings before taxes for fiscal 2005 were $1.66 billion, compared to $1.20 billion for fiscal 2004. QTL’s operating margin percentage was 90% during both fiscal 2005 and 2004. The increase in both revenues and earnings before taxes primarily resulted from a $350 million increase in royalties reported to us by our external licensees and the effect of changing the timing of recognizing royalty revenues in the fourth quarter of fiscal 2004. Royalty revenues recorded in fiscal 2004 excluded $151 million of royalties that were reported by external licensees in the first quarter of fiscal 2004, but estimated and recorded as revenue in the fourth quarter of fiscal 2003. Royalties reported to us by external licensees in fiscal 2005 were $1.64 billion, compared to $1.29 billion in fiscal 2004. The increase in royalties reported to us by external licensees was primarily due to an increase in sales of CDMA products by licensees, resulting from higher worldwide demand for CDMA products at higher average selling prices due primarily to the growth of higher priced WCDMA sales and shifts in the geographic distribution of sales of CDMA products. Revenues from amortized license fees were $69 million in fiscal 2005, as compared to $59 million in fiscal 2004. Other revenues were comprised of intersegment royalties.
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
     QWI’s earnings before taxes for fiscal 2005 were $57 million, compared to $19 million for fiscal 2004. QWI’s operating margin percentage was 9% in fiscal 2005, compared to 3% in fiscal 2004. The increases in QWI earnings before taxes and operating margin percentage were primarily due to a $39 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products.
     During fiscal 2005, QWBS completed the process of moving high-volume, standard product manufacturing to Mexico to reduce manufacturing costs. The low-volume, prototype and new product manufacturing activities remain in San Diego.
     QSI Segment. QSI’s earnings before taxes from continuing operations for fiscal 2005 were $10 million, compared to losses before taxes from continuing operations of $31 million for fiscal 2004. During fiscal 2005, QSI recorded $101 million in realized gains on marketable securities and other investments, compared to $56 million in fiscal 2004. Equity in losses of investees decreased by $43 million primarily due to a decrease in losses incurred by Inquam during fiscal 2005 as compared to fiscal 2004, of which our share was $33 million for fiscal 2005 as compared to $59 million for fiscal 2004. QSI’s earnings before taxes from continuing operations also included a $42 million increase in MediaFLO USA operating expenses.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash and cash equivalents and marketable securities were $9.9 billion at September 24, 2006, an increase of $1.3 billion from September 25, 2005. Our cash and cash equivalents and marketable securities at September 24, 2006 consisted of $3.8 billion held by foreign subsidiaries with the remaining balance of $6.1 billion held domestically. Due to income tax considerations, we derive liquidity for operations primarily from investments held domestically. Cash provided by operating activities was $3.3 billion during fiscal 2006, compared to $2.7 billion during fiscal 2005. The increase was primarily attributable to higher net income (net of non-cash share-based compensation expense) in fiscal 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $692 million during fiscal 2006, compared to $386 million during fiscal 2005.
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. During fiscal 2006, we repurchased and retired 34,000,000 shares of common stock for $1.5 billion. At September 24, 2006, approximately $0.9 billion remained authorized for repurchases under our stock repurchase program, net of put options outstanding. We will continue to actively evaluate repurchases under this program.
     We declared and paid dividends totaling $698 million, $524 million and $307 million, or $0.42, $0.32 and $0.19 per share, during fiscal 2006, 2005 and 2004, respectively. On October 5, 2006, we announced a cash dividend of $0.12 per share on our common stock, payable on January 4, 2007 to stockholders of record as of December 7, 2006. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased by 29% during fiscal 2006. Days sales outstanding, on a consolidated basis, were 29 days at September 24, 2006, compared to 30 days at September 25, 2005. The increase in accounts receivable was primarily due to the increase in revenue in fiscal 2006 as compared to fiscal 2005 and the timing of cash receipts for royalty receivables. The change in days sales outstanding is consistent with the increases in revenue and accounts receivable.
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
     At September 24, 2006, our outstanding contractual obligations included (in millions):
Contractual Obligations
Payments Due By Period

						No
		Fiscal	Fiscal	Fiscal	Beyond	Expiration
	Total	2007	2008-2009	2010-2011	Fiscal 2011	Date
Purchase obligations (1)	$829	$663	$110	$38	$18	$—
Operating leases	291	71	74	49	97	—
Other commitments (2)	42	—	—	—	26	16

Total commitments	1,162	734	184	87	141	16

Capital leases (3)	125	3	6	8	108	—
Other long-term liabilities (4)	47	—	45	—	2	—

Total recorded liabilities	172	3	51	8	110	—

Total	$1,334	$737	$235	$95	$251	$16

(1)	Total purchase obligations include $593 million in commitments to purchase integrated circuit product inventories.

(2)	Certain of these commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 24, 2006.

(4)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.
     Additional information regarding our financial commitments at September 24, 2006 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 4 – Investments in Other Entities and Note 9 – Commitments and Contingencies.”
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We invest our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. Changes in the general level of United States interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. If the general economy were to weaken significantly, the credit profile of issuers of securities held in our investment portfolios could deteriorate, and our investments could lose value. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our interest-bearing securities, the table presents principal cash flows, weighted average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single		Fair
	2007	2008	2009	2010	2011	Thereafter	Maturity	Total	Value
Fixed interest-bearing securities:
Cash and cash equivalents	$482	$—	$—	$—	$—	$—	$—	$482	$482
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$2,138	$436	$238	$39	$12	$10	$267	$3,140	$3,140
Interest rate	4.1%	4.6%	5.2%	5.0%	5.2%	7.3%	4.9%
Non-investment grade	$2	$13	$37	$30	$61	$352	$—	$495	$495
Interest rate	7.2%	5.8%	6.8%	7.7%	7.5%	8.0%
Floating interest-bearing securities:
Cash and cash equivalents	$999	$—	$—	$—	$—	$—	$—	$999	$999
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$157	$116	$192	$52	$3	$87	$348	$955	$955
Interest rate	5.0%	5.3%	5.6%	5.6%	5.8%	5.8%	5.5%
Non-investment grade	$10	$14	$12	$26	$65	$258	$512	$897	$897
Interest rate	6.4%	6.7%	6.6%	6.5%	7.1%	7.1%	7.2%
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.34 billion at September 24, 2006 from $1.16 billion at September 25, 2005. The recorded value of equity mutual fund shares increased to $1.52 billion at September 24, 2006 from $293 million at September 25, 2005. Our diversified investments in companies and industry segments may vary over time, and changes in the concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at September 24, 2006 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $285 million.
     Our strategic investments in other entities consist substantially of investments in private early-stage companies accounted for under the equity and cost methods. Accordingly, we believe that our exposure to market risk from these investments is not material. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures. The recorded values of these strategic investments totaled $93 million at September 24, 2006, compared to $121 million at September 25, 2005.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At September 24, 2006, we had two outstanding put options, enabling holders to purchase 2,000,000 shares of our common stock upon exercise for approximately $89 million (net of the option premiums received). The put option liabilities, with a fair value of $19 million at September 24, 2006, were included in other current liabilities. If the fair value of our common stock at September 24, 2006 decreased by 10%, the amount required to physically settle the put options would exceed the fair value of the shares by $21 million, net of the $6 million in premiums received.
     Additional information regarding our strategic investments is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of foreign currency forward and option contracts. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At September 24, 2006, we had no foreign currency forward contracts outstanding. At September 24, 2006, the net recorded value of our foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products was a liability of $2 million. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $3 million resulting from a decrease in fair value of the portion of our hedges that would be rendered ineffective. See “Notes to Consolidated Financial Statements, Note 1 – The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.
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
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements at September 24, 2006 and September 25, 2005 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-33.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 24, 2006.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of September 24, 2006, as stated in their report which appears on pages F-1 and F-2.
Inherent Limitations Over Internal Controls
     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2007 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the 2007 Proxy Statement under the heading “Executive Compensation and Other Matters.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2007 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the 2007 Proxy Statement under the heading “Certain Transactions.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2007 Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP.”

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits:

Exhibit
Number	Description
2.6	Agreement and Plan of Reorganization, dated as of July 25, 2005, by and among the Company, Fluorite Acquisition Corporation, Quartz Acquisition Corporation, Flarion Technologies, Inc. and QFREP, LLC. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment of Certificate of Designation. (3)

3.4	Amended and Restated Bylaws. (4)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(5)(6)

10.2	1991 Stock Option Plan, as amended.(5)(7)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan.(5)(7)

10.21	Executive Retirement Matching Contribution Plan, as amended.(5)(7)

10.22	1996 Non-qualified Employee Stock Purchase Plan, as amended.(5)(7)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended.(5)(8)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(5)(7)

10.41	2001 Employee Stock Purchase Plan, as amended.(5)(7)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(5)(9)

10.55	2001 Stock Option Plan, as amended.(5)(10)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan.(5)(7)

10.63	Summary of Changes to Non-Employee Director Compensation Program.(5)(11)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended.(5)(12)

10.70	Amended and Restated Rights Agreement dated September 26, 2005 between the Company and Computershare Investor Services LLC, as Rights Agent.(3)

10.71	Voluntary Executive Retirement Contribution Plan, as amended.(5)(13)

10.72	2005 Bonuses and 2006 Annual Base Salary for Named Executive Officers and Summary of 2006 Annual Bonus Program.(5)(14)

10.73	2006 Long-Term Incentive Plan.(2)(5)

10.74	Forms of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan.(2)(5)

Exhibit
Number	Description
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-127725).

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 22, 2006.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(14)	Filed under item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 8, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 2, 2006

QUALCOMM Incorporated
By:	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs	Chief Executive Officer and Director	November 2, 2006
Paul E. Jacobs	(Principal Executive Officer)

/s/ William E. Keitel	Chief Financial Officer	November 2, 2006
William E. Keitel	(Principal Financial and Accounting Officer)

/s/ Irwin Jacobs	Chairman of the Board	November 2, 2006
Irwin Jacobs

/s/ Barbara T. Alexander	Director	November 2, 2006
Barbara T. Alexander

/s/ Richard C. Atkinson	Director	November 2, 2006
Richard C. Atkinson

/s/ Adelia A. Coffman	Director	November 2, 2006
Adelia A. Coffman

/s/ Donald Cruickshank	Director	November 2, 2006
Donald Cruickshank

/s/ Raymond V. Dittamore	Director	November 2, 2006
Raymond V. Dittamore

/s/ Diana Lady Dougan	Director	November 2, 2006
Diana Lady Dougan

/s/ Robert E. Kahn	Director	November 2, 2006
Robert E. Kahn

/s/ Sherry Lansing	Director	November 2, 2006
Sherry Lansing

/s/ Duane A. Nelles	Director	November 2, 2006
Duane A. Nelles

/s/ Peter M. Sacerdote	Director	November 2, 2006
Peter M. Sacerdote

/s/ Brent Scowcroft	Director	November 2, 2006
Brent Scowcroft

/s/ Marc I. Stern	Director	November 2, 2006
Marc I. Stern

/s/ Richard Sulpizio	Director	November 2, 2006
Richard Sulpizio

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     We have completed integrated audits of QUALCOMM Incorporated’s consolidated financial statements and of its internal control over financial reporting as of September 24, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries (the Company) at September 24, 2006 and September 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 24, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Diego, California
November 2, 2006

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 24,	September 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,607	$2,070
Marketable securities	4,114	4,478
Accounts receivable, net	700	544
Inventories	250	177
Deferred tax assets	235	343
Other current assets	143	179

Total current assets	7,049	7,791
Marketable securities	4,228	2,133
Property, plant and equipment, net	1,482	1,022
Goodwill	1,230	571
Deferred tax assets	512	444
Other assets	707	518

Total assets	$15,208	$12,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$420	$376
Payroll and other benefits related liabilities	273	196
Unearned revenue	197	163
Other current liabilities	532	335

Total current liabilities	1,422	1,070
Unearned revenue	141	146
Other liabilities	239	144

Total liabilities	1,802	1,360

Commitments and contingencies (Notes 4 and 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 24, 2006 and September 25, 2005	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,652 and 1,640 shares issued and outstanding at September 24, 2006 and September 25, 2005	—	—
Paid-in capital	7,242	6,753
Retained earnings	6,100	4,328
Accumulated other comprehensive income	64	38

Total stockholders’ equity	13,406	11,119

Total liabilities and stockholders’ equity	$15,208	$12,479

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
Revenues:
Equipment and services	$4,776	$3,744	$3,514
Licensing and royalty fees	2,750	1,929	1,366

Total revenues	7,526	5,673	4,880

Operating expenses:
Cost of equipment and services revenues	2,182	1,645	1,484
Research and development	1,538	1,011	720
Selling, general and administrative	1,116	631	547

Total operating expenses	4,836	3,287	2,751

Operating income	2,690	2,386	2,129

Investment income, net (Note 5)	466	423	184

Income from continuing operations before income taxes	3,156	2,809	2,313
Income tax expense	(686)	(666)	(588)

Income from continuing operations	2,470	2,143	1,725

Discontinued operations (Note 12):
Loss from discontinued operations before income taxes	—	—	(10)
Income tax benefit	—	—	5

Loss from discontinued operations	—	—	(5)

Net income	$2,470	$2,143	$1,720

Basic earnings per common share from continuing operations	$1.49	$1.31	$1.07
Basic loss per common share from discontinued operations	—	—	(0.01)

Basic earnings per common share	$1.49	$1.31	$1.06

Diluted earnings per common share from continuing operations	$1.44	$1.26	$1.03
Diluted loss per common share from discontinued operations	—	—	—

Diluted earnings per common share	$1.44	$1.26	$1.03

Shares used in per share calculations:
Basic	1,659	1,638	1,616

Diluted	1,711	1,694	1,675

Dividends per share announced	$0.42	$0.32	$0.19

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004 (revised)
Operating Activities:
Net income	$2,470	$2,143	$1,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	200	171
Net realized gains on marketable securities and other investments	(136)	(179)	(88)
Share-based compensation expense	495	—	—
Incremental tax benefits from stock options exercised	(403)	—	—
Losses (gains) on derivative instruments	29	(33)	(7)
Other-than-temporary losses on marketable securities and other investments	24	14	12
Equity in losses of investees	29	28	72
Non-cash income tax expense	514	498	419
Gain on disposal of discontinued operations (Note 12)	—	—	(7)
Other items, net	(28)	—	23
Changes in assets and liabilities, net of effects of acquisitions (Note 11):
Accounts receivable, net	(133)	35	(96)
Inventories	(71)	(23)	(48)
Other assets	15	(74)	56
Trade accounts payable	51	57	154
Payroll, benefits and other liabilities	96	49	146
Unearned revenue	29	(29)	(58)

Net cash provided by operating activities	3,253	2,686	2,469

Investing Activities:
Capital expenditures	(685)	(576)	(333)
Purchases of available-for-sale securities	(12,517)	(8,055)	(8,372)
Proceeds from sale of available-for-sale securities	10,853	8,072	5,026
Purchases of held-to-maturity securities	—	—	(184)
Maturities of held-to-maturity securities	130	10	401
Collection of finance receivables	—	2	196
Cash paid in connection with sale of Vésper Operating Companies (Note 12)	—	—	(48)
Proceeds from sale of the Vésper Towers (Note 12)	—	—	45
Other investments and acquisitions, net of cash acquired	(407)	(249)	(70)
Other items, net	3	20	12

Net cash used by investing activities	(2,623)	(776)	(3,327)

Financing Activities:
Proceeds from issuance of common stock	692	386	330
Incremental tax benefits from stock options exercised	403	—	—
Repurchase and retirement of common stock	(1,500)	(953)	—
Proceeds from put options	11	37	5
Dividends paid	(698)	(524)	(308)

Net cash (used) provided by financing activities	(1,092)	(1,054)	27

Effect of exchange rate changes on cash	(1)	—	—

Net (decrease) increase in cash and cash equivalents	(463)	856	(831)
Cash and cash equivalents at beginning of year	2,070	1,214	2,045

Cash and cash equivalents at end of year	$1,607	$2,070	$1,214

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other	Total
	Common Stock	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 28, 2003	1,597	$6,325	$1,297	$(24)	$7,598

Components of comprehensive income:
Net income	—	—	1,720	—	1,720
Foreign currency translation	—	—	—	56	56
Unrealized net gains on securities, net of income taxes of $20	—	—	—	29	29
Reclassification adjustment for net realized gains on securities included in net income, net of income taxes of $35	—	—	—	(53)	(53)
Other	—	—	—	7	7

Total comprehensive income					1,759

Exercise of stock options	36	284	—	—	284
Tax benefit from exercise of stock options	—	285	—	—	285
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	46	—	—	46
Dividends	—	—	(308)	—	(308)

Balance at September 26, 2004	1,635	6,940	2,709	15	9,664

Components of comprehensive income:
Net income	—	—	2,143	—	2,143
Unrealized net gains on securities and derivative instruments, net of income taxes of $84	—	—	—	119	119
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $73	—	—	—	(109)	(109)
Other				13	13

Total comprehensive income					2,166

Exercise of stock options	30	348	—	—	348
Tax benefit from exercise of stock options	—	346	—	—	346
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	56	—	—	56
Repurchase and retirement of common stock	(27)	(953)	—	—	(953)
Dividends	—	—	(524)	—	(524)
Value of options exchanged for acquisitions	—	19	—	—	19
Deferred stock-based compensation from acquisitions	—	(3)	—	—	(3)

Balance at September 25, 2005	1,640	6,753	4,328	38	11,119

Components of comprehensive income:
Net income	—	—	2,470	—	2,470
Unrealized net gains on securities and derivative instruments, net of income taxes of $65	—	—	—	104	104
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $56	—	—	—	(89)	(89)
Other	—	—	—	11	11

Total comprehensive income					2,496

Exercise of stock options	36	608	—	—	608
Tax benefit from exercise of stock options	—	394	—	—	394
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	71	—	—	71
Share-based compensation	—	496	—	—	496
Repurchase and retirement of common stock	(34)	(1,473)	—	—	(1,473)
Dividends	—	—	(698)	—	(698)
Value of common stock issued for acquisition	8	353	—	—	353
Value of options exchanged for acquisitions	—	40	—	—	40

Balance at September 24, 2006	1,652	$7,242	$6,100	$64	$13,406

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Its Significant Accounting Policies
     The Company. QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services. The Company is a leading developer and supplier of Code Division Multiple Access (CDMA)-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products to wireless device and infrastructure manufacturers. The Company also manufactures and sells products based upon Orthogonal Frequency Division Multiplexing Access (OFDMA) technology, e.g. FLASH-OFDM. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. Currently, the vast majority of the Company’s license fees and royalty revenue is comprised of fees and royalties from companies selling wireless products incorporating the Company’s CDMA technologies, but the Company has also licensed its patented OFDMA technology. The Company provides satellite- and terrestrial-based two-way data messaging and position reporting services for transportation companies, private fleets, construction equipment fleets and other enterprise companies. The Company provides the BREW (Binary Runtime Environment for Wireless) product and services to wireless network operators, handset manufacturers and application developers and support for developing and delivering over-the-air wireless applications and services. The Company also makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and Internet data communications.
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
     The Company deconsolidated the Vésper Operating Companies and the Vésper Towers during fiscal 2004 as a result of their sale (Note 12). Results of operations related to the Vésper Operating Companies and the Vésper Towers are presented as discontinued operations.
     Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The Company’s consolidated statement of cash flows for fiscal 2004 has been revised to combine cash flows from discontinued operations with cash flows from continuing operations. Cash flows from discontinued operations were previously aggregated and reported in a separate line item in the statement of cash flows. Certain other prior year amounts have been reclassified to conform to the current year presentation.
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004 each included 52 weeks.
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
     The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, Wideband CDMA (WCDMA), CDMA Time Division

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Duplex (TDD) and/or OFDMA standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. The Company earns royalties on such licensed CDMA products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. During the periods preceding the fourth quarter of fiscal 2004, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Not all royalties earned were estimated.
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
     The Company recognizes revenues allocated to certain satellite and terrestrial-based two-way data messaging and position reporting hardware using the residual method. Revenues from such sales are recorded at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met.
     Revenues from long-term contracts are generally recognized using the percentage-of-completion method of accounting, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Billings on uncompleted contracts in excess of incurred cost and accrued profit are classified as unearned revenue in the Company’s consolidated balance sheets. Estimated contract losses are recognized when determined. If substantive uncertainty related to customer acceptance exists or the contract’s duration is relatively short, the Company uses the completed-contract method.
     The Company provides both perpetual and renewable time-based software licenses. Revenues from software license fees are recognized when all of the following criteria are met: the written agreement is executed; the software is delivered; the license fee is fixed and determinable; collectibility of the license fee is probable; and if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element arrangements, including post-contract customer support. When contracts contain multiple elements wherein vendor-specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements and defers revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until remaining obligations have been satisfied, or if the only undelivered element is post-contract customer support and vendor specific objective evidence of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Judgments and estimates are made in connection with the recognition of software license revenue, which may include assessments of collectibility, the fair value of deliverable elements and the implied support period. The amount or timing of the Company’s software license revenue may differ as a result of changes in these judgments or estimates.
     The Company records reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are estimates, which are based on

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a number of factors, including the Company’s assumptions related to historical and projected customer sales volumes and the contractual provisions of the customer agreements.
     Unearned revenue consists primarily of fees related to software products, license fees for intellectual property and hardware products sales with continuing performance obligations.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations. Revenues from three customers of the Company’s QCT, QTL and QWI segments, each comprised an aggregate of 13% of total consolidated revenues in fiscal 2006, compared to 15%, 13% and 11% of total consolidated revenues in fiscal 2005 and 15%, 15% and 10% of total consolidated revenues in fiscal 2004. Aggregated accounts receivable from these three customers comprised 45% of gross accounts receivable at September 24, 2006 and September 25, 2005.
     Revenues from international customers were approximately 87%, 82% and 79% of total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.
     Cost of Equipment and Services Revenues. Cost of equipment and services revenues is primarily comprised of the cost of equipment revenues, the cost of messaging services revenues and the cost of development and other services revenues. Cost of equipment revenues consists of the cost of equipment sold and sustaining engineering costs, including personnel and related costs. Cost of messaging services revenues consists principally of satellite transponder costs, network operations expenses, including personnel and related costs, depreciation and airtime charges by telecommunications operators. Cost of development and other services revenues primarily includes personnel costs and related expenses.
     Research and Development. Costs incurred in research and development activities are expensed as incurred, except certain software development costs capitalized after technological feasibility of the software is established.
     Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
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
     The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. As part of its assessment of potential adjustments to its tax returns, the Company increases its current tax liability to the extent an adjustment would result in a cash tax payment or decreases its deferred tax assets to the extent an adjustment would not result in a cash tax payment. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.
     Due to the adoption of the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (FAS 123R) beginning September 26, 2005, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from September 26, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general, analyst recommendations, any news that has been released specific to the investee and the outlook for the overall industry in which the investee operates. The Company also reviews the financial statements of the investee to determine if the investee is experiencing financial difficulties and considers new products/services that the investee may have forthcoming that will improve its operating results. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).
     Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g. bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
     Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventory is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
     Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Buildings and building improvements are depreciated over 30 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 15 years. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of capital leased assets is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.
     Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
     Investments in Other Entities. The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless operators that promote the worldwide deployment of CDMA systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The cost method is also used to account for investments that are not in-substance common stock. The Company uses the equity method to account for investments in common stock or in-substance common

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock of corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence, and in partnerships and limited liability corporations that do maintain specific ownership accounts in which it has other than minor to 50% ownership interests. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company’s equity in net earnings or losses of its investees are recorded one month in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s consolidated financial statements.
     The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, as well as liquidity and cash position, including its cash burn rate, market acceptance of the investee’s products/services as well as any new products or services that may be forthcoming, any significant news that has been released specific to the investee or the investee’s competitors and/or industry and the outlook for the overall industry in which the investee operates. From time to time, the Company may consider third party evaluations, valuation reports or advice from investment banks. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).
     Derivatives. The Company may enter into foreign currency forward and option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from changes in the fair values of foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income as gains (losses) on derivative instruments, net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The Company had no outstanding forward contracts at September 24, 2006 and September 25, 2005. The value of the Company’s foreign currency option contracts recorded in other current assets was $1 million and $16 million at September 24, 2006 and September 25, 2005, respectively, and the value recorded in other current liabilities was $3 million at September 24, 2006, all of which were designated as cash-flow hedging instruments.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. The value of the put options recorded in other current liabilities was $19 million and $7 million at September 24, 2006 and September 25, 2005, respectively.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual testing for fiscal 2006, 2005 and 2004 and determined that its recorded goodwill was not impaired.
     Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers. Software development costs are amortized on a straight-line basis over the estimated economic life of the software, ranging from less than one year to three years, taking into account such factors as the effects of obsolescence, technological advances and competition. The weighted-average amortization period for capitalized software was three years and one year at September 24, 2006 and September 25, 2005, respectively. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from less than one year to 28 years.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows:

	September 24,	September 25,
	2006	2005
Wireless licenses	15 years	15 years
Marketing-related	19 years	18 years
Technology-based	15 years	9 years
Customer-related	7 years	7 years
Other	28 years	28 years
Total intangible assets	15 years	13 years
     Changes in the weighted-average amortization periods of technology-based intangible assets from fiscal 2005 to 2006 resulted from additions to intangible assets related to acquisitions (Note 11).
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
     Litigation. The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be reasonably estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates.
     Share-Based Payments. On September 26, 2005, the Company adopted FAS 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using a modified prospective application. Accordingly, prior periods have not been revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of FAS 123R.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted-average estimated fair value of employee stock options granted during fiscal 2006 was $15.73 per share using the binomial model with the following weighted-average assumptions (annualized percentages) for fiscal 2006:

Volatility	30.7%
Risk-free interest rate	4.6%
Dividend yield	1.0%
Post-vesting forfeiture rate	6.0%
Suboptimal exercise factor	1.7
     The Company used the implied volatility of market-traded options in the Company’s stock for the expected volatility assumption, consistent with the guidance in FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The Company utilized the term structure of volatility up to approximately two years, and the implied volatility of the option with the longest time to maturity was used for the expected volatility estimates for periods beyond two years. Prior to fiscal 2006, the Company had used a combination of its historical stock price and implied volatility in accordance with FAS 123 for purposes of its pro forma information. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e. the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted during fiscal 2006 derived from the binomial model was 5.8 years.
     As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% in the year ended September 24, 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the effect of such forfeitures as the forfeitures occur. The Company will continue to evaluate the appropriateness of this assumption. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for fiscal 2006 was comprised as follows (in millions, except per share data):

Year Ended
September 24,
2006
Cost of equipment and services revenues	$41
Research and development	216
Selling, general and administrative	238

Share-based compensation expense before taxes	495
Related income tax benefits	(175)

Share-based compensation expense, net of taxes	$320

Net share-based compensation expense, per common share:
Basic	$0.19

Diluted	$0.19

     The Company recorded $86 million in share-based compensation expense during fiscal 2006 related to share-based awards granted during fiscal 2006. In addition, for fiscal 2006, the adoption of FAS 123R resulted in a reclassification to reduce net cash provided by operating activities by $403 million, with an offsetting increase in net cash provided by financing activities, related to incremental tax benefits from stock options exercised in the period.
Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e. the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.
     The weighted-average estimated fair value of employee stock options granted during fiscal 2005 and 2004 was $14.80 and $13.92 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the same periods:

	2005	2004
Risk-free interest rate	3.9%	3.8%
Volatility	36.5%	53.2%
Dividend yield	0.8%	0.6%
Expected life (years)	6.0	6.0
     For purposes of pro forma disclosures under FAS 123, the estimated fair value of share-based payments is assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	September 25,	September 26,
	2005	2004
Net income, as reported	$2,143	$1,720
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	2	—
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(305)	(281)

Pro forma net income	$1,840	$1,439

Earnings per common share:
Basic — as reported	$1.31	$1.06

Basic — pro forma	$1.12	$0.89

Diluted — as reported	$1.26	$1.03

Diluted — pro forma	$1.09	$0.86

     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations. During both fiscal 2006 and 2005, net foreign currency transaction gains included in the Company’s statement of operations were $1 million. During fiscal 2004, net foreign currency transaction losses included in the Company’s consolidated statements of operations were $1 million.
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
     The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statement of operations when marketable securities are sold or derivative instruments are settled.
     Components of accumulated other comprehensive income consisted of the following (in millions):

	September 24,	September 25,
	2006	2005
Unrealized gains on marketable securities and derivative instruments, net of income taxes	$87	$60
Foreign currency translation	(23)	(22)

	$64	$38

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2006, 2005 and 2004 were approximately 51,835,000, 56,127,000 and 58,686,000, respectively.
     Employee stock options to purchase approximately 54,541,000, 33,660,000 and 40,221,000 shares of common stock during fiscal 2006, 2005 and 2004, respectively, were outstanding but not included in the computation of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
diluted earnings per common share because the effect on dilutive earnings per share would be anti-dilutive. Put options outstanding during 2005 and 2004 to purchase a weighted-average 13,000,000 and 3,000,000 shares of common stock, respectively, were not included in the earnings per common share computation for fiscal 2005 and 2004 because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 7).
     Future Accounting Requirements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
Note 2. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Held-to-maturity:
Government-sponsored enterprise securities	$—	$60	$—	$—
Corporate bonds and notes	—	70	—	—

	—	130	—	—

Available-for-sale:
U.S. Treasury securities	73	151	—	—
Government-sponsored enterprise securities	667	704	—	—
Municipal bonds	5	10	—	—
Foreign government bonds	17	17	—	—
Corporate bonds and notes	2,693	2,645	23	14
Mortgage- and asset-backed securities	617	767	—	—
Non-investment grade debt securities	24	24	1,368	694
Equity mutual funds	—	—	1,519	293
Equity securities	18	30	1,318	1,132

	4,114	4,348	4,228	2,133

	$4,114	$4,478	$4,228	$2,133

     As of September 24, 2006, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less than	One to	Five to	Greater than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$2,294	$1,358	$679	$27	$1,129	$5,487

     Securities with no single maturity date include mortgage- and asset-backed securities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Available-for-sale securities were comprised as follows (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 24, 2006
Equity securities	$2,693	$194	$(32)	$2,855
Debt securities	5,500	11	(24)	5,487

Total	$8,193	$205	$(56)	$8,342

September 25, 2005
Equity securities	$1,353	$131	$(29)	$1,455
Debt securities	5,039	14	(27)	5,026

Total	$6,392	$145	$(56)	$6,481

     The Company had no held-to-maturity debt securities at September 24, 2006. The fair values of held-to-maturity debt securities at September 25, 2005 approximate cost.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross	Gross	Net
	Realized	Realized	Realized
Fiscal Year	Gains	Losses	Gains
2006	$176	$(47)	$129
2005	198	(31)	167
2004	105	(17)	88
     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at September 24, 2006 (in millions):

	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$19	$—
Government-sponsored enterprise securities	82	—	80	(1)
Foreign government bonds	—	—	10	—
Corporate bonds and notes	515	(1)	407	(4)
Mortgage- and asset-backed securities	132	(1)	150	(3)
Non-investment grade debt securities	952	(10)	61	(3)
Equity mutual funds	382	(13)	—	—
Equity securities	288	(15)	5	(1)

	$2,351	$(40)	$732	$(12)

     Investment Grade Debt Securities. The Company’s investments in investment grade debt securities consist primarily of investments in certificates of deposit, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds, mortgage- and asset-backed securities and corporate bonds and notes. The unrealized losses on the Company’s investments in investment grade debt securities were caused by interest rate increases. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at September 24, 2006.
     Non-Investment Grade Debt Securities. The Company’s investments in non-investment grade debt securities consist primarily of investments in corporate bonds and secured bank loans. The unrealized losses on the Company’s investment in non-investment grade debt securities were caused by credit quality and industry- or company-specific events. Because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at September 24, 2006.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Marketable Equity Securities. The Company’s investments in marketable equity securities consist primarily of investments in common stock of large companies and equity mutual funds. The unrealized losses on the Company’s investment in marketable equity securities were caused by overall equity market volatility and industry-specific events. The duration and severity of the unrealized losses in relation to the carrying amounts of the individual investments were consistent with typical equity market volatility. Current market forecasts support a recovery of fair value up to (or beyond) the cost of the investment within a reasonable period of time. Accordingly, the Company considered these unrealized losses to be temporary at September 24, 2006.
Note 3. Composition of Certain Financial Statement Captions
     Accounts Receivable.

	September 24,	September 25,
	2006	2005
	(In millions)
Trade, net of allowances for doubtful accounts of $1 and $2, respectively	$632	$506
Long-term contracts	44	26
Other	24	12

	$700	$544

     Inventories.

	September 24,	September 25,
	2006	2005
	(In millions)
Raw materials	$30	$23
Work-in-process	13	6
Finished goods	207	148

	$250	$177

     Property, Plant and Equipment.

	September 24,	September 25,
	2006	2005
	(In millions)
Land	$76	$65
Buildings and improvements	853	616
Computer equipment	659	520
Machinery and equipment	764	544
Furniture and office equipment	43	33
Leasehold improvements	171	107

	2,566	1,885

Less accumulated depreciation and amortization	(1,084)	(863)

	$1,482	$1,022

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2006, 2005 and 2004 was $239 million, $177 million and $140 million, respectively. The net book values of property under capital leases included in buildings and improvements were $58 million and $2 million at September 24, 2006 and September 25, 2005, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions for the years ended September 24, 2006 and September 25, 2005 were $56 million and $3 million, respectively. There were no capital lease additions in the year ended September 26, 2004.
     At September 24, 2006 and September 25, 2005, buildings and improvements and leasehold improvements with a net book value of $19 million and $36 million, respectively, including accumulated depreciation and amortization of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$15 million and $30 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in each of the next three years from fiscal 2007 to 2009 are $5 million, $4 million and $1 million, respectively.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill (Note 10). The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments at September 24, 2006 as follows: $339 million in QUALCOMM CDMA Technologies, $687 million in QUALCOMM Technology Licensing, $76 million in QUALCOMM Wireless & Internet, and $128 million in QUALCOMM MEMS Technology (a nonreportable segment included in reconciling items in Note 10). The increase in goodwill from September 25, 2005 to September 24, 2006 was the result of the Company’s business acquisitions (Note 11), partially offset by currency translation adjustments.
     The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	September 24, 2006		September 25, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$238	$(22)	$164	$(17)
Marketing-related	21	(11)	21	(9)
Technology-based	257	(43)	116	(48)
Customer-related	6	(2)	17	(13)
Other	7	(1)	7	(1)

	$529	$(79)	$325	$(88)

     All of the Company’s purchased intangible assets other than certain wireless licenses in the amount of $157 million and goodwill are subject to amortization. Amortization expense related to these intangible assets for fiscal 2006, 2005 and 2004 was $32 million, $19 million and $18 million, respectively, and is expected to be $31 million in fiscal 2007, $27 million in fiscal 2008, $26 million in fiscal 2009, $24 million in fiscal 2010, $23 million in fiscal 2011 and $162 million thereafter.
     Capitalized software development costs, which are included in other assets, were $27 million and $43 million at September 24, 2006 and September 25, 2005, respectively. Accumulated amortization on capitalized software was $27 million and $42 million at September 24, 2006 and September 25, 2005, respectively. Amortization expense related to capitalized software for fiscal 2006, 2005 and 2004 was $1 million, $4 million and $13 million, respectively.
Note 4. Investments in Other Entities
     The Company and another investor (the Other Investor) own minority interests in Inquam Limited (Inquam), the owner of a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company recorded $20 million, $33 million and $59 million in equity in losses of Inquam during fiscal 2006, 2005 and 2004, respectively, including a $12 million loss resulting from Inquam’s restructuring during fiscal 2006. At September 24, 2006 and September 25, 2005, the Company’s equity and debt investments in Inquam and the Portugal Companies totaled $5 million and $26 million, respectively, net of equity in losses. The Company and the Other Investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $53 million. The fair value of this obligation, which is insignificant, has been recorded in the financial statements. The guarantee expires and the facilities mature on December 25, 2011.
     Other. Other strategic equity investments as of September 24, 2006 and September 25, 2005 totaled $89 million and $96 million, respectively, including $73 million and $59 million, respectively, accounted for using the cost method. Differences between the carrying amounts of certain other strategic equity method investments and the Company’s underlying equity in the net assets of those investees were not significant at September 24, 2006 and September 25, 2005. At September 24, 2006, effective ownership interests in these investees ranged from approximately 19% to 50%. Funding commitments related to these investments totaled $16 million at September 24,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2006, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions. As such, actual equity funding may be in lesser amounts.
Note 5. Investment Income (Expense)
     Investment income (expense) was comprised as follows (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
Interest and dividend income	$416	$256	$175
Interest expense	(4)	(3)	(2)
Net realized gains on marketable securities	129	167	88
Net realized gains on other investments	7	12	—
Other-than-temporary losses on marketable securities	(20)	(13)	(12)
Other-than-temporary losses on other investments	(4)	(1)	—
(Losses) gains on derivative instruments	(29)	33	7
Equity in losses of investees	(29)	(28)	(72)

	$466	$423	$184

Note 6. Income Taxes
     The components of the income tax provision were as follows (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
Current provision:
Federal	$299	$77	$115
State	88	42	60
Foreign	156	140	157

	543	259	332

Deferred provision:
Federal	165	398	227
State	(23)	9	29
Foreign	1	—	—

	143	407	256

	$686	$666	$588

     The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
     The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
United States	$1,445	$1,570	$1,571
Foreign	1,711	1,239	742

	$3,156	$2,809	$2,313

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
Expected income tax provision at federal statutory tax rate	$1,105	$983	$809
State income tax provision, net of federal benefit	168	109	91
One-time dividend	—	35	—
Foreign income taxed at other than U.S. rates	(525)	(290)	(215)
Valuation allowance	(46)	(78)	(44)
Tax credits	(46)	(66)	(49)
Other	30	(27)	(4)

Income tax expense	$686	$666	$588

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $2.7 billion of undistributed earnings from certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. On October 22, 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. The Jobs Creation Act created a temporary incentive for corporations in the United States to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, the Company repatriated approximately $0.5 billion of foreign earnings qualifying for the special incentive under the Jobs Creation Act and recorded a related expense of approximately $35 million for federal and state income tax liabilities. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.
     During fiscal 2006, the Internal Revenue Service and the California Franchise Tax Board completed audits of the Company’s tax returns for fiscal 2001 and 2002, resulting in adjustments to the Company’s net operating loss and credit carryover amounts for those years. The tax provision was reduced by $73 million during fiscal 2006 to reflect the expected impacts of the audits on both the reviewed and open tax years.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company had net deferred tax assets and deferred tax liabilities as follows (in millions):

	September 24,	September 25,
	2006	2005
Accrued liabilities, reserves and other	$169	$191
Share-based compensation	164	—
Capitalized start-up and organizational costs	46	—
Deferred revenue	55	76
Unrealized losses on marketable securities	43	5
Unused net operating losses	59	13
Capital loss carryover	82	161
Tax credits	129	346
Unrealized losses on investments	145	137
Property, plant and equipment	—	8
Other basis differences	22	—

Total gross deferred assets	914	937
Valuation allowance	(22)	(69)

Total net deferred assets	$892	$868

Purchased intangible assets	(79)	(17)
Deferred contract costs	(6)	(18)
Unrealized gains on marketable securities	(67)	(50)
Property, plant and equipment	(10)	—
Other basis differences	—	(1)

Total deferred liabilities	$(162)	$(86)

     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of September 24, 2006, the Company has provided a valuation allowance on net capital losses of $16 million. The valuation allowance related to capital losses reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     At September 24, 2006 and September 25, 2005, the Company had federal, state and foreign taxes payable of approximately $137 million and $69 million, respectively, included in other current liabilities.
     At September 24, 2006, the Company had unused federal income tax credits of $534 million, with $522 million expiring from 2012 through 2026, and state income tax credits of $96 million, which do not expire. The Company does not expect its federal income tax credits to expire unused.
     Cash amounts paid for income taxes, net of refunds received, were $172 million, $168 million and $127 million for fiscal 2006, 2005 and 2004, respectively. The income taxes paid primarily relate to foreign withholding taxes.
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 24, 2006 and September 25, 2005, no shares of preferred stock were outstanding.
     Preferred Share Purchase Rights Agreement. The Company has a Preferred Share Purchase Rights Agreement (Rights Agreement) to protect stockholders’ interests in the event of a proposed takeover of the Company. Under the original Rights Agreement, adopted on September 26, 1995, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Agreement, as amended and restated on September 26, 2005, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, subject to adjustment for subsequent stock splits, at a purchase price of $180. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock without Board approval. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice-such purchase price. The Rights, which expire on September 25, 2015, are redeemable in whole, but not in part, at the Company’s option prior to the time such Rights are triggered for a price of $0.001 per Right.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. The $2.5 billion stock repurchase program replaced a $2.0 billion stock repurchase program, of which approximately $1.0 billion remained authorized for repurchases. During fiscal 2006 and 2005, the Company repurchased and retired 34,000,000 shares and 27,083,000 of common stock for $1.5 billion and $953 million, respectively, excluding $5 million of premiums received related to put options that were exercised in fiscal 2006. The Company did not repurchase any of the Company’s common stock during fiscal 2004. At September 24, 2006, approximately $0.9 billion remained authorized for repurchases under the stock repurchase program, net of put options outstanding.
     In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2006, 2005 and 2004. At September 24, 2006, the Company had two outstanding put options enabling holders to sell 2,000,000 shares of the Company’s common stock to the Company for approximately $89 million (net of the put option premiums received), and the recorded values of the put option liabilities totaled $19 million. In October 2006, one of the put options was exercised, and the Company repurchased and retired 1,000,000 shares of its common stock for approximately $45 million (net of the put option premium received). Upon repurchase, the shares were retired. The remaining put option, with an expiration date in November 2006, may require the Company to repurchase 1,000,000 shares of its common stock for approximately $45 million (net of the put option premium received). Any shares purchased upon the exercise of the put option will be retired. During fiscal 2006, the Company recognized $29 million in investment losses due to net increases in the fair values of put options, net of premiums received of $11 million. During fiscal 2005 and 2004, the Company recognized gains of $31 million and $5 million, respectively, in investment income due to decreases in the fair values of put options, including premiums received of $15 million and $5 million, respectively.
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.035 to $0.05 on March 2, 2004, from $0.05 to $0.07 on July 13, 2004, from $0.07 to $0.09 on March 8, 2005, and from $0.09 to $0.12 on March 7, 2006. Cash dividends announced in fiscal 2006, 2005 and 2004 were as follows (in millions, except per share data):

	2006		2005		2004
	Per Share	Total	Per Share	Total	Per Share		Total
First quarter	$0.09	$148	$0.07	$115	$0.07	(a)	$112
Second quarter	0.09	150	0.07	115	0.05		81
Third quarter	0.12	202	0.09	147	—	(b)	—
Fourth quarter	0.12	198	0.09	147	0.07		114

Total	$0.42	$698	$0.32	$524	$0.19		$307

(a)	In the first quarter of fiscal 2004, the Company announced two dividends of $0.035 per share which were paid in the first and second quarters of fiscal 2004.

(b)	The Company paid a dividend of $0.05 per share in the third quarter of fiscal 2004 that had been announced in the second quarter of fiscal 2004.
     On October 5, 2006, the Company announced a cash dividend of $0.12 per share on the Company’s common stock, payable on January 4, 2007 to stockholders of record as of December 7, 2006, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2007.
Note 8. Employee Stock Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2006, 2005 and 2004 was $33 million, $27 million and $21 million, respectively.
     Equity Compensation Plans. The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     During fiscal 2006, the Company assumed a total of approximately 3,530,000 outstanding stock options under the Flarion Technologies, Inc. 2000 Stock Option and Restricted Stock Purchase Plan, the Berkana Wireless Inc. 2002 Stock Plan and 2002 Executive Stock Plan and under the Qualphone Inc. 2004 Equity Incentive Plan (the Assumed Plans), as amended, as a result of the acquisitions (Note 11). The Assumed Plans were suspended on the dates of acquisition, and no additional shares may be granted under those plans. The Assumed Plans provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.
     Information under FAS 123R for Fiscal 2006
     A summary of stock option transactions for all stock option plans follows:

			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(Years)	(In billions)
Outstanding at September 25, 2005	202,794	$24.35
Options granted	34,977	45.69
Options assumed (1)	3,530	21.15
Options cancelled/forfeited/expired	(3,057)	35.08
Options exercised	(36,389)	16.71

Outstanding at September 24, 2006	201,855	$29.20	6.15	$2.2

Exercisable at September 24, 2006	121,872	$24.42	4.76	$1.8

(1)	Represents activity related to options that were assumed as a result of acquisitions (Note 11).
Net stock options, after forfeitures and cancellations, granted during fiscal 2006, 2005 and 2004 represented 1.9%, 1.8% and 1.7% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during fiscal 2006, 2005 and 2004 represented 2.1%, 2.1% and 1.9%, respectively, of outstanding shares as of the end of each fiscal year.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. At September 24, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 1.7 years. Total share-based compensation cost capitalized as part of inventory and fixed assets was $1 million during fiscal 2006. The total intrinsic value of stock options exercised during fiscal 2006 was $1.1 billion. The Company recorded cash received from the exercise of stock options of $608 million and related tax benefits of $421 million during fiscal 2006. Upon option exercise, the Company issues new shares of stock.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Additional information about stock options outstanding at September 24, 2006 with exercise prices less than or above $37.86 per share, the closing price at September 24, 2006, follows (number of shares in thousands):

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
Stock Options	of Shares	Price	of Shares	Price	of Shares	Price
Less than $37.86	98,804	$19.59	37,751	$26.57	136,555	$21.52
Above $37.86	23,068	45.10	42,232	45.36	65,300	45.27

Total outstanding	121,872	$24.42	79,983	$36.49	201,855	$29.20

     Information under FAS 123 for Periods Prior to Fiscal 2006
     A summary of stock option transactions for all stock option plans follows (number of shares in thousands):

		Options Outstanding
	Shares		Exercise Price Per Share
	Available	Number		Weighted
	for Grant	of Shares	Range	Average
Balance at September 28, 2003	23,746	212,972	$0.07 to $86.19	$17.28
Additional shares reserved	64,000	—	—	—
Options granted	(31,252)	31,252	21.50 to 40.40	27.19
Options cancelled	4,420	(4,420)	2.30 to 70.00	28.15
Options exercised	—	(36,220)	0.14 to 37.34	7.85

Balance at September 26, 2004	60,914	203,584	$0.07 to $86.19	$20.25
Additional shares reserved (1)	765	—	—	—
Options assumed (1)	(765)	765	0.09 to 38.48	24.32
Plan shares expired (2)	(57)	—	—	—
Options granted	(34,434)	34,434	33.01 to 44.55	38.51
Options cancelled	5,821	(5,821)	1.60 to 70.00	31.16
Options exercised	—	(30,168)	0.07 to 43.00	11.52

Balance at September 25, 2005	32,244	202,794	$0.09 to $86.19	$24.35

(1)	Represents activity related to options that were assumed as a result of acquisitions (Note 11).

(2)	Represents shares available for future grant cancelled pursuant to the Iridigm and Spike acquisitions.
     There were approximately 124,491,000 options exercisable with a weighted average exercise price of $21.11 per share at September 25, 2005. There were approximately 124,650,000 options exercisable with a weighted average exercise price of $17.41 per share at September 26, 2004.
     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During fiscal 2006, 2005 and 2004, approximately 2,220,000, 1,786,000 and 2,205,000 shares were issued under the plans at an average price of $31.10, $29.63 and $18.60 per share, respectively. At September 24, 2006, approximately 13,226,000 shares were reserved for future issuance.
     At September 24, 2006, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $7 million. The Company recorded cash received from the exercise of purchase rights of $69 million during fiscal 2006.
     Executive Retirement Plans. The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
minimum participation or service requirements and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. During fiscal 2006, 2005 and 2004, approximately 47,000, 92,000 and 108,000 shares, respectively, were allocated under the plans. The Company recorded $2 million, $3 million and $5 million in compensation expense during fiscal 2006, 2005 and 2004, respectively, related to its net matching contributions to the plans.
Note 9. Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM Incorporated and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While the Company has already obtained a verdict of non-infringement of Zoltar’s patents, the Company’s additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents were set to be retried in the same Court on October 10, 2006. However, Zoltar has informed the Court that it will covenant not to sue the Company or SnapTrack on the patents. The final form of dismissal and judgment in favor of the Company and SnapTrack remains to be determined.
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
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom has filed notice of appeal. Discovery is underway in one of the Central District Court patent actions, with trial scheduled for May 2007. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case now contains additional related claims filed by the Company and Broadcom. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. On October 10, 2006, the Administrative Law Judge (ALJ) issued an interim decision in which he recommended against any downstream remedies, and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The Company will petition the Commission for review of at least the limited infringement findings and patent validity findings.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. That action is scheduled for trial in January 2007. On March 24, 2006, the Company filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated QUALCOMM confidential and trade secret information relating to QUALCOMM’s WCDMA

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
baseband chips, and relating to the Company’s multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings. Broadcom counterclaimed with the assertion of two patents. On October 27, 2006, the Court issued a preliminary injunction against Broadcom, prohibiting the future use or solicitation of certain of the Company’s confidential business and technical documents and information.
     QUALCOMM Incorporated and SnapTrack, Inc. v. Nokia Corporation and Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case is currently stayed pending a decision by the Federal Circuit regarding Nokia’s arbitration demand. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE technology seeking monetary damages and injunctive relief.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia, Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and several individually filed actions pending in Pennsylvania, Washington D.C., and Louisiana, seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted a reply.
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korean Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. To date, the Company has not received the complaints.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for fiscal 2007 to 2011 to be approximately $663 million, $79 million, $31 million, $20 million and $18 million, respectively, and $18 million thereafter. Of these amounts, commitments to purchase integrated circuit product inventories for fiscal 2007 to 2009 comprised $540 million, $48 million and $5 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 28 years and with provisions for cost-of-living increases with certain leases. Rental expense for fiscal 2006, 2005 and 2004 was $47 million, $39 million and $31 million, respectively. The Company leases certain property under capital lease agreements which expire at various dates through 2036. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of September 24, 2006 are as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
2007	$3	$71	$74
2008	3	42	45
2009	3	32	35
2010	4	28	32
2011	4	21	25
Thereafter	108	97	205

Total minimum lease payments	$125	$291	$416

Deduct: Amounts representing interest	(67)

Present value of minimum lease payments	58
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$58

Note 10. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:
o	QUALCOMM Internet Services (QIS) – provides technology to support and accelerate the convergence of the wireless data market, including its BREW, QChat and QPoint products and services;

o	QUALCOMM Government Technologies (QGOV) – provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

o	QUALCOMM Wireless Business Solutions (QWBS) – provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies.
•	QUALCOMM Strategic Initiatives (QSI) – manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income, share-based compensation and certain research and development expenses and marketing expenses that were not deemed to be directly related to the businesses of the segments. The table below presents revenues, EBT and total assets for reportable segments (in millions):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
2006
Revenues	$4,332	$2,631	$670	$—	$(107)	$7,526
EBT	1,134	2,397	80	(133)	(322)	3,156
Total assets	651	60	196	660	13,641	15,208
2005
Revenues	$3,290	$1,839	$644	$—	$(100)	$5,673
EBT	852	1,663	57	10	227	2,809
Total assets	518	16	153	442	11,350	12,479
2004
Revenues	$3,111	$1,331	$571	$—	$(133)	$4,880
EBT	1,048	1,195	19	(31)	82	2,313
Total assets	564	8	117	400	9,731	10,820
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $329 million and $98 million at September 24, 2006 and September 25, 2005, respectively. QSI’s assets also included $19 million, $61 million and $106 million related to investments in equity method investees at September 24, 2006, September 25, 2005 and September 26, 2004, respectively. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill, certain other intangible assets of nonreportable segments and capitalized share-based compensation. The net book value of long-lived assets located outside of the United States was $69 million, $44 million and $21 million at September 24, 2006, September 25, 2005 and September 26, 2004, respectively. The net book value of long-lived assets located in the United States was $1.4 billion, $978 million and $654 million at September 24, 2006, September 25, 2005 and September 26, 2004, respectively. Reconciling items included $228 million and $188 million at September 24, 2006 and September 25, 2005, respectively, of goodwill and other assets related to the QUALCOMM MEMS Technologies division (QMT), a nonreportable segment developing display technology for mobile devices and other applications.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

Fiscal Year	QWBS	QGOV	QIS
2006	$429	$47	$194
2005	441	50	153
2004	414	41	116

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other reconciling items were comprised as follows (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
Revenues:
Elimination of intersegment revenue	$(222)	$(148)	$(153)
Other nonreportable segments	115	48	20

Reconciling items	$(107)	$(100)	$(133)

Earnings (loss) before income taxes:
Unallocated research and development expenses	$(305)	$(45)	$(23)
Unallocated selling, general, and administrative expenses	(290)	(17)	(41)
Unallocated cost of equipment and services revenues	(41)	—	—
Unallocated investment income, net	455	339	192
Other nonreportable segments	(98)	(45)	(39)
Intracompany eliminations	(43)	(5)	(7)

Reconciling items	$(322)	$227	$82

     During fiscal 2006, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $216 million and $238 million, respectively. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Segment data includes intersegment revenues. Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
Fiscal 2006
Revenues from external customers	$4,314	$2,465	$662	$—
Intersegment revenues	18	166	8	—
Interest income	1	5	3	6
Interest expense	1	—	1	2
Fiscal 2005
Revenues from external customers	$3,281	$1,710	$634	$—
Intersegment revenues	9	129	10	—
Interest income	—	5	2	4
Interest expense	—	1	1	—
Fiscal 2004
Revenues from external customers	$3,107	$1,200	$553	$—
Intersegment revenues	4	131	18	—
Interest income	—	3	1	14
     Effectively all equity in losses of investees (Note 5) was recorded in QSI in fiscal 2006, 2005 and 2004.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company distinguishes revenues from external customers by geographic areas based on customer location. Sales information by geographic area was as follows (in millions):

	Year Ended
	September 24,	September 25,	September 26,
	2006	2005	2004
United States	$984	$1,015	$1,016
South Korea	2,398	2,083	2,091
Japan	1,573	1,210	877
China	1,266	596	366
Other foreign	1,305	769	530

	$7,526	$5,673	$4,880

Note 11. Acquisitions
     On January 18, 2006, the Company completed its acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of OFDMA technology for approximately $613 million in consideration, consisting of approximately $349 million in shares of QUALCOMM stock, $229 million in cash, and the exchange of Flarion’s existing vested options and warrants with an estimated aggregate fair value of approximately $35 million. In addition, the Company assumed Flarion’s existing unvested options with an estimated aggregate fair value of $63 million, which is recorded as share-based compensation over the requisite service period pursuant to FAS 123R. Upon achievement of certain agreed upon milestones during the third quarter of fiscal 2006, the Company incurred additional aggregate consideration of $197 million, consisting of approximately $185 million in cash (of which $75 million will be payable in July 2007), $8 million in shares of QUALCOMM stock (of which $3 million is issuable in March 2007), and the modification of Flarion’s existing vested options and warrants with an estimated incremental fair value of approximately $4 million. The additional amounts payable in cash and shares on the milestone date were treated as additional consideration and recorded as goodwill. In addition, the modification of Flarion’s existing unvested options resulted in an estimated incremental fair value of $7 million, which will be recorded as share-based compensation over the requisite service period pursuant to FAS 123R. The acquisition of Flarion is intended to broaden the Company’s ability to effectively support operators who may prefer an OFDMA or a hybrid OFDM/CDMA/WCDMA network alternative. The addition of Flarion’s intellectual property and engineering resources will also supplement the resources that the Company has already dedicated over the years towards the development of OFDM/OFDMA technologies.
     During fiscal 2006, the Company also acquired the following two entities for a total cost of $69 million, which was paid primarily in cash:
•	Berkana Wireless Inc., a California-based developer of complementary metal oxide semiconductor (CMOS) radio frequency integrated circuits (RFICs).

•	Qualphone Inc., a provider of IP-based multimedia subsystems embedded client software products for mobile devices and interoperability testing services based primarily in India and Italy.
     An additional $4 million in consideration is payable in cash through August 2007 if certain performance and other milestones are reached. The Company is in the final stages of accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, no amount of which is expected to be deductible for tax purposes, was assigned to the QTL and QCT segments in the amounts of $619 million and $38 million, respectively. Technology-based intangible assets recognized in the amount of $165 million are being amortized on a straight-line basis over a weighted-average amortization period of seventeen years. Purchased in-process technology in the amount of $22 million was charged to research and development expense upon acquisition because technological feasibility had not been established and no future alternative uses existed. The consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.
     During fiscal 2005, the Company acquired the following four entities for a total cost of $297 million, including $2 million paid in fiscal 2006 upon the achievement of certain milestones, which was paid primarily in cash:
•	Iridigm Display Corporation (Iridigm), a California-based display technology company.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Trigenix Limited, a United Kingdom-based developer of user interfaces for mobile phones.

•	Spike Technologies, Inc., a semiconductor design services company based primarily in India.

•	ELATA, Ltd., a United Kingdom-based developer of mobile content delivery and device management software systems.
     An additional $2 million in consideration is payable in cash through November 2006 if certain performance and other milestones are reached. Goodwill recognized in these transactions amounted to $218 million, of which $81 million is expected to be deductible for tax purposes. Goodwill was assigned to the QMT, QIS and QCT segments in the amounts of $128 million, $81 million and $9 million, respectively. Technology-based intangible assets recognized in the amount of $36 million have a weighted-average useful life of seven years.
Note 12. Discontinued Operations in the QSI Segment
     On December 2, 2003, the Company sold its direct and indirect ownership interests in Vésper São Paulo S.A. and Vésper S.A. (the Vésper Operating Companies), consolidated subsidiaries of the Company’s QSI segment, and the Vésper Operating Companies’ communication towers and related interests in tower site property leases (Vésper Towers) in two separate transactions. The Company realized a net loss of $52 million on the sale of the Vésper Operating Companies during fiscal 2004, partially offset by a $40 million net gain from the subsequent sale of the Vésper Towers. The Company also recognized a $19 million net gain resulting from the extinguishment of debt related to the waiver and return of personal mobile service licenses to Anatel, the telecommunications regulatory agency in Brazil. As a result of the disposition of the remaining operations and assets related to the Vésper Operating Companies, the Company determined that the results of operations related to the Vésper Operating Companies, including the results related to the Vésper Towers and the gains and losses realized on the sales transactions, should be presented as discontinued operations in its consolidated statements of operations. At September 24, 2006 and September 25, 2005, the Company had no remaining assets or liabilities related to the Vésper Operating Companies or the Vésper Towers recorded on its consolidated balance sheet. Revenues of $36 million were reported in the loss from discontinued operations during fiscal 2004.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
     The table below presents quarterly data for the years ended September 24, 2006 and September 25, 2005 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenues (1)	$1,741	$1,834	$1,951	$1,999
Operating income (1)	645	660	704	681
Net income (1)	620	593	643	614

Basic earnings per common share (2)	$0.38	$0.36	$0.38	$0.37
Diluted earnings per common share (2)	$0.36	$0.34	$0.37	$0.36

2005
Revenues (1)	$1,390	$1,365	$1,358	$1,560
Operating income (1)	584	572	560	670
Net income (1)	513	532	560	538

Basic earnings per common share (2)	$0.31	$0.32	$0.34	$0.33
Diluted earnings per common share (2)	$0.30	$0.31	$0.33	$0.32

(1)	Revenues, operating income and net income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Deductions	Other		Period
Year ended September 26, 2004
Allowances:
— trade receivables	$(12)	$(3)	$8	$2	(a)	$(5)
— finance receivables	(18)	10	7	—		(1)
— notes receivable	(69)	(30)	53	—		(46)
Inventory reserves	(70)	7	13	—		(50)
Valuation allowance on deferred tax assets	(660)	27	20	474	(a)	(139)

	$(829)	$11	$101	$476		$(241)

Year ended September 25, 2005
Allowances:
— trade receivables	$(5)	$(2)	$5	$—		$(2)
— finance receivables	(1)	1	—	—		—
— notes receivable	(46)	(41)	24	—		(63)
Inventory reserves	(50)	(10)	14	—		(46)
Valuation allowance on deferred tax assets	(139)	76	—	(6	)(b)	(69)

	$(241)	$24	$43	$(6)		$(180)

Year ended September 24, 2006
Allowances:
— trade receivables	$(2)	$—	$1	$—		$(1)
— notes receivable	(63)	(15)	—	—		(78)
Inventory reserves	(46)	(38)	15	—		(69)
Valuation allowance on deferred tax assets	(69)	46	14	(13	)(c)	(22)

	$(180)	$(7)	$30	$(13)		$(170)

(a)	This amount is related to the disposition of the Vésper Operating Companies (See Note 12 to the Consolidated Financial Statements).

(b)	This amount is related to the acquisitions of Trigenix and ELATA (See Note 11 to the Consolidated Financial Statements).

(c)	This amount was charged to paid-in capital.

S-1