Form 10-Q
period 2006-12-31
QUALCOMM INC/DE
filed 2007-01-24
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 22, 2007, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,656,518,315

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

December 31,	September 24,
2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,649	$1,607
Marketable securities	3,298	4,114
Accounts receivable, net	693	700
Inventories	330	250
Deferred tax assets	229	235
Other current assets	180	143

Total current assets	7,379	7,049
Marketable securities	4,598	4,228
Property, plant and equipment, net	1,559	1,482
Goodwill	1,320	1,230
Deferred tax assets	441	512
Other assets	1,041	707

Total assets	$16,338	$15,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$471	$420
Payroll and other benefits related liabilities	205	273
Dividends payable	198	—
Unearned revenue	253	197
Other current liabilities	631	532

Total current liabilities	1,758	1,422
Unearned revenue	144	141
Other liabilities	261	239

Total liabilities	2,163	1,802

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 31, 2006 and September 24, 2006	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,655 and 1,652 shares issued and outstanding at December 31, 2006 and September 24, 2006, respectively	—	—
Paid-in capital	7,427	7,242
Retained earnings	6,549	6,100
Accumulated other comprehensive income	199	64

Total stockholders’ equity	14,175	13,406

Total liabilities and stockholders’ equity	$16,338	$15,208

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 31,	December 25,
	2006	2005
Revenues:
Equipment and services	$1,342	$1,150
Licensing and royalty fees	677	591

Total revenues	2,019	1,741

Operating expenses:

Cost of equipment and services revenues	634	517
Research and development	440	340
Selling, general and administrative	369	239

Total operating expenses	1,443	1,096

Operating income	576	645

Investment income, net (Note 3)	203	91

Income before income taxes	779	736
Income tax expense	(131)	(116)

Net income	$648	$620

Basic earnings per common share	$0.39	$0.38

Diluted earnings per common share	$0.38	$0.36

Shares used in per share calculations:
Basic	1,653	1,645

Diluted	1,685	1,702

Dividends per share announced	$0.12	$0.09

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 31,	December 25,
	2006	2005
Operating Activities:
Net income	$648	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	58
Non-cash portion of share-based compensation expense	130	122
Incremental tax benefits from stock options exercised	(32)	(101)
Net realized gains on marketable securities and other investments	(64)	(20)
Equity in losses of investees	—	20
Non-cash income tax expense	54	104
Other items, net	5	(16)
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	(9)	(171)
Inventories	(81)	(18)
Other assets	(98)	16
Trade accounts payable	47	87
Payroll, benefits and other liabilities	38	(86)
Unearned revenue	60	(19)

Net cash provided by operating activities	789	596

Investing Activities:
Capital expenditures	(322)	(213)
Purchases of available-for-sale securities	(1,673)	(3,318)
Proceeds from sale of available-for-sale securities	2,436	2,160
Other investments and acquisitions, net of cash acquired	(220)	(6)
Other items, net	(2)	4

Net cash provided (used) by investing activities	219	(1,373)

Financing Activities:
Proceeds from issuance of common stock	97	181
Repurchase and retirement of common stock	(96)	—
Incremental tax benefits from stock options exercised	32	101

Net cash provided by financing activities	33	282

Effect of exchange rate changes on cash	1	2

Net increase (decrease) in cash and cash equivalents	1,042	(493)
Cash and cash equivalents at beginning of period	1,607	2,070

Cash and cash equivalents at end of period	$2,649	$1,577

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 24, 2006 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 31, 2006 and December 25, 2005 included 14 weeks and 13 weeks, respectively.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
     Principles of Consolidation. The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s condensed consolidated financial statements. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 31, 2006 and December 25, 2005 were 32,063,000 and 56,798,000, respectively.
     Employee stock options to purchase approximately 104,145,000 and 40,053,000 shares of common stock during the three months ended December 31, 2006 and December 25, 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. A put option outstanding at December 25, 2005 to purchase 5,750,000 shares of common stock was not included in the diluted earnings per common share computation for the three months ended December 25, 2005 because the put option’s exercise price was less than the average market price of the common stock while it was outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 31,	December 25,
	2006	2005
Net income	$648	$620

Other comprehensive income (loss):
Foreign currency translation	8	(6)
Unrealized net gains on securities and derivative instruments, net of income taxes	166	25
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(38)	(21)
Other	(1)	2

Total other comprehensive income	135	—

Total comprehensive income	$783	$620

     Components of accumulated other comprehensive income consisted of the following (in millions):

	December 31,	September 24,
	2006	2006
Unrealized net gains on marketable securities and derivative instruments, net of income taxes	$214	$87
Foreign currency translation	(15)	(23)

	$199	$64

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended
	December 31,	December 25,
	2006	2005
Cost of equipment and services revenues	$10	$12
Research and development	58	52
Selling, general and administrative	64	58

Share-based compensation expense before taxes	132	122
Related income tax benefits	(45)	(40)

Share-based compensation expense, net of taxes	$87	$82

Net share-based compensation expense, per common share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

     The Company recorded $10 million and $9 million in share-based compensation expense during the three months ended December 31, 2006 and December 25, 2005, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 31, 2006 and December 25, 2005, $32 million and $101 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.8 years. Net stock options, after forfeitures and cancellations, granted during the three months ended December 31, 2006 and December 25, 2005 represented 1.2% and 1.0%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the three months ended December 31, 2006 and December 25, 2005 represented 1.3% and 1.0%, respectively, of outstanding shares as of the end of each fiscal period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Future Accounting Requirements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company’s fiscal 2008 beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
Note 2 – Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	December 31,	September 24,	December 31,	September 24,
	2006	2006	2006	2006
	(In millions)		(In millions)
Trading:
Convertible corporate bonds	$1	$—	$—	$—

	1	—	—	—

Available-for-sale:
U.S. Treasury securities	70	73	—	—
Government-sponsored enterprise securities	358	667	—	—
Municipal bonds	—	5	—	—
Foreign government bonds	7	17	—	—
Corporate bonds and notes	2,412	2,693	25	23
Mortgage- and asset-backed securities	408	617	—	—
Non-investment grade debt securities	25	24	1,529	1,368
Debt mutual funds	—	—	100	—
Equity mutual funds	—	—	1,424	1,519
Equity securities	17	18	1,520	1,318

	3,297	4,114	4,598	4,228

	$3,298	$4,114	$4,598	$4,228

     Property, Plant and Equipment.

	December 31,	September 24,
	2006	2006
	(In millions)
Land	$79	$76
Buildings and improvements	885	853
Computer equipment	693	659
Machinery and equipment	846	764
Furniture and office equipment	47	43
Leasehold improvements	174	171

	2,724	2,566

Less accumulated depreciation and amortization	(1,165)	(1,084)

	$1,559	$1,482

     The net book values of property under capital leases included in buildings and improvements totaled $65 million and $58 million at December 31, 2006 and September 24, 2006, respectively. Capital lease additions were $8 million during each of the quarters ended December 31, 2006 and December 25, 2005.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $428 million at December 31, 2006 from $214 million at September 24, 2006. During the first quarter of fiscal 2007, the Company entered into an agreement whereby the Company made a payment to obtain a license from the other party for certain patents not previously licensed to the Company, as well as the right to pass-through rights under certain patents to the Company’s integrated circuits customers. The increase in technology-based intangible assets resulted primarily from the acquisition of these rights and from business acquisitions during the first quarter of fiscal 2007 (Note 8). As a result of these transactions, the weighted-average amortization period for technology-based intangible assets decreased to 12 years at December 31, 2006 from 15 years at September 24, 2006. The weighted-average amortization periods for other intangible assets were not significantly affected.
Note 3 – Investment Income, Net

	Three Months Ended
	December 31,	December 25,
	2006	2005
	(In millions)
Interest and dividend income	$143	$91
Interest expense	(2)	(1)
Net realized gains on marketable securities	64	20
Other-than-temporary losses on marketable securities	(1)	(3)
(Losses) gains on derivative instruments	(1)	4
Equity in losses of investees	—	(20)

	$203	$91

Note 4 – Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 21% for fiscal 2007, compared to the 22% effective income tax rate in fiscal 2006. During the first quarter of fiscal 2007, Congress passed the “Tax Relief and Health Care Act of 2006,” which extended the federal research and development tax credit for two years to include qualified research expenditures paid or incurred after December 31, 2005 and before January 1, 2008. The Company recorded a tax benefit of $33 million related to fiscal 2006 in the first quarter of fiscal 2007 due to the retroactive extension of this credit. The effective tax rate for the first quarter of fiscal 2007 was 17%, primarily as a result of this benefit.
     The estimated annual effective tax rate for fiscal 2007 is 14% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate and 3% related to research and development tax credits, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate due to foreign earnings taxed at less than the United States federal rate, an increase in the forecast of our ability to use capital loss carryforwards and the generation of research and development credits, partially offset by state taxes and other permanent differences.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $3.0 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of December 31, 2006, the Company has provided a valuation allowance of $16 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $5 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, decreased by approximately $78 million from September 24, 2006 to December 31, 2006, primarily due to the use of tax credits as a result of continued profitable operations, partially offset by tax benefits from share-based compensation expense and net operating loss carryforwards recorded as a result of acquisitions (Note 8).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 – Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 31, 2006 were as follows (in millions):

Balance at September 24, 2006	$13,406
Net income	648
Other comprehensive income	135
Repurchase of common stock	(76)
Net proceeds from the issuance of common stock	95
Share-based compensation	131
Tax benefits from exercise of stock options	30
Dividends	(198)
Other	4

Balance at December 31, 2006	$14,175

     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2006 which were exercised during the three months ended December 31, 2006 requiring the Company to repurchase 2,000,000 shares of its common stock for approximately $89 million (net of the put option premium received). Upon repurchase, the shares were retired. At December 31, 2006, no put options remain outstanding, and approximately $905 million remained authorized for repurchase under the stock repurchase program.
     Dividends. Cash dividends announced in the three months ended December 31, 2006 and December 25, 2005 were $0.12 and $0.09 per share, respectively. During the three months ended December 31, 2006 and December 25, 2005, dividends charged to retained earnings were $198 million and $148 million, respectively. On January 12, 2007, the Company announced a cash dividend of $0.12 per share on the Company’s common stock, payable on March 30, 2007 to stockholders of record as of March 2, 2007, which will be recorded in the second fiscal quarter.
Note 6 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM Incorporated and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While the Company has already obtained a verdict of non-infringement of Zoltar’s patents, the Company’s additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents were set to be retried in the same Court on October 10, 2006. However, Zoltar has informed the Court that it will covenant not to sue the Company or SnapTrack on the patents. As a result of Zoltar’s covenant and abandonment of its claims against the Company, a dismissal was entered in December 2006 on the Company’s remaining claims of invalidity, and the Court awarded to the Company costs and certain fees.
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
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom has appealed. Discovery is underway in one of the Central District Court patent actions, with trial scheduled for May 2007. On December 12, 2005, the Central District Court ordered two of the Broadcom patent

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case now contains additional related claims filed by the Company and Broadcom. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to a certain combination of chips that are already programmed with a specific software module. The Commission has adopted the ALJ’s initial determination on violation and will issue its decision on remedy on March 8, 2007. The final determination is then subject to Presidential review.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. That action began trial on January 9, 2007. On March 24, 2006, the Company filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated QUALCOMM confidential and trade secret information relating to QUALCOMM’s WCDMA baseband chips, and relating to the Company’s multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings. Broadcom counterclaimed with the assertion of two patents. On October 27, 2006, the Court issued a preliminary injunction against Broadcom, prohibiting the future use or solicitation of certain of the Company’s confidential business and technical documents and information.
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
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and individually filed actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
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
     The Japanese Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints.
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
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of December 31, 2006 for the remainder of fiscal 2007 and for each of the subsequent four years from fiscal 2008 through 2011 were approximately $537 million, $77 million, $44 million, $36 million and $27 million, respectively, and $18 million thereafter. Of these amounts, for the remainder of fiscal 2007 and for fiscal 2008 and fiscal 2009, commitments to purchase integrated circuit product inventories comprised $389 million, $41 million and $5 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 27 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2036. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of December 31, 2006 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2007	$3	$56	$59
2008	4	57	61
2009	4	49	53
2010	4	36	40
2011	5	26	31
Thereafter	124	114	238

Total minimum lease payments	$144	$338	$482

Deduct: Amounts representing interest	(77)

Present value of minimum lease payments	67
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$67

     Other. The Company holds minority interests in Inquam Limited (Inquam), a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company and another

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investor have each guaranteed 50% of a portion of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $48 million. The $4 million fair value of this obligation was recorded in other current liabilities at both December 31, 2006 and September 24, 2006. The guarantee expires and the facilities mature on December 25, 2011.
Note 7 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:
°	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

°	QUALCOMM Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

°	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QWBS also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services.
•	QUALCOMM Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
     During the first quarter of fiscal 2007, the Company reassessed the intersegment royalty charged to QCT by QTL and determined that the royalty should be eliminated starting in fiscal 2007 for management reporting purposes to, among other reasons, recognize other value that QTL has increasingly been realizing from QCT. As a result, QCT did not record a royalty to QTL in the first quarter of fiscal 2007, and prior period segment information has been adjusted in the same manner for comparative purposes.
     During the first quarter of fiscal 2007, the Company also reorganized the QUALCOMM Wireless Systems (QWS) division, which sells products and services to Globalstar, into the QWBS division in the QWI segment. Revenues and operating results related to the QWS business were included in other nonreportable segments as a component of reconciling items through the end of fiscal 2006. Prior period segment information has been adjusted to conform to the new segment presentation.
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income, certain share-based compensation and certain research and development and marketing expenses not deemed to be directly related to the businesses of the segments. The table below presents revenues and EBT for reportable segments (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT*	QTL*	QWI*	QSI	Items*	Total
For the three months ended:
December 31, 2006
Revenues	$1,230	$600	$188	$—	$1	$2,019
EBT	316	498	20	(43)	(12)	779
December 25, 2005
Revenues	$1,033	$526	$179	$—	$3	$1,741
EBT	338	479	17	(48)	(50)	736

*	As adjusted
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 31,	December 25,
	2006	2005*
Revenues
Elimination of intersegment revenue	$(25)	$(5)
Other nonreportable segments	26	8

Reconciling items	$1	$3

Earnings (loss) before income taxes
Unallocated research and development expenses	$(69)	$(70)
Unallocated selling, general and administrative expenses	(76)	(61)
Unallocated cost of equipment and services revenues	(10)	(12)
Unallocated investment income, net	199	108
Other nonreportable segments	(35)	(14)
Intracompany eliminations	(21)	(1)

Reconciling items	$(12)	$(50)

*	As adjusted
     During the three months ended December 31, 2006 and December 25, 2005, unallocated research and development expenses included $58 million and $52 million, respectively, and unallocated selling, general and administrative expenses included $63 million and $58 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Segment data includes intersegment revenues. Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL*	QWI*
For the three months ended:
December 31, 2006
Revenues from external customers	$1,225	$600	$186
Intersegment revenues	5	—	2
December 25, 2005
Revenues from external customers	$1,031	$525	$177
Intersegment revenues	2	1	2

*	As adjusted

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $380 million and $329 million at December 31, 2006 and September 24, 2006, respectively. Reconciling items included $229 million and $228 million at December 31, 2006 and September 24, 2006, respectively, of goodwill and other assets related to the QUALCOMM MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill, certain other intangible assets of nonreportable segments and capitalized share-based compensation. Segment assets and reconciling items were as follows (in millions):

	December 31,	September 24,
	2006	2006
QCT	$659	$651
QTL	146	60
QWI*	200	215
QSI	830	660
Reconciling items	14,503	13,622

Total consolidated assets	$16,338	$15,208

*	As adjusted
     The increase in QTL’s assets resulted primarily from the usual periodic increase in accounts receivable from certain licensees that report royalties quarterly and make payments on a semi-annual basis.
Note 8 – Acquisitions
     During the first quarter of fiscal 2007, the Company acquired Airgo Networks, Inc., a California-based developer of chipsets, software and reference designs based on Multiple Input Multiple Output (MIMO) Orthogonal Frequency Division Multiplexing (OFDM) technology. In addition, the Company acquired certain assets and assumed certain liabilities related to the Bluetooth business of RF Micro Devices, Inc. and substantially all of the assets of nPhase LLC, a Chicago, Illinois-based provider of machine-to-machine products and services. The Company acquired these businesses for total cash consideration of $178 million. Approximately $6 million in consideration payable in cash through June 2008 was held back as security for the indemnification obligations of RF Micro Devices, Inc. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $74 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $45 million are being amortized on a straight-line basis over a weighted-average amortization period of 3 years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 24, 2006 contained in our 2006 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Highlights
     Revenues for the first quarter of fiscal 2007 were $2.02 billion, with net income of $648 million. During the first quarter of fiscal 2007, the following recent developments occurred with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by more than 5% to reach approximately 2.7 billion. (1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), grew to 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 430 million worldwide through December 2006, including approximately 330 million CDMA2000 1X/1xEV-DO subscribers and approximately 100 million WCDMA subscribers. (1)

•	CDMA-based handset shipments totaled approximately 76 million units, an increase of 46% over the 52 million units shipped in the year ago quarter. (2)

•	CDMA-based handset shipments grew faster than total worldwide handsets and represent an estimated 29% of the total (259 million) worldwide handset shipments, compared to 25% of the total (208 million) shipments in the year ago quarter. (3)

•	Average selling prices of CDMA-based handsets were approximately $210, down 2% from the year ago quarter. (2)

•	We shipped approximately 59 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules, an increase of 26%, compared to approximately 47 million MSM integrated circuits in the year ago quarter.

•	We estimate the ratio of WCDMA reported royalties to total reported royalties was 44%, up from 40% reported in the year ago quarter.

•	We estimate that, in Western Europe, WCDMA handset sales represented approximately 41% of all manufacturer handset sales during the period from July 2006 through September 2006, up from 18% in the year ago quarter. (4)

•	We continued to invest through acquisitions and research and development. We acquired Airgo Networks, Inc., a developer of chipsets, software and reference designs based on MIMO OFDM technology; acquired certain assets and assumed certain liabilities related to the Bluetooth business of RF Micro Devices, Inc.; and acquired substantially all of the assets of nPhase LLC, a provider of machine-to-machine products and services.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Unit shipments and average selling prices are for the period from July through September based on reports provided during the first quarter of fiscal 2007 by our licensees/manufacturers.

(3)	Based on reports by Strategy Analytics, a global research and consulting firm in their Global Handset Market Share Updates.

(4)	Based on estimates derived from our licensee reports and estimates from the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industry.

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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other phone components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 61% and 59% of total consolidated revenues for the first quarter of fiscal 2007 and 2006, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. Die, cut from silicon wafers, are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. We also employ a two-stage manufacturing business model in which we purchase completed die directly from semiconductor manufacturing foundries, and directly manage and contract with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). IBM, Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics are the primary foundry suppliers for our family of baseband and cell site modem integrated circuits. Atmel, Freescale Semiconductor, IBM and Semiconductor Manufacturing International Corporation are the primary foundry suppliers for our family of radio frequency and power management integrated circuits. Our fabless business model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 30% of total consolidated revenues for the first quarters of both fiscal 2007 and 2006. The vast majority of such revenues has been generated primarily through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.

     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QWBS also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 9% and 10% of total consolidated revenues for the first quarter of fiscal 2007 and 2006, respectively.
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
     Nonreportable segments include: the QUALCOMM MEMS Technologies division, which is developing an IMOD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the QUALCOMM Flarion Technologies division, which is developing OFDM/OFDMA technologies; the MediaFLO Technologies division, which is developing our MediaFLO MDS and FLO technology for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world:
•	The deployment of CDMA2000 networks is expected to continue.
°	More than 183 operators have launched CDMA2000 1X; (1)

°	More than 51 operators have deployed the higher data speeds of 1xEV-DO and several are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
°	More than 144 GSM operators have migrated their networks to WCDMA; (2)

°	More than 92 operators have launched commercial HSDPA networks and manufacturers are beginning to trial the faster uplink speeds of HSUPA. (2)

•	We expect WCDMA phone prices to segment into high and low end, with low-end prices decreasing significantly as volumes increase and competition intensifies among WCDMA phone manufacturers and integrated circuit suppliers, as happened with CDMA2000. We expect phone market share will change and competition will increase as WCDMA networks grow and expand beyond Japan and Western Europe into the United States and China.

•	To meet growing demand for advanced 3G phones and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2007 will not reach commercialization until several years in the future.

•	We expect demand for low-end phones to continue, and we have invested resources to develop single chip products, which integrate the baseband, radio frequency and power management chips into one package, lowering component counts and enabling faster time-to-market for our customers. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products at the very low end, particularly in Brazil and India.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
°	The BREW applications platform, content delivery services and user interfaces;

°	The MediaFLO Media Distribution System (MDS) and FLO technology for delivery of multimedia content;

°	The DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms to support the long-term roadmaps of 1xEV-DO and HSDPA;

°	OFDM and OFDMA-based technologies;

°	Our IMOD display technology.
•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue their attacks on our business model in various forums throughout the world.

•	In addition, our license agreement with Nokia Corp. expires in part on April 9, 2007, with Nokia having an option exercisable through the end of 2008 to extend the agreement. If we cannot conclude an extension or a new license agreement beyond April 9, 2007, Nokia’s rights to sell certain subscriber products (such as cellular phones and wireless personal digital assistant devices) under most of our patents will expire, as will our rights to sell integrated circuits under Nokia’s patents. While we continue to work with Nokia to see if we can reach an agreement, there is no guarantee that we will be able to successfully resolve this matter before April 9, 2007 on terms which we find acceptable and little progress has been made to date. If we are unable to reach agreement, and Nokia continues to use our unlicensed intellectual property, we will aggressively pursue all our legal and business remedies and assume that Nokia will do likewise. We intend to pursue and obtain injunctions against Nokia’s sales as well as damages (which will include interest from the date of infringement) for Nokia’s unlicensed sales after April 9, 2007. Nokia has publicly stated that they intend to continue to use our patents but not pay royalties after the expiration of their rights under those patents on April 9, 2007 should a new license agreement (or extension of the existing license agreement) not be reached by that time. As a result, under generally accepted accounting principles, we will be unable to record royalty revenue attributable to Nokia’s sales until a court awards damages or agreement with Nokia is reached, potentially resulting in a negative impact on future royalty revenues reported by our QTL segment. We estimate the risk to fiscal 2007 results of approximately $0.04 to $0.06 diluted earnings per share, if Nokia does not pay royalties in the fourth quarter of fiscal 2007 for June quarter shipments.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their December 2006 and January 2007 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan, and the United States comprised 29%, 23%, 17%, and 13%, respectively, of total consolidated revenues for the first three months of fiscal 2007 as compared to 35%, 16%, 20%, and 12%, respectively, for the first three months of fiscal 2006. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in China from 16% of total revenues to 23% is primarily attributable to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for low priced CDMA2000 phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 67% to 59%, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China.
First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006
     Revenues. Total revenues for the first quarter of fiscal 2007 were $2.02 billion, compared to $1.74 billion for the first quarter of fiscal 2006.
     Revenues from sales of equipment and services for the first quarter of fiscal 2007 were $1.34 billion, compared to $1.15 billion for the first quarter of fiscal 2006. Revenues from sales of integrated circuit products increased $198 million, resulting primarily from an increase of $226 million related to higher unit shipments, primarily MSM and accompanying RF and PM integrated circuits, partially offset by a decrease of $35 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the first quarter of fiscal 2007 were $677 million, compared to $591 million for the first quarter of fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $72 million increase in royalty revenue, primarily consisting of royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees, partially offset by lower average selling prices.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2007 was $634 million, compared to $517 million for the first quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first quarter of fiscal 2007, compared to 45% for the first quarter of fiscal 2006. The decline in margin percentage in the first quarter of fiscal 2007 compared to fiscal 2006 was primarily due to a decrease in QCT margin percentage resulting from reductions in average sales prices and an increase in reserves for excess and obsolete inventory. Cost of equipment and services revenues in the first quarter of fiscal 2007 included $10 million in share-based compensation, compared to $12 million in the first quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first quarter of fiscal 2007, research and development expenses were $440 million or 22% of revenues, compared to $340 million or 20% of revenues for the first quarter of fiscal 2006. The dollar increase was primarily attributable to a $90 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses for the first quarter of fiscal 2007 included share-based compensation of $58 million, compared to $52 million in the first quarter of fiscal 2006.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2007, selling, general and administrative expenses were $369 million or 18% of revenues, compared to $239 million or 14% of revenues for the first quarter of fiscal 2006. The dollar increase was primarily attributable to a $62 million increase in professional fees (primarily legal fees), a $25 million increase in employee related expenses, a $13 million increase in bad debt expense and a $10 million increase in depreciation and amortization. Selling, general and administrative expenses for the first quarter of fiscal 2007 included share-based compensation of $64 million, compared to $58 million in the first quarter of fiscal 2006.
     Net Investment Income. Net investment income was $203 million for the first quarter of fiscal 2007, compared to $91 million for the first quarter of fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Three Months Ended
	December 31,	December 25,
	2006	2005	Change
Interest and dividend income:
Corporate and other segments	$142	$90	$52
QSI	1	1	—
Interest expense	(2)	(1)	(1)
Net realized gains on investments:
Corporate	63	20	43
QSI	1	—	1
Other-than-temporary losses on investments	(1)	(3)	2
(Losses) gains on derivative instruments	(1)	4	(5)
Equity in losses of investees	—	(20)	20

	$203	$91	$112

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of the higher amount of investments in marketable equity securities in the first quarter of fiscal 2007, as compared to fiscal 2006. Gains on derivative instruments in the first quarter of fiscal 2006 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees in the first quarter of fiscal 2006 resulted primarily from the effect of losses recognized by Inquam in the first quarter of fiscal 2006, of which our share was $20 million.
     Income Tax Expense. Income tax expense was $131 million for the first quarter of fiscal 2007, compared to $116 million for the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 was 17%, compared to 16% for the first quarter of fiscal 2006. We recorded a tax benefit of $33 million related to fiscal 2006 in the first quarter of fiscal 2007 due to the retroactive extension of the federal research and development tax credit. The 17% effective tax rate for the first quarter of fiscal 2007 was lower than the expected annual effective tax rate of 21% primarily as a result of this benefit. During the first quarter of fiscal 2006, we reduced the tax provision by $56 million to reflect the expected impact of prior year tax audits completed during that quarter. The 16% effective tax rate for the first quarter of fiscal 2006 was lower than the annual effective tax rate of 22% due to this reduction.
     The estimated annual effective tax rate for fiscal 2007 is 14% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate and 3% related to research and development tax credits, partially offset by state taxes of approximately 5%.
     As of December 31, 2006, we had a valuation allowance of approximately $16 million on previously incurred capital losses. We also had a valuation allowance of $5 million related to foreign net operating loss carryforwards that are expected to expire unutilized. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
Our Segment Results for the First Quarter of Fiscal 2007 Compared to the First Quarter of Fiscal 2006
     The following should be read in conjunction with the first quarter financial results of fiscal 2007 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Segment Information.”
     QCT Segment. QCT revenues for the first quarter of fiscal 2007 were $1.23 billion, compared to $1.03 billion for the first quarter of fiscal 2006. Equipment and services revenues, primarily from MSM and accompanying RF and PM integrated circuits, were $1.20 billion for the first quarter of fiscal 2007, compared to $999 million for the first quarter of fiscal 2006. The increase in equipment and services revenue was primarily comprised of $226 million related to higher unit shipments, partially offset by a decrease of $35 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 59 million MSM integrated circuits were sold during the first quarter of fiscal 2007, compared to approximately 47 million for the first quarter of fiscal 2006.
     QCT’s earnings before taxes for the first quarter of fiscal 2007 were $316 million, compared to $338 million for the first quarter of fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 26% in the first quarter of fiscal 2007, compared to 33% in the first quarter of fiscal 2006. These decreases were primarily due to a decrease in gross margin percentage, resulting from reductions in average sales prices and an increase in reserves for excess and obsolete inventory, an increase in research and development expenses and an increase in selling, general and administrative expenses, primarily related to legal fees.
     QTL Segment. QTL revenues for the first quarter of fiscal 2007 were $600 million, compared to $526 million for the first quarter of fiscal 2006. QTL’s earnings before taxes for the first quarter of fiscal 2007 were $498 million, compared to $479 million for the first quarter of fiscal 2006. QTL’s operating margin percentage was 82% in the first quarter of fiscal 2007, compared to 91% in the first quarter of fiscal 2006. The increase in revenues primarily resulted from a $72 million increase in royalty revenue, largely consisting of royalties reported to us by our external licensees, which were $586 million in the first quarter of fiscal 2007, compared to $514 million in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, our licensees reported sales of CDMA-based products during the fourth quarter of fiscal 2006 of approximately 76 million units, compared to approximately 52 million units reported in the first quarter of fiscal 2006 for sales during the fourth quarter of fiscal 2005. Revenues from amortized license fees were $14 million in the first quarter of fiscal 2007, compared to $11 million in the first quarter of fiscal 2006. The increase in QTL’s earnings before taxes for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the first quarter of fiscal 2007 were $188 million, compared to $179 million for the first quarter of fiscal 2006. Revenues increased primarily due to an increase in QIS revenue of $17 million, partially offset by a decrease in QWBS revenue of $12 million. The increase in QIS revenue was primarily attributable to increases in fees related to our expanded BREW customer base and products and increases in QChat revenue resulting from increased development efforts under the licensing agreement with Sprint. The decrease in QWBS revenue primarily resulted from lower product shipments. QWBS shipped approximately 33,600 terrestrial-based and satellite-based systems during the first quarter of fiscal 2007, compared to approximately 39,500 terrestrial-based and satellite-based systems in the first quarter of fiscal 2006.
     QWI’s earnings before taxes for the first quarter of fiscal 2007 were $20 million, compared to $17 million for the first quarter of fiscal 2006. QWI’s operating margin percentage was 11% in the first quarter of fiscal 2007, compared to 10% in the first quarter of fiscal 2006. The increase in QWI’s earnings before taxes was primarily due to a $10 million increase in QIS operating margin largely resulting from the increase in revenues related to our expanded BREW customer base and products and QChat development efforts, partially offset by a $7 million decrease in QWBS gross margin primarily due to a decrease in product shipments.
     QSI Segment. QSI’s losses before taxes for the first quarter of fiscal 2007 were $43 million, compared to losses before taxes of $48 million for the first quarter of fiscal 2006. QSI’s losses before taxes included a $16 million increase in our MediaFLO USA subsidiary’s operating expenses. Equity in losses of investees during the first quarter of fiscal 2006 was $20 million, primarily related to our investment in Inquam. Beginning in the second quarter of fiscal 2006, we no longer apply the equity method of accounting to our investment in Inquam as a result of its restructuring.

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $10.5 billion at December 31, 2006, an increase of $596 million from September 24, 2006. Our cash, cash equivalents and marketable securities at December 31, 2006 consisted of $4.3 billion held by foreign subsidiaries with the remaining balance of $6.2 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from investments held domestically. Cash provided by operating activities was $789 million during the three months ended December 31, 2006, compared to $596 million during the three months ended December 25, 2005. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $97 million during the three months ended December 31, 2006, compared to $181 million during the three months ended December 25, 2005.
     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. During the three months ended December 31, 2006, we repurchased and retired 2,000,000 shares of common stock for $96 million. Any shares repurchased upon exercise of the put options were retired. At December 31, 2006, $905 million remains authorized for repurchases under our stock repurchase program. We will continue to actively evaluate repurchases under this program.
     We announced dividends totaling $198 million, or $0.12 per share, during the three months ended December 31, 2006, which were paid on January 4, 2007. On January 12, 2007, we announced a cash dividend of $0.12 per share on our common stock, payable on March 30, 2007 to stockholders of record as of March 2, 2007. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable decreased slightly during the first quarter of fiscal 2007. Days sales outstanding, on a consolidated basis, were 32 days at December 31, 2006 compared to 29 days at September 24, 2006. The increase in days sales outstanding is primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually.
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
     Additional information regarding our financial commitments at December 31, 2006 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Commitments and Contingencies.”
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

The accounting provisions of FIN 48 will be effective for our fiscal 2008 beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
Risk Factors
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 24, 2006, including our financial statements and the related notes.
If CDMA and CDMA-related technology deployment does not expand as anticipated, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the acquisition of Flarion, we expect an increased emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDM/OFDMA intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer since we generally have not generated revenues from GSM product sales, and there is no assurance that our OFDM/OFDMA licensing program will be as successful as our CDMA licensing program or that our OFDMA chipset business will be as successful as our CDMA chipset business. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on our investment.
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although the acquisition of Flarion brings us an additional and very strong portfolio of issued and pending patents related to OFDMA technology, and, prior to the acquisition, we had hundreds of issued or pending patents relating to applications of GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio licensing program in these areas would be as successful as our CDMA portfolio licensing program. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA based technology) in its 2.5 Ghz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax. Although we believe that our patented technology is essential and useful to implementation of the WiMax standard, there is no assurance that we will achieve the same royalty revenue on such WiMax deployments as on CDMA or other technology deployments or that we will achieve the same chipset market shares within a WiMax network.
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
Our three largest customers accounted for 40% and 39% of consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively, and 39% of consolidated revenues in both fiscal 2006 and 2005. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     QTL Segment. Our QTL segment derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 140 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and we cannot assure you that our licensees will be successful or that the demand for wireless communications devices and services offered by our licensees will continue to increase. Any reduction in the demand for or any delay in the development, introduction or delivery of wireless communications devices utilizing our CDMA technology could have a material adverse effect on our business. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business. Weakness in the value of foreign currencies in which our customers’ products are sold may reduce the amount of royalties payable to us in U.S. dollars.
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp., which in part expires on April 9, 2007. While the parties have been in discussions to conclude an extension or a new license agreement beyond that time period, there is no certainty as to when we will be able to conclude an agreement or the terms of any such agreement. There is also a possibility that the parties will not be able to conclude a new or extended agreement by April 2007. In that event after April 9, 2007, unless and until the existing agreement is extended or a new agreement is concluded, Nokia’s right to sell certain subscriber products (such as cellular phones and wireless personal digital assistant devices) under most of our patents (including many that we have declared as essential to the CDMA, WCDMA and other standards) and therefore Nokia’s obligation to pay royalties to us will both cease under the terms of the current agreement, and our rights to sell integrated circuits under Nokia’s patents will likewise cease under the terms of the current agreement. Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the applicable patents of another company would be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including an injunction against making and selling products infringing such patent without a license and damages for past unlicensed sales in the form of lost profits or a reasonable royalty (which damages may be trebled for willful infringement).
     Although our patents apply to multiple technologies in addition to CDMA, such as GPRS, EDGE, OFDM, OFDMA (including WiMax) and MIMO, there can be no assurance that our patent portfolio will generate licensing income or be as valuable in generating licensing income with respect to other technologies, as compared to CDMA-based technologies.
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
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 140 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of, and have succeeded in, licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable terms and conditions including royalty provisions, a small number of companies have now initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korean Fair Trade Commission (KTFC) and the Japan Fair Trade Commission (JFTC) during 2006, and (iv) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
     We were notified by the Competition Directorate of the EC that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints and have submitted a response. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that 1) two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean competition laws and 2) unnamed parties filed a complaint with the JFTC allegedly claiming that our business practices are, in some way a violation of the Japan competition laws. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japan competition law. However, any resulting investigation in South Korea and/or Japan could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our revenues and/or earnings.
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and license agreements with more than 140 licensees including many of the world’s foremost wireless equipment manufacturers (including major corporations in Korea and Japan), we believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. A ruling in New Jersey Federal district court granted our motion to dismiss unfounded claims by Broadcom that our business practices have been in violation of anti-trust law in the United States. These business practices are essentially the same as cited in the EC complaints. The court ruled that, assuming all the facts stated by Broadcom are correct (which we believe is not the case), we have not violated any anti-trust laws. This ruling is very important and favorable. Broadcom has appealed it. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
     Although there can be no guarantees as to the ultimate outcome of these challenges, we intend to expend appropriate resources to educate governmental authorities, elected officials, courts of law, our licensees, wireless service operators and the general public as to the true nature of these disputes. We believe that when such information is fairly evaluated by such parties, these challenges by the complainants to the EC, KFTC and JFTC will be seen for what they truly are, an attempt to avoid paying the agreed upon and fair compensation for the use of our significant intellectual property portfolio, and to extend their domination of the second generation wireless handset market into the third generation.

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
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted (see Part II, Item 1. Legal Proceedings) and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
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
     Our technologies, such as CDMA and OFDMA, are generally proposed and incorporated into standards adopted by SDO’s throughout the world (e.g. European Telecommunications Standards Institute (ETSI), Telecommunications Industry Association, Telecommunications Technology Association, IEEE, etc.). These SDO’s have policies with respect to intellectual property contributed by their member companies, which generally ask member companies whether they will commit to license their patents essential to the practice of the adopted standard on terms and conditions that are fair, reasonable and free from unfair discrimination (FRAND). We, as a member of these SDO’s and a significant contributor to a number of adopted standards, have made a number of FRAND commitments. Some companies have proposed significant new SDO intellectual property policies, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by its member companies to be applied to the selling price of any product implementing the adopted standard. They have further proposed that the maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Recently, NGMN Ltd., an industry standards development group organized by several wireless operators, has invited other companies in the industry to participate within NGMN Ltd. subject to IP restrictions substantially similar to these proposals. It is quite early in the process of discussing and evaluating these proposals but we expect that, once all parties analyze and understand the full impact of these proposals, they will come to understand that such proposals are not in the best interests of the industry and would have serious undesirable consequences. For example, these proposals, if adopted, would discourage research and development investment, invention and innovation, incentivize bulk filings of marginal patents, and encourage lobbying for introduction of needless features into standards. Further, they would discriminate against companies that develop new technology and enable other companies to manufacture and use products incorporating those new technologies in favor of such manufacturers and users. We are participating in the process and expect to channel it into useful improvements of the existing processes. Although the ETSI ad hoc IPR group has determined that such proposals should not be adopted as amendments to existing ETSI policies, there can be no assurance that such proposals as described above will not be adopted by other SDO’s or industry groups, such as the recently formed NGMN Ltd., resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s or such other industry groups for promoting our new technologies.
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
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers in the past and may experience it in the future. During fiscal 2004 and the first quarter of fiscal 2005, we experienced supply constraints which resulted in our inability to meet certain customer demand. While we were able to alleviate these supply constraints and improve the supply and delivery of the affected integrated circuits by working with our existing suppliers to increase available manufacturing capacity, and by increasing and extending our firm orders to our suppliers, there can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on sole or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 87% and 88% in the first quarter of fiscal 2007 and 2006, respectively, and 87% and 82% in fiscal 2006 and 2005, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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

     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first quarter of fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 71% during the first quarter of fiscal 2006. During fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during fiscal 2005. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
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
     Our future operating results will be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated customers or licensees, both domestically and internationally; our ability to develop, introduce and market new technology, products and services on a timely basis; management of inventory by us and our customers and their customers in response to shifts in market demand; changes in the mix of technology and products developed, licensed, produced and sold; seasonal customer demand; the Flarion acquisition; and other factors described elsewhere in this Quarterly Report and in these risk factors. Our cash investments represent a significant asset that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities.
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
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless Internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. While our research and development activities have resulted in inventions relating to applications of GPRS, EDGE, OFDM, OFDMA and MIMO, and hundreds of issued or pending patent applications, there can be no assurance that our patent portfolio licensing program in these areas would be as successful as our CDMA portfolio licensing program. Further, if OFDMA technology is not adopted and deployed commercially, our investment in Flarion and OFDMA technology may not provide us an adequate return on our investment. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our IMOD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to successfully commercialize our IMOD technology.

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
     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access un-trusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability claims along with the associated impacts on reputation and demand. Although we carry product liability insurance to protect against product liability claims, we cannot assure you that our insurance coverage will be sufficient to protect us against losses due to product liability claims, or that we will be able to continue to maintain such insurance at a reasonable cost. Furthermore, not all losses associated with alleged product failure are insurable. Our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. In addition, a product liability claim or recall, whether against our licensees, customers, or us could harm our reputation and result in decreased demand for our products.

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
     At December 31, 2006, we have remaining authority to repurchase up to $0.9 billion of our common stock. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2006 Annual Report on Form 10-K. At December 31, 2006, there have been no other material changes to the market risks described at September 24, 2006 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. The following table provides information about our financial instruments that are sensitive to changes in interest rates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single
December 31, 2006:	of 2007	2008	2009	2010	2011	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash and cash equivalents	$997	$—	$—	$—	$—	$—	$—	$997
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$1,520	$446	$245	$58	$11	$14	$219	$2,513
Interest rate	5.1%	4.6%	5.2%	4.9%	5.2%	7.2%	5.3%
Non-investment grade	$1	$12	$35	$29	$57	$384	$—	$518
Interest rate	7.2%	5.5%	6.7%	7.6%	7.5%	8.5%

Floating interest-bearing securities:
Cash and cash equivalents	$1,533	$—	$—	$—	$—	$—	$—	$1,533
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$120	$101	$178	$80	$14	$87	$287	$867
Interest rate	5.0%	5.3%	5.6%	5.5%	5.5%	5.8%	5.7%
Non-investment grade	$5	$15	$15	$29	$77	$370	$525	$1,036
Interest rate	5.9%	6.8%	6.9%	6.8%	7.2%	7.3%	6.8%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.54 billion at December 31, 2006 from $1.34 billion at September 24, 2006. The recorded value of equity mutual fund shares decreased to $1.42 billion at December 31, 2006 from $1.52 billion at September 24, 2006. Our diversified investments in companies and industry segments may vary over time, and changes in the concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at December 31, 2006 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $296 million.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Risk Factors” section provides updated information in certain areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities (in millions, except share and per share data):

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
	Shares Purchased	Per Share(1)	Programs(2)	Programs(2)
September 25, 2006 to October 22, 2006	1,000,000	$47.50	1,000,000	$953
October 23, 2006 to November 26, 2006	1,000,000	$48.00	1,000,000	$905
November 27, 2006 to December 31, 2006	—		—	$905

Total	2,000,000	$47.75	2,000,000	$905

(1)	Average Price Paid Per Share excludes cash paid for commissions. We repurchased 2,000,000 shares in the first quarter of 2007 upon the exercise of two outstanding put options. Premiums totaling $6 million were excluded from the average price paid per share. If the premiums had been included, the average price paid per share for the purchases of shares made during the first quarter would have been $44.74.

(2)	On November 7, 2005, the Company announced that it had authorized the expenditure of up to $2.5 billion to repurchase shares of the Company’s stock with no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
Exhibits

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.75	2006 Bonuses and 2007 Annual Base Salary for Named Executive Officers. (4)

10.76	Summary of 2007 Annual Bonus Program for Named Executive Officers. (5)

10.77	Amendment dated December 7, 2006 to the Amended and Restated Rights Agreement between the Company and Computershare Investor Services LLC, as Rights Agent. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 22, 2006.

(4)	Filed under item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

(5)	Filed under item 5.02 of the Registrant’s Current Report on Form 8-K filed on December 1, 2006.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel

William E. Keitel
Executive Vice President and
Chief Financial Officer
Dated: January 24, 2007