Form 10-Q
period 2007-04-01
QUALCOMM INC/DE
filed 2007-04-25
CIK 804328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 23, 2007, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,666,766,240

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	April 1,	September 24,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$3,353	$1,607
Marketable securities	3,198	4,114
Accounts receivable, net	714	700
Inventories	347	250
Deferred tax assets	232	235
Other current assets	234	143

Total current assets	8,078	7,049
Marketable securities	4,751	4,228
Property, plant and equipment, net	1,582	1,482
Goodwill	1,320	1,230
Deferred tax assets	486	512
Other assets	1,037	707

Total assets	$17,254	$15,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$566	$420
Payroll and other benefits related liabilities	240	273
Unearned revenue	289	197
Income taxes payable	298	137
Other current liabilities	433	395

Total current liabilities	1,826	1,422
Unearned revenue	151	141
Other liabilities	247	239

Total liabilities	2,224	1,802

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at April 1, 2007 and September 24, 2006	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,665 and 1,652 shares issued and outstanding at April 1, 2007 and September 24, 2006, respectively	—	—
Paid-in capital	7,758	7,242
Retained earnings	7,075	6,100
Accumulated other comprehensive income	197	64

Total stockholders’ equity	15,030	13,406

Total liabilities and stockholders’ equity	$17,254	$15,208

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006
Revenues:
Equipment and services	$1,370	$1,122	$2,712	$2,271
Licensing and royalty fees	851	712	1,528	1,304

Total revenues	2,221	1,834	4,240	3,575

Operating expenses:
Cost of equipment and services revenues	634	521	1,268	1,037
Research and development	454	390	895	731
Selling, general and administrative	385	263	754	502

Total operating expenses	1,473	1,174	2,917	2,270

Operating income	748	660	1,323	1,305

Investment income, net (Note 3)	180	125	383	216

Income before income taxes	928	785	1,706	1,521
Income tax expense	(202)	(192)	(333)	(308)

Net income	$726	$593	$1,373	$1,213

Basic earnings per common share	$0.44	$0.36	$0.83	$0.73

Diluted earnings per common share	$0.43	$0.34	$0.81	$0.71

Shares used in per share calculations:
Basic	1,659	1,664	1,656	1,655

Diluted	1,693	1,721	1,689	1,711

Dividends per share announced	$0.12	$0.09	$0.24	$0.18

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 1,	March 26,
	2007	2006
Operating Activities:
Net income	$1,373	$1,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	121
Non-cash portion of share-based compensation expense	257	242
Incremental tax benefits from stock options exercised	(119)	(273)
Net realized gains on marketable securities and other investments	(119)	(60)
Non-cash income tax expense	229	220
Other items, net	8	26
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	(17)	(14)
Inventories	(98)	(39)
Other assets	(155)	21
Trade accounts payable	134	106
Payroll, benefits and other liabilities	1	(65)
Unearned revenue	102	(13)

Net cash provided by operating activities	1,780	1,485

Investing Activities:
Capital expenditures	(414)	(374)
Purchases of available-for-sale securities	(3,581)	(6,062)
Proceeds from sale of available-for-sale securities	4,345	4,443
Other investments and acquisitions, net of cash acquired	(227)	(270)
Other items, net	1	45

Net cash provided (used) by investing activities	124	(2,218)

Financing Activities:
Proceeds from issuance of common stock	255	468
Incremental tax benefits from stock options exercised	119	273
Dividends paid	(398)	(298)
Repurchase and retirement of common stock	(136)	—

Net cash (used) provided by financing activities	(160)	443

Effect of exchange rate changes on cash	2	(1)

Net increase (decrease) in cash and cash equivalents	1,746	(291)
Cash and cash equivalents at beginning of period	1,607	2,070

Cash and cash equivalents at end of period	$3,353	$1,779

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated balance sheet at September 24, 2006 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and six month periods ended April 1, 2007 included 13 weeks and 27 weeks, respectively. The three month and six month periods ended March 26, 2006 included 13 weeks and 26 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share under option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended April 1, 2007 were 33,519,000 and 32,897,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 26, 2006 were 56,872,000 and 56,835,000, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Employee stock options to purchase approximately 92,463,000 and 98,304,000 shares of common stock during the three months and six months ended April 1, 2007, respectively, and employee stock options to purchase approximately 41,142,000 and 40,597,000 shares of common stock during the three months and six months ended March 26, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006
Net income	$726	$593	$1,373	$1,213

Other comprehensive (loss) income:
Foreign currency translation	3	1	11	(5)
Unrealized net gains on securities and derivative instruments, net of income taxes	22	42	187	67
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(29)	(29)	(67)	(49)
Other	2	6	2	7

Total other comprehensive (loss) income	(2)	20	133	20

Total comprehensive income	$724	$613	$1,506	$1,233

Components of accumulated other comprehensive income consisted of the following (in millions):

	April 1,	September 24,
	2007	2006
Unrealized net gains on marketable securities and derivative instruments, net of income taxes	$209	$87
Foreign currency translation	(12)	(23)

	$197	$64

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006
Cost of equipment and services revenues	$9	$10	$20	$22
Research and development	58	52	115	104
Selling, general and administrative	60	58	123	116

Share-based compensation expense before taxes	127	120	258	242
Related income tax benefits	(43)	(42)	(88)	(82)

Share-based compensation expense, net of taxes	$84	$78	$170	$160

Net share-based compensation expense per common share:
Basic	$0.05	$0.05	$0.10	$0.10

Diluted	$0.05	$0.05	$0.10	$0.09

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company recorded $24 million and $27 million in share-based compensation expense during the six months ended April 1, 2007 and March 26, 2006, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily relates to stock option awards granted in earlier periods. In addition, for the six months ended April 1, 2007 and March 26, 2006, $119 million and $273 million, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At April 1, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 1.7 years. Net stock options, after forfeitures and cancellations, granted during the six months ended April 1, 2007 and March 26, 2006 represented 1.1% of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended April 1, 2007 and March 26, 2006 represented 1.3% and 1.1%, respectively, of outstanding shares as of the end of each fiscal period.
     Future Accounting Requirements. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company’s fiscal 2008 beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
Note 2 – Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	April 1,	September 24,	April 1,	September 24,
	2007	2006	2007	2006
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities	$28	$73	$—	$—
Government-sponsored enterprise securities	201	667	—	—
Municipal bonds	—	5	—	—
Foreign government bonds	7	17	—	—
Corporate bonds and notes	2,465	2,693	21	23
Mortgage- and asset-backed securities	444	617	—	—
Non-investment grade debt securities	22	24	1,571	1,368
Debt mutual funds	—	—	154	—
Equity mutual funds	—	—	1,643	1,519
Equity securities	31	18	1,362	1,318

	$3,198	$4,114	$4,751	$4,228

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Property, Plant and Equipment.

	April 1,	September 24,
	2007	2006
	(In millions)
Land	$79	$76
Buildings and improvements	918	853
Computer equipment	719	659
Machinery and equipment	866	764
Furniture and office equipment	47	43
Leasehold improvements	177	171

	2,806	2,566

Less accumulated depreciation and amortization	(1,224)	(1,084)

	$1,582	$1,482

     The net book values of property under capital leases included in buildings and improvements totaled $70 million and $58 million at April 1, 2007 and September 24, 2006, respectively. Capital lease additions were $6 million and $14 million during the three months and six months ended April 1, 2007, respectively, and $16 million and $24 million during the three months and six months ended March 26, 2006, respectively.
     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $414 million at April 1, 2007 from $214 million at September 24, 2006. During the first quarter of fiscal 2007, the Company entered into an agreement whereby the Company made a payment to obtain a license from the other party for certain patents not previously licensed to the Company, as well as the right to pass-through rights under certain patents to the Company’s integrated circuits customers. The increase in technology-based intangible assets resulted primarily from the acquisition of these rights and from business acquisitions during the first quarter of fiscal 2007 (Note 8). As a result of these transactions, the weighted-average amortization period for technology-based intangible assets decreased to 12 years at April 1, 2007 from 15 years at September 24, 2006. The weighted-average amortization periods for other intangible assets were not significantly affected.
Note 3 – Investment Income, Net

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest and dividend income	$128	$102	$270	$193
Interest expense	(2)	(1)	(3)	(2)
Net realized gains on marketable securities	51	40	115	60
Net realized gains on other investments	4	—	4	—
Other-than-temporary losses on marketable securities	(1)	(9)	(2)	(12)
Gains (losses) on derivative instruments	—	3	(1)	7
Equity in losses of investees	—	(10)	—	(30)

	$180	$125	$383	$216

Note 4 – Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 21% for fiscal 2007, compared to the 22% effective income tax rate in fiscal 2006. The Company’s estimated effective tax rate for fiscal 2007 of 21% remained unchanged from the estimate made in the first quarter of fiscal 2007. The 22% effective tax rate recorded in the second quarter of fiscal 2007 is higher than the expected annual effective tax rate primarily due to the effect on the expected annual effective tax rate of a $33 million tax benefit related to fiscal 2006 recorded discretely in the first quarter of fiscal 2007 in connection with the retroactive extension of the federal research and development tax credit for two years to include qualified research expenditures paid or incurred after December 31, 2005 and before January 1, 2008 under the “Tax Relief and Health Care Act of 2006, which was passed by Congress during the first quarter of fiscal 2007.
     The estimated annual effective tax rate for fiscal 2007 is 14% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
federal rate and 3% related to research and development tax credits, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to foreign earnings taxed at less than the United States federal rate, the generation of research and development credits and an increase in the forecast of our ability to use capital loss carryforwards, partially offset by state taxes and other permanent differences.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $3.4 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of April 1, 2007, the Company has provided a valuation allowance of $15 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $7 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, decreased by approximately $29 million from September 24, 2006 to April 1, 2007, primarily due to the use of tax credits as a result of continued profitable operations, partially offset by tax benefits from share-based compensation expense and net operating loss carryforwards recorded as a result of acquisitions (Note 8).
Note 5 – Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended April 1, 2007 were as follows (in millions):

Balance at September 24, 2006	$13,406
Net income	1,373
Other comprehensive income	133
Repurchase of common stock	(116)
Net proceeds from the issuance of common stock	260
Share-based compensation	257
Tax benefits from exercise of stock options	114
Dividends	(398)
Other	1

Balance at April 1, 2007	$15,030

     Stock Repurchase Program. On November 7, 2005, the Company authorized the repurchase of up to $2.5 billion of the Company’s common stock under a program with no expiration date. In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2006 that were exercised during the six months ended April 1, 2007 requiring the Company to repurchase 2,000,000 shares of its common stock for approximately $89 million (net of the put option premium received). Upon repurchase, the shares were retired. During the three months and six months ended April 1, 2007, the Company repurchased and retired 1,014,000 shares and 3,014,000 shares, respectively, of the Company’s common stock for $40 million and $129 million (net of the put option premium received for shares purchased during the first quarter of fiscal 2007), respectively. At April 1, 2007, no put options remain outstanding, and approximately $865 million remained authorized for repurchase under the stock repurchase program.
     Dividends. On March 13, 2007, the Company announced an increase in its quarterly dividend effective for dividends payable after March 30, 2007 from $0.12 to $0.14 per share of common stock. On April 3, 2007, the Company announced a cash dividend of $0.14 per share on the Company’s common stock, payable on June 29, 2007 to stockholders of record as of June 1, 2007. Cash dividends announced in the six months ended April 1, 2007 and March 26, 2006 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2007		2006
	Per Share	Total	Per Share	Total
First quarter	$0.12	$198	$0.09	$148
Second quarter	0.12	200	0.09	150

Total	$0.24	$398	$0.18	$298

Note 6 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM Incorporated and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. Zoltar filed a notice of appeal that was dismissed as premature. While the Company has already obtained a verdict of non-infringement of Zoltar’s patents, the Company’s additional affirmative claims seeking declarations of the non-enforceability and invalidity of those patents were set to be retried in the same Court on October 10, 2006. However, Zoltar has informed the Court that it will covenant not to sue the Company or SnapTrack on the patents. As a result of Zoltar’s covenant and abandonment of its claims against the Company, a dismissal was entered in December 2006 on the Company’s remaining claims of invalidity, and the Court awarded to the Company costs and certain fees. Zoltar has appealed that award.
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
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom has appealed. Discovery is complete in one of the Central District Court patent actions, with trial on three patents scheduled to begin on May 1, 2007. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case was subsequently dismissed by agreement of the parties. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to a certain combination of chips that are already programmed with a specific software module. The Commission has adopted the ALJ’s initial determination on violation and held a public hearing on remedies in March 2007. The Commission is scheduled to issue its decision on remedy on May 25, 2007. The final determination is then subject to Presidential review. On April 13, 2007, Broadcom announced that it had filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief.
     QUALCOMM Incorporated v. Broadcom Corporation: On July 11, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of seven patents, each of which is essential to the practice of either the GSM or 802.11 standards, and seeking monetary

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
damages and injunctive relief based thereon. On September 23, 2005, Broadcom answered and counterclaimed, alleging infringement of six patents. All claims and counterclaims were dismissed by agreement of the parties in March 2007. On October 14, 2005, the Company filed another action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling the trial judge held that the Company was not guilty of inequitable conduct before the Patent Office but the Company’s actions in a video-encoding standards development organization amounted to a waiver of certain patent rights. The judge set a hearing for May 2, 2007 to determine an appropriate remedy for the waiver. On March 24, 2006, the Company filed another action in the United States District Court for the Southern District of California, alleging that Broadcom, during the period in which it has been attempting to bring to market a WCDMA baseband solution, misappropriated QUALCOMM confidential and trade secret information relating to QUALCOMM’s WCDMA baseband chips, and relating to the Company’s multimedia capabilities for such chips. The complaint also asserts another patent claim against Broadcom’s wireless local area network products, including such capability bundled with Broadcom’s WCDMA product offerings. Broadcom counterclaimed with the assertion of two patents. On October 27, 2006, the Court issued a preliminary injunction against Broadcom, prohibiting the future use or solicitation of certain of the Company’s confidential business and technical documents and information. In March 2007, all claims and counterclaims were dismissed by agreement of the parties.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case is currently stayed pending a decision in arbitration proceedings commenced by Nokia relating to certain alleged defenses to the Company’s infringement claims. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. The Company subsequently withdrew three of the patents from the proceedings. The ITC has stayed the proceedings for unspecified reasons pending further notice. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. In February 2007, the Company initiated proceedings in the People’s Republic of China against Nokia for infringement of three patents by Nokia’s GSM/GPRS/EDGE products. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of two patents and in the Western District of Wisconsin for infringement of three patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. The suit in Texas includes patents which all generally relate to the downloading of applications and other digital content over a GPRS/EDGE wireless data network. The suit in Wisconsin includes patents which generally relate to speech encoders (also called “vocoders”) used in certain models of GSM/GPRS/EDGE cellular phones. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of QUALCOMM’s patents in Nokia’s CDMA cellular handsets (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. Such an extension would obligate Nokia to pay QUALCOMM the same royalty specified in the current agreement and prohibit Nokia from asserting patent claims against QUALCOMM’s CDMA products.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia, Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint. The Court has ordered a stay of all of Nokia’s claims relating to GSM standards

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and products and has not yet ruled on the remainder of the motion to dismiss. On April 12, 2007, the Company filed counterclaims seeking a declaration, among other things, that the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regards to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in several purported class action lawsuits, and individually filed actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
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
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2039. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of April 1, 2007 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2007	$2	$37	$39
2008	4	72	76
2009	5	59	64
2010	5	44	49
2011	5	27	32
Thereafter	138	119	257

Total minimum lease payments	$159	$358	$517

Deduct: Amounts representing interest	(86)

Present value of minimum lease payments	73
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$73

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of April 1, 2007 for the remainder of fiscal 2007 and for each of the subsequent four years from fiscal 2008 through 2011 were approximately $745 million, $119 million, $72 million, $67 million and $49 million, respectively, and $42 million thereafter. Of these amounts, for the remainder of fiscal 2007 and for fiscal 2008 and fiscal 2009, commitments to purchase integrated circuit product inventories comprised $596 million, $55 million and $5 million, respectively.
     Other. The Company holds interests in Inquam Limited (Inquam), owner of a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company and another investor have each guaranteed 50% of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $83 million, which includes a new guarantee provided by the Company and the other investor during the second quarter of fiscal 2007 related to an additional $35 million owed under these arrangements. The aggregate fair value of these obligations of $5 million and $4 million was recorded in other current liabilities at April 1, 2007 and September 24, 2006, respectively. The guarantees expire and the facilities mature on June 25, 2011 and December 25, 2011.
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
     During the first quarter of fiscal 2007, the Company reassessed the intersegment royalty charged to QCT by QTL and determined that the royalty should be eliminated starting in fiscal 2007 for management reporting purposes to, among other reasons, recognize other value that QTL has increasingly been realizing from QCT. As a result, QCT did not record a royalty to QTL in the first six months of fiscal 2007, and prior period segment information has been adjusted in the same manner for comparative purposes.
     During the first quarter of fiscal 2007, the Company also reorganized the QUALCOMM Wireless Systems (QWS) division, which sells products and services to Globalstar, into the QWBS division in the QWI segment.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

					Reconciling
	QCT*	QTL*	QWI*	QSI	Items*	Total
For the three months ended:
April 1, 2007
Revenues	$1,259	$759	$198	$—	$5	$2,221
EBT	368	636	20	(42)	(54)	928
March 26, 2006
Revenues	$1,018	$640	$178	$—	$(2)	$1,834
EBT	291	587	16	(36)	(73)	785

For the six months ended:
April 1, 2007
Revenues	$2,490	$1,359	$387	$—	$4	$4,240
EBT	684	1,134	40	(85)	(67)	1,706
March 26, 2006
Revenues	$2,051	$1,165	$357	$—	$2	$3,575
EBT	629	1,066	33	(84)	(123)	1,521

*	As adjusted
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2007	2006*	2007	2006*
Revenues
Elimination of intersegment revenue	$(22)	$(8)	$(47)	$(11)
Other nonreportable segments	27	6	51	13

Reconciling items	$5	$(2)	$4	$2

Earnings (loss) before income taxes
Unallocated research and development expenses	$(83)	$(93)	$(151)	$(163)
Unallocated selling, general and administrative expenses	(78)	(67)	(153)	(128)
Unallocated cost of equipment and services revenues	(9)	(10)	(19)	(22)
Unallocated investment income, net	169	128	368	236
Other nonreportable segments	(34)	(28)	(70)	(41)
Intracompany eliminations	(19)	(3)	(42)	(5)

Reconciling items	$(54)	$(73)	$(67)	$(123)

*	As adjusted
     During the three months and six months ended April 1, 2007, unallocated research and development expenses included $58 million and $115 million, respectively, and unallocated selling, general and administrative expenses included $59 million and $121 million, respectively, of share-based compensation expense. During the three months and six months ended March 26, 2006, unallocated research and development expenses included $52 million and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$104 million, respectively, and unallocated selling, general and administrative expenses included $58 million and $116 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Segment data includes intersegment revenues. Generally, revenues between segments are based on prevailing market rates for substantially similar products and services or an approximation thereof. Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL*	QWI*
For the three months ended:
April 1, 2007
Revenues from external customers	$1,257	$758	$197
Intersegment revenues	2	1	1
March 26, 2006
Revenues from external customers	$1,013	$639	$176
Intersegment revenues	5	1	2

For the six months ended:
April 1, 2007
Revenues from external customers	$2,482	$1,358	$384
Intersegment revenues	8	1	3
March 26, 2006
Revenues from external customers	$2,044	$1,164	$353
Intersegment revenues	7	1	4

*	As adjusted
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $404 million and $329 million at April 1, 2007 and September 24, 2006, respectively. Reconciling items included $226 million and $228 million at April 1, 2007 and September 24, 2006, respectively, of goodwill and other assets related to the QUALCOMM MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill, certain other intangible assets of nonreportable segments and capitalized share-based compensation. Segment assets and reconciling items were as follows (in millions):

	April 1,	September 24,
	2007	2006
QCT	$732	$651
QTL	63	60
QWI*	230	215
QSI	824	660
Reconciling items*	15,405	13,622

Total consolidated assets	$17,254	$15,208

*	As adjusted
Note 8 – Acquisitions
     During the second quarter of fiscal 2007, the Company acquired certain assets from TeleCIS Wireless, Inc. for $10 million to enhance its engineering resources in the development of OFDM/OFDMA technologies. Substantially

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
all of the purchase price was expensed as in-process research and development. During the first quarter of fiscal 2007, the Company acquired three businesses for total cash consideration of $178 million. Approximately $6 million in consideration payable in cash through June 2008 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $74 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $46 million are being amortized on a straight-line basis over a weighted-average amortization period of 3 years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Highlights
     Revenues for the second quarter of fiscal 2007 were $2.22 billion, with net income of $726 million. During the second quarter of fiscal 2007, the following recent developments occurred with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by more than 4% to reach approximately 2.8 billion. (1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), grew to 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 460 million worldwide by March 31, 2007, including approximately 345 million CDMA2000 1X/1xEV-DO subscribers and approximately 115 million WCDMA subscribers. (1)

•	CDMA-based handset shipments totaled approximately 91 million units, an increase of 36% over the 67 million units shipped in the year ago quarter. (2)

•	CDMA-based handset shipments grew faster than total worldwide handsets and represent an estimated 31% of the total (296 million) worldwide handset shipments, compared to 27% of the total (246 million) shipments in the year ago quarter. (3)

•	The average selling price (ASP) of CDMA-based handsets was estimated to be approximately $214, up 3% from the year ago quarter, due to fluctuations in technology and regional mix.

•	We shipped approximately 61 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules, an increase of 24%, compared to approximately 49 million MSM integrated circuits in the year ago quarter.

•	We estimate the ratio of WCDMA reported royalties to total reported royalties was 49%, up from 46% reported in the year ago quarter.

•	Verizon Wireless launched V CAST Mobile TV in major U.S. markets with the MediaFLO USA service. Cingular, the new wireless unit of AT&T signed a definitive agreement with MediaFLO USA to deliver mobile entertainment and information service in late 2007 to its subscribers using the MediaFLO USA service.

•	The GSM Association selected an LG phone, incorporating our MSM integrated circuit (chipset), as the winning handset for their “3G for All” campaign, which aims to make feature rich 3G WCDMA handsets accessible to a much wider user base by creating economies of scale for handset makers and their component suppliers.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Unit shipments and average selling prices are for the period from October through December based on reports provided during the second quarter of fiscal 2007 by our licensees/manufacturers.

(3)	Based on reports by Strategy Analytics, a global research and consulting firm in their Global Handset Market Share Updates.

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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other phone components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 57% and 56% of total consolidated revenues for the second quarter of fiscal 2007 and 2006, respectively. QCT revenues comprised 59% and 57% of total consolidated revenues for the first six months of fiscal 2007 and 2006, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. Die, cut from silicon wafers, are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased on a turnkey basis, in which our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. We also employ a two-stage manufacturing business model in which we purchase completed die directly from semiconductor manufacturing foundries, and directly manage and contract with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). Chartered Semiconductor Manufacturing, IBM, Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics are the primary foundry suppliers for our family of baseband and cell site modem integrated circuits. Atmel, Freescale Semiconductor, IBM and Semiconductor Manufacturing International Corporation are the primary foundry suppliers for our family of radio frequency and power management integrated circuits. Our fabless business model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 34% and 35% of total consolidated revenues for the second quarter of fiscal 2007 and 2006, respectively. QTL revenues comprised 32% and 33% of total consolidated revenues for the first six months of fiscal 2007 and 2006, respectively. The vast majority of such revenues has been generated primarily through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides terrestrial-based and satellite-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QWBS also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through the second quarter of fiscal 2007, QWBS has shipped approximately 1,100,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 9% and 10% of total consolidated revenues for the second quarter of fiscal 2007 and 2006, respectively. QWI revenues comprised 9% and 10% of total consolidated revenues for the first six months of fiscal 2007 and 2006, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary began offering services over our nationwide multicasting network based on our MediaFLO MDS and FLO technology in the second quarter of fiscal 2007. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain services provided by our wireless operator partners. As part of our strategic investment activities, we may consider various corporate structuring and exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include: the QUALCOMM MEMS Technologies division, which is developing an IMOD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the QUALCOMM Flarion Technologies division, which is developing OFDM/OFDMA technologies; the MediaFLO Technologies division, which is developing our MediaFLO MDS and FLO technology and markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the second half of fiscal 2007, the following items are likely to have an impact on our business:
•	The deployment of CDMA2000 networks is expected to continue.
o	More than 188 operators have launched CDMA2000 1X; (1)

o	More than 56 operators have deployed the higher data speeds of 1xEV-DO and several are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
o	More than 154 GSM operators have migrated their networks to WCDMA; (2)

o	More than 103 operators have launched commercial HSDPA networks and manufacturers are beginning to trial the faster uplink speeds of HSUPA. (2)
•	We expect WCDMA phone prices to segment into high and low end, with low-end prices decreasing significantly as volumes increase and competition intensifies among WCDMA phone manufacturers and integrated circuit suppliers, as happened with CDMA2000. We expect phone market share will change and competition will increase as WCDMA networks grow and expand beyond Japan and Western Europe into the United States and China.

•	To meet growing demand for advanced 3G phones and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2007 will not reach commercialization until several years in the future.

•	We expect demand for low-end phones to continue, and we have invested resources to develop single chip products, which integrate the baseband, radio frequency and power management chips into one package, lowering component counts and enabling faster time-to-market for our customers. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products at the very low end, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The BREW applications platform, content delivery services and user interfaces;

o	The MediaFLO Media Distribution System (MDS) and FLO technology for delivery of multimedia content;

o	The DO Multicarrier Multilink eXtensions (DMMX) and HSDPA Multicarrier Multilink eXtensions (HMMX) platforms to support the long-term roadmaps of 1xEV-DO and HSDPA;

o	OFDM and OFDMA-based technologies;

o	Our IMOD display technology.
•	In late 2004, we discovered that Ericsson and SonyEricsson were underreporting and underpaying royalties to us for sales of subscriber units under the license agreement between Ericsson and us. Ericsson and SonyEricsson disagreed and claimed they had overpaid royalties to us. As a result, in accordance with the terms of the license agreement, after attempting to resolve the dispute through negotiations, the dispute was referred to arbitration. In April 2007, the arbitrators ruled in our favor on both claims and awarded us $30 million for sales from 2004 through the first quarter of calendar 2006. As this arbitration order was issued in April 2007 and payment by Ericsson and SonyEricsson is due May 4, 2007, we will recognize revenue related to the award in the third quarter of fiscal 2007. In addition, as a result of the arbitration decision, Ericsson and SonyEricsson will have to recalculate their royalty payments for periods after the first quarter of calendar 2006, in accordance with the arbitration finding, and pay us the amount of any resulting underpayments. Future royalty payments must also be in accordance with the arbitrators’ decision.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue their attacks on our business model in various forums throughout the world.

•	We expect that we will continue to be involved in litigation and to appear in front of administrative bodies in an effort to defend our licensing business model and, in some cases, to thwart efforts by companies to gain competitive advantage or negotiating leverage. In particular, we expect a ruling from the ITC in our dispute with Broadcom in May 2007. We are also engaged in multiple disputes with Nokia Corp., including litigation over Nokia’s obligation to pay royalties for the use of certain of our patents. As a result, under generally accepted accounting principles, we do not expect to be able to record royalty revenue attributable to Nokia’s sales starting in the fourth quarter of fiscal 2007 until an arbitrator (or court) awards damages or the disputes are otherwise resolved by agreement with Nokia, potentially resulting in a negative impact on future royalty revenues reported by our QTL segment. We expect activity in this area to remain high and anticipate some decisions and/or rulings in the second half of fiscal 2007.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their April 2007 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 29%, 22%, 18%, and 14%, respectively, of total consolidated revenues for the first six months of fiscal 2007 as compared to 34%, 15%, 21%, and 13%, respectively, for the first six months of fiscal 2006. We distinguish revenue from external customers by geographic areas based on customer location. The increase in revenues from customers in China from 15% of total revenues to 22% is primarily attributable to the maturing of CDMA-based manufacturers in China that are experiencing wider adoption of their products in international markets for low priced CDMA2000 phones and WCDMA phones. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 68% to 61%, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers in China.
Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006
     Revenues. Total revenues for the second quarter of fiscal 2007 were $2.22 billion, compared to $1.83 billion for the second quarter of fiscal 2006.
     Revenues from sales of equipment and services for the second quarter of fiscal 2007 were $1.37 billion, compared to $1.12 billion for the second quarter of fiscal 2006. Revenues from sales of integrated circuit products increased $233 million, resulting primarily from higher unit shipments of MSM and accompanying RF and PM integrated circuits.
     Revenues from licensing and royalty fees for the second quarter of fiscal 2007 were $851 million, compared to $712 million for the second quarter of fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $119 million increase in royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices.
     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2007 was $634 million, compared to $521 million for the second quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the second quarter of both fiscal 2007 and 2006. Cost of equipment and services revenues in the second quarter of fiscal 2007 included $9 million in share-based compensation, compared to $10 million in the second quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the second quarter of fiscal 2007, research and development expenses were $454 million or 20% of revenues, compared to $390 million or 21% of revenues for the second quarter of fiscal 2006. The dollar increase was primarily attributable to a $64 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses for the second quarter of fiscal 2007 included share-based compensation and in-process research and development of $58 million and $10 million, respectively, compared to $52 million and $21 million, respectively, in the second quarter of fiscal 2006.
     Selling, General and Administrative Expenses. For the second quarter of fiscal 2007, selling, general and administrative expenses were $385 million or 17% of revenues, compared to $263 million or 14% of revenues for the second quarter of fiscal 2006. The dollar and percentage increases were primarily attributable to a $46 million increase in professional fees (primarily legal fees), a $26 million increase in employee related expenses, a $22 million increase in bad debt expense, an $8 million increase in selling and marketing expenses and an $8 million increase in depreciation and amortization. Selling, general and administrative expenses for the second quarter of fiscal 2007 included share-based compensation of $60 million, compared to $58 million in the second quarter of fiscal 2006.
     Net Investment Income. Net investment income was $180 million for the second quarter of fiscal 2007, compared to $125 million for the second quarter of fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Three Months Ended
	April 1,	March 26,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$125	$102	$23
QSI	3	—	3
Interest expense	(2)	(1)	(1)
Net realized gains on investments:
Corporate	49	34	15
QSI	6	6	—
Other-than-temporary losses on investments	(1)	(9)	8
Gains on derivative instruments	—	3	(3)
Equity in losses of investees	—	(10)	10

	$180	$125	$55

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of the higher marketable equity investment balances in the second quarter of fiscal 2007, as compared to fiscal 2006. Equity in losses of investees in the second quarter of fiscal 2006 resulted primarily from the effect of investment losses recognized by a venture fund investee in the second quarter of fiscal 2006, of which our share was $11 million.
     Income Tax Expense. Income tax expense was $202 million for the second quarter of fiscal 2007, compared to $192 million for the second quarter of fiscal 2006. The annual effective tax rate is estimated to be 21% for fiscal 2007, compared to the annual effective tax rate of 22% for fiscal 2006. The estimated effective tax rate for fiscal 2007 of 21% remained unchanged from the estimate made in the first quarter of fiscal 2007. The 22% effective tax rate recorded in the second quarter of fiscal 2007 is higher than the expected annual effective tax rate primarily due to the effect on the estimated annual effective tax rate of a $33 million tax benefit related to fiscal 2006 recorded discretely in the first quarter of fiscal 2007 in connection with the retroactive extension of the federal research and development tax credit. The 25% effective tax rate recorded in the second quarter of fiscal 2006 was higher than the annual effective tax rate primarily due to the effect of a $56 million reduction of the tax provision in the first quarter of fiscal 2006 to reflect the expected impact of prior year tax audits completed during that quarter.
     The estimated annual effective tax rate for fiscal 2007 is 14% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate and 3% related to research and development tax credits, partially offset by state taxes of approximately 5%.
     As of April 1, 2007, we had a valuation allowance of approximately $15 million on previously incurred capital losses. We also had a valuation allowance of $7 million related to foreign net operating loss carryforwards that are expected to expire unutilized. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
First Six Months of Fiscal 2007 Compared to First Six Months of Fiscal 2006
     Revenues. Total revenues for the first six months of fiscal 2007 were $4.24 billion, compared to $3.58 billion for the first six months of fiscal 2006. Revenues from three customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 40% and 39% in aggregate of total consolidated revenues in the first six months of fiscal 2007 and 2006, respectively.
     Revenues from sales of equipment and services for the first six months of fiscal 2007 were $2.71 billion, compared to $2.27 billion for the first six months of fiscal 2006. Revenues from sales of integrated circuit products increased $431 million, resulting primarily from an increase of $461 million related to higher unit shipments, primarily MSM and accompanying RF and PM integrated circuits, partially offset by a decrease of $37 million related to the net effects of reductions in average sales prices and changes in product mix.
     Revenues from licensing and royalty fees for the first six months of fiscal 2007 were $1.53 billion, compared to $1.30 billion for the first six months of fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $190 million increase in royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices and a $20 million increase in QIS revenues related to our expanded BREW customer base and products and increased development efforts under the licensing agreement with Sprint. Worldwide demand for CDMA-based products and average selling prices have increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2007 was $1.27 billion, compared to $1.04 billion for the first six months of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first six months of fiscal 2007, compared to 46% for the first six months of fiscal 2006. The decline in margin percentage in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to a decrease in QCT margin percentage related to the net effects of reductions in average sales prices and unit costs and an increase in reserves for excess and obsolete inventory. Cost of equipment and services revenues in the first six months of fiscal 2007 included $20 million in share-based compensation, compared to $22 million in the first six months of fiscal 2006.
     Research and Development Expenses. For the first six months of fiscal 2007, research and development expenses were $895 million or 21% of revenues, compared to $731 million or 20% of revenues for the first six months of fiscal 2006. The dollar increase was primarily attributable to a $152 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses in the first six months of fiscal 2007 included share-based compensation and in-process research and development of $115 million and $10 million, respectively, compared to $104 million and $21 million, respectively, in the first six months of fiscal 2006.

     Selling, General and Administrative Expenses. For the first six months of fiscal 2007, selling, general and administrative expenses were $754 million or 18% of revenues, compared to $502 million or 14% of revenues for the first six months of fiscal 2006. The dollar and percentage increases were primarily attributable to a $106 million increase in professional fees (primarily legal fees), a $55 million increase in employee related expenses, a $38 million increase in bad debt expense, an $18 million increase in depreciation and amortization and a $12 million increase in selling and marketing expenses. Selling, general and administrative expenses in the first six months of fiscal 2007 included share-based compensation of $123 million, compared to $116 million in the first six months of fiscal 2006.
     Net Investment Income. Net investment income was $383 million for the first six months of fiscal 2007, compared to $216 million for the first six months of fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Six Months Ended
	April 1,	March 26,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$266	$192	$74
QSI	4	1	3
Interest expense	(3)	(2)	(1)
Net realized gains on investments:
Corporate	112	54	58
QSI	7	6	1
Other-than-temporary losses on investments	(2)	(12)	10
(Losses) gains on derivative instruments	(1)	7	(8)
Equity in losses of investees	—	(30)	30

	$383	$216	$167

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily as a result of the higher marketable equity investment balances in the first six months of fiscal 2007, as compared to the first six months fiscal 2006. Equity in losses of investees in the first six months of fiscal 2006 resulted primarily from the effect of investment losses recognized by Inquam and a venture fund investee in the first six months of fiscal 2006, of which our share was $20 million and $10 million, respectively.
     Income Tax Expense. Income tax expense was $333 million for the first six months of fiscal 2007, compared to $308 million for the first six months of fiscal 2006. The effective tax rate was 20% for the first six months of both fiscal 2007 and 2006. The 20% effective tax rate for the first six months of fiscal 2007 is lower than the expected annual effective tax rate of 21% primarily due to the effect of a $33 million tax benefit related to fiscal 2006 recorded discretely in the first quarter of fiscal 2007 in connection with the retroactive extension of the federal research and development tax credit. The 20% effective tax rate for the first six months of fiscal 2006 was lower than the annual effective tax rate of 22% primarily due to the effect of a $56 million reduction of the tax provision in the first quarter of fiscal 2006 to reflect the expected impact of prior year tax audits completed during that quarter.
     The estimated annual effective tax rate for fiscal 2007 is 14% lower than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate and 3% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Our Segment Results for the Second Quarter of Fiscal 2007 Compared to the Second Quarter of Fiscal 2006
     The following should be read in conjunction with the second quarter financial results of fiscal 2007 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Segment Information.”
     QCT Segment. QCT revenues for the second quarter of fiscal 2007 were $1.26 billion, compared to $1.02 billion for the second quarter of fiscal 2006. Equipment and services revenues, primarily from MSM and accompanying RF and PM integrated circuits, were $1.22 billion for the second quarter of fiscal 2007, compared to $983 million for the second quarter of fiscal 2006. The increase in equipment and services revenue resulted primarily from higher unit shipments. Approximately 61 million MSM integrated circuits were sold during the second quarter of fiscal 2007, compared to approximately 49 million for the second quarter of fiscal 2006.

     QCT’s earnings before taxes for the second quarter of fiscal 2007 were $368 million, compared to $291 million for the second quarter of fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 29% in the second quarter of both fiscal 2007 and 2006.
     QTL Segment. QTL revenues for the second quarter of fiscal 2007 were $759 million, compared to $640 million for the second quarter of fiscal 2006. QTL’s earnings before taxes for the second quarter of fiscal 2007 were $636 million, compared to $587 million for the second quarter of fiscal 2006. QTL’s operating margin percentage was 83% in the second quarter of fiscal 2007, compared to 92% in the second quarter of fiscal 2006. The increase in revenues primarily resulted from a $119 million increase in royalties reported to us by our external licensees, which were $746 million in the second quarter of fiscal 2007, compared to $627 million in the second quarter of fiscal 2006. In the second quarter of fiscal 2007, our licensees reported sales of CDMA-based products during the first quarter of fiscal 2007 of approximately 91 million units, compared to approximately 67 million units reported in the second quarter of fiscal 2006 for sales during the first quarter of fiscal 2006. Revenues from amortized license fees were $13 million in the second quarter of fiscal 2007, compared to $12 million in the second quarter of fiscal 2006. The increase in QTL’s earnings before taxes for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the second quarter of fiscal 2007 were $198 million, compared to $178 million for the second quarter of fiscal 2006. Revenues increased primarily due to an increase in QIS revenue of $19 million. The increase in QIS revenue was primarily attributable to our expanded BREW customer base and products and an increase in QChat revenue resulting from increased development efforts under a licensing agreement with Sprint.
     QWI’s earnings before taxes for the second quarter of fiscal 2007 were $20 million, compared to $16 million for the second quarter of fiscal 2006. QWI’s operating margin percentage was 10% in the second quarter of fiscal 2007, compared to 9% in the second quarter of fiscal 2006. The increase in QWI’s earnings before taxes was primarily due to a $14 million increase in QIS gross margin largely resulting from our expanded BREW customer base and products and QChat development efforts, partially offset by an $8 million increase in QWI research and development and selling, general and administrative expenses. The increase in QWI’s operating margin percentage was primarily attributable to a decrease in QWI research and development and selling, general and administrative expenses as a percentage of revenue.
     QSI Segment. QSI’s loss before taxes for the second quarter of fiscal 2007 was $42 million, compared to $36 million for the second quarter of fiscal 2006. QSI’s loss before taxes included a $21 million increase in our MediaFLO USA subsidiary’s loss before taxes. During the second quarter of fiscal 2006, QSI recorded $10 million in equity in losses of investees resulting primarily from the effect of investment losses recognized by a venture fund investee in the second quarter of fiscal 2006, of which our share was $11 million. Equity in losses of investees was nominal during the second quarter of fiscal 2007.
Our Segment Results for the First Six Months of Fiscal 2007 Compared to the First Six Months of Fiscal 2006
     The following should be read in conjunction with the first six months financial results of fiscal 2007 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 7 – Segment Information.”
     QCT Segment. QCT revenues for the first six months of fiscal 2007 were $2.49 billion, compared to $2.05 billion for the first six months of fiscal 2006. Equipment and services revenues, primarily from MSM and accompanying RF and PM integrated circuits, were $2.41 billion for the first six months of fiscal 2007, compared to $1.98 billion for the first six months of fiscal 2006. The increase in equipment and services revenue was primarily comprised of $461 million related to higher unit shipments, partially offset by a decrease of $37 million related to the net effects of reductions in average sales prices and changes in product mix. Approximately 120 million MSM integrated circuits were sold during the first six months of fiscal 2007, compared to approximately 96 million for the first six months of fiscal 2006.

     QCT’s earnings before taxes for the first six months of fiscal 2007 were $684 million, compared to $629 million for the first six months of fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 27% in the first six months of fiscal 2007, compared to 31% in the first six months of fiscal 2006. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, related to the net effects of reductions in average sales prices and unit costs and an increase in reserves for excess and obsolete inventory, an increase in research and development expenses and an increase in selling, general and administrative expenses, primarily related to legal fees.
     QTL Segment. QTL revenues for the first six months of fiscal 2007 were $1.36 billion, compared to $1.17 billion for the first six months of fiscal 2006. QTL’s earnings before taxes for the first six months of fiscal 2007 were $1.13 billion, compared to $1.07 billion for the first six months of fiscal 2006. QTL’s operating margin percentage was 83% in the first six months of fiscal 2007, compared to 91% in the first six months of fiscal 2006. The increase in revenues primarily resulted from a $190 million increase in royalties reported to us by our external licensees, which were $1.33 billion in the first six months of fiscal 2007, compared to $1.14 billion in the first six months of fiscal 2006. Revenues from amortized license fees were $27 million in the first six months of fiscal 2007, compared to $23 million in the first six months of fiscal 2006. The increase in QTL’s earnings before taxes for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 was partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the first six months of fiscal 2007 were $387 million, compared to $357 million for the first six months of fiscal 2006. Revenues increased primarily due to a $36 million increase in QIS revenue, partially offset by an $8 million decrease in QWBS revenue. The increase in QIS revenue is primarily attributable to our expanded BREW customer base and products and increases in QChat revenue resulting from increased development efforts under a licensing agreement with Sprint. The decrease in QWBS revenue is primarily attributable to a decrease in revenues from product sales, partially offset by an increase in messaging revenues. QWBS shipped approximately 97,600 terrestrial-based and satellite-based systems during the first six months of fiscal 2007, compared to approximately 71,000 terrestrial-based and satellite-based systems in the first six months of fiscal 2006.
     QWI’s earnings before taxes for the first six months of fiscal 2007 were $40 million, compared to $33 million for the first six months of fiscal 2006. QWI’s operating margin percentage was 10% in the first six months of fiscal 2007, compared to 9% in the first six months of fiscal 2006. The increase in QWI’s earnings before taxes was primarily due to a $28 million increase in QIS gross margin, largely resulting from our expanded BREW customer base and products and QChat development efforts, partially offset by an $11 million increase in QWI selling, general and administrative expenses and the decrease in QWBS revenue. The increase in QWI’s operating margin percentage was primarily attributable to the increase in QIS gross margin, partially offset by the decrease in QWBS revenue.
     QSI Segment. QSI’s loss before taxes for the first six months of fiscal 2007 was $85 million, compared to $84 million for the first six months of fiscal 2006. QSI’s loss before taxes included a $37 million increase in our MediaFLO USA subsidiary’s loss before taxes. During the first six months of fiscal 2006, QSI recorded $30 million in equity in losses of investees resulting primarily from the effect of investment losses recognized by Inquam and a venture fund investee in the first six months of fiscal 2006, of which our share was $20 million and $10 million, respectively. Equity in losses of investees was nominal during the first six months of fiscal 2007.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $11.3 billion at April 1, 2007, an increase of $1.4 billion from September 24, 2006. Our cash, cash equivalents and marketable securities at April 1, 2007 consisted of $4.5 billion held by foreign subsidiaries with the remaining balance of $6.8 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $1.8 billion during the six months ended April 1, 2007, compared to $1.5 billion during the six months ended March 26, 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $255 million during the six months ended April 1, 2007, compared to $468 million during the six months ended March 26, 2006.

     On November 7, 2005, we authorized the repurchase of up to $2.5 billion of our common stock under a stock repurchase program with no expiration date. During the six months ended April 1, 2007, we repurchased and retired 3,014,000 shares of our common stock for $136 million. Any shares repurchased upon exercise of put options were retired. At April 1, 2007, $865 million remains authorized for repurchases under our stock repurchase program. We will continue to actively evaluate repurchases under this program.
     We announced dividends totaling $200 million, or $0.12 per common share, during the three months ended April 1, 2007, which were paid on March 30, 2007. On April 3, 2007, we announced a cash dividend of $0.14 per share on our common stock, payable on June 29, 2007 to stockholders of record as of June 1, 2007. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased slightly during the second quarter of fiscal 2007. Days sales outstanding, on a consolidated basis, were 27 days at April 1, 2007 compared to 32 days at December 31, 2006. The decrease in days sales outstanding is primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually.
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
     Additional information regarding our financial commitments at April 1, 2007 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Commitments and Contingencies.”
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our fiscal 2008 beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
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
Our three largest customers accounted for 40% and 39% of consolidated revenues in the first six months of fiscal 2007 and 2006, respectively, and 39% of consolidated revenues in both fiscal 2006 and 2005. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     QCT Segment. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain acceptable levels of operating results. A significant portion of QCT segment revenues is derived from three major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
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
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements, there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp., certain provisions of which (if not extended) would have expired on April 9, 2007, including our rights to sell integrated circuits under Nokia’s patents and Nokia’s rights to sell subscriber units (such as cellular phones and wireless personal digital assistant devices) under certain, specified, QUALCOMM patents. In our opinion, Nokia has elected to extend the existing agreement by, among other things, continuing to use our patents and is obligated to pay royalties in accordance with the agreement as a result of Nokia’s continued sales after April 9, 2007 of products that incorporate such QUALCOMM patents. Further, as a result of such license agreement extension, our rights to sell integrated circuits under Nokia’s patents have also been extended. If Nokia sues us for patent infringement, it has either breached the agreement or repudiated the election, both of which would permit us to sue Nokia for patent infringement. Nokia disputes our contentions and we have filed an arbitration action to enforce our position. There can be no assurance that we will prevail in such arbitration. If we do not prevail in such arbitration, Nokia’s right to sell certain subscriber products (such as cellular phones and wireless personal digital assistant devices) under most of our patents (including many that we have declared as potentially essential to the CDMA, WCDMA and other standards), and therefore Nokia’s obligation to pay royalties to us will both cease under the terms of the current agreement, and our rights to sell integrated circuits under some of Nokia’s patents will likewise cease under the terms of the current agreement (subject to Nokia's right to elect to extend the agreement beyond April 9, 2007, a right which is exercisable through December 31, 2008 unless earlier terminated).
     Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the valid and applicable patents of another company could be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including an injunction against making and selling products infringing such patent without a license and damages for past unlicensed sales in the form of lost profits or a reasonable royalty (which damages may be trebled for willful infringement).
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
     Having failed in their efforts to challenge the strength of our intellectual property position and, in most cases, despite contracts with us that were freely and fairly negotiated and contain fair and reasonable terms and conditions including royalty provisions, a small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korean Fair Trade Commission (KTFC) and the Japan Fair Trade Commission (JFTC) during 2006, and (iv) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.

     We were notified by the Competition Directorate of the EC that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints and have submitted a response. While we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC decides to formally investigate these accusations and determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, such an investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that 1) two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean competition laws and 2) unnamed parties filed a complaint with the JFTC allegedly claiming that our business practices are, in some way a violation of the Japanese competition laws. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, any resulting investigation in South Korea and/or Japan could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our revenues and/or earnings.
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and license agreements with more than 140 licensees including many of the world’s foremost wireless equipment manufacturers (including major corporations in Korea and Japan), we believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. A ruling in New Jersey Federal district court granted our motion to dismiss unfounded claims by Broadcom that our business practices have been in violation of anti-trust law in the United States. These business practices are essentially the same as cited in the EC complaints. The court ruled that, assuming all the facts stated by Broadcom are correct (which we believe is not the case), we have not violated any anti-trust laws. This ruling is very important and favorable. Broadcom has appealed it. On April 13, 2007, Broadcom announced that it had filed a new complaint in California state court against us alleging unfair competition, breach of contract and fraud. We believe these claims are also without merit. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
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
     Other companies or entities also have and may again commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDO’s) intellectual property policies could impact our licensing business.
     Our technologies, such as CDMA and OFDMA, are generally proposed and incorporated into standards adopted by SDO’s throughout the world (e.g. European Telecommunications Standards Institute (ETSI), Telecommunications Industry Association, Telecommunications Technology Association, IEEE, etc.). These SDO’s have policies with respect to intellectual property contributed by their member companies, which generally ask member companies whether they will commit to license their patents essential to the practice of the adopted standard on terms and conditions that are fair, reasonable and free from unfair discrimination (FRAND). We, as a member of these SDO’s and a significant contributor to a number of adopted standards, have made a number of FRAND commitments. Some companies have proposed significant new SDO intellectual property policies, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by its member companies to be applied to the selling price of any product implementing the adopted standard. They have further proposed that the maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Recently, NGMN Ltd., an industry standards development group organized by several wireless operators, has invited other companies in the industry to participate within NGMN Ltd. subject to IP restrictions substantially similar to these proposals. To date, after analyzing and understanding the full impact of these proposals, they have come to understand that such proposals are not in the best interests of the industry and would have serious undesirable consequences. For example, these proposals, if adopted, would discourage research and development investment, invention and innovation, incentivize bulk filings of marginal patents, and encourage lobbying for introduction of needless features into standards. Further, they would discriminate against companies that develop new technology and enable other companies to manufacture and use products incorporating those new technologies in favor of such manufacturers and users. We are continuing to participate in the process and helping to channel it into useful improvements of the existing processes. Although the ETSI ad hoc IPR group and the NGMN Board has thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or as NGMN intellectual property policy, there can be no assurance that such proposals as described above will not be revisited by ETSI or NGMN and will not be adopted by other SDO’s or industry groups, resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s or such other industry groups for promoting our new technologies.
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

     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers in the past which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
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
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing completed die directly from semiconductor manufacturing foundries. Under our Integrated Fabless Manufacturing (IFM) model, we directly manage and contract with third party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of completed die directly from our foundry suppliers under our IFM model and to continue to purchase the majority of our requirements for integrated circuit products on a turnkey basis. We have a limited history of working with these third party suppliers under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the initial stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on customer location. Consolidated revenues from international customers as a percentage of total revenues were 86% and 87% in the first six months of fiscal 2007 and 2006, respectively, and 87% and 82% in fiscal 2006 and 2005, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first six months of fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 70% during the first six months of fiscal 2006. During fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during fiscal 2005. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
     The wireless markets in China and India, among others, represent growth opportunities for us. If wireless operators in China or India, or the governments of China or India, make technology deployment or other decisions that result in actions that are adverse to the expansion of CDMA technologies, our business could be harmed.
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
     Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others:
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
MediaFLO does not fully control promotional activities necessary to stimulate demand for our services.
     Our MediaFLO business is a wholesale provider of mobile entertainment and information services to our carrier partners. As such, we do not set the retail price of our service to the consumer, nor do we directly control the marketing and promotion of the service to the carrier’s subscriber base. Therefore, we are dependent upon our carrier partners to price, market and otherwise promote our services to the end users. If our carrier partners do not effectively price, market and otherwise promote the service to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance of our MediaFLO technology will have a considerable impact on our ultimate success.
     Customer acceptance of the services our MediaFLO business offers is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, media content offerings and rate plans. Our carrier partners may have difficulty retaining subscribers if we are unable to meet our customers’ expectations for network quality and coverage, customer care or content. Obtaining content that is appealing to subscribers on economically rational terms may be limited by pre-existing exclusivity agreements content providers have with their customers as well as limitations placed on some content with respect to rights for mobile programming. An inability to address those issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage as well as affect our ability to attract new subscribers.
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
     Companies that promote non-CDMA technologies (e.g. GSM and WiMax) and companies that design competing CDMA-based integrated circuits are included amongst our competitors. Examples of such competitors (some of whom are strategic partners of ours in other areas) include Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Intel, LSI Corporation, NEC, Nokia, Samsung, Texas Instruments and VIA Telecom. With respect to our QWBS business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to the display market, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $226 million in assets (including $128 million in goodwill) at April 1, 2007. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which, in turn, could negatively impact our operating results.
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
     The IRS is currently conducting a regular examination of our tax returns for fiscal 2003 and 2004, which we anticipate will be completed by the end of fiscal 2007. Although we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows, or results of operations, the final resolution of the examination is uncertain, and as a result, there is the possibility of a material impact on our financial position, cash flows, or results of operations for the period in which the examination is ultimately resolved, if it is resolved in a manner different from our estimate, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

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
Our QWBS and MediaFLO businesses depend on the availability of satellite and other networks.
     Our OmniTRACS and OmniVision systems currently operate in the United States market on leased Ku-band satellite transponders. Our primary data satellite transponder and position reporting satellite transponder lease for these systems runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States OmniTRACS and OmniVision operations through fiscal 2012. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QWBS terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. On February 6, 2007, Globalstar announced that many Globalstar satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. Globalstar stated that unless remedied, by some time in 2008, this degradation or degraded performance will have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. On March 19, 2007, Globalstar announced its preparation for a May 2007 launch of four satellites that will be used to augment the first-generation satellite constellation to help maintain the quality of service through the launch of a second generation satellite constellation scheduled to begin in the summer of 2009. If this problem is not remedied by Globalstar or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
     Our MediaFLO network and systems currently operate in the domestic United States market on a leased Ku-band satellite transponder. Our primary program content and data distribution satellite transponder lease runs through December 31, 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our domestic United States MediaFLO services through fiscal 2012. Additionally our MediaFLO Transmitter Sites are monitored and controlled by a variety of terrestrial-based data circuits relying on various terrestrial communication networks operated by third parties. A failure to maintain adequate satellite capacity or the unavailability or nonperformance of the terrestrial-based network systems could have an adverse effect on our business and operating results.
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
     Message transmissions for QWBS operations are formatted and processed at the Network Management Center in San Diego, California, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Content from third parties for MediaFLO operations is received, processed and retransmitted at the Broadcast Operations Center in San Diego, California. The centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
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
     At April 1, 2007, we have remaining authority to repurchase up to $0.9 billion of our common stock. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.

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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55), covering the entire nation for use in our MediaFLO business. As a result, we are regulated by the FCC pursuant to Part 27 of the FCC’s rules which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our MediaFLO service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2006 Annual Report on Form 10-K. At April 1, 2007, there have been no other material changes to the market risks described at September 24, 2006 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. The following table provides information about our financial instruments that are sensitive to changes in interest rates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single
April 1, 2007:	of 2007	2008	2009	2010	2011	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash and cash equivalents	$1,413	$—	$—	$—	$—	$—	$—	$1,413
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$1,215	$535	$243	$74	$11	$14	$280	$2,372
Interest rate	5.2%	4.8%	5.3%	5.0%	5.2%	7.3%	2.4%
Non-investment grade	$1	$12	$30	$22	$48	$412	$—	$525
Interest rate	7.2%	5.4%	6.7%	7.8%	7.4%	8.2%

Floating interest-bearing securities:
Cash and cash equivalents	$1,814	$—	$—	$—	$—	$—	$—	$1,814
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$79	$112	$197	$116	$16	$112	$316	$948
Interest rate	4.8%	5.3%	5.5%	5.5%	5.5%	5.8%	5.6%
Non-investment grade	$3	$11	$14	$38	$73	$392	$536	$1,067
Interest rate	5.8%	3.9%	6.9%	7.1%	7.3%	7.3%	7.1%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.39 billion at April 1, 2007 from $1.34 billion at September 24, 2006. The recorded value of equity mutual fund shares increased to $1.64 billion at April 1, 2007 from $1.52 billion at September 24, 2006. Our diversified investments in companies and industry segments may vary over time, and changes in the concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at April 1, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $304 million.

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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain Risk Factors were added or changed to reflect risks resulting from the commercial launch of our MediaFLO business, as follows:
•	the Risk Factor entitled “MediaFLO does not fully control promotional activities necessary to stimulate demand for our services” was added;

•	the Risk Factor entitled “Customer acceptance of our MediaFLO technology will have a considerable impact on our ultimate success” was added;

•	the Risk Factor entitled “Our QWBS and MediaFLO businesses depend on the availability of satellite and other networks” was changed;

•	the Risk Factor entitled “Our business and operations would suffer in the event of system failures” was changed; and

•	the Risk Factor entitled “Government regulation may adversely affect our business” was changed.
     The “Risk Factors” section also provides updated information in certain other areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities (in millions, except share and per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid Per Share (1)	or Programs (2)	Plans or Programs(2)

January 1, 2007 to January 28, 2007	—		—	$905

January 29, 2007 to February 25, 2007	—		—	$905

February 26, 2007 to April 1, 2007	1,014,424	$39.43	1,014,424	$865

Total	1,014,424	$39.43	1,014,424	$865

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On November 7, 2005, we announced that we authorized the expenditure of up to $2.5 billion to repurchase shares of our common stock with no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on March 13, 2007. On the record date, 1,656,199,220 shares of the Company’s Common Stock were entitled to vote. At the meeting, 1,501,950,996 shares were represented in person or by proxy. Two proposals were considered.

Proposal 1:	Election of six directors to hold office until the 2008 Annual Meeting:

	For	Withheld
Barbara T. Alexander	1,465,148,808	36,802,188
Raymond V. Dittamore	1,463,025,996	38,925,000
Irwin Mark Jacobs	1,451,806,506	50,144,490
Sherry Lansing	1,466,689,616	35,261,380
Peter M. Sacerdote	1,450,562,432	51,388,564
Marc I. Stern	1,409,301,871	92,649,125
     All of the foregoing candidates were elected and each received affirmative votes from more than a majority of the outstanding shares. The following directors were not elected at the meeting, but have terms continuing after the meeting, as set forth below:

Elected Through

Donald G. Cruickshank	2008 Annual Meeting
Paul E. Jacobs	2008 Annual Meeting
Robert E. Kahn	2008 Annual Meeting
Duane A. Nelles	2008 Annual Meeting
Brent Scowcroft	2008 Annual Meeting

Proposal 2:	Ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. This proposal received the following votes:

For	Against	Abstain
1,461,699,322	29,508,192	10,743,482
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
Dated: April 25, 2007