Form 10-Q
period 2007-07-01
QUALCOMM INC/DE
filed 2007-07-25
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 23, 2007, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,674,232,975

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	July 1,	September 24,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,716	$1,607
Marketable securities	3,592	4,114
Accounts receivable, net	764	700
Inventories	396	250
Deferred tax assets	185	235
Other current assets	395	143

Total current assets	9,048	7,049
Marketable securities	4,954	4,228
Property, plant and equipment, net	1,631	1,482
Goodwill	1,322	1,230
Deferred tax assets	451	512
Other assets	1,040	707

Total assets	$18,446	$15,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$566	$420
Payroll and other benefits related liabilities	255	273
Unearned revenue	275	197
Income taxes payable	303	137
Other current liabilities	707	395

Total current liabilities	2,106	1,422
Unearned revenue	146	141
Other liabilities	262	239

Total liabilities	2,514	1,802

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at July 1, 2007 and September 24, 2006	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,672 and 1,652 shares issued and outstanding at July 1, 2007 and September 24, 2006, respectively	—	—
Paid-in capital	8,034	7,242
Retained earnings	7,640	6,100
Accumulated other comprehensive income	258	64

Total stockholders’ equity	15,932	13,406

Total liabilities and stockholders’ equity	$18,446	$15,208

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Revenues:
Equipment and services	$1,484	$1,240	$4,196	$3,512
Licensing and royalty fees	841	711	2,369	2,015

Total revenues	2,325	1,951	6,565	5,527

Operating expenses:
Cost of equipment and services revenues	688	559	1,956	1,596
Research and development	454	395	1,348	1,126
Selling, general and administrative	401	293	1,155	795

Total operating expenses	1,543	1,247	4,459	3,517

Operating income	782	704	2,106	2,010

Investment income, net (Note 3)	190	120	572	336

Income before income taxes	972	824	2,678	2,346
Income tax expense	(174)	(181)	(507)	(490)

Net income	$798	$643	$2,171	$1,856

Basic earnings per common share	$0.48	$0.38	$1.31	$1.12

Diluted earnings per common share	$0.47	$0.37	$1.28	$1.08

Shares used in per share calculations:
Basic	1,670	1,675	1,661	1,661

Diluted	1,704	1,728	1,694	1,717

Dividends per share announced	$0.14	$0.12	$0.38	$0.30

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 1,	June 25,
	2007	2006
Operating Activities:
Net income	$2,171	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	190
Non-cash portion of share-based compensation expense	371	368
Incremental tax benefits from stock options exercised	(199)	(376)
Net realized gains on marketable securities and other investments	(173)	(94)
Non-cash income tax expense	365	375
Other items, net	16	57
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	(62)	(140)
Inventories	(147)	(81)
Other assets	(137)	15
Trade accounts payable	127	140
Payroll, benefits and other liabilities	69	(20)
Unearned revenue	84	11

Net cash provided by operating activities	2,768	2,301

Investing Activities:
Capital expenditures	(571)	(556)
Purchases of available-for-sale securities	(5,921)	(9,610)
Proceeds from sale of available-for-sale securities	6,254	7,916
Other investments and acquisitions, net of cash acquired	(230)	(390)
Change in collateral held under securities lending	(153)	—
Other items, net	13	79

Net cash used by investing activities	(608)	(2,561)

Financing Activities:
Proceeds from issuance of common stock	474	623
Incremental tax benefits from stock options exercised	199	376
Dividends paid	(632)	(500)
Change in obligation under securities lending	153	—
Proceeds from put options	17	11
Repurchase and retirement of common stock	(264)	(1,165)

Net cash used by financing activities	(53)	(655)

Effect of exchange rate changes on cash	2	—

Net increase (decrease) in cash and cash equivalents	2,109	(915)
Cash and cash equivalents at beginning of period	1,607	2,070

Cash and cash equivalents at end of period	$3,716	$1,155

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated balance sheet at September 24, 2006 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three month and nine month periods ended July 1, 2007 included 13 weeks and 40 weeks, respectively. The three month and nine month periods ended June 25, 2006 included 13 weeks and 39 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended July 1, 2007 were 33,975,000 and 33,256,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 25, 2006 were 53,232,000 and 55,634,000, respectively.
     Employee stock options to purchase approximately 87,158,000 and 94,589,000 shares of common stock during the three months and nine months ended July 1, 2007, respectively, and employee stock options to purchase approximately 51,134,000 and 44,109,000 shares of common stock during the three months and nine months ended June 25, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net income	$798	$643	$2,171	$1,856

Other comprehensive income (loss):
Foreign currency translation	6	4	17	—
Unrealized net gains (losses) on securities and derivative instruments, net of income taxes	86	(60)	273	7
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(31)	(17)	(98)	(67)
Other	—	4	2	11

Total other comprehensive income (loss)	61	(69)	194	(49)

Total comprehensive income	$859	$574	$2,365	$1,807

Components of accumulated other comprehensive income consisted of the following (in millions):

	July 1,	September 24,
	2007	2006
Unrealized net gains on marketable securities and derivative instruments, net of income taxes	$264	$87
Foreign currency translation	(6)	(23)

	$258	$64

     Securities Lending. The Company engages in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. The loaned securities of $148 million at July 1, 2007 continue to be carried as marketable securities on the balance sheet. Cash collateral, greater than 101% of the fair value of the securities loaned including accrued interest, is held by one or more securities lending agents on behalf of the Company. Collateral of $153 million at July 1, 2007 was recorded as an other current asset with a corresponding other current liability. The Company did not engage in securities lending during fiscal 2006. The Company monitors the fair value of securities loaned and the collateral received to obtain additional collateral, as necessary.
     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Cost of equipment and services revenues	$10	$10	$29	$32
Research and development	50	56	166	160
Selling, general and administrative	56	60	179	176

Share-based compensation expense before taxes	116	126	374	368
Related income tax benefits	(40)	(43)	(128)	(125)

Share-based compensation expense, net of taxes	$76	$83	$246	$243

Net share-based compensation expense per common share:
Basic	$0.05	$0.05	$0.15	$0.15

Diluted	$0.04	$0.05	$0.15	$0.14

     The Company recorded $60 million and $54 million in share-based compensation expense during the nine months ended July 1, 2007 and June 25, 2006, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily relates to stock option awards granted in earlier periods. In addition, for the nine months ended July 1, 2007 and June 25, 2006, $199 million and $376

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At July 1, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 3.5 years. Net stock options granted, after forfeitures and cancellations, during the nine months ended July 1, 2007 and June 25, 2006 represented 1.9% of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended July 1, 2007 and June 25, 2006 represented 2.2% and 2.0%, respectively, of outstanding shares as of the end of each fiscal period.
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
Note 2 – Composition of Certain Financial Statement Items
Marketable Securities.

	Current		Noncurrent
	July 1,	September 24,	July 1,	September 24,
	2007	2006	2007	2006
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities	$22	$73	$—	$—
Government-sponsored enterprise securities	170	667	—	—
Municipal bonds	—	5	—	—
Foreign government bonds	7	17	—	—
Corporate bonds and notes	2,770	2,693	21	23
Mortgage- and asset-backed securities	407	617	—	—
Non-investment grade debt securities	22	24	1,521	1,368
Equity securities	194	18	1,285	1,318
Equity mutual funds	—	—	1,873	1,519
Debt mutual funds	—	—	254	—

	$3,592	$4,114	$4,954	$4,228

     Marketable securities included $148 million at July 1, 2007 that have been loaned under the Company’s securities lending program
(Note 1).
     Inventories. Inventories increased to $396 million at July 1, 2007 from $250 million at September 24, 2006 primarily due to increased purchases of completed die directly from foundry suppliers for use in the Company’s CDMA-based integrated circuit products.
     Property, Plant and Equipment.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	July 1,	September 24,
	2007	2006
	(In millions)
Land	$72	$76
Buildings and improvements	906	853
Computer equipment	768	659
Machinery and equipment	912	764
Furniture and office equipment	47	43
Leasehold improvements	194	171

	2,899	2,566

Less accumulated depreciation and amortization	(1,268)	(1,084)

	$1,631	$1,482

     The net book values of property under capital leases included in buildings and improvements totaled $76 million and $58 million at July 1, 2007 and September 24, 2006, respectively. Capital lease additions were $7 million and $21 million during the three months and nine months ended July 1, 2007, respectively, and $23 million and $47 million during the three months and nine months ended June 25, 2006, respectively.
     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $410 million at July 1, 2007 from $214 million at September 24, 2006. During the first quarter of fiscal 2007, the Company entered into an agreement whereby the Company made a payment to obtain a license from the other party for certain patents not previously licensed to the Company, as well as the right to pass-through rights under certain patents to the Company’s integrated circuits customers. The increase in technology-based intangible assets resulted primarily from the acquisition of these rights and from business acquisitions (Note 8). The weighted-average amortization period for technology-based intangible assets decreased to 12 years at July 1, 2007 from 15 years at September 24, 2006 primarily as a result of these transactions. The weighted-average amortization periods for other intangible assets were not significantly affected.
Note 3 – Investment Income, Net

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest and dividend income	$145	$120	$415	$312
Interest expense	(1)	(1)	(5)	(3)
Net realized gains on marketable securities	53	28	169	88
Net realized gains on other investments	—	6	4	6
Other-than-temporary losses on marketable securities	—	(6)	(3)	(17)
Other-than-temporary losses on other investments	(8)	(3)	(8)	(3)
Gains (losses) on derivative instruments	1	(24)	—	(17)
Equity in losses of investees	—	—	—	(30)

	$190	$120	$572	$336

Note 4 – Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 19% for fiscal 2007, compared to the 22% effective income tax rate in fiscal 2006. The Company’s estimated effective tax rate for fiscal 2007 decreased from 21% in the second quarter to 19% in the third quarter, which resulted in an 18% effective tax rate in the third quarter of fiscal 2007. The decrease in the estimated rate for fiscal 2007 is primarily the result of a change in the estimate of the amount of research and development costs allocable to the Company’s foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate.
     The estimated annual effective tax rate for fiscal 2007 is 16% lower than the United States federal statutory rate primarily due to benefits of approximately 19% related to foreign earnings taxed at less than the United States federal rate and 2% related to research and development tax credits, partially offset by state taxes of approximately

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5%. The fiscal 2006 rate was lower than the United States federal statutory rate primarily due to foreign earnings taxed at less than the United States federal rate, the generation of research and development credits and an increase in the forecast of our ability to use capital loss carry forwards, partially offset by state taxes and other permanent differences.
     The IRS is currently conducting an examination of the Company’s tax returns for fiscal 2003 and 2004, which is anticipated to be completed by the end of fiscal 2007. Due to the expectation that this examination will be completed in the near term, it is at least reasonably possible that the Company’s estimate of income tax expense for the years under audit and potentially subsequent years will change. Although the final resolution of the examination is uncertain, the Company currently anticipates that the related tax matters will ultimately be settled at less than the amounts currently recorded in the financial statements which would result in a tax benefit that could have a material impact on the Company’s results of operations in the period in which the tax matters are settled.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $3.9 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of July 1, 2007, the Company has provided a valuation allowance of $15 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $11 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, decreased by approximately $100 million from September 24, 2006 to July 1, 2007, primarily due to the use of tax credits as a result of continued profitable operations, partially offset by the effects of tax benefits from share-based compensation expense and net operating loss carryforwards recorded as a result of acquisitions (Note 8).
Note 5 – Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended July 1, 2007 were as follows (in millions):

Balance at September 24, 2006	$13,406
Net income	2,171
Other comprehensive income	194
Repurchase of common stock	(245)
Net proceeds from the issuance of common stock	479
Share-based compensation	368
Tax benefits from exercise of stock options	190
Dividends	(632)
Other	1

Balance at July 1, 2007	$15,932

     Stock Repurchase Program. On May 22, 2007, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases. The stock repurchase program has no expiration date. In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2006 that were exercised during the nine months ended July 1, 2007 requiring the Company to repurchase 2,000,000 shares of its common stock for approximately $89 million (net of the put option premiums received). Upon repurchase, the shares were retired. During the three months and nine months ended July 1, 2007, the Company repurchased and retired 3,063,000 shares and 6,077,000 shares, respectively, of the Company’s common stock for $129 million and $258 million (net of the put option premiums received for shares purchased during the first quarter of fiscal 2007), respectively. During the third quarter of fiscal 2007, the Company sold put options, with expiration dates varying from September 2007 to March 2008 that may require the Company to purchase an aggregate of 7,500,000 shares of its common stock upon exercise for $287 million (net of the put option premiums received). Any shares purchased upon exercise of the put

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
options will be retired. The recorded value of the put option liabilities totaled $15 million at July 1, 2007. During the three and nine months ended July 1, 2007, the Company recognized gains of $2 million in investment income due to net decreases in the fair values of these put options. At July 1, 2007, approximately $2.6 billion remained authorized for repurchase under the stock repurchase program, net of put options outstanding.
     Dividends. On March 13, 2007, the Company announced an increase in its quarterly dividend effective for dividends payable after March 30, 2007 from $0.12 to $0.14 per share of common stock. On July 13, 2007, the Company announced a cash dividend of $0.14 per share on the Company’s common stock, payable on September 28, 2007 to stockholders of record as of August 31, 2007. Cash dividends announced in the nine months ended July 1, 2007 and June 25, 2006 were as follows (in millions, except per share data):

	2007		2006
	Per Share	Total	Per Share	Total
First quarter	$0.12	$198	$0.09	$148
Second quarter	0.12	200	0.09	150
Third quarter	0.14	234	0.12	202

Total	$0.38	$632	$0.30	$500

Note 6 – Commitments and Contingencies
     Litigation. Zoltar Satellite Alarm Systems, Inc. v. QUALCOMM Incorporated and SnapTrack, Inc.: On March 30, 2001, Zoltar Satellite Alarm Systems, Inc. filed suit against QUALCOMM and its subsidiary SnapTrack, Inc. in the United States District Court for the Northern District of California seeking monetary damages and injunctive relief based on the alleged infringement of three patents. Following a verdict and finding of no infringement of Zoltar’s patent claims, the Court entered a judgment in favor of the Company and SnapTrack on Zoltar’s complaint and awarded the Company and SnapTrack their costs of suit. In 2006, Zoltar provided a covenant not to sue the Company or SnapTrack on the patents in suit. The remaining issues have been resolved, Zoltar’s appeal has been dismissed, and the matter is fully concluded.
     Whale Telecom Ltd. v. QUALCOMM Incorporated: On November 15, 2004, Whale Telecom Ltd. sued the Company in the New York State Supreme Court, County of New York, seeking monetary damages based on the claim that the Company fraudulently induced it to enter into certain infrastructure services agreements in 1999 and later interfered with their performance of those agreements. On March 15, 2006, the Court dismissed all claims against the Company. On June 28, 2007 the New York Supreme Court, Appellate Division affirmed the dismissal.
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom has appealed. Oral argument before the Third Circuit Court of Appeal occurred on June 28, 2007, and a decision is pending. On December 12, 2005, the Central District Court ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case was subsequently dismissed by agreement of the parties. Trial was held in May 2007 in one of the remaining Central District Court patent actions, and on May 29, 2007, the jury rendered a verdict finding willful infringement of three patents and awarding past damages in the approximate amount of $20 million, which has been expensed pending appeals. Post-trial hearings on the potential treble damages for willful infringement, injunctive relief and other matters on Broadcom’s request for injunctive relief are set for August 2007. On February 14, 2006, the ITC hearing commenced as to three of the patents alleged. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to a certain combination of chips that are already programmed with a specific software module. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued an exclusion order directed at certain products first imported after the date of the exclusion order. That order is subject to Presidential review. If the President declines to disapprove the order, we will appeal to the United States Court of Appeal for the Federal Circuit, including a request that the Federal Circuit stay the order pending appeal. On April 13, 2007, Broadcom announced that it had filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. The Company has responded to the complaint, and the case is progressing.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling the trial judge held that the Company was not guilty of inequitable conduct before the Patent Office but the Company’s actions in a video-encoding standards development organization amounted to a waiver of certain patent rights. A hearing on the appropriate remedy, if any, for the purported waiver was held on June 25, 2007, and no decision has yet been issued.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case is currently stayed pending a decision in arbitration proceedings commenced by Nokia relating to certain alleged defenses to the Company’s infringement claims. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. The Company subsequently withdrew three of the patents from the proceedings. The ITC trial is scheduled to begin on September 10, 2007. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. In February 2007, the Company initiated proceedings in the People’s Republic of China against Nokia for infringement of three patents by Nokia’s GSM/GPRS/EDGE products. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of two patents and in the Western District of Wisconsin for infringement of three patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular handsets (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia, Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint. The Court has ordered a stay of all of Nokia’s claims relating to GSM standards and products and has not yet ruled on the remainder of the motion to dismiss. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regards to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The ITC instituted the investigation on May 15, 2007. On July 11, 2007, the ITC issued an order that set August 21, 2008 as the target date for completion of the investigation.
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
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. Other than amounts relating to the damages award in the Broadcom Corporation v. QUALCOMM Incorporated matter, the Company has not recorded any accrual for contingent liabilities associated with the other legal proceedings described above, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. In addition, some matters that have previously been disclosed may no longer be described in this Note because of rulings in the case, settlements, changes in the Company’s business or other developments rendering them, in the Company’s judgment, no longer material to the Company’s operating results, liquidity or financial position.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2039. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of July 1, 2007 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2007	$2	$16	$18
2008	5	71	76
2009	5	63	68
2010	5	50	55
2011	5	35	40
Thereafter	153	155	308

Total minimum lease payments	$175	$390	$565

Deduct: Amounts representing interest	(95)

Present value of minimum lease payments	80
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$80

     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of July 1, 2007 for the remainder of fiscal 2007 and for each of the subsequent four years from fiscal 2008 through 2011 were approximately $637 million, $177 million, $78 million, $70 million and $46 million, respectively, and $39 million thereafter. Of these amounts, for the remainder of fiscal 2007 and for fiscal 2008 and fiscal 2009, commitments to purchase integrated circuit product inventories comprised $539 million, $95 million and $6 million, respectively.
     Other. The Company holds interests in Inquam Limited (Inquam), owner of a wireless CDMA-based operator in Romania, and in Inquam’s former subsidiaries in Portugal (the Portugal Companies). The Company and another investor have each guaranteed 50% of amounts owed under certain of Inquam’s long-term financing arrangements, up to a combined maximum of $87 million, which includes two new guarantees provided by the Company and the other investor during the first nine months of fiscal 2007 related to an additional $42 million owed under these arrangements. The aggregate fair value of these obligations of $7 million and $4 million was recorded in other current liabilities at July 1, 2007 and September 24, 2006, respectively. The guarantees expire and the facilities mature on various dates starting June 25, 2011 through June 25, 2015.
Note 7 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the QUALCOMM Wireless & Internet segment. Reportable segments are as follows:
•	QUALCOMM CDMA Technologies (QCT) – develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	QUALCOMM Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	QUALCOMM Wireless & Internet (QWI) – comprised of:
o	QUALCOMM Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

o	QUALCOMM Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

o	QUALCOMM Wireless Business Solutions (QWBS) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation and logistics fleets, construction equipment fleets and other enterprise companies. QWBS also

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     During the first quarter of fiscal 2007, the Company reassessed the intersegment royalty charged to QCT by QTL and determined that the royalty should be eliminated starting in fiscal 2007 for management reporting purposes to, among other reasons, recognize other value that QTL has increasingly been realizing from QCT. As a result, QCT did not record a royalty to QTL in the first nine months of fiscal 2007, and prior period segment information has been adjusted in the same manner for comparative purposes.
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

					Reconciling
	QCT*	QTL*	QWI*	QSI	Items*	Total
For the three months ended:
July 1, 2007
Revenues	$1,367	$766	$196	$—	$(4)	$2,325
EBT	439	668	18	(91)	(62)	972
June 25, 2006
Revenues	$1,133	$640	$178	$—	$—	$1,951
EBT	346	576	18	(26)	(90)	824

For the nine months ended:
July 1, 2007
Revenues	$3,856	$2,125	$583	$—	$1	$6,565
EBT	1,123	1,803	58	(176)	(130)	2,678
June 25, 2006
Revenues	$3,184	$1,806	$535	$—	$2	$5,527
EBT	975	1,642	51	(110)	(212)	2,346

*	As adjusted
     Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006*	2007	2006*
Revenues
Elimination of intersegment revenue	$(15)	$(5)	$(27)	$(18)
Other nonreportable segments	11	5	28	20

Reconciling items	$(4)	$—	$1	$2

Earnings (loss) before income taxes
Unallocated research and development expenses	$(64)	$(69)	$(216)	$(231)
Unallocated selling, general and administrative expenses	(103)	(73)	(257)	(201)
Unallocated cost of equipment and services revenues	(10)	(10)	(29)	(32)
Unallocated investment income, net	181	104	549	341
Other nonreportable segments	(56)	(40)	(162)	(82)
Intersegment eliminations	(10)	(2)	(15)	(7)

Reconciling items	$(62)	$(90)	$(130)	$(212)

*	As adjusted
     During the three months and nine months ended July 1, 2007, unallocated research and development expenses included $50 million and $166 million, respectively, and unallocated selling, general and administrative expenses included $54 million and $175 million, respectively, of share-based compensation expense. During the three months and nine months ended June 25, 2006, unallocated research and development expenses included $56 million and $160 million, respectively, and unallocated selling, general and administrative expenses included $60 million and $176 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense. Segment data includes intersegment revenues and margin. Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof. For intersegment inventory sales, the purchasing segment records the inventory at the selling segment’s original cost and the elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL*	QWI*
For the three months ended:
July 1, 2007
Revenues from external customers	$1,353	$766	$195
Intersegment revenues	14	—	1
June 25, 2006
Revenues from external customers	$1,131	$640	$175
Intersegment revenues	2	—	3

For the nine months ended:
July 1, 2007
Revenues from external customers	$3,835	$2,124	$578
Intersegment revenues	21	1	5
June 25, 2006
Revenues from external customers	$3,175	$1,804	$528
Intersegment revenues	9	2	7

*	As adjusted

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $432 million and $329 million at July 1, 2007 and September 24, 2006, respectively. Reconciling items included $221 million and $228 million at July 1, 2007 and September 24, 2006, respectively, of goodwill and other assets related to the QUALCOMM MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain other intangible assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	July 1,	September 24,
	2007	2006
QCT	$773	$651
QTL	159	60
QWI*	207	215
QSI	828	660
Reconciling items*	16,479	13,622

Total consolidated assets	$18,446	$15,208

*	As adjusted
     The increase in QCT’s assets resulted primarily from an increase in inventories due to increased purchases of completed die directly from foundry suppliers for use in QCT’s CDMA-based integrated circuit products. The increase in QTL’s assets resulted primarily from the usual periodic increase in accounts receivable from certain licensees that report royalties quarterly and make payments on a semi-annual basis. The increase in QSI’s assets resulted primarily from an increase in net property, plant and equipment to support MediaFLO USA’s operations and an increase in the fair value of certain strategic investments held by QSI.
Note 8 – Acquisitions
     During the second quarter of fiscal 2007, the Company acquired certain assets from TeleCIS Wireless, Inc. for $10 million to enhance its engineering resources in the development of OFDM/OFDMA technologies. Substantially all of the purchase price was expensed as in-process research and development. During the first quarter of fiscal 2007, the Company acquired three businesses for total cash consideration of $178 million. Approximately $6 million in consideration payable in cash through June 2008 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $74 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $46 million are being amortized on a straight-line basis over a weighted-average amortization period of 3 years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Highlights
     Revenues for the third quarter of fiscal 2007 were $2.33 billion, with net income of $798 million. During the third quarter of fiscal 2007, the following recent developments occurred with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 2.9 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), grew to 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 484 million worldwide by June 30, 2007, including approximately 354 million CDMA2000 1X/1xEV-DO subscribers and approximately 130 million WCDMA subscribers, including 5 million HSPA subscribers. (1)

•	CDMA-based handset shipments totaled approximately 88 million units, an increase of 33% over the 66 million units shipped in the year ago quarter. (2)

•	CDMA-based handset shipments grew faster than total worldwide handsets and represent an estimated 36% of the total (247 million) worldwide handset shipments, compared to 30% of the total (223 million) shipments in the year ago quarter. (3)

•	The average selling price of CDMA-based handsets was estimated to be approximately $217, up 2% from the year ago quarter, due to fluctuations in technology and regional mix. (2)

•	We shipped approximately 65 million Mobile Station Modem (MSM) integrated circuits for CDMA-based phones and data modules, an increase of 18%, compared to approximately 55 million MSM integrated circuits in the year ago quarter.

•	We estimate the ratio of WCDMA reported royalties to total reported royalties was 51%, up from 47% reported in the year ago quarter.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Third quarter fiscal 2007 information is based on reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity. Third quarter fiscal 2006 information is based on reports provided by our licensees/manufacturers during the quarter.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless phones include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless phones and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other phone components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s equipment providing wireless standards-compliant processing of voice and data signals to and from wireless phones. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless phones and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 59% and 58% of total consolidated revenues for the third quarter of fiscal 2007 and 2006, respectively. QCT revenues comprised 59% and 58% of total consolidated revenues for the first nine months of fiscal 2007 and 2006, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 33% of total consolidated revenues for the third quarter of both fiscal 2007 and 2006. QTL revenues comprised 32% and 33% of total consolidated revenues for the first nine months of fiscal 2007 and 2006, respectively. The vast majority of such revenues has been generated primarily through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes QUALCOMM Wireless Business Solutions (QWBS), QUALCOMM Internet Services (QIS) and QUALCOMM Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QWBS provides terrestrial-based and satellite-based two-way data messaging and position reporting, managed network services, machine-to-machine communications and wireless application services to transportation and logistics fleets, construction equipment fleets and other enterprise companies. QWBS also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through the third quarter of fiscal 2007, QWBS has shipped approximately 1,151,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies. QWI revenues comprised 8% and 9% of total consolidated revenues for the third quarter of fiscal 2007 and 2006, respectively. QWI revenues comprised 9% and 10% of total consolidated revenues for the first nine months of fiscal 2007 and 2006, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary began offering services over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology in the second quarter of fiscal 2007. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain services provided by our wireless operator partners. As part of our strategic investment activities, we may consider various corporate structuring and exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     While we continue to perform extremely well and the future for CDMA-based technology looks very strong, we have been required to expend a great amount of time and resources defending our business model, notwithstanding the demonstrable benefits, as outlined below, that this model has provided to many in the wireless value chain. Unfortunately, we do not see this need to defend our business model changing in the near future.
•	We expect that we will continue to be involved in litigation and to appear in front of administrative bodies in an effort to defend our licensing business model and, in some cases, to thwart efforts by companies to gain competitive advantage or negotiating leverage. We were disappointed with the rulings on behalf of Broadcom, both in the patent actions in the Central District Court of California and in front of the International Trade Commission (ITC). We continue to believe that the rulings were wrong and are pursuing all avenues to reverse the effect of the rulings, including a request that the President of the United States disapprove the ITC order of a downstream remedy and, if the President declines to disapprove the order, an appeal to the Federal Circuit, along with a request that the Federal Circuit stay the order pending appeal. While it is extremely rare for a President to intercede and disapprove an ITC decision, we believe that the potential significant harm to public safety organizations, as well as consumers, merits Presidential action in this case. Notwithstanding our continued belief that the proposed downstream remedy is inappropriate, we continue to work with our customers on alternative design solutions. These alternatives, however, must meet the varied needs of our customers, and we consider it likely that Broadcom will challenge any alternative design solution we may implement. Accordingly, a Presidential disapproval or stay is the surest way for our customers and consumers to continue to receive the benefits of our industry leading technology and not to have importation of certain of our chipsets, as well as customers’ handsets using our chipsets, banned.

•	The next events in the patent action in the Central District Court of California will consist of post-trial hearings on Broadcom’s requests for attorney fees, enhanced damages and injunctive relief and our motions that the trial judge set aside or modify the jury’s verdict. The court is scheduled to hold the injunction hearing from August 14, 2007 through August 17, 2007 and take evidence and argument during that time frame to determine whether an injunction should be issued and, if so, the appropriate scope for that injunction. Broadcom is seeking an injunction against the manufacture, sale, use and importation into the United States of all models of subscriber products that incorporate our chipsets and software deemed to be infringing and that were not offered for commercial sale before May 29, 2007. Broadcom requests the imposition of a compulsory license for 18 months with considerable attendant royalties for all other products containing such chipsets and software. Per Broadcom’s request, after 18 months even these products would be enjoined. We will contest the propriety of any injunction and will ask that any royalties pending appeal be imposed at a fraction of the amount requested by Broadcom. No assurance can be given, however, that we will be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ handsets using our chipsets) and the imposition of royalty payments that might make sales of our chipsets uneconomic.

•	We are also engaged in several other court actions with Broadcom, which may continue throughout fiscal 2007 and fiscal 2008, and possibly beyond. Given the threat of injunctions against certain of our products, the next few months represent a crucial litigation timeframe and the outcomes are uncertain. While we have had many settlement discussions with Broadcom, they have not been fruitful, and the prospects for a reasonable settlement appear to be remote. To date, Broadcom has insisted that any comprehensive settlement include the right to pass through to its customers’ intellectual property rights licensed by us to them. Any such arrangement could have a material impact on our licensing and royalty business model and is something we cannot accept.

•	Above all, we are disappointed that our customers have been drawn into our dispute with Broadcom. For example, Verizon Wireless recently announced that it had entered into a license agreement with Broadcom to cover certain patents involved in our disputes with them. While we are not legally obligated, nor have we offered, to provide any financial contribution in connection with such agreements, we have been and continue to be in conversations with our customers to see if there are reasonable ways that we can be of assistance, possibly including some levels of financial contribution.

•	We are also engaged in multiple disputes with Nokia Corp., including litigation over Nokia’s obligation to pay royalties for the use of certain of our patents. As a result, under generally accepted accounting principles, we do not expect to be able to record royalty revenue attributable to Nokia’s sales starting in the fourth quarter of fiscal 2007 until an arbitrator (or court) awards damages or the disputes are otherwise resolved by agreement with Nokia, potentially resulting in a negative impact on future royalty revenues reported by our QTL segment. We expect activity in this area to remain high and anticipate some decisions and/or rulings in the fourth quarter of fiscal 2007 and into fiscal 2008.
     Notwithstanding these distractions, the benefits of CDMA-based technology and the innovative solutions provided by our engineers, continues to push us and the rest of the wireless community forward. The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The deployment of CDMA2000 networks is expected to continue.
o	More than 220 operators have launched CDMA2000 1X; (1)

o	More than 75 operators have deployed the higher data speeds of 1xEV-DO and 9 operators have deployed, and several more are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
o	More than 160 GSM operators have migrated their networks to WCDMA; (2)

o	More than 115 operators have launched commercial HSDPA networks and manufacturers are beginning to test and deploy the faster uplink speeds of HSUPA. (2)
•	As happened with CDMA2000, we expect WCDMA phone prices to segment into high and low end, with low-end prices decreasing significantly as volumes increase and competition intensifies among WCDMA phone manufacturers and integrated circuit suppliers. We expect phone market share will change and competition will increase as WCDMA networks continue to grow and expand worldwide.

•	To meet growing demand for advanced 3G phones and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2007 will not reach commercialization until several years in the future.
•	We expect demand for low-end phones to continue, and we have invested resources to develop single chip products, which integrate the baseband, radio frequency and power management chips into one package, lowering component counts and enabling faster time-to-market for our customers. While we are moving aggressively to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products at the very low end, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM and OFDMA-based technologies;

o	The BREW applications platform, content delivery services and user interfaces;

o	The MediaFLO MDS and FLO technology for delivery of multimedia content; and

o	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, as we look forward to the next several months, the following items are likely to have an impact on our business and results of operations:
•	In late 2004, we discovered that Ericsson and SonyEricsson were underreporting and underpaying royalties to us for sales of subscriber units under the license agreement between Ericsson and us. Ericsson and SonyEricsson disagreed and claimed they had overpaid royalties to us. The dispute was referred to arbitration, and in April 2007, the arbitrators ruled in our favor on both claims and awarded us $30 million for sales from 2004 through the first quarter of calendar 2006. In addition, as a result of the arbitration decision, Ericsson and SonyEricsson will recalculate prior royalty payments in accordance with the arbitration finding. Future royalty payments must also be in accordance with the arbitrators’ decision.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.

•	The IRS is currently conducting an examination of our tax returns for fiscal 2003 and 2004, which we anticipate will be completed by the end of fiscal 2007. Due to the expectation that this examination will be completed in the near term, it is at least reasonably possible that our estimate of income tax expense for the years under audit and potentially subsequent years will change. Although the final resolution of the examination is uncertain, we are currently anticipating a net favorable settlement of this examination that could have a material impact on our results of operations.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their April 2007 reports.

     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 31%, 21%, 18% and 13%, respectively, of total consolidated revenues for the first nine months of fiscal 2007 as compared to 33%, 16%, 21% and 13%, respectively, for the first nine months of fiscal 2006. We distinguish revenue from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the domicile of our licensees. The increase in revenues from customers in China from 16% of total revenues to 21% is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in China. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 67% to 62%, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers with locations in China.
Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006
     Revenues. Total revenues for the third quarter of fiscal 2007 were $2.33 billion, compared to $1.95 billion for the third quarter of fiscal 2006.
     Revenues from sales of equipment and services for the third quarter of fiscal 2007 were $1.48 billion, compared to $1.24 billion for the third quarter of fiscal 2006. Revenues from sales of integrated circuit products increased $229 million, resulting primarily from an increase of $114 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $98 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the third quarter of fiscal 2007 were $841 million, compared to $711 million for the third quarter of fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $128 million increase in royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2007 was $688 million, compared to $559 million for the third quarter of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the third quarter of fiscal 2007, compared to 45% for the third quarter of fiscal 2006. The decline in margin percentage in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was primarily related to the launch of our MediaFLO services in March 2007, partially offset by an improvement in QCT gross margin percentage. Cost of equipment and services revenues in the third quarter of both fiscal 2007 and 2006 included $10 million in share-based compensation. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the third quarter of fiscal 2007, research and development expenses were $454 million or 20% of revenues, compared to $395 million or 20% of revenues for the third quarter of fiscal 2006. The dollar increase was primarily attributable to a $62 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses for the third quarter of fiscal 2007 included share-based compensation of $50 million, compared to $56 million in the third quarter of fiscal 2006.
     Selling, General and Administrative Expenses. For the third quarter of fiscal 2007, selling, general and administrative expenses were $401 million or 17% of revenues, compared to $293 million or 15% of revenues for the third quarter of fiscal 2006. The dollar and percentage increases were primarily attributable to a $44 million increase in costs related to litigation and other legal matters, a $25 million increase in employee related expenses, a $19 million increase in cooperative and other marketing expenses, a $7 million increase in other professional fees and a $6 million increase in depreciation and amortization. Selling, general and administrative expenses for the third quarter of fiscal 2007 included share-based compensation of $56 million, compared to $60 million in the third quarter of fiscal 2006.
     Net Investment Income. Net investment income was $190 million for the third quarter of fiscal 2007, compared to $120 million for the third quarter of fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Three Months Ended
	July 1,	June 25,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$143	$117	$26
QSI	2	3	(1)
Interest expense	(1)	(1)	—
Net realized gains on investments:
Corporate	41	22	19
QSI	12	12	—
Other-than-temporary losses on investments	(8)	(9)	1
Gains (losses) on derivative instruments	1	(24)	25

	$190	$120	$70

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily due to strength in the equity markets and reallocation of certain portfolio assets. Gains and losses on derivative instruments in the third quarter of fiscal 2007 and 2006, respectively, related primarily to changes in the fair values of put options sold in connection with our stock repurchase program
     Income Tax Expense. Income tax expense was $174 million for the third quarter of fiscal 2007, compared to $181 million for the third quarter of fiscal 2006. The annual effective tax rate is estimated to be 19% for fiscal 2007, compared to the annual effective tax rate of 22% for fiscal 2006. The estimated effective tax rate for fiscal 2007 decreased from 21% in the second quarter to 19% in the third quarter, which resulted in an 18% effective tax rate in the third quarter of fiscal 2007. The decrease in the estimated rate for fiscal 2007 is primarily the result of a change in the estimate of the amount of research and development costs allocable to the Company’s foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate.
     The estimated annual effective tax rate for fiscal 2007 is 16% lower than the United States federal statutory rate primarily due to benefits of approximately 19% related to foreign earnings taxed at less than the United States federal rate and 2% related to research and development tax credits, partially offset by state taxes of approximately 5%.
     As of July 1, 2007, we had a valuation allowance of approximately $15 million on previously incurred capital losses. We also had a valuation allowance of $11 million related to foreign net operating loss carryforwards that are expected to expire unutilized. We will continue to assess the realizability of the related deferred tax assets and adjust the amount of the valuation allowance as our ability to utilize the deferred tax assets changes. A change in the valuation allowance may impact the provision for income taxes in the period the change occurs.
First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006
     Revenues. Total revenues for the first nine months of fiscal 2007 were $6.57 billion, compared to $5.53 billion for the first nine months of fiscal 2006. Revenues from three customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 40% and 39% in aggregate of total consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively.
     Revenues from sales of equipment and services for the first nine months of fiscal 2007 were $4.20 billion, compared to $3.51 billion for the first nine months of fiscal 2006. Revenues from sales of integrated circuit products increased $660 million, resulting primarily from an increase of $576 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $59 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first nine months of fiscal 2007 were $2.37 billion, compared to $2.02 billion for the first nine months of fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $318 million increase in royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees at higher average selling prices and a $24 million increase in QIS revenues primarily related to our expanded BREW customer base and products and a licensing agreement with Sprint. Worldwide demand for CDMA-based products and average selling prices have increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2007 was $1.96 billion, compared to $1.60 billion for the first nine months of fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first nine months of fiscal 2007, compared to 45% for the first nine months of fiscal 2006. The decline in margin percentage in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily related to the launch of our MediaFLO services in March 2007. Cost of equipment and services revenues in the first nine months of fiscal 2007 included $29 million in share-based compensation, compared to $32 million in the first nine months of fiscal 2006.
     Research and Development Expenses. For the first nine months of fiscal 2007, research and development expenses were $1.35 billion or 21% of revenues, compared to $1.13 billion or 20% of revenues for the first nine months of fiscal 2006. The dollar increase was primarily attributable to a $216 million increase in costs related to integrated circuit products and other initiatives to support lower cost phones, multimedia applications, high-speed wireless Internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses in the first nine months of fiscal 2007 included share-based compensation and in-process research and development of $166 million and $10 million, respectively, compared to $160 million and $21 million, respectively, in the first nine months of fiscal 2006.
     Selling, General and Administrative Expenses. For the first nine months of fiscal 2007, selling, general and administrative expenses were $1.16 billion or 18% of revenues, compared to $795 million or 14% of revenues for the first nine months of fiscal 2006. The dollar and percentage increases were primarily attributable to a $129 million increase in costs related to litigation and other legal matters, an $81 million increase in employee related expenses, a $40 million increase in bad debt expense, a $31 million increase in cooperative and other marketing expenses, a $29 million increase in other professional fees and a $25 million increase in depreciation and amortization. Selling, general and administrative expenses in the first nine months of fiscal 2007 included share-based compensation of $179 million, compared to $176 million in the first nine months of fiscal 2006.
     Net Investment Income. Net investment income was $572 million for the first nine months of fiscal 2007, compared to $336 million for the first nine months of fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Nine Months Ended
	July 1,	June 25,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$409	$309	$100
QSI	6	3	3
Interest expense	(5)	(3)	(2)
Net realized gains on investments:
Corporate	154	76	78
QSI	19	18	1
Other-than-temporary losses on investments	(11)	(20)	9
Losses on derivative instruments	—	(17)	17
Equity in losses of investees	—	(30)	30

	$572	$336	$236

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily due to strength in the equity markets and reallocation of certain portfolio assets. Losses on derivative instruments in the first nine months of fiscal 2006 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees in the first nine months of fiscal 2006 resulted primarily from the effect of investment losses recognized by Inquam and a venture fund investee in the first nine months of fiscal 2006, of which our share was $20 million and $11 million, respectively.
     Income Tax Expense. Income tax expense was $507 million for the first nine months of fiscal 2007, compared to $490 million for the first nine months of fiscal 2006. The effective tax rate was 19% for the first nine months of fiscal 2007, compared to 21% for the first nine months of fiscal 2006. The decrease in the estimated rate for fiscal 2007 is primarily the result of a change in the estimate of the amount of research and development costs allocable to our foreign operations under an intercompany cost sharing arrangement, resulting in additional foreign earnings taxed at less than the United States federal statutory tax rate. The 21% effective tax rate for the first nine months of fiscal 2006 was lower than the annual effective tax rate of 22% primarily due to the effect of a $56 million reduction of the tax provision in the first quarter of fiscal 2006 to reflect the expected impact of prior year tax audits completed during that quarter.
     The estimated annual effective tax rate for fiscal 2007 is 16% lower than the United States federal statutory rate primarily due to benefits of approximately 19% related to foreign earnings taxed at less than the United States federal rate and 2% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Our Segment Results for the Third Quarter of Fiscal 2007 Compared to the Third Quarter of Fiscal 2006
     The following should be read in conjunction with the third quarter financial results of fiscal 2007 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 – Segment Information.”
     QCT Segment. QCT revenues for the third quarter of fiscal 2007 were $1.37 billion, compared to $1.13 billion for the third quarter of fiscal 2006. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.33 billion for the third quarter of fiscal 2007, compared to $1.10 billion for the third quarter of fiscal 2006. The increase in equipment and services revenue resulted primarily from an increase of $114 million related to higher unit shipments and an increase of $98 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 65 million MSM integrated circuits were sold during the third quarter of fiscal 2007, compared to approximately 55 million for the third quarter of fiscal 2006.
     QCT’s earnings before taxes for the third quarter of fiscal 2007 were $439 million, compared to $346 million for the third quarter of fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 32% in the third quarter of fiscal 2007, compared to 30% in the third quarter of fiscal 2006. The improvement in operating margin percentage is primarily due to an increase in gross margin percentage, primarily related to the net effects of changes in product mix and the average sales prices of such products, and a decrease in reserves for excess and obsolete inventory, partially offset by an increase in product support costs, and a decrease in selling, general and administrative expenses as a percentage of revenue.
     QTL Segment. QTL revenues for the third quarter of fiscal 2007 were $766 million, compared to $640 million for the third quarter of fiscal 2006. QTL’s earnings before taxes for the third quarter of fiscal 2007 were $668 million, compared to $576 million for the third quarter of fiscal 2006. QTL’s operating margin percentage was 87% in the third quarter of fiscal 2007, compared to 90% in the third quarter of fiscal 2006. The increase in revenues primarily resulted from a $128 million increase in royalties reported to us by our external licensees, which were $755 million in the third quarter of fiscal 2007, compared to $627 million in the third quarter of fiscal 2006. Revenues from amortized license fees were $11 million in the third quarter of fiscal 2007, compared to $13 million in the third quarter of fiscal 2006. The increase in QTL’s earnings before taxes for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was primarily attributable to the increase in revenues, partially offset by an increase in legal expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the third quarter of fiscal 2007 were $196 million, compared to $178 million for the third quarter of fiscal 2006. Revenues increased primarily due to an increase in QIS revenue of $19 million. The increase in QIS revenue was primarily attributable to an increase in QChat revenue resulting from increased development efforts under a licensing agreement with Sprint. QWI’s earnings before taxes and operating margin percentage were $18 million and 9%, respectively, for the third quarter of both fiscal 2007 and 2006.
     QSI Segment. QSI’s loss before taxes for the third quarter of fiscal 2007 was $91 million, compared to $26 million for the third quarter of fiscal 2006. QSI’s loss before taxes included a $57 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of $36 million in cost of equipment and services revenues related to the launch of our MediaFLO services in March 2007 and $18 million related to cooperative marketing expenses.
Our Segment Results for the First Nine Months of Fiscal 2007 Compared to the First Nine Months of Fiscal 2006
     The following should be read in conjunction with the first nine months financial results of fiscal 2007 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements – Note 7 – Segment Information.”
     QCT Segment. QCT revenues for the first nine months of fiscal 2007 were $3.86 billion, compared to $3.18 billion for the first nine months of fiscal 2006. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $3.75 billion for the first nine months of fiscal 2007, compared to $3.09 billion for the first nine months of fiscal 2006. The increase in equipment and services revenue resulted primarily from an increase of $576 million related to higher unit shipments and an increase of $59 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 185 million MSM integrated circuits were sold during the first nine months of fiscal 2007, compared to approximately 151 million for the first nine months of fiscal 2006.
     QCT’s earnings before taxes for the first nine months of fiscal 2007 were $1.12 billion, compared to $975 million for the first nine months of fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 29% in the first nine months of fiscal 2007, compared to 31% in the first nine months of fiscal 2006. The decrease in operating margin percentage was primarily due to increases in research and development and selling, general and administrative expenses.
     QCT inventories increased by 70% since September 24, 2006 to $304 million at July 1, 2007 due to increased purchases of completed die directly from foundry suppliers for use in QCT’s CDMA-based integrated circuit products.
     QTL Segment. QTL revenues for the first nine months of fiscal 2007 were $2.13 billion, compared to $1.81 billion for the first nine months of fiscal 2006. QTL’s earnings before taxes for the first nine months of fiscal 2007 were $1.80 billion, compared to $1.64 billion for the first nine months of fiscal 2006. QTL’s operating margin percentage was 84% in the first nine months of fiscal 2007, compared to 91% in the first nine months of fiscal 2006. The increase in revenues primarily resulted from a $318 million increase in royalties reported to us by our external licensees, which were $2.09 billion in the first nine months of fiscal 2007, compared to $1.77 billion in the first nine months of fiscal 2006. Revenues from amortized license fees were $38 million in the first nine months of fiscal 2007, compared to $36 million in the first nine months of fiscal 2006. The increase in QTL’s earnings before taxes for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily attributable to the increase in revenues, partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the first nine months of fiscal 2007 were $583 million, compared to $535 million for the first nine months of fiscal 2006. Revenues increased primarily due to a $54 million increase in QIS revenue, partially offset by a $13 million decrease in QWBS revenue. The increase in QIS revenue is primarily attributable to our expanded BREW customer base and products and an increase in QChat revenue resulting from increased development efforts under a licensing agreement with Sprint. The decrease in QWBS revenue is primarily attributable to a $23 million decrease in equipment revenues, including an $11 million decrease in amortization of deferred revenues related to historical equipment sales, partially offset by a $10 million increase in messaging revenues. QWBS shipped approximately 148,900 terrestrial-based and satellite-based systems during the first nine months of fiscal 2007, compared to approximately 100,500 terrestrial-based and satellite-based systems in the first nine months of fiscal 2006.
     QWI’s earnings before taxes for the first nine months of fiscal 2007 were $58 million, compared to $51 million for the first nine months of fiscal 2006. QWI’s operating margin percentage was 10% in the first nine months of fiscal 2007, compared to 9% in the first nine months of fiscal 2006. The increase in QWI’s earnings before taxes was primarily due to a $38 million increase in QIS gross margin, largely resulting from our expanded BREW customer base and products and QChat development efforts, partially offset by an $18 million increase in QWI selling, general and administrative expenses and the decrease in QWBS revenue. The increase in QWI’s operating margin percentage was primarily attributable to the increase in QIS gross margin, partially offset by the decrease in QWBS revenue.
     QSI Segment. QSI’s loss before taxes for the first nine months of fiscal 2007 was $176 million, compared to $110 million for the first nine months of fiscal 2006. QSI’s loss before taxes included a $94 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of $45 million in cost of equipment and services revenues related to the launch of our MediaFLO services in March 2007 and a $42 million increase in selling, general and administrative expenses, including $20 million related to cooperative marketing expenses. During the first nine months of fiscal 2006, QSI recorded $30 million in equity in losses of investees resulting primarily from the effect of investment losses recognized by Inquam and a venture fund investee in the first nine months of fiscal 2006, of which our share was $20 million and $11 million, respectively. Equity in losses of investees was nominal during the first nine months of fiscal 2007.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $12.3 billion at July 1, 2007, an increase of $2.3 billion from September 24, 2006. Our cash, cash equivalents and marketable securities at July 1, 2007 consisted of $5.1 billion held by foreign subsidiaries with the remaining balance of $7.2 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $2.8 billion during the nine months ended July 1, 2007, compared to $2.3 billion during the nine months ended June 25, 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $474 million during the nine months ended July 1, 2007, compared to $623 million during the nine months ended June 25, 2006.
     On May 22, 2007, we announced we had been authorized to repurchase up to $3.0 billion of our common stock. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases. The stock repurchase program has no expiration date. During the nine months ended July 1, 2007, we repurchased and retired 6,077,000 shares of our common stock for $264 million. In connection with the stock repurchase program, we have put options outstanding, with expiration dates ranging from September 2007 through March 2008, that may require us to repurchase an aggregate of 7,500,000 shares of our common stock upon exercise for $287 million (net of the option premiums received). Any shares repurchased upon exercise of put options will be retired. At July 1, 2007, $2.6 billion remains authorized for repurchases under our stock repurchase program, net of put options outstanding. We will continue to actively evaluate repurchases under this program.

     We announced dividends totaling $234 million, or $0.14 per common share, during the three months ended July 1, 2007, which were paid on June 29, 2007. On July 13, 2007, we announced a cash dividend of $0.14 per share on our common stock, payable on September 28, 2007 to stockholders of record as of August 31, 2007. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased by 7% during the third quarter of fiscal 2007. Days sales outstanding, on a consolidated basis, were 28 days at July 1, 2007 compared to 27 days at April 1, 2007. The increases in accounts receivable and days sales outstanding are primarily due to the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually.
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
     Additional information regarding our financial commitments at July 1, 2007 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Commitments and Contingencies.”
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
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy competing technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but there can be no assurance that OFDMA will be adopted or deployed commercially or that we will be successful in developing and marketing OFDMA products. Although we own a very strong portfolio of issued and pending patents related to GPRS, EDGE, OFDM, OFDMA and multi in, multi out (MIMO), there can be no assurance that our patent portfolio licensing program in these areas would be as successful as our CDMA portfolio licensing program. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA-based technology) in its 2.5 Ghz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax. Although we believe that our patented technology is essential and useful to implementation of the WiMax standard, there is no assurance that we will achieve the same royalty revenue on such WiMax deployments as on CDMA or other technology deployments or that we will achieve the same chipset market shares within a WiMax network.
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
Our three largest customers accounted for 40% and 39% of consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively, and 39% of consolidated revenues in both fiscal 2006 and 2005. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     Royalties under our license agreements are generally payable to us for the life of the patents that we license under our agreements. The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. Although in the past we have amended many of our license agreements to include later patents without affecting the material terms and conditions of our license agreements (including earlier this fiscal year with a major subscriber device supplier), there is no assurance that we will be able to modify our license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. We have a license agreement with Nokia Corp., certain provisions of which (if not extended) would have expired on April 9, 2007, including our rights to sell integrated circuits under Nokia’s patents and Nokia’s rights to sell subscriber units (such as cellular phones and wireless personal digital assistant devices) under certain, specified, QUALCOMM patents. In our opinion, Nokia has elected to extend the existing agreement by, among other things, continuing to use our patents and is obligated to pay royalties in accordance with the agreement as a result of Nokia’s continued sales after April 9, 2007 of products that incorporate such QUALCOMM patents. Further, as a result of such license agreement extension, our rights to sell integrated circuits under Nokia’s patents have also been extended. Nokia disputes our contentions and we have filed an arbitration action to enforce our position. There can be no assurance that we will prevail in such arbitration. If we do not prevail, Nokia’s right to sell certain subscriber products (such as cellular phones and wireless personal digital assistant devices) under most of our patents (including many that we have declared as potentially essential to the CDMA, WCDMA and other standards), and therefore Nokia’s obligation to pay royalties to us under the terms of the current agreement will both cease, and our rights to sell integrated circuits under some of Nokia’s patents under the terms of the current agreement will likewise cease (subject to Nokia’s right to elect to extend the agreement beyond April 9, 2007, a right which is exercisable through December 31, 2008 unless earlier terminated).
     Please refer to our discussion below under the subheadings entitled “The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources” and “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful, could adversely affect our business” and note that any company that makes or sells products without a license under the valid and applicable patents of another company could be exposed to patent infringement litigation by such other company. The patent holder, whether we or another company, would generally be entitled to seek all available legal remedies including an injunction against making and selling products infringing such patent without a license and damages for past unlicensed sales in the form of lost profits or a reasonable royalty (which damages may be trebled in certain jurisdictions for willful infringement).
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
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 140 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have a policy of, and have succeeded in, licensing our technology to all interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio for use in subscriber devices and cell site infrastructure equipment. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
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
     Given our substantial investment in technology innovation, the demonstrable benefits provided by our intellectual property, and license agreements with more than 140 licensees including many of the world’s foremost wireless equipment manufacturers (including major corporations in South Korea and Japan), we believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry, the integration of new features and functionality into CDMA wireless products, and the rapid reduction in the price of low-end CDMA handsets over recent years. While the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant, we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations. A ruling in New Jersey Federal district court granted our motion to dismiss unfounded claims by Broadcom that our business practices have been in violation of anti-trust law in the United States. These business practices are essentially the same as cited in the EC complaints. The court ruled that, assuming all the facts stated by Broadcom are correct (which we believe is not the case), we have not violated any anti-trust laws. Broadcom has appealed this ruling, and an appeal hearing occurred on June 28, 2007. On April 13, 2007, Broadcom announced that it had filed a new complaint in California state court against us alleging unfair competition, breach of contract and fraud. A decision is pending. We believe these claims are also without merit. Regrettably, we assume, as should investors, that challenges of this nature will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Within the United States Senate and House of Representatives, committee work has progressed to draft a “patent reform law,” with the House and Senate committees each having reported a different draft bill to the full House and Senate, respectively. The end product of such work could be new patent legislation detrimental to our licensing program or to the sale or use of our products or technology. Any action we take to influence such potential changes could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful could adversely affect our business.
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
     We expect that we will continue to be involved in litigation and to appear in front of administrative bodies in an effort to defend our licensing business model and, in some cases, to thwart efforts by companies to gain competitive advantage or negotiating leverage. We were disappointed with the rulings on behalf of Broadcom, both in the patent actions in the Central District Court of California and in front of the International Trade Commission (ITC). We continue to believe that the rulings were wrong and are pursuing all avenues to reverse the effect of the rulings, including a request that the President of the United States disapprove the ITC order of a downstream remedy and, if the President declines to disapprove the order, an appeal to the Federal Circuit, along with a request that the Federal Circuit stay the order pending appeal. While it is extremely rare for a President to intercede and disapprove an ITC decision, we believe that the potential significant harm to public safety organizations, as well as consumers, merits Presidential action in this case. Notwithstanding our continued belief that the proposed downstream remedy is inappropriate, we continue to work with our customers on alternative design solutions. These alternatives, however, must meet the varied needs of our customers, and we consider it likely that Broadcom will challenge any alternative design solution we may implement. Accordingly, a Presidential disapproval or stay is the surest way for our customers and consumers to continue to receive the benefits of our industry leading technology and not to have importation of certain of our chipsets, as well as customers’ handsets using our chipsets, banned.
     The next events in the patent action in the Central District Court of California will consist of post-trial hearings on Broadcom’s requests for attorney fees, enhanced damages and injunctive relief and our motions that the trial judge set aside or modify the jury’s verdict. The court is scheduled to hold the injunction hearing from August 14, 2007 through August 17, 2007 and take evidence and argument during that time frame to determine whether an injunction should be issued and, if so, the appropriate scope for that injunction. Broadcom is seeking an injunction against the manufacture, sale, use and importation into the United States of all models of subscriber products that incorporate our chipsets and software deemed to be infringing and that were not offered for commercial sale before May 29, 2007. Broadcom requests the imposition of a compulsory license for 18 months with considerable attendant royalties for all other products containing such chipsets and software. Per Broadcom’s request, after 18 months even these products would be enjoined. We will contest the propriety of any injunction and will ask that any royalties pending appeal be imposed at a fraction of the amount requested by Broadcom. No assurance can be given, however, that we will be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ handsets using our chipsets) and the imposition of royalty payments that might make sales of our chipsets uneconomic.
     We are also engaged in several other court actions with Broadcom, which may continue throughout fiscal 2007 and fiscal 2008, and possibly beyond. Given the threat of injunctions against certain of our products, the next few months represent a crucial litigation timeframe and the outcomes are uncertain. While we have had many settlement discussions with Broadcom, they have not been fruitful, and the prospects for a reasonable settlement appear to be remote. To date, Broadcom has insisted that any comprehensive settlement include the right to pass through to its customers’ intellectual property rights licensed by us to them. Any such arrangement could have a material impact on our licensing and royalty business model and is something we cannot accept.
     Above all, we are disappointed that our customers have been drawn into our dispute with Broadcom. For example, Verizon Wireless recently announced that it had entered into a license agreement with Broadcom to cover certain patents involved in our disputes with them. While we are not legally obligated, nor have we offered, to provide any financial contribution in connection with such agreements, we have been and continue to be in conversations with our customers to see if there are reasonable ways that we can be of assistance, possibly including some levels of financial contribution.
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
     Our technologies, such as CDMA and OFDMA, are generally proposed and incorporated into standards adopted by SDO’s throughout the world (e.g. European Telecommunications Standards Institute (ETSI), Telecommunications Industry Association, Telecommunications Technology Association, IEEE, etc.). These SDO’s have policies with respect to intellectual property contributed by their member companies, which generally ask member companies whether they will commit to license their patents essential to the practice of the adopted standard on terms and conditions that are fair, reasonable and free from unfair discrimination (FRAND). We, as a member of these SDO’s and a significant contributor to a number of adopted standards, have made a number of FRAND commitments. Some companies have proposed significant new SDO intellectual property policies, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by the SDO member companies to be applied to the selling price of any product implementing the adopted standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. To date, after analyzing and understanding the full impact of these proposals, the ETSI ad hoc intellectual property group considering such proposals has come to understand that such proposals are not in the best interests of the industry and would have serious undesirable consequences. For example, these proposals, if adopted, would discourage research and development investment, invention and innovation, incentivize bulk filings of marginal patents, and encourage lobbying for introduction of needless features into standards. Further, they would discriminate against companies that develop new technology and enable other companies to manufacture and use products incorporating those new technologies in favor of such manufacturers and users. We are continuing to participate in the process and helping to channel it into useful improvements of the existing processes. Although the ETSI ad hoc IPR group has thus far determined that such proposals should not be adopted as amendments to existing ETSI policies, there can be no assurance that such proposals as described above will not be revisited by ETSI and will not be adopted by other SDO’s or industry groups, resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s or such other industry groups for promoting our new technologies.
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
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing completed die directly from semiconductor manufacturing foundries. Under our Integrated Fabless Manufacturing (IFM) model, we directly manage and contract with third party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of completed die directly from our foundry suppliers under our IFM model as we source new products and convert existing turnkey production to our IFM model. We have a limited history of working with these third party suppliers under this expanded manufacturing model, and their services and volume of activity may not be completely reliable during the initial stages. We cannot guarantee that this change will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the domicile of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 86% and 87% in the first nine months of fiscal 2007 and 2006, respectively, and 87% and 82% in fiscal 2006 and 2005, respectively. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies.
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
     In addition to general risks associated with our international sales, licensing activities and operations, we are also subject to risks specific to the individual countries in which we do business. We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology. Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies. During the first nine months of fiscal 2007 and fiscal 2006, 70% of our revenues were from customers and licensees based in South Korea, Japan and China. During fiscal 2006, 70% of our revenues were from customers and licensees based in South Korean, Japan and China, as compared to 69% during fiscal 2005. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business.
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
Consumer acceptance and adoption of our MediaFLO technology will have a considerable impact on the success of our MediaFLO businesses.
     Customer acceptance of the services our MediaFLO businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, media content offerings and rate plans. Our carrier partners may have difficulty retaining subscribers if we are unable to meet our customers’ expectations for network quality and coverage, customer care or content. Obtaining content that is appealing to subscribers on economically rational terms may be limited by pre-existing exclusivity agreements content providers have with their customers as well as limitations placed on some content with respect to rights for mobile programming. An inability to address those issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage as well as affect our ability to attract new subscribers. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, carrier selection of competing technologies or consumer preferences.
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
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to the display market, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $221 million in assets (including $128 million in goodwill) at July 1, 2007. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which, in turn, could negatively impact our operating results.
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
     On September 26, 2005, we adopted the revised statement of Financial Accounting Standards No. FAS 123 (FAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded since the adoption of this standard, which could negatively affect our stock price and our stock price volatility.
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
     Our OmniTRACS and OmniVision systems currently operate on leased Ku-band satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for these systems runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States OmniTRACS and OmniVision operations through fiscal 2012. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QWBS terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. On February 6, 2007, Globalstar announced that many Globalstar satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. Globalstar stated that unless remedied, by some time in 2008, this degradation or degraded performance will have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. On May 30, 2007, Globalstar announced that four Globalstar satellites were successfully launched, and four additional satellites are planned for launch shortly. Globalstar stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the recent launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
     Our MediaFLO network and systems currently operate in the United States market on a leased Ku-band satellite transponder. Our primary program content and data distribution satellite transponder lease runs through December 31, 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our domestic United States MediaFLO services through fiscal 2012. Additionally our MediaFLO Transmitter Sites are monitored and controlled by a variety of terrestrial-based data circuits relying on various terrestrial communication networks operated by third parties. A failure to maintain adequate satellite capacity or the unavailability or nonperformance of the terrestrial-based network systems could have an adverse effect on our business and operating results.
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
     At July 1, 2007, we have remaining authority to repurchase up to $2.6 billion of our common stock, net of put options outstanding. There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2006 Annual Report on Form 10-K. At July 1, 2007, there have been no other material changes to the market risks described at September 24, 2006 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest most of our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents and marketable securities. The following table provides information about our financial instruments that are sensitive to changes in interest rates.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	Remainder						No Single
July 1, 2007:	of 2007	2008	2009	2010	2011	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash and cash equivalents	$706	—	—	—	—	—	—	$706
Interest rate	5.1%
Available-for-sale securities:
Investment grade	$873	$983	$241	$104	$34	$12	$389	$2,636
Interest rate	5.3%	5.0%	5.4%	5.0%	5.3%	7.3%	5.4%
Non-investment grade	$1	$12	$16	$9	$21	$217	—	$276
Interest rate	0.0%	5.3%	6.7%	8.4%	8.0%	8.6%	0.0%

Floating interest-bearing securities:
Cash and cash equivalents	$2,880	—	—	—	—	—	—	$2,880
Interest rate	5.3%
Available-for-sale securities:
Investment grade	$74	$183	$191	$146	$30	$122	$269	$1,015
Interest rate	5.4%	5.3%	5.6%	5.5%	5.5%	5.6%	5.8%
Non-investment grade	$3	$8	$12	$31	$72	$472	$669	$1,267
Interest rate	5.8%	7.6%	6.9%	7.1%	7.4%	7.3%	7.1%
Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. We invest in a number of diversified marketable securities and mutual fund shares subject to equity price risk. The recorded values of marketable equity securities increased to $1.48 billion at July 1, 2007 from $1.34 billion at September 24, 2006. The recorded value of equity mutual fund shares increased to $1.87 billion at July 1, 2007 from $1.52 billion at September 24, 2006. Our diversified investments in companies and industry segments may vary over time, and changes in the concentrations of these investments may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund shares at July 1, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $335 million.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At July 1, 2007, we had put options outstanding, which have expiration dates ranging from September 2007 to March 2008 that may require us to repurchase an aggregate of 7,500,000 shares of our common stock upon exercise for $287 million (net of the put option premiums received). The put option liabilities, with a fair value of $15 million at July 1, 2007, were included in current liabilities. If the fair value of our common stock at July 1, 2007 decreased by 10%, the amount required to physically settle the put options would exceed the fair value of the by $0.6 million, net of the $17 million in premiums received.

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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain Risk Factors have been added or changed as follows:
•	the Risk Factor entitled “Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful could adversely affect our business” was changed;

•	the Risk Factor entitled “MediaFLO does not fully control promotional activities necessary to stimulate demand for our services” was added;

•	the Risk Factor entitled “Customer acceptance and adoption of our MediaFLO technology will have a considerable impact on the success of our MediaFLO businesses” was added;

•	the Risk Factor entitled “Our QWBS and MediaFLO businesses depend on the availability of satellite and other networks” was changed;

•	the Risk Factor entitled “Our business and operations would suffer in the event of system failures” was changed; and

•	the Risk Factor entitled “Government regulation may adversely affect our business” was changed.
     The “Risk Factors” section also provides updated information in certain other areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities (in millions, except share and per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share (1)	Programs (2)	Programs (2)
April 2, 2007 to April 29, 2007	—		—	865

April 30, 2007 to May 27, 2007	—		—	3,000

May 28, 2007 to July 1, 2007	3,062,867	$41.99	3,062,867	2,871

Total	3,062,867	$41.99	3,062,867	$2,871

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On May 22, 2007, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases. The stock repurchase program has no expiration date.

(3)	The approximate dollar value of the shares that may yet be purchased has not been reduced by the net cost of $287 million (net of the premiums received) of 7,500,000 shares, in aggregate, that may be repurchased related to put options we sold during fiscal 2007.

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
Dated: July 25, 2007