Form 10-K
period 2007-09-30
QUALCOMM INC/DE
filed 2007-11-08
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 30, 2007 was $68,727,571,532.*
     The number of shares outstanding of the registrant’s common stock was 1,636,486,963 as of November 6, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2007.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 30, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 30, 2007
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, QUALCOMM Wireless Business Solutions®, OmniTRACS®, OmniVision™, GlobalTRACS™, T2™, T2 Untethered TrailerTRACS™, TrailerTRACS®, TruckMAIL™, OmniExpress®, QConnect®, QCT-®, MSM™, CSM™, Snapdragon™, Wireless Reach™, gpsOne™, SnapTrack®, BREW®, BREW SDK®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, MediaFLO USA™, MediaFLO™, FLO™, FLASH-OFDM®, RadioRouter®, deliveryOne™, QPoint™, uiOne™, Flarion®, Berkana® and QChat® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Wireless Business Solutions, QWBS, QUALCOMM Enterprise Solutions, QES, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies & Ventures, QUALCOMM MediaFLO Technologies, QUALCOMM Flarion Technologies, QUALCOMM Global Development, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, MediaFLO USA, Spike, SnapTrack are trade names of QUALCOMM Incorporated.
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

     In this document, the words “Qualcomm,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and not any other person or entity.
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
     Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
     We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal year ended September 30, 2007 includes 53 weeks. Both of the fiscal years ended September 24, 2006 and September 25, 2005 include 52 weeks.
Overview
     In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks (also known as wireless networks). CDMA and GSM (which is a form of TDMA and stands for Global System for Mobile Communications) are the primary digital technologies used to transmit a wireless device user’s voice or data over radio waves using the wireless network.
     Because we led, and continue to lead, the development and commercialization of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, which applies to all versions of CDMA and portions of which we license to other companies and implement in our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.
     There are several versions of CDMA technology recognized worldwide as public cellular standards. The first version, known as cdmaOne, is a second generation (2G) cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are popularly referred to as third generation (3G) technologies known commonly throughout the wireless industry as:
•	CDMA2000, including 1X, 1xEV-DO (EV-DO, or Evolution Data Optimized), EV-DO Revision A and EV-DO Revision B;

•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Download Packet Access (HSDPA), High Speed Uplink Packet Access (HSUPA) and High Speed Packet Access Plus (HSPA+); and

•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex CDMA (TD-CDMA) and Time Division Synchronous-CDMA (TD-SCDMA).
     CDMA2000 and WCDMA are deployed today in wireless networks throughout the world. In addition to increasing voice capacity, these 3G CDMA technologies enable greater data capacity at higher data rates. In the future, we expect a broader range of airlinks will be utilized depending on the spectrum availability and applications offered by each wireless network operator (also known as wireless operator). These include WCDMA upgrades beyond HSPA+ (called Long Term Evolution (LTE)), CDMA2000 upgrades beyond 1xEV-DO Revisions A and B (called Ultra Mobile Broadband (UMB)), an Orthogonal Frequency Division Multiplexing Access (OFDMA)/CDMA upgrade path for ultra mobile broadband data rates using up to 20 MHz channels in new spectrum and other OFDMA-based air-interfaces. EV-DO Revision A, Revision B and future enhancements will allow operators to introduce Voice over Internet Protocol (VoIP), multi-megabit-per-second speeds, multimedia and broadcast capabilities in the coming years.
     WCDMA has been commercially deployed by more than 180 operators worldwide, as reported by the Global mobile Suppliers Association (GSA), an international organization of WCDMA and GSM suppliers, in its October 2007 reports. The WCDMA family includes HSDPA, part of 3rd Generation Partnership Project (3GPP) Release 5, which was first deployed commercially in December 2005 in the United States using our chipsets; as well as, HSUPA, part of 3GPP Release 6, which was deployed commercially in 2007. We expect enhancements in future revisions of the 3GPP specifications will further increase performance capacity and data speeds. We expect many WCDMA operators to eventually upgrade their networks to HSUPA. More than 140 operators have launched commercial HSDPA networks and 19 operators have launched HSUPA, as reported by the GSA in October 2007. Another 3G technology, TD-SCDMA, is being deployed in China along with CDMA2000, and WCDMA is being considered for deployment.
     The industry is considering moving to an OFDMA-based technology for fourth generation applications requiring high bandwidth data communications. 3GPP is specifying an OFDMA system called LTE, and 3rd Generation Partnership Project 2 (3GPP2) has adopted the UMB standard. Other standards, specified by the IEEE, include 802.16 (WiMax) and 802.20. We have been actively pursuing research and development of commercial OFDMA-based wireless communication technologies and have filed over 1,400 United States and 5,300 foreign patent applications related to these technologies. We expect that each of these standards, when adopted, will incorporate our patented technologies. Thus far, we have licensed seven companies under our patent portfolio for use in single mode OFDMA products. Multimode products, that implement both OFDMA and CDMA technologies, will in most cases be licensed under our existing license agreements for CDMA.
     Our Revenues. We generate revenues by licensing portions of our intellectual property to manufacturers of wireless products (such as wireless phones and other devices and the infrastructure required to establish and operate a wireless network). We receive licensing fees and royalties on products sold by our licensees that incorporate our patented technologies. We also sell and license products and services, which include:
•	CDMA-based integrated circuits (also known as chips) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices (also known as subscriber units and handsets) and in wireless networks;

•	Equipment, software and services used by companies, including those in the transportation industry, and governments to wirelessly connect with their assets, products and workforce;

•	Software products and services related to BREW (Binary Runtime Environment for Wireless), a package of products that enable software developers to create applications, or programs, and wireless operators to deliver content to mobile devices;

•	Services to wireless operators delivering multimedia content, including live TV, in the United States;

•	Software and hardware development services; and

•	Network products based on OFDMA technology to wireless device service providers.

     Our Engineering Resources. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to develop new versions of CDMA, OFDMA and other technologies, develop alternative technologies for certain specialized applications (including multicast), participate in the formulation of new wireless telecommunications standards and technologies and assist in deploying wireless voice and data communications networks around the world.
     Our Integrated Circuits Business. We develop and supply CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for roaming in global roaming markets. Our integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the baseband Mobile Station Modem (MSM), RF and PM devices, as well as the system software which enables the other device components to interface with the integrated circuit products and is the foundation software enabling device manufacturers to develop handsets utilizing the functionality within the integrated circuits. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. Our infrastructure equipment Cell Site Modem (CSM) integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment providing wireless standards-compliant processing of voice and data signals to and from wireless devices. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless device with improved product features, as well as the integration and performance of the network system. Our design of the system allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and system software, including reference designs and tools, to many of the world’s leading wireless device and infrastructure equipment manufacturers. We also provide support to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the costs and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
     Our Wireless Device Software and Related Services Business. We provide our BREW products and services to support the development of over-the-air and pre-loaded wireless applications and services. We provide BREW to wireless network operators, handset manufacturers and software developers. The BREW products and services include the BREW software development kit (SDK) for developers; the BREW applications platform (i.e. software programs) and interface tools for device manufacturers; the uiOne customized user interface product and services; and the deliveryOne Content Distribution System enabling the distribution of content and applications to the market by wireless operators, while also providing the settlement of billing and payment processes. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new software application for wireless communications. BREW leverages the capabilities available in integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory and enhancing system performance of the wireless device itself. In addition to CDMA2000, BREW can be used on wireless devices that support other wireless technologies, such as GSM, General Packet Radio System (GPRS), Enhanced Data Rates for GSM Evolution (EDGE) and WCDMA. We also provide QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices, and QPoint, which enables operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
     Our Asset Tracking and Messaging Business. We design, manufacture and sell equipment, sell software and provide services to our customers to enable them to connect wirelessly with their assets, products and workforce. We offer satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets, construction contractors, original equipment manufacturers and other enterprise companies to enable our customers to track the location and monitor performance of their assets, communicate with their personnel and collect data.

     Our MediaFLO Business. Our subsidiary, MediaFLO USA, Inc. (MediaFLO USA), began offering services over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and Forward Link Only (FLO) technology in the second quarter of fiscal 2007. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service on wireless devices will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 megahertz (MHz) spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States.
     MediaFLO USA continues to expand the availability of its commercial service. The initial phase of its network launch includes several major markets. Verizon Wireless began offering the MediaFLO service in fiscal 2007, and MediaFLO USA expects AT&T Mobility to begin offering the service in fiscal 2008. In addition, MediaFLO USA is actively engaged in discussions with other domestic wireless operators on how they might utilize the MediaFLO USA service.
     In fiscal 2007, Verizon Wireless began offering the MediaFLO USA service, and we supported AT&T’s impending offering of MediaFLO service. We increased the global market awareness of MediaFLO technology through successful trials with British Sky Broadcasting (BSkyB) in the U.K., China Network Systems (CNS) in Taiwan, together with Taiwan Television Enterprise Ltd. (TTV) in Taiwan, PCCW Limited in Hong Kong and Maxis Communications Berhad and ASTRO All Asia Networks plc, in Malaysia. In addition, we are pursuing numerous other international opportunities to market and deploy MediaFLO. We continue to maintain a joint venture with KDDI to explore the deployment of MediaFLO services in Japan. FLO technology is now established as a global open standard with the publication of five new Telecommunications Industry Association (TIA) specifications.
     Further Investments in New Products, Services and Technologies. We continue to invest heavily in research and development in a variety of ways, to grow our earnings and extend the market for our products and services.
     We continue to develop and commercialize third generation CDMA-based technologies, such as CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA (3GPP Release 5), HSUPA (3GPP Release 6), HSPA+ (3GPP Release 7) and other future standards. These technologies support more efficient voice communications, broadband access to the Internet, multimedia services, VoIP and other delay sensitive applications (including video telephony, push-to-talk and multiplayer gaming) and other revenue-generating services, in turn accelerating the growth of CDMA. At the same time, we are working to fulfill the growing demand for affordable, voice-centric CDMA wireless devices within the emerging entry-level market through various efforts including the introduction of Single Chip (SC) solutions, streamlined test and certification processes and the aggregation of device procurements. With regard to our 1xEV-DO technology, we have improved its value, performance and economics with EV-DO Revision A, which provides a number of enhancements, including greater spectral efficiency, faster reverse-link data rates, lower latency and optimized quality of service. EV-DO Revision B enables CDMA operators to utilize a software upgrade to allow multiple RF operators to transmit to a single device and hence significantly increase the user data rates (e.g. three times in a 5 MHz bandwidth) and reduce latency for bursty applications.
     We also continue to develop and commercialize multimode, multiband and multinetwork products that embody technologies such as GSM, GPRS, EDGE, Bluetooth, Wireless Fidelity (Wi-Fi), Universal Serial Bus (USB), FLO, Orthogonal Frequency Division Multiplexing (OFDM), Global System for Mobile Communications-Mobile Application Port (GSM-MAP), American National Standards Institute 41 (ANSI-41) and Internet Protocol-based (IP-based) core networks. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as BREW, Java, Windows Mobile, PalmOS, Linux and the recently announced Open Handset Alliance.
     We continue to develop on our own, and with our partners, new innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. At the same time, we are active within many industry bodies, including 3rd Generation Partnership Project (3GPP), 3rd Generation Partnership Project 2 (3GPP2), Institute for Electrical and Electronic Engineers (IEEE) and Open Mobile Alliance (OMA), to encourage the (1) universal implementation of these innovations to support economies of scale and (2) interoperability of these innovations with existing and future mobile communication services to preserve ongoing investments.

     In particular, we continue to contribute to 3GPP2 and 3GPP standards to enable the next level of mobile broadband data services. In April 2007, 3GPP2 published the first version of UMB (Ultra Mobile Broadband), an OFDMA-based specification. UMB is a broadband air interface using primarily OFDMA, but also incorporating CDMA, providing data rates up to 152 Mbps on the downlink with and 75 Mbps on the uplink with two base station antennas and two handset antennas using the 20 MHz bandwidth. With the same bandwidths and with four antennas at both the base station and device, downlink rates greater than 288 Mpbs can be obtained. The data rates will be less with lower bandwidths. 3GPP standards are also evolving beyond current HSDPA and HSUPA through Release 7 and Release 8 to offer Evolved HSPA (High Speed Packet Access), also known as HSPA+, technologies to enable much higher broadband data rates and higher capacity voice services. In parallel, 3GPP is also introducing an OFDMA-based air-interface through its LTE standard to deliver higher mobile broadband data rates using channel bandwidths up to 20 MHz. These standards also enable end-to-end Internet Protocol (IP) transport using advanced IP Multimedia Subsystem (IMS) platform to deliver voice (VoIP), multimedia and other broadband data services cost effectively.
     UMB and LTE have been proposed to be part of the International Telecommunications Union IMT-2000 specification as part of the normal update process. WiMax has been proposed to be the sixth air interface in the IMT-2000 family. Initial systems utilizing 802.16e WiMax standard are expected to be commercialized in the 2008 time frame. These systems are targeted at TDD spectrum and higher frequency bands (e.g. 2.5 and 3.5 GHz). Similarly, WiBRO, a variant of WiMax, has been deployed in South Korea at 2.3 GHz with limited commercial success. Since the WiMax family of standards has evolved from a wire line legacy, we believe that, in the near future, the efficiency and mobility are not expected to be as robust as those technologies that were designed from the ground up for mobile broadband (i.e. UMB and LTE). Furthermore, the 3G economies of scale greatly improve the availability and cost structure of 3GPP and 3GPP2 evolved technologies. The OFDMA family of standards is expected to be complementary with 3G services, and Qualcomm expects to provide multimode chipsets capable of operating across multiple technology deployment scenarios.
     These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably, and introduce revenue-generating broadband data services ahead of their competition. Our patented technologies, resulting from our strong investment in fundamental system research and development, have been and are expected to continue to play a significant role in each of these future standards.
     Wireless Local Area Networks (WLAN), such as Wi-Fi, are complementary to Wide Area Networks (WAN), such as CDMA2000 and WCDMA. They both provide affordable high-speed wireless access to the Internet. The limited coverage offered by Wi-Fi is well suited for private networks (e.g. enterprises, campuses and homes) and certain public “hot spots” (e.g. airports, conference halls and coffee shops) where data usage is high in a limited portable and stationary environment. 3G CDMA networks, on the other hand, are ideally suited for geographically diverse voice and data coverage (e.g. cities, highways and neighborhoods) and in environments where public access to the Wi-Fi network is blocked due to a firewall (e.g. a client’s enterprise). We may incorporate WLAN technology into our future multimode 3G CDMA chipsets as we continue to identify and integrate other complementary wireless technologies into our chipsets.
     We are developing our MediaFLO MDS and OFDM-based FLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as multicasting. As part of the standardization of FLO technology, the FLO Forum (www.floforum.org) was established in May 2005. To date, more than 85 companies have joined the FLO Forum. In 2005, the TIA established a Committee to develop standards for Terrestrial Mobile Multimedia Multicast. In August 2006, TIA published the Standard Forward Link Only Air Interface Specification based upon the FLO Forum’s submissions, thus standardizing the lower layers of the FLO air interface. The TIA has published a total of five standards relating to the MediaFLO MDS technology and several other standards are currently in development.
     We are also developing our interferometric modulator (IMOD) display technology based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics. The IMOD display technology may be included in the full range of consumer-targeted mobile products and is expected to provide performance, power consumption and cost benefits as compared to current display technologies.
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
     We plan to continue to make strategic investments in start-up companies that we believe open new markets for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income (expense). In some cases, we make strategic investments in early-stage companies, which require us to consolidate or record our equity in losses of those companies. These losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
     Corporate Responsibility. At Qualcomm, we realize we have a significant role to play as a partner in our communities. We also believe that participating in community organizations is an important avenue for our employees to develop as professionals and as citizens.
•	Community Involvement. Qualcomm’s spirit of innovation is at the heart of our commitment to corporate citizenship. Our creativity, talent and technology are strong tools that energize and empower our global communities.

•	Diversity. We strongly believe in fostering a diverse environment and are committed to advancing opportunities for minorities and encouraging diversity through the workforce.

•	Environmental Health and Safety. We take a proactive approach to programs and techniques that contribute to a better environment for our local communities as well as our employees.

•	Wireless Reach. We believe access to advanced wireless voice and data services improves people’s lives. Qualcomm’s Wireless Reach initiative supports programs and solutions that bring the benefits of connectivity to developing communities globally. By working with partners, Wireless Reach projects create new ways for people to communicate, learn, access healthcare and reach global markets.
Wireless Telecommunications Market
     Use of wireless telecommunications devices has increased dramatically in the past decade. According to forecasts made in July 2007 by Strategy Analytics, the number of worldwide mobile subscribers is expected to reach approximately 3.6 billion by the end of 2008 and almost 4.6 billion in 2012, including approximately 3.5 billion unique users, equivalent to a penetration rate of 67%. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for the increasing demand for wireless voice services, including:
•	lower cost of wireless handsets, joined with an increasing selection of appealing mobile devices;

•	lower cost of service, including flat-rate and bundled long-distance calling plans;

•	prepaid services, particularly popular in developing countries;

•	increased coverage, roaming, privacy, reliability and call clarity of voice transmissions;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks; and

•	regulatory environments worldwide favoring increased competition in wireless telecommunications.
     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing broadband wireless access to the Internet, as well as multimedia entertainment, messaging, mobile commerce and position location services. These services have been aided by the development and commercialization of 3G wireless networks and 3G handsets which are capable of supporting higher data rates that incorporate an ever-increasing array of new features and functionality, such as assisted GPS-based position location, digital cameras with flash and zoom capabilities, internet browsers, email, interactive games, music and video downloads and software download capability (e.g. our BREW platform). In October 2007, the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that more than 2.5 billion people will be using mobile data services by 2011 and the revenue produced from these services will account for 23% of total service revenue worldwide. We believe the growing availability of 3G-enabled handsets capable of performing a wide variety of consumer and enterprise applications will accelerate the demand for many wireless data services on a global basis and thus lead to an increased replacement rate of mobile devices to those using our technologies and integrated circuits. Affordable wireless broadband data connectivity is important to the consumer and enterprise, and its demand will continue to drive the evolution of wireless standards.
     The adoption of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than a decade and a half ago, the European Community developed regulations requiring the use of a telecommunication standard known as Global System for Mobile Communications, commonly referred to as GSM, a TDMA-based technology. According to Wireless Intelligence, the use of this second generation wireless standard has spread throughout the world and is currently the basis for approximately 80% of the digital mobile communications in use. With the deployment of WCDMA, a third generation CDMA-based technology, by GSM operators, many of the current 2.5 billion GSM subscribers are expected to upgrade to third generation wireless services and are enjoying the added features and functionality available with 3G systems. For instance, a worldwide forecast published by Strategy Analytics in July 2007 indicated that the total number of WCDMA (UMTS) subscribers will grow from 190 million at the end of 2007 to over 1 billion by the beginning of 2012.
Wireless Technologies
     The significant growth in the use of wireless devices worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved.
     Second Generation. Compared to first generation analog systems, second generation digital technology provided for significantly enhanced efficiency within a fixed spectrum resulting in greatly increased voice capacity. Second generation technologies also enabled numerous enhanced services, including paging, e-mail, facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. However, data services (email, fax, computer connections) were generally limited to low speed transmission rates. The main second-generation digital cellular technologies are called cdmaOne or IS-95A/B, a technology we developed and patented, North American TDMA, PDC (Personal Digital Cellular—a variant of North American TDMA), and GSM, also a form of TDMA. At this time, sales of North American TDMA and PDC phones have been discontinued with subscribers being moved to GSM or 3G technologies. Many operators have plans to shut down usage of these second generation systems. Similarly, analog systems have been shut down in many places. In the United States, the FCC is permitting operators to shut down the analog system beginning in 2008.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high speed data and voice traffic, in May 2000, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, which encompasses five terrestrial operating radio interfaces, three of them based on our CDMA intellectual property. The other two are TDMA-based.
     Some of the advantages of 3G CDMA technology over both analog and TDMA- and GSM-based technologies include increased network capacity, network flexibility, compatibility with internet protocols, higher capacity for data and faster access to data (Internet) and higher data throughput rates. GSM has the benefits of roaming due to its wider worldwide deployment Once considered an advantage of GSM, several low priced handsets of approximately $30 or less are available today for CDMA, further enabling wireless CDMA growth in developing regions.

     The current commercial versions of CDMA2000, CDMA2000 1X and 1xEV-DO, provide both voice and high-speed wireless data communications. CDMA2000 1X and 1xEV-DO utilize the same standard channel bandwidth as existing cdmaOne systems and, as a result, are compatible with wireless telecommunications operators’ existing network equipment, making the migration to 3G simple and affordable. We believe CDMA2000 1X provides approximately twice the voice capacity of cdmaOne and six to eight times that of TDMA-based networks. Position location technology, accomplished through a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA cell sites, enables CDMA system operators to meet the Federal Communications Commission (FCC) mandate requiring wireless operators to implement E911 wireless emergency location services and offer other commercial location-based services. In the future, updates of CDMA2000 1X and 1xEV-DO are expected to further increase performance. Other enhancements, such as multicast services, higher-resolution displays, longer battery life, push-to-talk services and VoIP are becoming available to improve the user experience and operator profitability. The price differential between low-end third generation CDMA2000 handsets and GSM handsets is diminishing.
     GSM operators around the world, including those in the European Community and AT&T in the United States, have focused primarily on the UTRA-FDD radio interface of the IMT-2000 standard, known as WCDMA, which is based on our underlying CDMA technology and incorporates many of our patented inventions (as are all of the CDMA radio interfaces of the IMT-2000 Standard). The majority of the world’s leading wireless device and infrastructure manufacturers (more than 85) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology.
     A number of GSM operators deployed 2.5G mobile packet data technologies, such as GPRS and EDGE (Enhanced Data Rates for GSM Evolution) in areas serviced by GSM, as a bridging technology, while they waited for 3G WCDMA devices to become more readily available and affordable so they can justify the expense of upgrading their GSM system to provide WCDMA service. In some regions of the world, regulatory restrictions have prevented deploying WCDMA in the lower frequency bands used by GSM, thus requiring more cell sites for WCDMA to provide coverage. As a result, in less dense areas, some operators have not deployed WCDMA. From a technological perspective, we do not believe that GPRS and EDGE effectively compete with 3G CDMA-based packet data services, either on a cost per bit or transmitted performance basis. The European Union permitted IMT-2000 technologies, which include WCDMA, to be deployed in the lower frequency 900 MHz band. This is called UMTS900. As a result, commercial deployments are expected, and there have been announcements from vendors indicating they will provide UMTS900 equipment.
     The three ITU 3G CDMA radio interfaces are all based on the underlying core principles of CDMA technology; however, the CDMA2000 mode enables a direct and more economical conversion for current cdmaOne networks. While the WCDMA wireless air interface does use CDMA technology for communications between the wireless device and the network, the infrastructure backhaul network has been specifically designed to be compatible with the GSM backhaul network, which is why GSM operators will migrate to WCDMA rather than to CDMA2000. Our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA alternative standards and patents that are useful for commercially successful product implementations. Generally, we have licensed substantially all of our patents to our CDMA subscriber and infrastructure equipment licensees. Under each of our existing license agreements covering multiple CDMA standards, the royalty rate paid to us for sales of licensed 3G CDMA (regardless of whether it is CDMA2000, WCDMA, TD-CDMA or TD-SCDMA) subscriber products is no less than the rate that such licensee pays for its licensed second generation cdmaOne subscriber products.
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
Operating Segments
     Consolidated revenues from international customers and licensees as a percentage of total revenues were 87% in both fiscal 2007 and 2006 and 82% in fiscal 2005. During fiscal 2007, 31%, 21% and 17% of our revenues were from customers and licensees based in South Korea, China and Japan, respectively, as compared to 32%, 17% and 21% during fiscal 2006, respectively, and 37%, 11% and 21% during fiscal 2005, respectively. Revenues from three customers, LG Electronics, Motorola Inc. and Samsung Electronics Company, constituted a significant portion (each more than 10%) of consolidated revenues in fiscal 2007, 2006 and 2005.
     Risks related to our conducting business with customers and licensees outside of the United States are described in Risk Factors — “We, and our licensees, are subject to the risks of conducting business outside of the United States.” Additional information regarding our operating segments is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.”
Qualcomm CDMA Technologies Segment (QCT)
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability, and reduced time-to-market. QCT markets and sells products in the United States through a sales force based in San Diego, California, and internationally through a direct sales force based in China, Germany, India, Italy, Japan, South Korea, Taiwan and the United Kingdom. QCT products are sold to many of the world’s leading wireless handset, data card and infrastructure manufacturers. In fiscal 2007, QCT shipped approximately 253 million MSM integrated circuits for CDMA wireless devices worldwide. QCT revenues comprised 59%, 58% and 58% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. Die, cut from silicon wafers, are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase completed die directly from semiconductor manufacturing foundries and contract directly with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     IBM, Samsung Electronics Co., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation are the primary foundry suppliers for our family of baseband integrated circuits. Atmel Corporation, Chartered Semiconductor Manufacturing Ltd., Freescale Semiconductor, Inc., IBM and Semiconductor Manufacturing International Corporation are the primary foundry suppliers for our family of analog, radio frequency and power management integrated circuits. Advanced Semiconductor Engineering Inc., Amkor Technology Inc., and STATSChipPAC Ltd. are the primary back-end semiconductor assembly and test (SAT) suppliers under our IFM model.
     QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of 1xEV-DO as well as the EV-DO Revision A, EV-DO Revision B, and UMB evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we have also developed integrated circuits for manufacturers and operators deploying the WCDMA version of 3G. More than 30 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA and HSUPA for their devices. We have not commercially sold a CSM integrated circuit product for WCDMA base station equipment.
     Our gpsOne position-location technology is in more than 300 million gpsOne-enabled handsets sold worldwide. Compatible with all major air interfaces, our gpsOne technology is the industry’s only fully-integrated wireless baseband and assisted-GPS product, and has enabled CDMA system operators to cost-effectively meet the FCC’s E911 mandate.
     Our MSM integrated circuit products are offered on four distinct platforms (Value, Multimedia, Enhanced Multimedia and Convergence) in order to address specific market segments and offer products tailored to the needs of users in those various market segments. The Value Platform addresses entry-level markets and enables voice-centric and basic data wireless devices. The Value Platform includes our Qualcomm Single Chip (QSC) product family, the industry’s first single-chip CDMA2000 1X products targeted at lowering overall handset costs and driving the broader adoption of high-speed data services in emerging markets. The Multimedia and Enhanced Multimedia Platforms are designed to facilitate the rapid adoption of high-speed wireless data applications. Features from the Multimedia and Enhanced Multimedia Platforms include support for multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics and advanced position-location capabilities. The Convergence Platform enables portable business, high-fidelity entertainment, interactive 3D gaming and other advanced multimedia, connectivity and position location applications.
     The new Snapdragon platform of chipset products is designed to enable computing-centric devices that also offer a full range of wireless connectivity capabilities. Based on the Scorpion microprocessor, the Snapdragon platform expands Qualcomm’s reach beyond the traditional wireless market into computing and consumer electronics.

     Our Universal Broadcast Modem integrated circuit supports our FLO technology, as well as Digital Video Broadcasting-Handheld (DVB-H) and one-segment Integrated Services Digital Broadcasting-Terrestrial (ISDB-T), creating a common platform that handset manufacturers can leverage to address multiple standards. The Universal Broadcast Modem product will interface with integrated circuits from the Enhanced Multimedia and Convergence Platforms for both CDMA2000 and WCDMA networks.
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
     QCT’s current competitors include major semiconductor companies such as Freescale, Infineon, NEC, Philips, STMicroelectronics, Texas Instruments and VIA Telecom, as well as major telecommunication equipment companies such as Ericsson, Matsushita, Motorola, Nokia and Samsung, who design their own integrated circuits and software for certain products. QCT also faces competition from some start-up ventures. Our competitors may devote significantly greater amounts of their financial, technical and other resources to market competitive telecommunications systems or to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications markets or to new customers.
     We have entered into agreements with certain companies, including EoNex Technologies, Infineon, Lucent, Motorola, NEC, Philips, Texas Instruments and VIA Telecom. These agreements permit the licensees to manufacture CDMA-based integrated circuits using certain of our intellectual property for sale to CDMA-based wireless device manufacturers. In exchange for these rights, we are entitled to receive fees, royalties (determined as a percentage of the selling price of the integrated circuits) and/or royalty-free cross-licenses, which allow us to use these companies’ CDMA and, in some cases, non-CDMA intellectual property for specified purposes. In every case, the wireless device manufacturers’ sales of CDMA-based wireless subscriber devices are subject to the payment of royalties to us on the products into which the integrated circuits are incorporated in accordance with the manufacturers’ separate licensing arrangements with us. We make available our essential CDMA intellectual property to the competitors of our QCT segment to support the deployment of CDMA-based systems and technologies worldwide in order to grow our royalty revenues from customers licensed to sell CDMA wireless devices and equipment. We believe that, if CDMA-based systems expand sufficiently, QCT’s business will also grow, even if we lose market share. To date, most cdmaOne and CDMA2000 wireless device manufacturer licensees have elected to purchase their CDMA-based integrated circuits from us.
Qualcomm Technology Licensing Segment (QTL)
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA (including WiMax) standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 31%, 33% and 30% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively.
     As part of our strategy to generate new and ongoing licensing revenues and expand the marketplace, significant resources are allocated to develop leading edge technology for the telecommunications industry. In addition to licensing manufacturers of subscriber and network equipment, we have made our essential CDMA patents available to competitors of our QCT segment. We face competition in the development of intellectual property for future generations of digital wireless communications technology and services.

     On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless telecommunications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other markets. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all third generation wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2.5G bridge technology, and a number of GSM operators have deployed or are expected to deploy EDGE, while waiting for third generation WCDMA to become available and/or more cost effective for their system. A limited number of operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. We have invested in the development of our own OFDMA technology and intellectual property and have acquired Flarion, a major developer and patent holder of OFDMA technology.
Qualcomm Wireless & Internet Segment (QWI)
     QWI revenues comprised 9%, 10% and 12% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively. The three divisions aggregated into QWI are:
     Qualcomm Internet Services (QIS). The QIS division provides technology to support and accelerate the growth of the wireless data market. The BREW products and services facilitate the delivery of data services. QIS offers a comprehensive set of BREW offerings (uiOne, deliveryOne, QPoint and Senses) to meet the distinct needs of companies delivering mobile products and services around the world. The BREW platform is part of a complete package of products for wireless applications development, device configuration, application distribution and billing and payment. The QIS division develops and sells business-to-business products and services to companies worldwide. The sales and marketing team is headquartered in San Diego with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies in target markets by providing comprehensive technology and services that combine wireless Internet, data and voice capabilities.
     In October 2006, we announced an agreement with Sprint for the continued development and use of our QChat product, a next-generation push-to-talk technology designed to deliver advanced walkie-talkie services optimized for EV-DO Revision A wireless networks, as well as interoperability with the Nextel National Network which uses Integrated Dispatch Enhance Network (iDen) technology. QChat enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of handset software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses VoIP technologies, thereby sending voice information in digital form over IP-based data networks (including CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network.
     We have numerous competitors for each of our BREW products and services. These competitors are continuing to develop their products with a focus on client provisioning, user interface, content distribution and billing products and services. Competitors are attempting to offer value added products and services similar, in many cases, to our existing or developing BREW technologies. In some cases, competitors attempt to displace only certain components or areas of the greater BREW offering, such as only the runtime client/device environment portion of BREW. Certain competitors in the computing and device manufacturing industries are attempting to replicate the entire BREW system offering, including both runtime device environments and billing/distribution systems. Similarly, some operators are developing their own products by piecing together both internal and external components. Emergence of these and other new competitors may adversely impact our margins and market share.
     Qualcomm Enterprise Services (QES). The QES division (formerly known as Qualcomm Wireless Business Solutions, or QWBS) provides equipment, software and services to enable companies to wirelessly connect with their assets, products and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets, construction contractors, original equipment manufacturers and other enterprise companies that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications systems and provides related services. QES will begin offering mobile-commerce (mCommerce) services in fiscal 2008 to allow consumers to communicate and conduct mobile financial service transactions via mobile devices. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. Through September 2007, we have shipped approximately 1,192,000 satellite- and terrestrial-based mobile communications systems, which currently operate in 40 countries.

Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for messaging transmission and the GPS constellation for position tracking. We generate revenues from license fees, sales of network products and terminals, and information and location-based service fees.
     In the United States and Mexico, we manufacture mobile communications equipment, sell related software packages and provide ongoing messaging and maintenance services. Message transmissions for operations in the United States are formatted and processed at our Network Management Center in San Diego, California, with a fully-redundant backup Network Management Center located in Las Vegas, Nevada.
     Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over ten key competitors to our OmniVision, OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS and QConnect products and services, as well as over six key competitors to our GlobalTRACS system. Internationally, we face several key competitors in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. We are currently in discussions with some trucking manufacturers about using our products as their embedded solution.
     Qualcomm Government Technologies (QGOV). The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government (USG) agencies. In fiscal 2007, QGOV adapted, integrated and shipped CDMA2000 1X deployable base stations to the USG and also developed an EV-DO version of the deployable base station. We have also continued to ship second generation CDMA secure wireless terrestrial phones for the USG that operate in enhanced security modes (referred to as Type 1) and incorporate end-to-end encryption. Additionally, OmniTRACS products and services are used for USG worldwide applications and were sold to the USG during fiscal 2007. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.
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
     Our MediaFLO USA subsidiary operates a nationwide multicast network in the United States based on our MDS and FLO technology. MediaFLO USA uses 700 MHz spectrum for which we hold licenses nationwide to deliver high-quality video and audio programming to wireless subscribers. Additionally, MediaFLO USA procures, aggregates and distributes content in service packages which we make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. The commercial availability of the MediaFLO network and service is determined by our wireless operator partners.
     MediaFLO USA’s Broadcast Operations Center and Network Operations Center are based in San Diego, California. Verizon Wireless began offering the MediaFLO USA service during fiscal 2007, and MediaFLO USA expects AT&T Mobility to begin offering the services in fiscal 2008. In addition, MediaFLO USA is actively engaged in discussions with other domestic wireless operators on how they might utilize the MediaFLO USA service.
     We are developing our MediaFLO MDS and FLO technology to enable MediaFLO USA and potentially other international operators to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. Our efforts to sell this technology internationally are being conducted by a nonreportable segment, and not by QSI, as we do not intend to exit this business. The MDS will provide wireless network operators the ability to enhance their multimedia service offering capabilities via efficient scheduling and delivery of multimedia content. Wireless network operators can utilize the MDS with their current unicast networks and with multicast networks, which are soon to be available, operating on CDMA2000 1xEV-DO or WCDMA. The MDS is not air interface specific and thus can be utilized by CDMA2000, WCDMA and FLO technology operators alike. FLO is a multicast air interface technology specifically designed for markets where dedicated spectrum is available and where regulations permit high-power transmission, thereby reducing the number of towers and related infrastructure required to provide market coverage. MediaFLO MDS and FLO technology are complementary to existing wireless networks because interactive services are supported within the mobile device using the CDMA2000 1X, 1xEV-DO or WCDMA wireless link. Furthermore, the MediaFLO MDS can seamlessly integrate multicasting services provided over 3G operator networks with such services provided over a stand-alone FLO network.
     As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
Other Businesses
     Qualcomm MEMS Technologies (QMT). QMT is developing display technology for the full range of consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics, is expected to provide performance, power consumption and cost benefits as compared to current display technologies. With the inclusion of color displays in all types of wireless devices, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the handset. An IMOD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus supporting advanced multimedia capabilities on all tiers of mobile devices.
     Qualcomm Flarion Technologies (QFT). QFT is the developer and provider of FLASH-OFDM, the wireless industry’s first and only fully mobile OFDMA offering. FLASH-OFDM is an air interface technology designed for the delivery of advanced internet services in the mobile environment. Through FLASH-OFDM, QFT created an end-to-end network offering for mobile operators, which includes the RadioRouter base station product line, wireless modems, embedded chipsets and system software. The all-IP wireless network supports both broadband data and packetized voice applications. QFT is leveraging its considerable experience with OFDMA technology and products to develop the 3GPP2/UMB reference design and chipsets for infrastructure and test equipment vendors. UMB is the next generation air interface and is expected to deliver the mobility, high data rates and low latency necessary for a superior broadband user experience. The reference design provides a path for equipment manufacturers to introduce new UMB base stations and gain a foothold in the high-speed mobile broadband market. Using this design, both large and small equipment manufacturers are able to leverage our extensive research and development experience with OFDMA-based technologies, reducing typical barriers to market entry.
     MediaFLO Technologies (MFT). MFT is developing our MediaFLO MDS and FLO technology and marketing MediaFLO for deployment outside of the United States.
Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2007, 2006 and 2005 totaled approximately $1.8 billion, $1.5 billion and $1.0 billion, respectively. Research and development expenditures were primarily related to integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. Research and development expenditures were also incurred related to the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology.
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
Sales and Marketing
     Sales and marketing activities of our operating segments are discussed under Operating Segments in Item 1. Other marketing activities include public relations, web-marketing, participation in technical conferences and trade shows, development of business cases and white papers, competitive analyses, market intelligence and other marketing programs. Corporate Marketing provides company information on our internet website and through other media regarding our products, strategies and technology to industry analysts and for publications.
Competition
     Competition to our operating segments is discussed under Operating Segments in Item 1. Competition in the telecommunications industry throughout the world continues to increase at a rapid pace as businesses and governments realize the market potential of wireless telecommunications products and services. We have facilitated competition in the CDMA market by licensing a large number of manufacturers. Although we have attained a major position in the industry, many of our current and potential competitors may have advantages over us, including:
•	longer operating histories and presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources.
     These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to channels in markets not currently deploying wireless communications technology or markets primarily deploying 2G wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition, many of these companies are licensees of our technologies and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the marketplace for products based on 3G standards or other wireless technologies. Although we intend to continue to develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of wireless technologies. We also expect that the price we charge for our products and services may continue to decline as competition intensifies.
Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have filed approximately 6,500 United States patent applications, of which approximately 2,300 patents have been issued. The vast majority of such patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be relevant to CDMA2000, UMTS, TD-SCDMA, TD-CDMA and OFDMA products. We also have and will continue to file actively for broad patent protection outside the United States. We have filed approximately 32,800 foreign patent applications, of which approximately 10,100 patents have been issued, with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, India and elsewhere.
     Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed standards bodies that we may hold essential intellectual property rights for certain standards that are based on OFDMA technology, e.g. 802.16e, 802.20, UMB and LTE.
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 140 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. Notwithstanding the strength of this intellectual property position, we have succeeded in licensing our technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio for use in subscriber devices and cell site infrastructure equipment. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for operators, we have helped 3G CDMA evolve, grow, and reduce handset pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
     Under our license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the wholesale selling price, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.), of subscriber and infrastructure equipment. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. We believe that our royalty rates are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA (including WCDMA) applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain products, e.g. ASICs and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products. Under their existing agreements with us, two entities were entitled to share in a percentage of the royalty revenues that we receive from third parties for their sale of certain CDMA products. Our sharing obligation under one of these arrangements expired in fiscal 2005, and the other sharing obligation expired in fiscal 2006.
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
Employees
     As of September 30, 2007, we employed approximately 12,800 full-time, part-time and temporary employees. During fiscal 2007, the number of employees increased by approximately 1,600 primarily due to increases in engineering resources.
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
     The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Executive Officers
     Our executive officers (and their ages as of September 30, 2007) are as follows:
     Paul E. Jacobs, age 44, has served as a director since June 2005 and as our Chief Executive Officer since July 2005. He served as Group President of the Qualcomm Wireless & Internet Group from July 2001 to June 2005. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, a M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Jeffrey A. Jacobs, President of Qualcomm Global Development.
     Steven R. Altman, age 46, has served as our President since July 2005. He served as an Executive Vice President from November 1997 to June 2005 and as President of QTL from September 1995 to April 2005. Mr. Altman currently serves on the board of Amylin Pharmaceuticals, Inc. He received a B.S. degree from Northern Arizona University and a J.D. from the University of San Diego.
     Irwin Mark Jacobs, age 73, one of the founders of the Company, has served as Chairman of the Board of Directors since it began operations in July 1985. He also served as our Chief Executive Officer from July 1985 to June 2005. Dr. Jacobs received a B.S. degree in Electrical Engineering from Cornell University and M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Irwin Jacobs is the father of Dr. Paul E. Jacobs, our Chief Executive Officer, and Jeffrey A. Jacobs, President of Qualcomm Global Development.
     Sanjay K. Jha, age 44, has served as Chief Operating Officer since December 2006 and as Executive Vice President since December 2003. Additionally, he leads QCT as Group President. He has led QCT since January 2003, first as Senior Vice President and President, and then as Group President from 2004. Prior to his appointment as President of QCT, he served as Senior Vice President and General Manager of Qualcomm Technologies & Ventures from March 2002 to January 2003 and as a Senior Vice President, Engineering from July 1998 to March 2002. Dr. Jha holds a Ph.D. in Electronic and Electrical Engineering from Strathclyde University, Scotland and a B.S. degree in Engineering from the University of Liverpool, England.
     William E. Keitel, age 54, has served as an Executive Vice President since December 2003 and as our Chief Financial Officer since February 2002. He previously served as a Senior Vice President and as our Corporate Controller from May 1999 to February 2002. Mr. Keitel received a M.B.A. from Arizona State University and a B.A. degree in Business Administration from the University of Wisconsin.
     Marvin Blecker, age 60, has served as an Executive Vice President since December 2006 and as President of QTL since April 2005. From November 2001 to April 2005, he served as General Manager of QTL, as well as Senior Vice President of that division from October 1995 to November 2001. He holds B.S. and M.S. degrees in Mathematics and a M.S. degree in Electrical Engineering-Systems Science from the Polytechnic Institute of Brooklyn, New York (now Polytechnic University).
     Jeffrey A. Jacobs, age 41, has served as an Executive Vice President since December 2006 and as President of Qualcomm Global Development since May 2001. He served as Senior Vice President of Business Development from June 1999 to May 2001. Mr. Jacobs holds a B.A. degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Dr. Paul E. Jacobs, a member of our Board of Directors and our Chief Executive Officer.
     Margaret “Peggy” L. Johnson, age 45, has served as an Executive Vice President since December 2006, as President of QIS since July 2001 and as President of Qualcomm MediaFLO Technologies since December 2005. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     Len J. Lauer, age 50, has served as Executive Vice President and Group President since December 2006. He was Chief Operating Officer of Sprint Nextel from August 2005 to December 2006. Mr. Lauer was President and COO of Sprint Corporation from September 2003 until the Sprint-Nextel merger in August 2005. Prior to that, he was President-Sprint PCS from October 2002 until October 2004, and was President-Long Distance (formerly the Global Markets Group) from September 2000 until October 2002. Mr. Lauer also served in several executive positions at Bell Atlantic Corp. from 1992 to 1998. Mr. Lauer currently serves on the board of H&R Block. He holds a B.S. degree in Managerial Economics from the University of California, San Diego.
     Roberto Padovani, age 53, has served as an Executive Vice President and our Chief Technology Officer since January 2002. He previously served as Senior Vice President from July 1996 to July 2001 and as Executive Vice President from July 2001 to January 2002 of our Corporate Research and Development. Dr. Padovani received a

Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.
     Donald J. Rosenberg, age 56, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Computer, Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. He earned his B.S. degree from the State University of New York at Stony Brook and his J.D. from St. John’s University School of Law.
     Daniel L. Sullivan, age 56, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a Ph.D. in Organization Communication from the University of Nebraska. He also holds B.S and M.A. degrees in Communication from Illinois State University and West Virginia University, respectively.
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
Risks Related to Our Businesses
If deployment of our technologies does not expand as expected, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. In addition, with the acquisition of Flarion, we have increased our emphasis on developing, patenting and commercializing OFDMA technology. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. OFDMA has not been widely deployed commercially. Notwithstanding our portfolio of OFDM/OFDMA intellectual property, technology and products, if CDMA technology does not become the preferred wireless communications industry standard in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer since we generally have not generated revenues from GSM product sales. Further, if OFDMA technology is not adopted and deployed commercially, our investments in OFDMA technology may not provide us an adequate return.
     Our business and the deployment of our technologies, products and services are dependent on the success of our customers, licensees and CDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees and CDMA-based wireless operators may incur lower operating margins on products or services based on our technologies than on products using alternative technologies as a result of greater competition in the relevant market or other factors. If CDMA-based wireless operators, wireless device and/or infrastructure manufacturers exit the CDMA-based markets, the deployment of CDMA technology could be negatively affected, and our business could suffer.
We are dependent on the commercial deployment of 3G wireless communications equipment, products and services to increase our revenues, and our business may be harmed if wireless networks deploy other technologies.
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy other technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but OFDMA might not be adopted or deployed commercially and we might not be successful in developing and marketing OFDMA products.
Our patent portfolio may not be as successful in generating licensing income with respect to other technologies as it has been for CDMA-based technologies.
     Although we own a very strong portfolio of issued and pending patents related to GPRS, EDGE, OFDM, OFDMA and MIMO technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA-based technology) in its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax. Other operators are considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next generation technologies for deployment in existing or future spectrum bands. Although we believe that our patented technology is essential and useful to implementation of the WiMax, LTE or UMB standards, we might not achieve the same royalty revenue on such WiMax, LTE or UMB deployments as on CDMA/WCDMA, and we might not achieve the same chipset market shares within a WiMax, LTE or UMB network.
Our three largest customers accounted for 41% of consolidated revenues in fiscal 2007 and 39% in fiscal 2006 and 2005. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from three major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.
We derive a significant portion of our royalty revenues in our QTL segment from a limited number of licensees and our future success depends on the ability of our licensees to obtain market acceptance for their products.
     Our QTL segment derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 140 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
We may not be able to modify some of our license agreements to license later patents without modifying some of the other material terms and conditions of such license agreements, and such modifications may impact our revenues.
     The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. We might not be able to modify such license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. In particular, we are party to an ongoing arbitration with Nokia Corp. relating to Nokia’s continued sales after April 9, 2007 of products that incorporate certain Qualcomm patents. One of our contentions in that proceeding (which Nokia disputes) is that such use of our patents resulted in an extension of the license agreement, which also extends our rights to sell integrated circuits under Nokia’s patents. We might not prevail in such arbitration. If we do not prevail, Nokia’s right to sell certain subscriber products (such as cellular phones, wireless personal digital assistant and other devices) under most of our patents (including many that we have declared as potentially essential to the CDMA, WCDMA and other standards), and therefore Nokia’s obligation to pay royalties to us under the terms of the current agreement, may both cease, and our rights under certain of Nokia’s patents to sell integrated circuits under the terms of the current agreement may likewise cease. If we do not prevail, and the arbitration panel does not find Nokia to have extended the license agreement, the above rights could be extended if Nokia expressly elects to extend the agreement beyond April 9, 2007, a right that is exercisable through December 31, 2008 unless earlier terminated.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, and (iv) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the polices of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     We were notified by the Competition Directorate of the EC that six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, have submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it has initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. While this action does not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that 1) two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean competition laws and 2) unnamed parties filed a complaint with the JFTC allegedly claiming that our business practices are, in some way a violation of the Japanese competition laws. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
     Although we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property rights and our right to continue to receive a fair return for our innovations, the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant. We assume, as should investors, that such challenges will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
The enforcement and protection of our intellectual property rights may be expensive and could divert our valuable resources.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Recent decisions from the United States courts relating to patents may affect the ability to enforce patent rights. Within the United States Senate and House of Representatives, committee work has progressed to draft a “patent reform law,” with the House and Senate committees each having reported a different draft bill to the full House and Senate, respectively. The full House has adopted its committee’s draft bill. The end product of such work could be new patent legislation detrimental to our licensing program or to the sale or use of our products or technology. Any efforts we make to inform and educate policymakers about the effects of such potential changes may absorb significant management time and attention, which, in turn, could negatively impact our operating results.
     The vast majority of our patents and patent applications relate to our wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights to one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.
Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful could adversely affect our business.
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products, which could be costly, or license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
     We expect that we will continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or negotiating leverage in licensing negotiations. We may not be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ handsets using our chipsets) and the imposition of royalty payments that might make sales of our chipsets uneconomic. Any such litigation could severely disrupt the business of our chipset customers and their wireless customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
     While we have had many settlement discussions with Broadcom, they have not been fruitful to date, and the prospects for a reasonable settlement appear to be remote. To date, Broadcom has insisted that any comprehensive settlement include the right to pass through to its customers’ intellectual property rights licensed by us to Broadcom. Any such arrangement could have a material impact on our licensing and royalty business model.
     In addition, as the number of competitors in our market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset customers could also become the targets of litigation. Any such litigation could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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
     Other companies or entities also have and may again commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our revenues. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.
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
     Companies that promote non-CDMA technologies (e.g. GSM and WiMax) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Intel, LSI Corporation, NEC, Nokia, Samsung, Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will enter the market for products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to the display market, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $215 million in assets (including $128 million in goodwill) at

September 30, 2007. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which, in turn, could negatively impact our operating results.
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDO’s) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDO’s and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Although the European Telecommunications Standards Institute (ETSI) ad hoc IPR group and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, such proposals as described above might be revisited by ETSI and might be adopted by other SDO’s or industry groups, resulting in a disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDO’s or such other industry groups for promoting our new technologies.
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
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. Component shortages or declines in demand could adversely affect our ability and that of our customers to ship products on a timely basis could harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third party supplier or the inability of a third party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. There can be no assurance that we will not experience supply constraints, which could result in our failure to meet customer demand.
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on sole or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. The timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenue, and cost expectations. In addition, the timing of acceptance of smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
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
We have expanded our QCT segment’s manufacturing model to include the purchase of completed die from semiconductor manufacturing foundries and to contract directly with third party manufacturers for assembly and test services. This new production model may increase costs and lower our control over the manufacturing process.
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing completed die directly from semiconductor manufacturing foundries. Under our Integrated Fabless Manufacturing (IFM) model, we contract directly with third party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of completed die directly from our foundry suppliers under our IFM model as we source new products and convert existing turnkey production to our IFM model. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, quality assurance and product delivery schedules. We have a limited history of working with the SAT suppliers under this expanded manufacturing model, and cannot guarantee that this change and our lack of control will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenue, or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the domicile of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 87% in fiscal 2007 and 2006 and 82% in fiscal 2005. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
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
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices and loans.
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
     We are subject to risks in certain global markets in which wireless operators provide subsidies on wireless device sales to their customers. Increases in device prices that negatively impact device sales can result from changes in regulatory policies related to device subsidies. Limitations or changes in policy on device subsidies in South Korea, Japan, China and other countries may have additional negative impacts on our revenues.
Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.
     Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on wireless device inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation and/or deflation and economic recessions could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. During fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 70% and 69% during fiscal 2006 and 2005, respectively. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our anticipated revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment grade debt securities, equity and debt mutual funds, corporate bonds/notes and mortgage/asset-backed securities. Many of our strategic investments are in CDMA wireless operators, early-stage companies, or venture funds to support our business, including the global adoption of CDMA-based technologies and related services.

Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations.
     Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others:
•	retaining key employees;

•	maintenance of important relationships of Qualcomm and the acquired business;

•	minimizing the diversion of management’s attention from ongoing business matters;

•	coordinating geographically separate organizations;

•	consolidating research and development operations; and

•	consolidating corporate and administrative infrastructures.
     We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain.
Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. Similar problems related to the products of our customers or licensees could harm our business. If we experience product liability claims or recalls, we may incur significant expenses and experience decreased demand for our products.
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability and that of our customers and licensees to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects that could require significant product recalls, reworks and/or repairs that are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.
     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability claims along with the associated impacts on reputation and demand. Although we carry product liability insurance to protect against product liability claims, we cannot assure you that our insurance coverage will be sufficient to protect us against losses due to product liability claims, or that we will be able to continue to maintain such insurance at a reasonable cost. Furthermore, not all losses associated with alleged product failure are insurable. Our inability to maintain insurance at an acceptable cost or to protect ourselves in other ways against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. In addition, a product liability claim or recall, whether against our licensees, customers, or us could harm our reputation and result in decreased demand for our products.
MediaFLO does not fully control promotional activities necessary to stimulate demand for our services.
     Our MediaFLO business is a wholesale provider of mobile entertainment and information services to our operator partners. As such, we do not set the retail price of our service to the consumer, nor do we directly control the marketing and promotion of the service to the operator’s subscriber base. Therefore, we are dependent upon our operator partners to price, market and otherwise promote our services to the end users. If our operator partners do not effectively price, market and otherwise promote the service to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance and adoption of our MediaFLO technology will have a considerable impact on the success of our MediaFLO businesses.
     Customer acceptance of the services our MediaFLO businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, media content offerings and rate plans. Our operator partners may have difficulty retaining subscribers if we are unable to meet our customers’ expectations for network quality and coverage, customer care or content. Obtaining content that is appealing to subscribers on economically rational terms may be limited by pre-existing exclusivity agreements content providers have with their customers as well as limitations placed on some content with respect to rights for mobile programming. An inability to address those issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage as well as affect our ability to attract new subscribers. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, operator selection of competing technologies or consumer preferences.
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
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:
•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	court or regulatory body decisions or settlements regarding intellectual property licensing and patent litigation and arbitration;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	general stock market volatility;

•	government regulations, including share-based compensation accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	inflation and deflation;

•	widespread illness;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.
     Our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.
     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. Securities and patent litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock price volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the assumptions used for share-based compensation and the related valuation models used to determine such expense.
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our IMOD display technology. All of these new products and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to commercialize our IMOD technology successfully.
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
Changes in assumptions used to estimate the values of share-based compensation have a significant effect on our reported results.
     We are required to estimate and record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. This method has a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and/or we employ different assumptions or different valuation methods in future periods, the compensation expense that we record may differ significantly from amounts recorded previously, which could negatively affect our stock price and our stock price volatility.
     The accounting guidance for share-based compensation is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

     Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to our investors.
Potential tax liabilities could adversely affect our results.
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. In such case, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result. In addition, tax rules may change that may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be invested indefinitely outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change or if domestic cash needs require us to repatriate foreign earnings.
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
If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.
     Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.
Our QES and MediaFLO businesses depend on the availability of satellite and other networks.
     Our OmniTRACS and OmniVision systems operate on leased Ku-band satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for these systems runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States OmniTRACS and OmniVision operations through fiscal 2012. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. On February 6, 2007, Globalstar announced that many Globalstar satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. Globalstar stated that unless remedied, by some time in 2008, this degradation or degraded performance will have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. On May 30, 2007, Globalstar announced that four Globalstar satellites were successfully launched, and four additional satellites are planned for launch shortly. Globalstar stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the recent launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
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
     Message transmissions for QES operations are formatted and processed at the Network Management Center in San Diego, California, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Content from third parties for MediaFLO operations is received, processed and retransmitted at the Broadcast Operations Center in San Diego, California. The centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
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
Our stock repurchase program may not result in a positive return of capital to stockholders.
     At September 30, 2007, we have remaining authority to repurchase up to $1.5 billion of our common stock, net of put options outstanding. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
     As part of our stock repurchase program, we may sell put options or engage in structured derivative transactions to reduce the cost of repurchasing stock. In the event of a significant and unexpected drop in stock price, these arrangements may require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such overpayments may have an adverse effect on the effectiveness of our overall stock repurchase program and may reduce value for our stockholders.
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
Government regulation and policies of industry standards bodies may adversely affect our business.
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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55), covering the entire nation for use in our MediaFLO business. As a result, we are regulated by the FCC pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our MediaFLO service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
We may not be able to attract and retain qualified employees.
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resources, particularly in engineering, through fiscal 2008. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
     We may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by our competitors. We do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel. To the extent that new regulations make it less attractive to grant options to employees or if stockholders do not authorize shares for the continuation of equity compensation programs in the future, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At September 30, 2007, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

22	United States	Owned	2,707	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.

43	United States	Leased	1,603	Administrative offices, research and development, sales and marketing, service functions and network management hub.

5	India	Leased	240	Administrative offices, research and development and sales and marketing.

8	Mexico	Leased	134	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

3	China	Leased	88	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

4	England	Leased	71	Administrative offices, research and development and sales and marketing

3	Korea	Leased	65	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	51	Administrative offices, research and development and sales and marketing.

4	Taiwan	Leased	47	Administrative offices, research and development and sales and marketing.

4	Germany	Leased	31	Administrative offices, research and development and sales and marketing.

27	Other International	Leased	104	Administrative offices, research and development and sales and marketing.

	Total square footage		5,197

     In addition to the facilities above, we own or lease approximately 77,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2016 not including renewals that would be at our option. As of September 30, 2007, we also lease space on base station towers and buildings pursuant to 220 lease arrangements for our MediaFLO USA network. The majority of our cell site leases have an initial term of five to seven years with renewal options of up to five additional five-year periods.
     Several owned and leased facilities in San Diego, California are under construction totaling approximately 690,000 additional square feet to meet the requirements projected in our long-term business plan. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint in the New Jersey case, adding the allegations from a state court case in California that had been stayed, as discussed below. On December 12, 2005, the Central District Court in California ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case was subsequently dismissed by agreement of the parties. Trial was held in May 2007 in one of the remaining Central District Court patent actions, and on May 29, 2007, the jury rendered a verdict finding willful infringement of three patents and awarding past damages in the approximate amount of $20 million, which has been expensed pending appeals. Following a change in the law governing the definition of willfulness, the Court issued a tentative ruling that the jury’s finding of willfulness and inducement should be vacated. After a hearing on October 15, 2007, the Court requested additional briefings by both parties, including briefing on the question of whether the damages awarded under the two patents must be vacated and indicated that the Court would postpone any decision on an appropriate injunction remedy pending its final decision on the jury’s finding of willfulness. The Court’s final ruling on these issues and the appropriate remedy for the jury’s infringement findings is expected within the next several weeks.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit has issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company is appealing both the infringement finding and the cease and desist order and the exclusion order to the United States Court of Appeal for the Federal Circuit. On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the Court ordered the case stayed pending resolution of the New Jersey case, referenced above.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the Patent Office but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The Court also ordered Qualcomm to pay Broadcom’s attorneys’ fees and costs for the case. Qualcomm and Broadcom have each filed notices of appeal. The Court is also considering a motion for discovery sanctions against Qualcomm for failing to produce certain documents in discovery.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven Qualcomm patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two Qualcomm patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six Qualcomm patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. The Company subsequently withdrew three of the patents from the proceedings. The ITC trial was completed in September 2007. The date for an initial determination from the ITC ALJ is December 12, 2007, and the target date for resolution of the investigation is April 14, 2008. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two Qualcomm patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. In February 2007, the Company initiated proceedings in the People’s Republic of China against Nokia for infringement of three patents by Nokia’s GSM/GPRS/EDGE products. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of two patents and in the Western District of Wisconsin for infringement of three patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. In response, Nokia filed counterclaims alleging infringement by the Company of six Nokia patents, two of which Nokia also asserted against the Company’s subsidiary, MediaFLO USA, Inc. No trial date is set and discovery has not yet begun. On October 17, 2007, the Company and MediaFLO USA, Inc. filed a motion to stay Nokia’s infringement counterclaims pending the arbitration proceeding filed on April 5, 2007, discussed below. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California and the parties have consolidated the matter with the San Diego matter referenced above and stipulated to a stay of the proceedings pending final resolution of the ITC matter referenced above. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular handsets (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. Both parties have moved to dismiss the other’s complaints. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regards to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments. On October 23, 2007, the German court dismissed Nokia’s claims. On August 16, 2007, Nokia Corporation and Nokia Inc. filed a complaint with the United States International Trade Commission (ITC) alleging importation of products that infringe five Nokia patents and seeking an exclusionary order and a cease and desist order. The ITC instituted an investigation on September 17, 2007. The Company filed a motion to terminate the investigation pending resolution of the arbitration proceeding instituted by the Company on

April 5, 2007. On October 18, 2007, the ALJ issued an order recommending the Company’s motion be granted. The ALJ’s determination will become the ITC’s final decision unless the ITC decides within 30 days to review the decision.
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints.
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
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korea Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. To date, the Company has not received the complaints but has submitted information and documents to the Korea Fair Trade Commission.
     The Japan Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but has submitted information and documents to the Japan Fair Trade Commission.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. Other than amounts relating to the Broadcom Corporation v. QUALCOMM Incorporated and QUALCOMM Incorporated v. Broadcom Corporation matters, the Company has not recorded any accrual for contingent liabilities associated with the other legal proceedings described above, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is traded on the NASDAQ Stock Market under the symbol “QCOM.” The following table sets forth the range of high and low sales prices on the NASDAQ Stock Market of the common stock for the fiscal periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
2006
First quarter	46.60	39.02
Second quarter	51.18	42.91
Third quarter	53.01	38.77
Fourth quarter	40.92	32.76

2007
First quarter	40.99	34.10
Second quarter	44.12	36.79
Third quarter	47.72	40.98
Fourth quarter	45.58	35.23
     As of November 6, 2007, there were 10,031 holders of record of our common stock. On November 6, 2007, the last sale price reported on the NASDAQ Stock Market for our common stock was $41.56 per share.
Dividends
     On March 7, 2006, we announced an increase in our quarterly dividend from $0.09 to $0.12 per share on our common stock. On March 13, 2007, we announced an increase in our quarterly dividend from $0.12 to $0.14 per share of common stock. Cash dividends announced in fiscal 2006 and 2007 were as follows (in millions, except per share data):

			Cumulative
	Per Share	Total	by Fiscal Year
2006
First quarter	$0.09	$148	$148
Second quarter	0.09	150	298
Third quarter	0.12	202	500
Fourth quarter	0.12	198	698

	$0.42	$698

2007
First quarter	$0.12	$198	$198
Second quarter	0.12	200	398
Third quarter	0.14	234	632
Fourth quarter	0.14	230	862

	$0.52	$862

     On October 11, 2007, we announced a cash dividend of $0.14 per share on our common stock, payable on January 4, 2008 to stockholders of record as of December 7, 2007. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal income tax law and changes to our business model.

Share-Based Compensation
     We primarily issue stock options under our share-based compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
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
     Additional information regarding our stock option plans and plan activity for fiscal 2007, 2006 and 2005 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 — Employee Benefit Plans” and in our 2008 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
     Issuer purchases of equity securities during the fourth quarter of fiscal 2007 (in millions, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares Purchased	Per Share(1)	Programs(2)	Programs(3)
July 2, 2007 to July 29, 2007	0.4	$42.35	0.4	$2,856
July 30, 2007 to August 26, 2007	27.0	38.94	27.0	1,804
August 27, 2007 to September 30, 2007	3.8	39.45	3.8	1,654

Total	31.2	39.04	31.2	1,654

(1)	Average price paid per share excludes cash paid for commissions. We repurchased 2.5 million shares in the fourth quarter of 2007 upon the exercise of a put option. A premium totaling $3 million was excluded from the average price paid per share. If the premium had been included, the average price paid per share for the purchases of shares made during the fourth quarter would have been $38.93.

(2)	On May 22, 2007, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock with no expiration date. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases.

(3)	The approximate dollar value of shares that may yet be purchased has not been reduced by the net cost of $189 million (net of the premiums received) of 5 million shares that may be repurchased related to put options outstanding at September 30, 2007.
     We repurchased and retired 37,263,000 shares of common stock for $1.5 billion during fiscal 2007, excluding $9 million of premiums received.
Performance Measurement Comparison of Stockholder Return
     The following graph compares total stockholder return on our common stock since September 29, 2002 to two indices: the Standard & Poor’s 500 Stock Index (the S&P 500) and the Nasdaq Total Return Index for Communications Equipment Stocks, SIC 3660-3669 (the Nasdaq Industry). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The Nasdaq Industry tracks the aggregate price performance of equity securities of communications equipment companies traded on the Nasdaq Stock Market. The total return for our stock and for each index assumes the reinvestment of dividends and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the Nasdaq Global Select Market and is a component of each of the S&P 500 and the Nasdaq Industry.

Comparison of Cumulative Total Return on Investment Since
September 29, 2002(1)
     The Company’s closing stock price on September 28, 2007, the last trading day of the Company’s 2007 fiscal year, was $42.26 per share.

(1)	Shows the cumulative total return on investment assuming an investment of $100 in each of our common stock, the S&P 500 and the Nasdaq Industry on September 29, 2002. All returns are reported as of our fiscal year end, which is the last Sunday of the month in which the fourth quarter ends, whereas the numbers for the S&P 500 are calculated as of the last day of the month in which the corresponding quarter ends.

Item 6. Selected Financial Data
     The following balance sheet data and statement of operations data for the five fiscal years ended September 30, 2007, September 24, 2006, September 25, 2005, September 26, 2004 and September 28, 2003 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2007 and September 24, 2006 and the related consolidated statements of operations and cash flows for fiscal 2007, 2006 and 2005 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 30,	September 24,	September 25,	September 26,	September 28,
	2007	2006	2005	2004 (2)(4)	2003 (2)
	(In millions, except per share data)
Statement of Operations Data:

Revenues	$8,871	$7,526	$5,673	$4,880	$3,847
Operating income	2,883	2,690	2,386	2,129	1,573
Income from continuing operations	3,303	2,470	2,143	1,725	1,029
Net income	3,303	2,470	2,143	1,720	827

Per Share Data: (3)

Income from continuing operations — basic	$1.99	$1.49	$1.31	$1.07	$0.65
Income from continuing operations — diluted	1.95	1.44	1.26	1.03	0.63
Net income — basic	1.99	1.49	1.31	1.06	0.52
Net income — diluted	1.95	1.44	1.26	1.03	0.51
Dividends announced	0.520	0.420	0.320	0.190	0.085

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$11,815	$9,949	$8,681	$7,635	$5,372
Total assets	18,495	15,208	12,479	10,820	8,822
Long-term debt (5)	91	58	3	—	123
Total stockholders’ equity	15,835	13,406	11,119	9,664	7,598

(1)	Our fiscal year ends on the last Sunday in September. The fiscal year ended September 30, 2007 included 53 weeks. The four fiscal years ended September 24, 2006, September 25, 2005, September 26, 2004 and September 28, 2003 each included 52 weeks.

(2)	During fiscal 2004, we sold the Vésper Operating Companies and the Vésper Towers and returned personal mobile service (SMP) licenses to Anatel, the telecommunications regulatory agency in Brazil. The results of operations, including gains and losses realized on the sales transactions and the SMP licenses, were presented as discontinued operations in the consolidated statements of operations.

(3)	We effected a two-for-one stock split in August 2004. All references to number of shares and per share amounts reflect this stock split.

(4)	Prior to the fourth quarter of fiscal 2004, we recorded royalty revenues from certain licensees based on our estimates of royalties during the period they were earned. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenue was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004.

(5)	Long-term debt for the years ended September 30, 2007, September 24, 2006 and September 25, 2005 consisted of capital lease obligations, which are included in other liabilities in the consolidated balance sheets.

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
Overview
Recent Developments
     Revenues for fiscal 2007 were $8.87 billion, with net income of $3.30 billion. The following recent developments occurred with respect to key elements of our business or our industry during fiscal 2007:
•	Worldwide wireless subscribers grew by more than 21% to reach approximately 3.1 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), grew to approximately 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 530 million worldwide by September 30, 2007, including approximately 370 million CDMA2000 1X/1xEV-DO subscribers and approximately 160 million WCDMA/HSPA subscribers. (1)

•	CDMA-based handset shipments totaled approximately 338 million units, an increase of 34% over the 253 million units shipped in fiscal 2006. (2) (4)

•	CDMA-based handset shipments grew faster than total worldwide handsets and represent an estimated 32% of the total (1.1 billion) worldwide handset shipments, compared to 28% of the total (911 million) shipments in fiscal 2006. (3)

•	The average selling price of CDMA-based handsets was estimated to be approximately $214, same as the prior year. (2) (4)

•	We shipped approximately 253 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices and data modules, an increase of 22%, compared to approximately 207 million MSM integrated circuits in fiscal 2006.

•	We are engaged in multiple disputes with Nokia Corp., including arbitration over Nokia’s obligation to pay royalties for the use of certain of our patents. As a result, under generally accepted accounting principles, we are not recording royalty revenue attributable to Nokia’s sales after April 9, 2007 until an arbitrator (or court) awards damages or the disputes are otherwise resolved by agreement with Nokia, resulting in a negative impact on royalty revenues reported by our QTL segment. We expect activity in this area to remain high and anticipate some decisions and/or rulings in 2008.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Fiscal 2007 information was derived from reports provided by our licensees/manufacturers during the year and our own estimates of unreported activity. Fiscal 2006 information was derived from reports provided by our licensees/manufacturers during the year.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.

(4)	We perform periodic audits of the royalties payable by our licensees. As a result of our audit process, we determined during the fourth quarter of fiscal 2007 that total CDMA-based handset unit shipments and average selling prices (ASPs) should be adjusted for certain periods. The adjustments related only to handset shipments and ASPs and did not impact the amount or timing of our revenue.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless devices include the MSM, RF and PM devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop handsets utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless devices and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 59%, 58% and 58% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase completed die directly from semiconductor manufacturing foundries and contract directly with third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM).
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 31%, 33% and 30% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively. The vast majority of such revenues have been generated primarily through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES) (formerly Qualcomm Wireless Business Solutions, or QWBS), Qualcomm Internet Services (QIS) and Qualcomm Government Technologies (QGOV), generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through September 2007, QES has shipped approximately 1,192,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. QWI revenues comprised 9%, 10% and 12% of total consolidated revenues in fiscal 2007, 2006 and 2005, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers services over our nationwide multicasting network based on our MediaFLO MDS and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain services provided by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The deployment of CDMA2000 networks is expected to continue.
•	More than 230 operators have launched CDMA2000 1X; (1)

•	More than 75 operators have deployed the higher data speeds of 1xEV-DO and 10 operators have deployed, and several more are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
•	More than 180 GSM operators have migrated their networks to WCDMA; (2)

•	More than 140 operators have launched commercial HSDPA networks and manufacturers are beginning to test and deploy the faster uplink speeds of HSUPA. (2)
•	We expect WCDMA device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA, we expect consumer demand for advanced 3G devices to accelerate.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2008 will not reach commercialization until several years in the future.

•	We expect demand for low-end wireless devices to continue and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into one chip, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest resources aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
•	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

•	OFDM and OFDMA-based technologies;

•	Our BREW applications platform, content delivery services and user interfaces;

•	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

•	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom and Nokia, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and, in some cases, to thwart efforts by companies to gain competitive advantage or negotiating leverage.

•	We have been and continue to consider reasonable ways that we can be of assistance to our customers, including in some cases certain levels of financial support to minimize the impact of the litigation in which we are involved.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their October 2007 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 31%, 21%, 17% and 13%, respectively, of total consolidated revenues for fiscal 2007, as compared to 32%, 17%, 21% and 13%, respectively, for fiscal 2006, and 37%, 11%, 21% and 18%, respectively, in fiscal 2005. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the domicile of our licensees. The increase in revenues from customers in China from 11% and 17% of total revenues in fiscal 2005 and 2006, respectively, to 21% in fiscal 2007 is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in China. The increasing trend in revenues from customers in China is expected to continue. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 76% in fiscal 2005 to 66% in fiscal 2006 and 61% in fiscal 2007, primarily due to increases in the percentage of revenues from WCDMA manufacturers in Western Europe and increased activity by manufacturers with locations in China.
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
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, from royalties and license fees for our intellectual property, from messaging and other services and related hardware sales and from software development and licensing and related services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are estimates, based on a number of factors, including our assumptions related to historical and projected customer sales volumes and the contractual provisions of our customer agreements.
     We license rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or the OFDMA standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. We earn royalties on such licensed CDMA products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances, although royalties are reported quarterly, payment is on a semi-annual basis. We recognize royalty revenues based on royalties reported by licensees during the quarter. From time to time, licensees will not report royalties timely due to legal disputes, and when this occurs, the timing and comparability of royalty revenue could be affected.
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2007, our goodwill and intangible assets, net of accumulated amortization, were $1.3 billion and $664 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. We also hold investments in other marketable securities, including non-investment grade debt securities, equity and debt mutual funds, corporate bonds/notes and mortgage/asset-backed securities. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $9.4 billion at September 30, 2007. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to significant market volatility. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges in the future. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, the market in general and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2007, 2006 and 2005, we recorded $16 million, $20 million and $13 million, respectively, in other-than-temporary losses on our investments in marketable securities.
     We hold minority strategic investments in private companies whose values are difficult to determine. These investments totaled $114 million at September 30, 2007. We record impairment charges when we believe an investment has experienced a decline that is other-than-temporary. The determination that a decline is other-than-temporary is subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, including its cash burn rate, and market acceptance of the investee’s products and services. From time to time, we may consider third party evaluations, valuation reports or advice from investment banks. We also consider new products/services that the investee may have forthcoming, any significant news specific to the investee or the investee’s competitors and/or industry and the outlook of the overall industry in which the investee operates. In the event our judgments change as to other-than temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2007, 2006 and 2005, we recorded $11 million, $4 million and $1 million, respectively, in other-than-temporary losses on our investments in private companies. Due to financial and competitive challenges facing our investees, we cannot assure you that our investments will generate financial returns or that we will not have to write down our investments.
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” We use the fair value method to apply the provisions of FAS 123R with a modified prospective application. Under the modified prospective application method, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for fiscal 2007 and 2006 was $493 million and $495 million, respectively. At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 3.4 years. Net stock options, after forfeitures and cancellations, granted during fiscal 2007 represented 2.0% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during fiscal 2007 represented 2.3% of outstanding shares as of the end of the fiscal period.
     We estimate the value of stock option awards on the date of grant using a lattice binomial option-pricing model (binomial model). The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because valuation model assumptions are subjective, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation awards. There is not currently a generally accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Although we estimate the fair value of employee share-based awards in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), the option-pricing model we use may not produce a value that is indicative of the fair value observed in a willing buyer/willing seller market transaction.
     For purposes of estimating the fair value of stock options granted during fiscal 2007, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model. We utilized the term structure of volatility up to approximately two years, and we used the implied volatility of the option with the longest time to maturity for the expected volatility estimates for periods beyond two years. The weighted-average volatility assumption was 33.4% for fiscal 2007, which if increased to 37%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2007 by $0.80 per share, or 5%. The volatility percentage assumed for fiscal 2007 and 2006 was based on the implied volatility of traded options, as compared to the blend of implied and historical volatility data used in prior years. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant. The weighted-average risk-free interest rate assumption was 4.6% for fiscal 2007, which if increased to 6.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2007 by $0.95 per share, or 7%.
     We do not target a specific dividend yield for our policy on dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts. The dividend yield assumption was 1.3% for fiscal 2007, which if decreased to 0.4%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2007 by $0.96 per share, or 7%. Dividends and/or increases or decreases in dividend payments are subject to board approval as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information. The weighted-average post-vesting forfeiture rate assumption was 6.5% for fiscal 2007, which if decreased to 1.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2007 by $0.73 per share, or 5%.
     The suboptimal exercise factor is estimated using historical option exercise information. The weighted-average suboptimal exercise factor assumption was 1.8 for fiscal 2007, which if increased to 2.1, would increase the weighted-average estimated fair value of stock options granted during fiscal 2007 by $0.66 per share, or 5%.
     Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. As part of our assessment of potential adjustments to our tax returns, we increase our current tax liability to the extent an adjustment would result in a cash tax payment or decrease our deferred tax assets to the extent an adjustment would not result in a cash tax payment. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those which are reflected in historical income tax provisions and recorded assets and liabilities. For example, during fiscal 2007, we recorded an income tax benefit of $331 million resulting from the completion of audits of our fiscal 2003 and 2004 federal tax returns.

     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 30, 2007, gross deferred tax assets were $1.08 billion. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
     As of September 30, 2007, we had gross deferred tax assets of $192 million related to realized and unrealized capital losses and $14 million related to foreign net operating losses. We can only use capital losses to offset capital gains. Based upon our assessments of projected future capital gains and losses and related tax planning strategies, we expect that our future capital gains will not be sufficient to utilize all the capital losses that we have incurred through fiscal 2007. Therefore, we have provided a $6 million valuation allowance for the portion of capital losses we do not expect to utilize. We can only use foreign net operating losses to offset taxable income of certain legal entities in certain foreign tax jurisdictions. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the foreign net operating losses we have incurred through fiscal 2007. Therefore, we have provided a full valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future capital gains, the timing of realization of capital losses and the amount of future taxable income in certain foreign jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of capital losses, capital gains and foreign taxable income are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be invested indefinitely outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $4.7 billion as of September 30, 2007. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.
     With the adoption of FAS 123R in fiscal 2006, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from September 26, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Other than amounts relating to the Broadcom Corporation v. QUALCOMM Incorporated and QUALCOMM Incorporated v. Broadcom Corporation matters, we have not recorded any accrual for contingent liabilities associated with any other legal proceedings based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.

Fiscal 2007 Compared to Fiscal 2006
     Revenues. Total revenues for fiscal 2007 were $8.87 billion, compared to $7.53 billion for fiscal 2006. Revenues from three customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 41% and 39% in aggregate of total consolidated revenues in fiscal 2007 and 2006, respectively.
     Revenues from sales of equipment and services for fiscal 2007 were $5.77 billion, compared to $4.78 billion for fiscal 2006. Revenues from sales of integrated circuit products increased $922 million, resulting primarily from an increase of $761 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $144 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for fiscal 2007 were $3.11 billion, compared to $2.75 billion for fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $306 million increase in royalties reported to QTL by our external licensees resulting from an increase in sales of CDMA-based products by licensees and a $30 million increase in QIS revenues primarily related to our expanded BREW customer base and products and a licensing agreement with Sprint. Worldwide demand for CDMA-based products has increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2007 was $2.68 billion, compared to $2.18 billion for fiscal 2006. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for fiscal 2007, compared to 46% for fiscal 2006. Cost of equipment and services revenues in fiscal 2007 included $39 million in share-based compensation, compared to $41 million in fiscal 2006.
     Research and Development Expenses. For fiscal 2007, research and development expenses were $1.83 billion or 21% of revenues, compared to $1.54 billion or 20% of revenues for fiscal 2006. The dollar increase was primarily attributable to a $283 million increase in costs related to integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. The increase in research and development expenses incurred also related to the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses in fiscal 2007 included share-based compensation and in-process research and development of $221 million and $10 million, respectively, compared to $216 million and $22 million, respectively, in fiscal 2006.
     Selling, General and Administrative Expenses. For fiscal 2007, selling, general and administrative expenses were $1.48 billion or 17% of revenues, compared to $1.12 billion or 15% of revenues for fiscal 2006. The dollar and percentage increases were primarily attributable to a $152 million increase in costs related to litigation and other legal matters, a $98 million increase in employee related expenses, a $40 million increase in other professional fees, a $39 million increase in bad debt expense, a $32 million increase in cooperative and other marketing expenses and a $28 million increase in depreciation and amortization, partially offset by a $44 million gain on the sale of a building. Selling, general and administrative expenses in fiscal 2007 included share-based compensation of $233 million, compared to $238 million in fiscal 2006.

     Net Investment Income. Net investment income was $743 million for fiscal 2007, compared to $466 million for fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Year Ended
	September 30,	September 24,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$551	$410	$141
QSI	7	6	1
Interest expense	(11)	(4)	(7)
Net realized gains on investments:
Corporate and other segments	201	106	95
QSI	21	30	(9)
Other-than-temporary losses on investments	(27)	(24)	(3)
Gains (losses) on derivative instruments	2	(29)	31
Equity in losses of investees	(1)	(29)	28

	$743	$466	$277

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates on interest-bearing securities. Net realized gains on corporate investments increased primarily due to strength in the equity markets and reallocation of certain portfolio assets. Losses on derivative instruments in fiscal 2006 related primarily to changes in the fair values of put options sold in connection with our stock repurchase program. Equity in losses of investees in fiscal 2006 resulted primarily from the effect of investment losses recognized by Inquam and a venture fund investee in fiscal 2006, of which our share was $20 million and $11 million, respectively.
     Income Tax Expense. Income tax expense was $323 million for fiscal 2007, compared to $686 million for fiscal 2006. The annual effective tax rate was 9% for fiscal 2007, compared to 22% for fiscal 2006. The annual effective tax rate for fiscal 2007 is lower than the annual effective tax rate for fiscal 2006 primarily due to the impact of prior year audits completed during fiscal 2007 and additional foreign earnings taxed at less than the United States federal statutory tax rate.
     The annual effective tax rate for fiscal 2007 is 26% lower than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate, 9% related to the impact of the tax audits completed during the year and 2% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Fiscal 2006 Compared to Fiscal 2005
     Revenues. Total revenues for fiscal 2006 were $7.53 billion, compared to $5.67 billion for fiscal 2005. Revenues from three customers of our QCT, QTL and QWI segments comprised an aggregate of 39% of total consolidated revenues in both fiscal 2006 and 2005.
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
     Research and Development Expenses. For fiscal 2006, research and development expenses were $1.54 billion or 20% of revenues, compared to $1.01 billion or 18% of revenues for fiscal 2005. Research and development expenses for fiscal 2006 included share-based compensation of $216 million as a result of the adoption of FAS 123R during fiscal 2006 and in-process research and development of $22 million resulting from acquisitions, both of which caused the increase in research and development expenses as a percentage of revenues. The dollar increase in research and development expenses also included a $272 million increase in costs related to the development of integrated circuit products and other initiatives to support lower cost devices, multimedia applications, high-speed wireless internet access and multimode, multiband, multinetwork products and technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA, and the development of our FLO technology, MediaFLO MDS and iMoD display products using MEMS technology.
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
     Net Investment Income. Net investment income was $466 million for fiscal 2006, compared to $423 million for fiscal 2005. The change was primarily comprised as follows (in millions):

	Year Ended
	September 24, 2006	September 25, 2005	Change
Interest and dividend income:
Corporate and other segments	$410	$252	$158
QSI	6	4	2
Interest expense	(4)	(3)	(1)
Net realized gains on investments:
Corporate and other segments	106	78	28
QSI	30	101	(71)
Other-than-temporary losses on investments	(24)	(14)	(10)
(Losses) gains on derivative instruments	(29)	33	(62)
Equity in losses of investees	(29)	(28)	(1)

	$466	$423	$43

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
     Income Tax Expense. Income tax expense was $686 million for fiscal 2006, compared to $666 million for fiscal 2005. The annual effective tax rate was approximately 22% for fiscal 2006, compared to 24% for fiscal 2005. The annual effective tax rate for fiscal 2006 was lower than the annual effective tax rate for fiscal 2005 primarily due to an increase in foreign earnings taxed at less than the United States federal tax rate.
     The annual effective tax rate for fiscal 2006 was 13% lower than the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate, 2% related to the impact of prior year tax audits completed during the year, 1% related to an increase in tax benefits resulting from our increased ability to use our capital loss carryforwards and 1% related to research and development tax credits, partially offset by state taxes of approximately 5% and other permanent differences of 1%.
Our Segment Results for Fiscal 2007 Compared to Fiscal 2006
     The following should be read in conjunction with the fiscal 2007 and 2006 financial results for each reporting segment. See “Notes to Consolidated Financial Statements — Note 10 — Segment Information.”

     QCT Segment. QCT revenues for fiscal 2007 were $5.28 billion, compared to $4.33 billion for fiscal 2006. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $5.12 billion for fiscal 2007, compared to $4.20 billion for fiscal 2006. The increase in equipment and services revenue resulted primarily from an increase of $761 million related to higher unit shipments and an increase of $144 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 253 million MSM integrated circuits were sold during fiscal 2007, compared to approximately 207 million for fiscal 2006.
     QCT’s earnings before taxes for fiscal 2007 were $1.55 billion, compared to $1.30 billion for fiscal 2006. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 29% in fiscal 2007, compared to 30% in fiscal 2006. The decrease in operating margin percentage was primarily due to increases in research and development and selling, general and administrative expenses, partially offset by an increase in the gross margin percentage.
     QCT inventories increased by 116% in fiscal 2007 from $179 million to $387 million due to increased purchases of completed die directly from foundry suppliers for use in QCT’s CDMA-based integrated circuit products in connection with the shift in our manufacturing business model from turnkey to IFM.
     QTL Segment. QTL revenues for fiscal 2007 were $2.77 billion, compared to $2.47 billion for fiscal 2006. QTL’s earnings before taxes for fiscal 2007 were $2.34 billion, compared to $2.23 billion for fiscal 2006. QTL’s operating margin percentage was 84% in fiscal 2007, compared to 90% in fiscal 2006. The increase in revenues primarily resulted from a $306 million increase in royalties reported to us by our external licensees, which were $2.72 billion in fiscal 2007, compared to $2.42 billion in fiscal 2006. Revenues from amortized license fees were $49 million in fiscal 2007, compared to $50 million in fiscal 2006. The increase in earnings before taxes was primarily attributable to the increase in revenues, partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for fiscal 2007 were $828 million, compared to $731 million for fiscal 2006. Revenues increased primarily due to increases of $78 million and $11 million in QIS and QES revenues, respectively. The increase in QIS revenues is primarily attributable to a $61 million increase in QChat revenues resulting from increased development efforts under a licensing agreement with Sprint and an $18 million increase in fees related to our expanded BREW customer base and products. The increase in QES revenues is primarily attributable to a $26 million increase in equipment and messaging revenues, partially offset by a $15 million decrease in amortization of deferred revenues related to historical equipment sales. QES shipped approximately 190,300 terrestrial-based and satellite-based systems during fiscal 2007, compared to approximately 140,300 terrestrial-based and satellite-based systems in fiscal 2006.
     QWI’s earnings before taxes for fiscal 2007 were $88 million, compared to $78 million for fiscal 2006. QWI’s operating margin percentage was 11% in fiscal 2007, compared to 10% in fiscal 2006. The increase in QWI’s earnings before taxes was primarily due to a $54 million increase in QIS gross margin, largely resulting from our expanded BREW customer base and products and QChat development efforts, partially offset by a $29 million increase in QWI selling, general and administrative expenses and an $18 million decrease in QES gross margin. The increase in QWI’s operating margin percentage was primarily attributable to the increase in QIS gross margin, partially offset by the decrease in QES gross margin.
     QSI Segment. QSI’s loss before taxes for fiscal 2007 was $240 million, compared to $133 million for fiscal 2006. QSI’s loss before taxes included a $118 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of $70 million in cost of services revenues related to the commencement of our MediaFLO services in March 2007 and a $42 million increase in selling, general and administrative expenses, including $20 million related to cooperative marketing expenses. During fiscal 2006, QSI recorded $30 million in equity in losses of investees resulting primarily from the effect of investment losses recognized by Inquam and a venture fund investee in fiscal 2006, of which our share was $20 million and $11 million, respectively. Equity in losses of investees was nominal during fiscal 2007.
Our Segment Results for Fiscal 2006 Compared to Fiscal 2005
     The following should be read in conjunction with the financial results of fiscal 2006 and 2005 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.”

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
     QCT’s earnings before taxes for fiscal 2006 were $1.30 billion, compared to $980 million for fiscal 2005. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 30% during both fiscal 2006 and 2005. The operating margin percentage remained consistent as the gross margin percentage decrease, resulting primarily from an increase in product support costs, was offset by a decrease in research and development expenses as a percentage of QCT revenue.
     QTL Segment. QTL revenues for fiscal 2006 were $2.47 billion, compared to $1.71 billion for fiscal 2005. QTL’s earnings before taxes for fiscal 2006 were $2.23 billion, compared to $1.54 billion for fiscal 2005. QTL’s operating margin percentage was 90% in fiscal 2006 as compared to 89% in fiscal 2005. The increase in both revenues and earnings before taxes primarily resulted from a $774 million increase in royalties reported to us by our licensees, which were $2.42 billion in fiscal 2006, compared to $1.64 billion in fiscal 2005. The increase in royalty revenue relates to the increase in sales of CDMA-based products by licensees and the impact of the expiration of one of our royalty sharing obligations. Revenues from amortized license fees were $50 million in fiscal 2006, compared to $69 million in fiscal 2005.
     QWI Segment. QWI revenues for fiscal 2006 were $731 million, compared to $682 million for fiscal 2005. Revenues increased primarily due to increases of $41 million and $11 million in QIS and QES revenues, respectively. The increase in QIS revenues was primarily attributable to a $28 million increase in fees related to our expanded BREW customer base and products and a $17 million increase in QChat revenues resulting from increased development efforts under the licensing agreement with Sprint. The increase in QES revenues was primarily attributable to a $16 million increase in equipment revenue and a $14 million increase in messaging services revenue, partially offset by a $19 million decrease in amortization of deferred revenues related to historical equipment sales. QES shipped approximately 140,300 satellite-based and terrestrial-based systems during fiscal 2006, compared to approximately 156,700 satellite-based and terrestrial-based systems in fiscal 2005.
     QWI’s earnings before taxes for fiscal 2006 were $78 million, compared to $62 million for fiscal 2005. QWI’s operating margin percentage was 10% in fiscal 2006, compared to 9% in fiscal 2005. The increase in QWI earnings before taxes was primarily due to a $39 million increase in QIS gross margin largely resulting from the increase in fees related to our expanded BREW customer base and products and QChat development efforts, partially offset by the effect of a $23 million increase in QWI research and development and selling, general and administrative expenses. The increase in QWI’s operating margin percentage was primarily due to the increase in QIS gross margin.
     QSI Segment. QSI’s loss before taxes for fiscal 2006 was $133 million, compared to earnings before taxes of $10 million for fiscal 2005. QSI’s loss before taxes included a $55 million increase in our MediaFLO USA subsidiary’s operating expenses. During fiscal 2006, QSI recorded $30 million in realized gains on marketable securities and other investments, compared to $101 million in fiscal 2005.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $11.8 billion at September 30, 2007, an increase of $1.9 billion from September 24, 2006. Our cash, cash equivalents and marketable securities at September 30, 2007 consisted of $5.5 billion held by foreign subsidiaries with the remaining balance of $6.3 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $3.8 billion during fiscal 2007, compared to $3.3 billion during fiscal 2006. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $556 million during fiscal 2007, compared to $692 million during fiscal 2006.

     On May 22, 2007, we announced we had been authorized to repurchase up to $3.0 billion of our common stock. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases. The stock repurchase program has no expiration date. During fiscal 2007, we repurchased and retired 37,263,000 shares of our common stock for $1.5 billion. In connection with the stock repurchase program, we have put options outstanding, with expiration dates ranging from December 2007 through March 2008, that may require us to repurchase an aggregate of 5,000,000 shares of our common stock upon exercise for $189 million (net of the option premiums received). Any shares repurchased upon exercise of put options will be retired. At September 30, 2007, $1.5 billion remains authorized for repurchases under our stock repurchase program, net of put options outstanding. In the period from October 1, 2007 through November 7, 2007 we repurchased and retired 12,720,000 shares of our own common stock for approximately $525 million. We will continue our active evaluation of repurchases under this program.
     We declared and paid dividends totaling $862 million, $698 million and $524 million, or $0.52, $0.42 and $0.32 per common share, during fiscal 2007, 2006 and 2005, respectively. On October 11, 2007, we announced a cash dividend of $0.14 per share on our common stock, payable on January 4, 2008 to stockholders of record as of December 7, 2007. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable increased by 2% during fiscal 2007. Days sales outstanding, on a consolidated basis, were 27 days at September 30, 2007 compared to 29 days at September 24, 2006. The increase in accounts receivable was primarily due to the increase in revenue in fiscal 2007 as compared to fiscal 2006 and the contractual timing of cash receipts for royalty receivables, some of which are paid semi-annually. The change in days sales outstanding was a result of the increase in revenue, partially offset by the effect of the increase in accounts receivable.
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
     At September 30, 2007, our outstanding contractual obligations included (in millions):
Contractual Obligations
Payments Due By Fiscal Period

						No Expiration
	Total	2008	2009-2010	2011-2012	Beyond 2012	Date
Purchase obligations (1)	$1,052	$760	$193	$91	$8	$—
Operating leases	390	75	113	63	139	—
Other commitments (2)	50	—	—	40	3	7

Total commitments	1,492	835	306	194	150	7

Capital leases (3)	200	6	12	12	170	—
Other long-term liabilities (4)	15	—	10	1	4	—

Total recorded liabilities	215	6	22	13	174	—

Total	$1,707	$841	$328	$207	$324	$7

(1)	Total purchase obligations include $615 million in commitments to purchase integrated circuit product inventories.

(2)	Certain of these commitments do not have fixed funding dates. Amounts are presented based on the expiration of the commitment, but actual funding may occur earlier or not at all as funding is subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 30, 2007.

(4)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

     Additional information regarding our financial commitments at September 30, 2007 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 4 — Investments in Other Entities” and “Note 9 — Commitments and Contingencies.”
Future Accounting Requirements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for us beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of finalizing the impact the adoption of FIN 48 will have on our consolidated financial statements but expect the adjustment to opening retained earnings to be immaterial.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We invest our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. If the general economy were to weaken significantly, the credit profile, financial strength and growth prospects of issuers of interest-bearing securities held in our investment portfolios could deteriorate, and our interest-bearing securities could lose value. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates. The table presents principal cash flows, weighted average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2008	2009	2010	2011	2012	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash and cash equivalents	$543	$—	$—	$—	$—	$—	$—	$543
Interest rate	5.4%
Available-for-sale securities:
Investment grade	$1,851	$289	$163	$57	$20	$10	$405	$2,795
Interest rate	5.1%	5.2%	4.8%	5.5%	5.4%	7.4%	5.4%
Non-investment grade	$12	$16	$13	$44	$41	$368	$—	$494
Interest rate	5.3%	7.0%	8.9%	8.3%	8.0%	8.5%

Floating interest-bearing securities:
Cash and cash equivalents	$1,719	$—	$—	$—	$—	$—	$—	$1,719
Interest rate	5.4%
Available-for-sale securities:
Investment grade	$213	$214	$202	$56	$78	$94	$531	$1,388
Interest rate	5.5%	5.7%	5.8%	5.7%	5.9%	5.8%	5.8%
Non-investment grade	$12	$11	$28	$65	$118	$391	$712	$1,337
Interest rate	6.7%	7.0%	7.3%	7.4%	7.1%	7.4%	7.1%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Mortgage Risk. A small portion of our diversified investment program includes investment-grade mortgage- and asset-backed securities. In fiscal 2007, following a multi-year housing industry expansion, mortgage industry excesses became apparent and caused concern among investors in pools of residential mortgages or other assets securitized by them. We have no direct investments in the lowest credit quality, or subprime, mortgages nor investments collateralized by assets that include subprime mortgages. We have indirect exposure to subprime mortgages to the extent of our investments in large, diversified financial companies, commercial banks, insurance companies and public/private investment funds that participate or invest in subprime mortgage loans, mortgage insurance, or loan servicing, which could impact the fair values of our securities.
     Equity Price Risk. We have a diversified marketable securities portfolio, including mutual fund and exchange traded fund shares, that is subject to equity price risk. The recorded values of marketable equity securities increased to $1.52 billion at September 30, 2007 from $1.34 billion at September 24, 2006. The recorded values of equity mutual fund and exchange traded fund shares increased to $1.87 billion at September 30, 2007 from $1.52 billion at September 24, 2006. We make equity investments in companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange traded fund shares at September 30, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities of $339 million.
     Our strategic investments in other entities consist substantially of investments in private early-stage companies accounted for under the equity and cost methods. Accordingly, we believe that our exposure to market risk from these investments is not material. Additionally, we do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures. The recorded values of these strategic investments totaled $114 million at September 30, 2007, compared to $93 million at September 24, 2006.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At September 30, 2007, we had two outstanding put options, enabling holders to sell 5,000,000 shares of our common stock upon exercise for approximately $189 million (net of the option premiums received). The put option liabilities, with a fair value of $10 million at September 30, 2007, were included in other current liabilities. If the fair value of our common stock at September 30, 2007 decreased by 15%, the amount required to physically settle the put options would exceed the fair value of the shares by $9 million, net of the $14 million in premiums received.

     Additional information regarding our strategic investments is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of foreign currency forward and option contracts. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At September 30, 2007, we had no foreign currency forward contracts outstanding. At September 30, 2007, we had a net liability of $1 million related to our foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products. If our forecasted royalty revenues were to decline by 30% and foreign exchange rates were to change unfavorably by 30% in each of our hedged foreign currencies, we would incur a loss of approximately $6 million resulting from a decrease in fair value of the portion of our hedges that would be rendered ineffective. See “Notes to Consolidated Financial Statements, Note 1 — The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.
     Financial instruments held by consolidated subsidiaries that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations and may affect reported earnings. As a global concern, we face exposure to adverse movements in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could experience unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While we may hedge certain transactions with non-United States customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies.
     Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements at September 30, 2007 and September 24, 2006 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-29.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2007, as stated in their report which appears on page F-1.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2008 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Executive Compensation and Related Information.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Fees for Professional Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
(a)	Financial Statements:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b)	Exhibits:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(4)(5)

10.2	1991 Stock Option Plan, as amended.(4)(6)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan.(4)(6)

10.21	Executive Retirement Matching Contribution Plan, as amended.(4)(6)

10.22	1996 Non-qualified Employee Stock Purchase Plan, as amended.(4)(6)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended.(4)(9)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(4)(6)

10.41	2001 Employee Stock Purchase Plan, as amended.(4)(6)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(4)(8)

10.55	2001 Stock Option Plan, as amended.(4)(9)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan.(4)(6)

10.63	Summary of Changes to Non-Employee Director Compensation Program.(4)(10)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended.(4)(11)

10.71	Voluntary Executive Retirement Contribution Plan, as amended.(4)(12)

10.73	2007 Long-Term Incentive Plan.(1)(4)

10.74	Forms of Grant Notice and Stock Option Agreement under the 2007 Long-Term Incentive Plan.(1)(4)

10.75	2006 Bonuses and 2007 Annual Base Salary for Named Executive Officers. (13)

10.76	Summary of 2007 Annual Bonus Program for Named Executive Officers. (14)

10.77	Amendment dated December 7, 2006 to the Amended and Restated Rights Agreement between the Company and Computershare Investor Services LLC, as Rights Agent. (15)

21	Subsidiaries of the Registrant.

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 22, 2006.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(13)	Filed under item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

(14)	Filed under item 5.02 of the Registrant’s Current Report on Form 8-K filed on December 1, 2006.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 8, 2007

QUALCOMM Incorporated
By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs Paul E. Jacobs	Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2007

/s/ William E. Keitel William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2007

/s/ Irwin Jacobs Irwin Jacobs	Chairman of the Board	November 8, 2007

/s/ Barbara T. Alexander Barbara T. Alexander	Director	November 8, 2007

/s/ Donald Cruickshank Donald Cruickshank	Director	November 8, 2007

/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	November 8, 2007

/s/ Robert E. Kahn Robert E. Kahn	Director	November 8, 2007

/s/ Sherry Lansing Sherry Lansing	Director	November 8, 2007

/s/ Duane A. Nelles Duane A. Nelles	Director	November 8, 2007

/s/ Peter M. Sacerdote Peter M. Sacerdote	Director	November 8, 2007

/s/ Brent Scowcroft Brent Scowcroft	Director	November 8, 2007

/s/ Marc I. Stern Marc I. Stern	Director	November 8, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 2007 and September 24, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Diego, California
November 8, 2007

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30,	September 24,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$2,411	$1,607
Marketable securities	4,170	4,114
Accounts receivable, net	715	700
Inventories	469	250
Deferred tax assets	435	235
Collateral held under securities lending	421	—
Other current assets	200	143

Total current assets	8,821	7,049
Marketable securities	5,234	4,228
Property, plant and equipment, net	1,788	1,482
Goodwill	1,325	1,230
Deferred tax assets	318	512
Other assets	1,009	707

Total assets	$18,495	$15,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$635	$420
Payroll and other benefits related liabilities	311	273
Unearned revenue	218	197
Income taxes payable	119	137
Obligation under securities lending	421	—
Other current liabilities	554	395

Total current liabilities	2,258	1,422
Unearned revenue	142	141
Other liabilities	260	239

Total liabilities	2,660	1,802

Commitments and contingencies (Notes 4 and 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 30, 2007 and September 24, 2006	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,646 and 1,652 shares issued and outstanding at September 30, 2007 and September 24, 2006, respectively	—	—
Paid-in capital	7,057	7,242
Retained earnings	8,541	6,100
Accumulated other comprehensive income	237	64

Total stockholders’ equity	15,835	13,406

Total liabilities and stockholders’ equity	$18,495	$15,208

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 30,	September 24,	September 25,
	2007	2006	2005

Revenues:
Equipment and services	$5,765	$4,776	$3,744
Licensing and royalty fees	3,106	2,750	1,929

Total revenues	8,871	7,526	5,673

Operating expenses:
Cost of equipment and services revenues	2,681	2,182	1,645
Research and development	1,829	1,538	1,011
Selling, general and administrative	1,478	1,116	631

Total operating expenses	5,988	4,836	3,287

Operating income	2,883	2,690	2,386

Investment income, net (Note 5)	743	466	423

Income before income taxes	3,626	3,156	2,809
Income tax expense	(323)	(686)	(666)

Net income	$3,303	$2,470	$2,143

Basic earnings per common share	$1.99	$1.49	$1.31

Diluted earnings per common share	$1.95	$1.44	$1.26

Shares used in per share calculations:
Basic	1,660	1,659	1,638

Diluted	1,693	1,711	1,694

Dividends per share announced	$0.52	$0.42	$0.32

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 30,	September 24,	September 25,
	2007	2006	2005

Operating Activities:
Net income	$3,303	$2,470	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	272	200
Non-cash portion of share-based compensation expense	488	495	—
Incremental tax benefits from stock options exercised	(240)	(403)	—
Net realized gains on marketable securities and other investments	(222)	(136)	(179)
(Gains) losses on derivative instruments	(2)	29	(33)
Other-than-temporary losses on marketable securities and other investments	27	24	14
Equity in losses of investees	1	29	28
Non-cash income tax expense	91	514	498
Other items, net	(42)	(28)	—
Changes in assets and liabilities, net of effects of acquisitions (Note 11):
Accounts receivable, net	(16)	(133)	35
Inventories	(234)	(71)	(23)
Other assets	(96)	15	(74)
Trade accounts payable	209	51	57
Payroll, benefits and other liabilities	139	96	49
Unearned revenue	22	29	(29)

Net cash provided by operating activities	3,811	3,253	2,686

Investing Activities:
Capital expenditures	(818)	(685)	(576)
Purchases of available-for-sale securities	(8,492)	(12,517)	(8,055)
Proceeds from sale of available-for-sale securities	7,998	10,853	8,072
Maturities of held-to-maturity securities	—	130	10
Other investments and acquisitions, net of cash acquired	(249)	(407)	(249)
Change in collateral held under securities lending	(421)	—	—
Other items, net	84	3	22

Net cash used by investing activities	(1,898)	(2,623)	(776)

Financing Activities:
Proceeds from issuance of common stock	556	692	386
Incremental tax benefits from stock options exercised	240	403	—
Repurchase and retirement of common stock	(1,482)	(1,500)	(953)
Proceeds from put options	17	11	37
Dividends paid	(862)	(698)	(524)
Change in obligation under securities lending	421	—	—
Other items, net	(1)	—	—

Net cash used by financing activities	(1,111)	(1,092)	(1,054)

Effect of exchange rate changes on cash	2	(1)	—

Net increase (decrease) in cash and cash equivalents	804	(463)	856
Cash and cash equivalents at beginning of year	1,607	2,070	1,214

Cash and cash equivalents at end of year	$2,411	$1,607	$2,070

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other	Total
	Common Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 26, 2004	1,635	6,940	2,709	15	9,664

Components of comprehensive income:
Net income	—	—	2,143	—	2,143
Unrealized net gains on securities and derivative instruments, net of income taxes of $84	—	—	—	119	119
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $73	—	—	—	(109)	(109)
Other comprehensive income				13	13

Total comprehensive income					2,166

Exercise of stock options	30	348	—	—	348
Tax benefit from exercise of stock options	—	346	—	—	346
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	56	—	—	56
Repurchase and retirement of common stock	(27)	(953)	—	—	(953)
Dividends	—	—	(524)	—	(524)
Other	—	16	—	—	16

Balance at September 25, 2005	1,640	6,753	4,328	38	11,119

Components of comprehensive income:
Net income	—	—	2,470	—	2,470
Unrealized net gains on securities and derivative instruments, net of income taxes of $65	—	—	—	104	104
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $56	—	—	—	(89)	(89)
Other comprehensive income, net of income taxes of $8	—	—	—	11	11

Total comprehensive income					2,496

Exercise of stock options	36	608	—	—	608
Tax benefit from exercise of stock options	—	394	—	—	394
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	71	—	—	71
Share-based compensation	—	496	—	—	496
Repurchase and retirement of common stock	(34)	(1,473)	—	—	(1,473)
Dividends	—	—	(698)	—	(698)
Value of common stock issued for acquisition	8	353	—	—	353
Value of options exchanged for acquisitions	—	40	—	—	40

Balance at September 24, 2006	1,652	7,242	6,100	64	13,406

Components of comprehensive income:
Net income	—	—	3,303	—	3,303
Unrealized net gains on securities and derivative instruments, net of income taxes of $198	—	—	—	274	274
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $87	—	—	—	(131)	(131)
Other comprehensive income, net of income taxes of $6	—	—	—	30	30

Total comprehensive income					3,476

Exercise of stock options	28	477	—	—	477
Tax benefit from exercise of stock options	—	229	—	—	229
Issuance for Employee Stock Purchase and Executive Retirement Plans	3	88	—	—	88
Share-based compensation	—	485	—	—	485
Repurchase and retirement of common stock	(37)	(1,459)	—	—	(1,459)
Dividends	—	—	(862)	—	(862)
Other	—	(5)	—	—	(5)

Balance at September 30, 2007	1,646	$7,057	8,541	$237	$15,835

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
     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries and equity method investees are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.
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
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Fiscal year ended September 30, 2007 included 53 weeks. The fiscal year ended September 24, 2006 and September 25, 2005 each included 52 weeks.
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
     The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, Wideband CDMA (WCDMA), CDMA Time Division Duplex (TDD) and/or OFDMA standards and their derivatives. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of future benefit to the average licensee, typically five to seven years. The Company earns royalties on such licensed CDMA products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, and, in some instances,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
although royalties are reported quarterly, payment is on a semi-annual basis. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter.
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
     The Company records reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are based on a number of factors, including the contractual provisions of the customer agreements and the Company’s assumptions related to historical and projected customer sales volumes, market share and inventory levels.
     Unearned revenue consists primarily of fees related to software products, license fees for intellectual property, hardware products sales with continuing performance obligations and billings on uncompleted contracts in excess of incurred cost and accrued profit.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations. Revenues from three customers of the Company’s QCT, QTL and QWI segments each comprised an aggregate of 14%, 14% and 13% of total consolidated revenues in fiscal 2007, compared to 13% of total consolidated revenues in fiscal 2006 and 15%, 13% and 11% of total consolidated revenues in fiscal 2005. Aggregated accounts receivable from these three customers comprised 50% and 45% of gross accounts receivable at September 30, 2007 and September 24, 2006, respectively.
     Revenues from international customers were approximately 87% of total consolidated revenues in fiscal 2007 and 2006 and 82% of total consolidated revenues in 2005.
     Cost of Equipment and Services Revenues. Cost of equipment and services revenues is primarily comprised of the cost of equipment revenues, the cost of messaging services revenues and the cost of development and other

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Marketing. Certain cooperative marketing programs reimburse customers for marketing activities for certain of the Company’s products and services, subject to defined criteria. Cooperative marketing obligations are accrued and the costs are recorded in the period in which the costs are incurred by the customer and the Company is obligated to reimburse the customer. Cooperative marketing costs are recorded as selling, general and administrative expenses to the extent that a marketing benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that marketing benefit received. Any excess of cash paid over the fair value of the marketing benefit received is recorded as a reduction in revenue.
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
     The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
     Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper and government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
     Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase, and such designation is reevaluated as of each balance sheet date. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. For securities that may not have been actively traded in a given period, fair value is determined using matrix pricing and other valuation techniques. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss), net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a charge to investment income (expense).
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
     Investments in Other Entities. The Company makes strategic investments in companies that have developed or are developing innovative wireless data applications and wireless operators that promote the worldwide deployment of CDMA systems. Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The cost method is also used to account for investments that are not in-substance common stock. The Company uses the equity method to account for investments in common stock or in-substance common stock of corporate entities, including limited liability corporations that do not maintain specific ownership accounts, in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence, and in partnerships and limited liability corporations that do maintain specific ownership accounts in which it has other than minor to 50% ownership interests. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in and advances to the investee and financial guarantees on behalf of the investee that create additional basis. The Company’s equity in net earnings or losses of its investees is recorded one month in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s consolidated financial statements.
     The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Derivatives. The Company may enter into foreign currency forward and option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from changes in the fair values of foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income as gains (losses) on derivative instruments, net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The Company had no outstanding forward contracts at September 30, 2007 and September 24, 2006. The value of the Company’s foreign currency option contracts recorded in other current assets was $1 million at both September 30, 2007 and September 24, 2006, and the value recorded in other current liabilities was $2 million and $3 million at September 30, 2007 and September 24, 2006, respectively, all of which were designated as cash-flow hedging instruments.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. The value of the put options recorded in other current liabilities was $10 million and $19 million at September 30, 2007 and September 24, 2006, respectively.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual testing for fiscal 2007, 2006 and 2005 and determined that its recorded goodwill was not impaired.
     Software development costs are capitalized when a product’s technological feasibility has been established through the date a product is available for general release to customers. Software development costs are amortized on a straight-line basis over the estimated economic life of the software, ranging from less than one year to three years, taking into account such factors as the effects of obsolescence, technological advances and competition. The weighted-average amortization period for capitalized software was three years at September 30, 2007 and September 24, 2006. Other intangible assets are amortized on a straight-line basis over their useful lives, ranging from less than one year to 28 years.
     Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows:

	September 30, 2007	September 24, 2006

Wireless licenses	15 years	15 years
Marketing-related	18 years	19 years
Technology-based	12 years	15 years
Customer-related	5 years	7 years
Other	28 years	28 years
Total intangible assets	13 years	15 years
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
     Securities Lending. The Company engages in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. The loaned securities of $411 million at September 30, 2007 continue to be carried as marketable securities on the balance sheet. Cash collateral, equal to at least 101% of the fair value of the securities loaned plus accrued interest, is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary. Collateral of $421 million at September 30, 2007 was recorded as a current asset with a corresponding current liability. The Company did not engage in securities lending during fiscal 2006.
     Litigation. The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be reasonably estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates. The Company’s policy is to expense legal costs associated with defending itself as incurred.
     Share-Based Payments. The Company adopted the revised statement of Financial Accounting Standards No. 123, “Share-Based Payment” (FAS 123R) in fiscal 2006. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Accordingly, fiscal 2005 results were not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date, which are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
     The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of FAS 123R.
Share-Based Compensation Information under FAS 123R
     Upon adoption of FAS 123R, the Company also changed its method of valuation for stock options granted beginning in fiscal 2006 to a lattice binomial option-pricing model (binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) previously used for the Company’s pro forma information required under FAS 123. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.
     The weighted-average estimated fair values of employee stock options granted during fiscal 2007 and 2006 were $14.54 and $15.73 per share, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	2007	2006
Volatility	33.4%	30.7%
Risk-free interest rate	4.6%	4.6%
Dividend yield	1.3%	1.0%
Post-vesting forfeiture rate	6.5%	6.0%
Suboptimal exercise factor	1.8	1.7
     The Company uses the implied volatility of market-traded options in the Company’s stock for the expected volatility assumption. The term structure of volatility is used up to approximately two years, and the Company used the implied volatility of the option with the longest time to maturity for periods beyond two years. Prior to fiscal 2006, the Company had used a combination of its historical stock price and implied volatility in accordance with FAS 123 for purposes of its pro forma information. The selection of implied volatility data to estimate expected

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vesting forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e. the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted, derived from the binomial model, was 6.2 years and 5.8 years during fiscal 2007 and fiscal 2006, respectively.
     The pre-vesting forfeiture rate represents the rate at which stock options are expected to be forfeited by employees prior to their vesting. Pre-vesting forfeitures were estimated to be approximately 0% in both fiscal 2007 and 2006, based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the effect of such forfeitures as the forfeitures occur. The Company will continue to evaluate the appropriateness of this assumption. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions, except per share data):

	2007	2006

Cost of equipment and services revenues	$39	$41
Research and development	221	216
Selling, general and administrative	233	238

Share-based compensation expense before taxes	493	495
Related income tax benefits	(169)	(175)

Share-based compensation expense, net of taxes	$324	$320

Net share-based compensation expense, per common share:
Basic	$0.20	$0.19

Diluted	$0.19	$0.19

     The Company recorded $98 million and $86 million in share-based compensation expense during fiscal 2007 and 2006, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for fiscal 2007 and 2006, $240 million and $403 million, respectively, was presented as financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised in those periods.
Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The weighted-average estimated fair value of employee stock options granted during fiscal 2005 was $14.80 per share. The fair value was calculated using the Black-Scholes model and assuming a weighted average expected life of 6 years and weighted average annualized percentages of 3.9% for the risk-free interest rate, 36.5% for volatility and 0.8% for the dividend yield. For purposes of pro forma disclosures under FAS 123, the estimated fair values of share-based payments are assumed to be amortized to expense over the vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the year ended September 25, 2005 were as follows (in millions, except per share data):

Net income, as reported	$2,143
Add: Share-based employee compensation expense included in reported net income, net of related tax benefits	2
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(305)

Pro forma net income	$1,840

Earnings per common share:
Basic — as reported	$1.31

Basic — pro forma	$1.12

Diluted — as reported	$1.26

Diluted — pro forma	$1.09

     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations. Net foreign currency transaction gains included in the Company’s statement of operations were $1 million in fiscal 2007, 2006 and 2005.
     Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statements of operations when marketable securities are sold or derivative instruments are settled.
     Components of accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2007	September 24, 2006

Net unrealized gains on marketable securities and derivative instruments, net of income taxes	$240	$87
Foreign currency translation	(3)	(23)

	$237	$64

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2007, 2006 and 2005 were 32,333,000, 51,835,000 and 56,127,000, respectively.
     Employee stock options to purchase 96,278,000, 54,541,000 and 33,660,000 shares of common stock during fiscal 2007, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share during fiscal 2007 excluded 1,615,000 shares of common stock issuable under our employee stock purchase plans because the effect was anti-dilutive. Put options outstanding during 2007 and 2005 to purchase a weighted-average 1,000,000 and 13,000,000 shares of common stock, respectively, were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 7).
     Future Accounting Requirements. In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of finalizing the impact the adoption of FIN 48 will have on its consolidated financial statements but expects the adjustment to opening retained earnings to be immaterial.
Note 2. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Available-for-sale:
U.S. Treasury securities	$58	$73	$—	$—
Government-sponsored enterprise securities	219	667	—	—
Municipal bonds	—	5	—	—
Foreign government bonds	8	17	—	—
Corporate bonds and notes	2,939	2,693	21	23
Mortgage- and asset-backed securities	573	617	—	—
Non-investment grade debt securities	19	24	1,812	1,368
Equity securities	203	18	1,316	1,318
Equity mutual funds and exchange traded funds	—	—	1,871	1,519
Debt mutual funds	151	—	214	—

	$4,170	$4,114	$5,234	$4,228

     Marketable securities in the amount of $411 million at September 30, 2007 have been loaned under the Company’s securities lending program (Note 1).
     As of September 30, 2007, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less than	One to	Five to	Greater than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total

$2,195	$1,401	$825	$42	$1,551	$6,014

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Securities with no single maturity date included mortgage- and asset-backed securities.
     Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2007
Equity securities	$2,941	$492	$(43)	$3,390
Debt securities	6,042	18	(46)	6,014

	$8,983	$510	$(89)	$9,404

September 24, 2006
Equity securities	$2,693	$194	$(32)	$2,855
Debt securities	5,500	11	(24)	5,487

	$8,193	$205	$(56)	$8,342

     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

		Gross Realized
Fiscal Year	Gross Realized Gains	Losses	Net Realized Gains
2007	$244	$(26)	$218
2006	176	(47)	129
2005	198	(31)	167
     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at September 30, 2007 (in millions):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$634	$(6)	$277	$(1)
Mortgage- and asset-backed securities	123	(2)	22	—
Non-investment grade debt securities	1,101	(35)	49	(2)
Equity securities	506	(41)	—	—
Equity mutual funds and exchange traded funds	58	(2)	—	—

	$2,422	$(86)	$348	$(3)

     The unrealized losses on the Company’s investments in marketable securities were caused primarily by a combination of short-term industry-and market-specific events. The duration and severity of the unrealized losses in relation to the carrying amounts of the individual investments were largely consistent with the expected volatility of each asset category. The Company’s analysis of market research, industry reports, economic forecasts and the specific circumstances of the issuer indicate that it is reasonable to expect a recovery in fair value up to the Company’s cost basis within a reasonable period of time. Accordingly, the Company considered these unrealized losses to be temporary at September 30, 2007.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Composition of Certain Financial Statement Captions
      Accounts Receivable.

	September 30, 2007	September 24, 2006
	(In millions)

Trade, net of allowances for doubtful accounts of $36 and $1, respectively	$657	$632
Long-term contracts	39	44
Other	19	24

	$715	$700

      Inventories.

	September 30, 2007	September 24, 2006
	(In millions)

Raw materials	$27	$30
Work-in-process	161	13
Finished goods	281	207

	$469	$250

      Property, Plant and Equipment.

	September 30, 2007	September 24, 2006
	(In millions)

Land	$124	$76
Buildings and improvements	954	853
Computer equipment	800	659
Machinery and equipment	999	764
Furniture and office equipment	48	43
Leasehold improvements	205	171

	3,130	2,566

Less accumulated depreciation and amortization	(1,342)	(1,084)

	$1,788	$1,482

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2007, 2006 and 2005 was $317 million, $239 million and $177 million, respectively. The net book values of property under capital leases included in buildings and improvements were $91 million and $58 million at September 30, 2007 and September 24, 2006, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions during fiscal 2007, 2006 and 2005 were $33 million, $56 million and $3 million, respectively.
     At September 30, 2007 and September 24, 2006, buildings and improvements and leasehold improvements with net book values of $7 million and $19 million, respectively, including accumulated depreciation and amortization of $3 million and $15 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others is expected to be $1 million in both fiscal 2008 and 2009 and negligible in fiscal 2010.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill (Note 10). The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments at September 30, 2007 as follows: $422 million in Qualcomm CDMA Technologies, $684 million in Qualcomm Technology Licensing, $91 million in Qualcomm Wireless & Internet, and $128 million in Qualcomm MEMS Technology (a nonreportable segment

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included in reconciling items in Note 10). The increase in goodwill from September 24, 2006 to September 30, 2007 was the result of the Company’s business acquisitions (Note 11), partially offset by currency translation adjustments and tax deductions resulting from the exercise of stock options that were vested as of the business acquisition date.
     The components of purchased intangible assets, which are included in other assets, were as follows (in millions):

	September 30, 2007		September 24, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Wireless licenses	$262	$(30)	$238	$(22)
Marketing-related	23	(13)	21	(11)
Technology-based	502	(97)	257	(43)
Customer-related	16	(5)	6	(2)
Other	7	(1)	7	(1)

	$810	$(146)	$529	$(79)

     All of the Company’s purchased intangible assets other than certain wireless licenses in the amount of $174 million and goodwill are subject to amortization. Amortization expense related to these purchased intangible assets for fiscal 2007, 2006 and 2005 was $68 million, $32 million and $19 million, respectively, and is expected to be $67 million in fiscal 2008, $58 million in fiscal 2009, $52 million in fiscal 2010, $49 million in fiscal 2011, $41 million in fiscal 2012, and $223 million thereafter.
     Capitalized software development costs, which are included in other assets, were $14 million and $27 million at September 30, 2007 and September 24, 2006, respectively. Accumulated amortization on capitalized software was $14 million and $27 million at September 30, 2007 and September 24, 2006, respectively. Amortization expense related to capitalized software was negligible in fiscal 2007 and was $1 million and $4 million in fiscal 2006 and 2005, respectively.
Note 4. Investments in Other Entities
     Strategic equity investments as of September 30, 2007 and September 24, 2006 totaled $114 million and $94 million, respectively, including $86 million and $73 million, respectively, accounted for using the cost method. Differences between the carrying amounts of strategic equity investments accounted for using the equity method and the Company’s underlying equity in the net assets of those investees were not significant at September 30, 2007 and September 24, 2006. At September 30, 2007, effective ownership interests in equity method investees ranged from approximately 19% to 50%. Funding commitments related to these investments totaled $7 million at September 30, 2007, which the Company expects to fund through fiscal 2009. Such commitments are subject to the investees meeting certain conditions. As such, actual equity funding may be in lesser amounts.
Note 5. Investment Income
     Investment income, net was comprised as follows (in millions):

	2007	2006	2005

Interest and dividend income	$558	$416	$256
Interest expense	(11)	(4)	(3)
Net realized gains on marketable securities	218	129	167
Net realized gains on other investments	4	7	12
Other-than-temporary losses on marketable securities	(16)	(20)	(13)
Other-than-temporary losses on other investments	(11)	(4)	(1)
Gains (losses) on derivative instruments	2	(29)	33
Equity in losses of investees	(1)	(29)	(28)

	$743	$466	$423

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Income Taxes
     The components of the income tax provision were as follows (in millions):

	2007	2006	2005
Current provision:
Federal	$192	$299	$77
State	37	88	42
Foreign	185	156	140

	414	543	259

Deferred provision:
Federal	(75)	165	398
State	(15)	(23)	9
Foreign	(1)	1	—

	(91)	143	407

	$323	$686	$666

The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
     The components of income before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2007	2006	2005
United States	$1,681	$1,445	$1,570
Foreign	1,945	1,711	1,239

	$3,626	$3,156	$2,809

     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	2007	2006	2005
Expected income tax provision at federal statutory tax rate	$1,269	$1,105	$983
State income tax provision, net of federal benefit	180	176	109
Foreign income taxed at other than U.S. rates	(710)	(474)	(290)
Tax audit settlements	(331)	(73)	—
Tax credits	(91)	(36)	(66)
Valuation allowance	(7)	(46)	(78)
One-time dividend	—	—	35
Other	13	34	(27)

Income tax expense	$323	$686	$666

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $4.7 billion of undistributed earnings from certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The American Jobs Creation Act of 2004 created a temporary incentive for corporations in the United States to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, the Company repatriated approximately $0.5 billion of foreign earnings qualifying for the special incentive and recorded a related expense of approximately $35 million for federal and state income tax liabilities. This distribution does not change the Company’s intention to reinvest indefinitely the undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.
     During fiscal 2007, the Internal Revenue Service completed audits of the Company’s tax returns for fiscal 2003 and 2004 and during fiscal 2006, the Internal Revenue Service and the California Franchise Tax Board completed

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
audits of the Company’s tax returns for fiscal 2001 and 2002, resulting in adjustments to the Company’s net operating loss and credit carryover amounts for those years. The tax provision was reduced by $331 million and $73 million during fiscal 2007 and 2006, respectively, to reflect the known and expected impacts of the audits on the reviewed and open tax years.
     The Company had net deferred tax assets and deferred tax liabilities as follows (in millions):

	September 30, 2007	September 24, 2006

Accrued liabilities, reserves and other	$246	$169
Share-based compensation	295	164
Capitalized start-up and organizational costs	86	46
Deferred revenue	70	55
Unrealized losses on marketable securities	59	43
Unrealized losses on other investments	124	145
Capital loss carryover	9	82
Tax credits	91	129
Unused net operating losses	80	59
Other basis differences	18	22

Total gross deferred assets	1,078	914
Valuation allowance	(20)	(22)

Total net deferred assets	1,058	892

Purchased intangible assets	(99)	(79)
Deferred contract costs	(6)	(6)
Unrealized gains on marketable securities	(179)	(67)
Property, plant and equipment	(26)	(10)

Total deferred liabilities	(310)	(162)

Net deferred assets	$748	$730

Reported as:
Current deferred tax assets	$435	$235
Current deferred tax liabilities(1)	—	(1)
Non-current deferred tax assets	318	512
Non-current deferred tax liabilities(2)	(5)	(16)

	$748	$730

(1)	Included in other current liabilities in the consolidated balance sheets.

(2)	Included in other liabilities in the consolidated balance sheets.
     At September 30, 2007, the Company had unused federal net operating loss carryforwards of $206 million expiring from 2019 through 2026, unused state net operating loss carryforwards of $98 million expiring from 2008 through 2016, and unused foreign net operating loss carryforwards of $75 million, with $57 million expiring from 2008 through 2016. At September 30, 2007, the Company had unused federal income tax credits of $195 million, with $185 million expiring from 2022 through 2027, and state income tax credits of $9 million, which do not expire. The Company does not expect its federal and state net operating loss carryforwards and its federal income tax credits to expire unused.
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of September 30, 2007, the Company has provided a valuation allowance on foreign net operating losses and net capital losses of $14 million and $6 million, respectively. The valuation allowances reflect the uncertainty surrounding the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions to utilize its foreign net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     Cash amounts paid for income taxes, net of refunds received, were $233 million, $172 million and $168 million for fiscal 2007, 2006 and 2005, respectively. The income taxes paid primarily relate to foreign withholding taxes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 30, 2007 and September 24, 2006, no shares of preferred stock were outstanding.
     Preferred Share Purchase Rights Agreement. The Company has a Preferred Share Purchase Rights Agreement (Rights Agreement) to protect stockholders’ interests in the event of a proposed takeover of the Company. Under the original Rights Agreement, adopted on September 26, 1995, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Agreement, as amended and restated on December 7, 2006, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, subject to adjustment for subsequent stock splits, at a purchase price of $180. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the Company’s outstanding shares of common stock without Board approval. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2015, are redeemable in whole, but not in part, at the Company’s option prior to the time such Rights are triggered for a price of $0.001 per Right.
     Stock Repurchase Program. On May 22, 2007, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock. The $3.0 billion stock repurchase program replaced a $2.5 billion stock repurchase program, of which approximately $0.9 billion remained authorized for repurchases. The stock repurchase program has no expiration date. When stock is repurchased and retired, the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2007, 2006 and 2005, the Company repurchased and retired 37,263,000, 34,000,000 and 27,083,000 shares of common stock for $1.5 billion, $1.5 billion and $953 million, respectively, excluding $9 million and $5 million of premiums received related to put options that were exercised in fiscal 2007 and 2006, respectively. At September 30, 2007, approximately $1.5 billion remained authorized for repurchases under the stock repurchase program, net of put options outstanding. In the period from October 1, 2007 through November 7, 2007, we repurchased and retired 12,720,000 shares of the Company’s common stock for approximately $525 million.
     In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2007, 2006 and 2005. At September 30, 2007, the Company had two outstanding put options enabling holders to sell 5,000,000 shares of the Company’s common stock to the Company for approximately $189 million (net of the put option premiums received), and the recorded values of the put option liabilities totaled $10 million. Any shares purchased upon the exercise of the put options will be retired. During fiscal 2007 and 2006, the Company recognized $3 million and $29 million, respectively, in investment losses due to net increases in the fair values of put options, net of premiums received of $17 million and $11 million, respectively. During fiscal 2005, the Company recognized gains of $31 million in investment income due to decreases in the fair values of put options, including premiums received of $15 million.
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.07 to $0.09 on March 8, 2005, from $0.09 to $0.12 on March 7, 2006 and from $0.12 to $0.14 on March 13, 2007. Cash dividends announced in fiscal 2007, 2006 and 2005 were as follows (in millions, except per share data):

	2007		2006		2005
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.12	$198	$0.09	$148	$0.07	$115
Second quarter	0.12	200	0.09	150	0.07	115
Third quarter	0.14	234	0.12	202	0.09	147
Fourth quarter	0.14	230	0.12	198	0.09	147

	$0.52	$862	$0.42	$698	$0.32	$524

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On October 11, 2007, the Company announced a cash dividend of $0.14 per share on the Company’s common stock, payable on January 4, 2008 to stockholders of record as of December 7, 2007, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2008.
Note 8. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2007, 2006 and 2005 was $39 million, $33 million and $27 million, respectively.
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
     A summary of stock option transactions for all stock option plans follows:

		Weighted Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise	Contractual Term	Value
	(In thousands)	Price	(Years)	(In billions)
Outstanding at September 24, 2006	201,855	$29.20
Options granted	38,933	40.28
Options cancelled/forfeited/expired	(5,855)	39.83
Options exercised	(28,479)	16.83

Options outstanding at September 30, 2007	206,454	$32.69	6.14	$2.2

Exercisable at September 30, 2007	124,219	$28.15	4.70	$1.9

     Net stock options, after forfeitures and cancellations, granted during fiscal 2007, 2006 and 2005 represented 2.0%, 1.9% and 1.8% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during fiscal 2007, 2006 and 2005 represented 2.3%, 2.1% and 2.1%, respectively, of outstanding shares as of the end of each fiscal year.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
complex and subjective variables. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 3.4 years. Total share-based compensation cost capitalized as part of inventory and fixed assets was $1 million during both fiscal 2007 and 2006. The total intrinsic value of stock options exercised during fiscal 2007 and 2006 was $708 million and $1.1 billion, respectively. The Company recorded cash received from the exercise of stock options of $479 million and $608 million and related tax benefits of $272 million and $421 million during fiscal 2007 and 2006, respectively. Upon option exercise, the Company issues new shares of stock.
     Employee Stock Purchase Plans. The Company has two employee stock purchase plans for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2001 Employee Stock Purchase Plan authorizes up to approximately 24,309,000 shares to be granted. The 1996 Non-Qualified Employee Stock Purchase Plan authorizes up to 400,000 shares to be granted. During fiscal 2007, 2006 and 2005, approximately 2,650,000, 2,220,000 and 1,786,000 shares were issued under the plans at an average price of $32.08, $31.10 and $29.63 per share, respectively. At September 30, 2007, approximately 10,576,000 shares were reserved for future issuance.
     At September 30, 2007, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $9 million. The Company recorded cash received from the exercise of purchase rights of $85 million and $69 million during fiscal 2007 and 2006, respectively.
     Executive Retirement Plans. The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. During fiscal 2007, 2006 and 2005, approximately 126,000, 47,000 and 92,000 shares, respectively, were allocated under the plans. The Company recorded $5 million, $2 million and $3 million in compensation expense during fiscal 2007, 2006 and 2005, respectively, related to its net matching contributions to the plans.
Note 9. Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint in the New Jersey case, adding the allegations from a state court case in California that had been stayed, as discussed below. On December 12, 2005, the Central District Court in California ordered two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) to be transferred to the Southern District of California to be considered in the case filed by the Company on August 22, 2005. That case was subsequently dismissed by agreement of the parties. Trial was held in May 2007 in one of the remaining Central District Court patent actions, and on May 29, 2007, the jury rendered a verdict finding willful infringement of three patents and awarding past damages in the approximate amount of $20 million, which has been expensed pending appeals. Following a change in the law governing the definition of willfulness, the Court issued a tentative ruling that the jury’s finding of willfulness and inducement should be vacated. After a hearing on October 15, 2007, the Court requested additional briefings by both parties, including briefing on the question of whether the damages awarded

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the two patents must be vacated and indicated that the Court would postpone any decision on an appropriate injunction remedy pending its final decision on the jury’s finding of willfulness. The Court’s final ruling on these issues and the appropriate remedy for the jury’s infringement findings is expected within the next several weeks.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit has issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company is appealing both the infringement finding and the cease and desist order and the exclusion order to the United States Court of Appeal for the Federal Circuit. On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the Court ordered the case stayed pending resolution of the New Jersey case, referenced above.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the Patent Office but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The Court also ordered Qualcomm to pay Broadcom’s attorneys’ fees and costs for the case. Qualcomm and Broadcom have each filed notices of appeal. The Court is also considering a motion for discovery sanctions against Qualcomm for failing to produce certain documents in discovery.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven Qualcomm patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two Qualcomm patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six Qualcomm patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation. The Company subsequently withdrew three of the patents from the proceedings. The ITC trial was completed in September 2007. The date for an initial determination from the ITC ALJ is December 12, 2007, and the target date for resolution of the investigation is April 14, 2008. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two Qualcomm patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. In February 2007, the Company initiated proceedings in the People’s Republic of China against Nokia for infringement of three patents by Nokia’s GSM/GPRS/EDGE products. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of two patents and in the Western District of Wisconsin for infringement of three patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. In response, Nokia filed counterclaims alleging infringement by the Company of six Nokia patents, two of which Nokia also asserted against the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s subsidiary, MediaFLO USA, Inc. No trial date is set and discovery has not yet begun. On October 17, 2007, the Company and MediaFLO USA, Inc. filed a motion to stay Nokia’s infringement counterclaims pending the arbitration proceeding filed on April 5, 2007, discussed below. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California and the parties have consolidated the matter with the San Diego matter referenced above and stipulated to a stay of the proceedings pending final resolution of the ITC matter referenced above. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular handsets (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. Both parties have moved to dismiss the other’s complaints. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regards to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments. On October 23, 2007, the German court dismissed Nokia’s claims. On August 16, 2007, Nokia Corporation and Nokia Inc. filed a complaint with the United States International Trade Commission (ITC) alleging importation of products that infringe five Nokia patents and seeking an exclusionary order and a cease and desist order. The ITC instituted an investigation on September 17, 2007. The Company filed a motion to terminate the investigation pending resolution of the arbitration proceeding instituted by the Company on April 5, 2007. On October 18, 2007, the ALJ issued an order recommending the Company’s motion be granted. The ALJ’s determination will become the ITC’s final decision unless the ITC decides within 30 days to review the decision.
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints.
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
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the Korea Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. To date, the Company has not received the complaints but has submitted information and documents to the Korea Fair Trade Commission.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Japan Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but has submitted information and documents to the Japan Fair Trade Commission.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. Other than amounts relating to the Broadcom Corporation v. QUALCOMM Incorporated and QUALCOMM Incorporated v. Broadcom Corporation matters, the Company has not recorded any accrual for contingent liabilities associated with the other legal proceedings described above, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for fiscal 2008 to 2012 to be approximately $760 million, $118 million, $75 million, $59 million and $32 million, respectively, and $8 million thereafter. Of these amounts, commitments to purchase integrated circuit product inventories for fiscal 2008 and 2009 comprised $586 million and $29 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions for cost-of-living increases with certain leases. Rental expense for fiscal 2007, 2006 and 2005 was $60 million, $47 million and $39 million, respectively. The Company leases certain property under capital lease agreements that expire at various dates through 2038. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of September 30, 2007 are as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
2008	$6	$75	$81
2009	6	63	69
2010	6	50	56
2011	6	35	41
2012	6	28	34
Thereafter	170	139	309

Total minimum lease payments	$200	$390	$590

Deduct: Amounts representing interest	(109)

Present value of minimum lease payments	91
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$91

Note 10. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates three of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;
•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;
•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and
•	Qualcomm Enterprise Services (QES) — formerly Qualcomm Wireless Business Solutions, provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation and logistics fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
     During the first quarter of fiscal 2007, the Company reassessed the intersegment royalty charged to QCT by QTL and determined that the royalty should be eliminated starting in fiscal 2007 for management reporting purposes to, among other reasons, recognize other value that QTL has increasingly been realizing from QCT. As a result, QCT did not record a royalty to QTL in fiscal 2007, and prior period segment information has been adjusted in the same manner for comparative purposes.
     During the first quarter of fiscal 2007, the Company also reorganized the Qualcomm Wireless Systems (QWS) division, which sells products and services to Globalstar, into the QES division in the QWI segment. Revenues and operating results related to the QWS business were included in other nonreportable segments as a component of reconciling items through the end of fiscal 2006. Prior period segment information has been adjusted to conform to the new segment presentation.
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income, certain share-based compensation and certain research and development expenses and marketing expenses that were not deemed to be directly related to the businesses of the segments. The table below presents revenues, EBT and total assets for reportable segments (in millions):

					Reconciling
	QCT *	QTL *	QWI *	QSI	Items *	Total
2007
Revenues	$5,275	$2,772	$828	$1	$(5)	$8,871
EBT	1,547	2,340	88	(240)	(109)	3,626
Total assets	921	29	200	896	16,449	18,495
2006
Revenues	$4,332	$2,467	$731	$—	$(4)	$7,526
EBT	1,298	2,233	78	(133)	(320)	3,156
Total assets	651	60	215	660	13,622	15,208
2005
Revenues	$3,290	$1,711	$682	$—	$(10)	$5,673
EBT	980	1,535	62	10	222	2,809
Total assets	518	16	169	442	11,334	12,479

*	As adjusted
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $457 million, $329 million and $98 million at September 30, 2007, September 24, 2006 and September 25, 2005, respectively. QSI’s assets also included $16 million, $19 million and $61 million related to investments in equity method investees at September 30, 2007, September 24, 2006 and September 25, 2005, respectively. Reconciling items for total assets included $215 million, $228 million and $188 million at September 30, 2007, September 24, 2006 and September 25, 2005, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division (QMT), a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain other intangible assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $89 million, $69 million and $44 million at September 30, 2007, September 24, 2006 and September 25, 2005, respectively. The net book values of long-lived assets located in the United States were $1.7 billion, $1.4 billion and $978 million at September 30, 2007, September 24, 2006 and September 25, 2005, respectively.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2007	2006*	2005*
QES	$501	$490	$479
QGOV	57	47	50
QIS	272	194	153
Eliminations	(2)	—	—

Total QWI	$828	$731	$682

*	As adjusted
     Other reconciling items were comprised as follows (in millions):

	2007	2006*	2005*
Revenues:
Elimination of intersegment revenues	$(39)	$(28)	$(20)
Other nonreportable segments	34	24	10

	$(5)	$(4)	$(10)

Earnings (loss) before income taxes:
Unallocated research and development expenses	$(341)	$(331)	$(45)
Unallocated selling, general, and administrative expenses	(268)	(298)	(17)
Unallocated cost of equipment and services revenues	(39)	(41)	—
Unallocated investment income, net	718	455	339
Other nonreportable segments	(158)	(92)	(50)
Intracompany eliminations	(21)	(13)	(5)

	$(109)	$(320)	$222

*	As adjusted
     During fiscal 2007, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $221 million and $227 million, respectively. During fiscal 2006, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $216 million and $238 million, respectively. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
2007
Revenues from external customers	$5,244	$2,771	$821	$1
Intersegment revenues	31	1	7	—
Interest income	2	14	1	7
Interest expense	—	—	1	5
2006
Revenues from external customers	$4,314	$2,465	$723	$—
Intersegment revenues	18	2	8	—
Interest income	1	5	3	6
Interest expense	1	—	1	2
2005
Revenues from external customers	$3,281	$1,710	$672	$—
Intersegment revenues	9	1	10	—
Interest income	—	5	2	4
Interest expense	—	1	1	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. During fiscal 2007, $16 million of QCT’s intersegment revenues related to inventory that was fully reserved by QWI, the purchasing segment. Effectively all equity in losses of investees (Note 5) was recorded in QSI in fiscal 2007, 2006 and 2005.
     The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered and, for QTL’s licensing and royalty revenue, the domicile of its licensees. Sales information by geographic area was as follows (in millions):

	2007	2006	2005
United States	$1,165	$984	$1,015
South Korea	2,780	2,398	2,083
Japan	1,524	1,573	1,210
China	1,875	1,266	596
Other foreign	1,527	1,305	769

	$8,871	$7,526	$5,673

Note 11. Acquisitions
     During fiscal 2007, the Company acquired three businesses for total cash consideration of $178 million. An additional $6 million in consideration payable in cash through June 2008 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $74 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $46 million are being amortized on a straight-line basis over a weighted-average useful life of 3 years.
     On January 18, 2006, the Company completed its acquisition of all of the outstanding capital stock of Flarion Technologies, Inc. (Flarion), a privately held developer of OFDMA technology for approximately $613 million in consideration. Upon achievement of certain agreed upon milestones during the third quarter of fiscal 2006, the Company incurred additional aggregate consideration of $195 million. Total consideration consisted of approximately $414 million in cash (of which $75 million was paid in fiscal 2007), $357 million in shares of QUALCOMM stock (of which $3 million was issued in fiscal 2007) and the exchange of Flarion’s existing vested options and warrants with an estimated aggregate fair value of approximately $37 million. In addition, the Company assumed Flarion’s existing unvested options with an estimated aggregate fair value of $68 million, which is

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded as share-based compensation over the requisite service period. During fiscal 2006, the Company also acquired two other entities for a total cost of $73 million, including $4 million paid in fiscal 2007 upon the achievement of certain milestones, which was paid primarily in cash. Goodwill recognized in these three transactions, no amount of which is expected to be deductible for tax purposes, was assigned to the QTL and QCT segments in the amounts of $616 million and $42 million, respectively. Technology-based intangible assets recognized in the amount of $165 million are being amortized on a straight-line basis over a weighted-average useful life of seventeen years. Purchased in-process technology in the amount of $22 million was charged to research and development expense upon acquisition because technological feasibility had not been established and no future alternative uses existed.
     During fiscal 2005, the Company acquired four entities for a total cost of $299 million, including $2 million paid in both fiscal 2007 and 2006 upon the achievement of certain milestones, which was paid primarily in cash. Goodwill recognized in these transactions amounted to $220 million, of which $81 million is expected to be deductible for tax purposes. Goodwill was assigned to the QMT, QIS and QCT segments in the amounts of $128 million, $81 million and $11 million, respectively. Technology-based intangible assets recognized in the amount of $36 million have a weighted-average useful life of seven years.
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
     The table below presents quarterly data for the years ended September 30, 2007 and September 24, 2006 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenues (1)	$2,019	$2,221	$2,325	$2,306
Operating income (1)	576	748	782	777
Net income (1)	648	726	798	1,131

Basic earnings per common share (2)	$0.39	$0.44	$0.48	$0.68
Diluted earnings per common share (2)	$0.38	$0.43	$0.47	$0.67

2006
Revenues (1)	$1,741	$1,834	$1,951	$1,999
Operating income (1)	645	660	704	681
Net income (1)	620	593	643	614

Basic earnings per common share (2)	$0.38	$0.36	$0.38	$0.37
Diluted earnings per common share (2)	$0.36	$0.34	$0.37	$0.36

(1)	Revenues, operating income and net income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Deductions	Other		Period
Year ended September 25, 2005
Allowances:
— trade receivables	$(5)	$(2)	$5	$—		$(2)
— finance receivables	(1)	1	—	—		—
— notes receivable	(46)	(41)	24	—		(63)
Valuation allowance on deferred tax assets	(139)	76	—	(6	)(a)	(69)

	$(191)	$34	$29	$(6)		$(134)

Year ended September 24, 2006
Allowances:
— trade receivables	$(2)	$—	$1	$—		$(1)
— notes receivable	(63)	(15)	—	—		(78)
Valuation allowance on deferred tax assets	(69)	46	14	(13	)(b)	(22)

	$(134)	$31	$15	$(13)		$(101)

Year ended September 30, 2007
Allowances:
— trade receivables	$(1)	$(37)	$2	$—		$(36)
— notes receivable	(78)	(13)	58	—		(33)
Valuation allowance on deferred tax assets	(22)	(1)	3	—		(20)

	$(101)	$(51)	$63	$—		$(89)

(a)	This amount is related to business acquisitions (See Note 11 to the Consolidated Financial Statements).

(b)	This amount was charged to paid-in capital.

S-1