Form 10-Q
period 2007-12-30
QUALCOMM INC/DE
filed 2008-01-23
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 21, 2008, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,612,288,172

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 30,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,968	$2,411
Marketable securities	4,100	4,170
Accounts receivable, net	703	715
Inventories	522	469
Deferred tax assets	327	435
Collateral held under securities lending	283	421
Other current assets	195	200

Total current assets	9,098	8,821
Marketable securities	4,265	5,234
Property, plant and equipment, net	1,794	1,788
Goodwill	1,499	1,325
Deferred tax assets	606	318
Other assets	1,086	1,009

Total assets	$18,348	$18,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$536	$635
Payroll and other benefits related liabilities	299	311
Dividends payable	228	—
Unearned revenues	206	218
Income taxes payable	52	119
Obligations under securities lending	283	421
Other current liabilities	513	554

Total current liabilities	2,117	2,258
Unearned revenues	137	142
Income taxes payable	194	—
Other liabilities	290	260

Total liabilities	2,738	2,660

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 30, 2007 and September 30, 2007	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,629 and 1,646 shares issued and outstanding at December 30, 2007 and September 30, 2007, respectively	—	—
Paid-in capital	6,400	7,057
Retained earnings	9,076	8,541
Accumulated other comprehensive income	134	237

Total stockholders’ equity	15,610	15,835

Total liabilities and stockholders’ equity	$18,348	$18,495

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2007	2006

Revenues:
Equipment and services	$1,703	$1,342
Licensing and royalty fees	737	677

Total revenues	2,440	2,019

Operating expenses:
Cost of equipment and services revenues	783	634
Research and development	511	440
Selling, general and administrative	389	369

Total operating expenses	1,683	1,443

Operating income	757	576

Investment income, net (Note 3)	173	203

Income before income taxes	930	779
Income tax expense	(163)	(131)

Net income	$767	$648

Basic earnings per common share	$0.47	$0.39

Diluted earnings per common share	$0.46	$0.38

Shares used in per share calculations:
Basic	1,635	1,653

Diluted	1,664	1,685

Dividends per share announced	$0.14	$0.12

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2007	2006
Operating Activities:
Net income	$767	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	91
Non-cash income tax expense	72	54
Non-cash portion of share-based compensation expense	125	130
Incremental tax benefits from stock options exercised	(48)	(32)
Net realized gains on marketable securities and other investments	(82)	(64)
Other-than-temporary losses on marketable securities and other investments	57	1
Other items, net	4	4
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	43	(9)
Inventories	(47)	(81)
Other assets	11	(98)
Trade accounts payable	(77)	47
Payroll, benefits and other liabilities	(35)	38
Unearned revenues	(18)	60

Net cash provided by operating activities	880	789

Investing Activities:
Capital expenditures	(127)	(322)
Purchases of available-for-sale securities	(1,684)	(1,673)
Proceeds from sale of available-for-sale securities	2,492	2,436
Other investments and acquisitions, net of cash acquired	(229)	(220)
Change in collateral held under securities lending	138	—
Other items, net	—	(2)

Net cash provided by investing activities	590	219

Financing Activities:
Proceeds from issuance of common stock	77	97
Incremental tax benefits from stock options exercised	48	32
Repurchase and retirement of common stock	(900)	(96)
Change in obligations under securities lending	(138)	—
Other items, net	(1)	—

Net cash (used) provided by financing activities	(914)	33

Effect of exchange rate changes on cash	1	1

Net increase in cash and cash equivalents	557	1,042
Cash and cash equivalents at beginning of period	2,411	1,607

Cash and cash equivalents at end of period	$2,968	$2,649

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2007 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 30, 2007 and December 31, 2006 included 13 weeks and 14 weeks, respectively.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
     Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning October 1, 2007. See Note 4 for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 30, 2007 and December 31, 2006 were 28,465,000 and 32,063,000, respectively.
     Employee stock options to purchase approximately 117,474,000 and 104,145,000 shares of common stock during the three months ended December 30, 2007 and December 31, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. A put option outstanding at December 30, 2007 to purchase 2,500,000 shares of common stock was not included in the diluted earnings per common share computation because the put option’s exercise

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
price was less than the average market price of the common stock while it was outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 30,	December 31,
	2007	2006
Net income	$767	$648

Other comprehensive income (loss):
Foreign currency translation	10	6
Net unrealized (losses) gains on securities and derivative instruments, net of income taxes	(99)	166
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(49)	(38)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	35	1

Total other comprehensive (loss) income	(103)	135

Total comprehensive income	$664	$783

     Accumulated other comprehensive income consisted of the following (in millions):

	December 30,	September 30,
	2007	2007
Net unrealized gains on marketable securities and derivative instruments, net of income taxes	$127	$240
Foreign currency translation	7	(3)

	$134	$237

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended
	December 30,	December 31,
	2007	2006

Cost of equipment and services revenues	$9	$10
Research and development	57	58
Selling, general and administrative	60	64

Share-based compensation expense before taxes	126	132
Related income tax benefits	(41)	(45)

Share-based compensation expense, net of taxes	$85	$87

Net share-based compensation expense, per common share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

     The Company recorded $13 million and $10 million in share-based compensation expense during the three months ended December 30, 2007 and December 31, 2006, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 30, 2007 and December 31, 2006, $48 million and $32 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At December 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.6 billion, which is expected to be recognized over a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
weighted-average period of 3.6 years. Net stock options, after forfeitures and cancellations, granted during the three months ended December 30, 2007 and December 31, 2006 represented 1.4% and 1.2%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the three months ended December 30, 2007 and December 31, 2006 represented 1.5% and 1.3%, respectively, of outstanding shares as of the end of each fiscal period.
     Future Accounting Requirements. In September 2006, the FASB issued FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued FASB Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The accounting provisions of FAS 157 and FAS 159 will be effective for the Company’s fiscal 2009 beginning September 29, 2008. The Company is in the process of determining the effects, if any, the adoption of FAS 157 and FAS 159 will have on its consolidated financial statements.
Note 2 — Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	December 30,	September 30,	December 30,	September 30,
	2007	2007	2007	2007
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities	$155	$58	$—	$—
Government-sponsored enterprise securities	93	219	—	—
Foreign government bonds	5	8	—	—
Corporate bonds and notes	2,599	2,939	34	21
Mortgage- and asset-backed securities	871	573	—	—
Non-investment grade debt securities	19	19	1,840	1,812
Equity securities	209	203	1,008	1,316
Equity mutual funds and exchange traded funds	—	—	1,383	1,871
Debt mutual funds	149	151	—	214

	$4,100	$4,170	$4,265	$5,234

At December 30, 2007 and September 30, 2007, marketable securities included $277 million and $411 million, respectively, of securities that were loaned under the Company’s securities lending program. At December 30, 2007, marketable securities included $273 million of corporate bonds and notes and mortgage- and asset-backed securities that were hybrid financial instruments measured at fair value with changes recognized in earnings; there were none at September 30, 2007. At December 30, 2007 and September 30, 2007, unrealized gains on marketable securities were $343 million and $510 million, respectively, and unrealized losses were $133 million and $89 million, respectively. At January 18, 2008, unrealized gains were $220 million, and unrealized losses were $235 million.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, Plant and Equipment.

	December 30,	September 30,
	2007	2007
	(In millions)
Land	$124	$124
Buildings and improvements	968	954
Computer equipment	819	800
Machinery and equipment	1,052	999
Furniture and office equipment	50	48
Leasehold improvements	207	205

	3,220	3,130
Less accumulated depreciation and amortization	(1,426)	(1,342)

	$1,794	$1,788

     The net book values of property under capital leases included in buildings and improvements totaled $92 million and $91 million at December 30, 2007 and September 30, 2007, respectively. Capital lease additions were $6 million and $8 million during the three months ended December 30, 2007 and December 31, 2006, respectively.
     Intangible Assets. Net technology-based intangible assets, which are included in other assets, increased to $453 million at December 30, 2007 from $405 million at September 30, 2007. The increase in technology-based intangible assets resulted primarily from business acquisitions during the three months ended December 30, 2007 (Note 8). The weighted-average amortization period for technology-based intangible assets decreased to 11 years at December 30, 2007 from 12 years at September 30, 2007.
Note 3 — Investment Income, Net

	Three Months Ended
	December 30,	December 31,
	2007	2006
	(In millions)
Interest and dividend income	$153	$143
Interest expense	(7)	(2)
Net realized gains on marketable securities	82	64
Other-than-temporary losses on marketable securities	(57)	(1)
Gains (losses) on derivative instruments	2	(1)

	$173	$203

Note 4 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 17% for fiscal 2008, compared to the 9% effective income tax rate in fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 was slightly higher than the estimated annual effective tax rate for fiscal 2008 due to the effect of discrete items, primarily the revaluation of deferred tax assets to reflect changes in the blended state tax rate. The estimated annual effective tax rate for fiscal 2008 is higher than the annual effective tax rate for fiscal 2007 primarily due to the impacts of prior year audits completed and the retroactive extension of the federal research and development tax credit during fiscal 2007.
     The estimated annual effective tax rate for fiscal 2008 is 18% lower than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, the impact of tax audits completed during the year and the generation of research and development credits, partially offset by state taxes.
     On October 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
two-step process prescribed in the interpretation, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the adoption, the Company increased its liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. The Company historically classified such liabilities as reductions to deferred tax assets or as current income taxes payable. Upon adoption, the Company reclassified $174 million in unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to noncurrent income taxes payable. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $224 million, of which $159 million would affect the effective tax rate if recognized.
     The Company’s policy of including interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption, the amounts recognized in income tax expense and income taxes payable for interest and penalties relating to unrecognized tax benefits were nominal.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of October 1, 2007, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to fiscal 2004. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2005 and 2006, which is anticipated to be completed by August 2009. The Company is subject to examination by the California Franchise Tax Board for fiscal 2003 through 2006. The Company is also subject to income taxes in many state and local taxing jurisdictions in the U.S. and around the world, many of which are open to tax examinations for periods after fiscal 2002. Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
     The Company has not provided United States income taxes nor foreign withholding taxes on a cumulative total of approximately $5.1 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of December 30, 2007, the Company has provided a valuation allowance of $6 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $14 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, increased by approximately $187 million from September 30, 2007 to December 30, 2007, primarily due to the adoption of FIN 48, changes in unrealized marketable securities gains and losses and tax benefits from share-based compensation expense, partially offset by the use of tax credits as a result of continued profitable operations.
Note 5 — Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 30, 2007 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance at September 30, 2007	$15,835
Net income	767
Other comprehensive loss	(103)
Repurchase of common stock	(899)
Net proceeds from the issuance of common stock	69
Share-based compensation	124
Tax benefits from exercise of stock options	45
Value of stock options exchanged for acquisitions	2
Dividends	(228)
Cumulative effect of adopting FIN 48	(2)

Balance at December 30, 2007	$15,610

     Stock Repurchase Program. On May 22, 2007, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. In connection with the Company’s stock repurchase program, the Company sold a put option on its own stock during fiscal 2007, which was exercised during the three months ended December 30, 2007 requiring the Company to repurchase and retire 2,500,000 shares of its common stock for approximately $95 million (net of the put option premium received). During the three months ended December 30, 2007, the Company repurchased and retired 22,389,000 shares of the Company’s common stock for $894 million (net of the premium received related to the put option that was exercised). At December 30, 2007, the Company had one outstanding put option that may enable the holder, in March 2008, to sell 2,500,000 shares of the Company’s common stock to the Company for approximately $94 million (net of the put option premium received), and the recorded value of the put option liability was $7 million at December 30, 2007. At December 30, 2007, approximately $670 million remained authorized for repurchase under the stock repurchase program, net of the put option outstanding. Since December 30, 2007, the Company has repurchased and retired 17,727,000 shares of the Company’s common stock for $668 million.
     Dividends. Cash dividends announced in the three months ended December 30, 2007 and December 31, 2006 were $0.14 and $0.12 per share, respectively. During the three months ended December 30, 2007 and December 31, 2006, dividends charged to retained earnings were $228 million and $198 million, respectively. On January 16, 2008, the Company announced a cash dividend of $0.14 per share on the Company’s common stock, payable on March 28, 2008 to stockholders of record as of February 29, 2008, which will be recorded in the second fiscal quarter.
Note 6 — Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint in the New Jersey case, adding the allegations from a state court case in California that had been stayed, as discussed below, and a federal antitrust claim based on the California allegations. Two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) have been dismissed by agreement of the parties. Trial was held in May 2007 in one of the remaining Central District Court patent actions, and on May 29, 2007, the jury rendered a verdict finding willful infringement of three patents and awarding past damages in the approximate amount of $20 million, which has been expensed pending appeals. On December 31, 2007, the Court issued an order enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe on Broadcom’s patents, subject to a specified limited license through January 2009 on two of the three patents and with respect to the third patent, a limited license as to one set of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
products. The immediately enjoined products are those WCDMA products that relate to patent number 6,847,686 (the ‘686 patent). With respect to EVDO products involving the ‘686 patent (as well as products relating to the two remaining patents), the judge’s order provides for a permanent injunction, but stays the effect of that injunction until January 31, 2009, with respect to companies that purchased these enjoined products as of May 29, 2007. The stay is subject to certain conditions, including the Company’s payment of ongoing royalties. The Company has filed a motion with the District Court to stay the order pending appeal, as well as a motion to clarify certain aspects of the order. These motions will be heard on January 28, 2008.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit has issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company is appealing both the infringement finding and the cease and desist order and the exclusion order to the United States Court of Appeal for the Federal Circuit, and Broadcom is appealing certain rulings of the ALJ. The Company filed its opening brief in the Federal Circuit on November 1, 2007. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s Cease and Desist Order by the Company. The ITC instituted formal enforcement proceedings and referred the matter to the original ALJ who has scheduled a hearing on the matter commencing on April 22, 2008. The target date for completion of the investigation is November 28, 2008. On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the Court ordered the case stayed pending resolution of the New Jersey case, referenced above.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the Patent Office but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The Court also ordered QUALCOMM to pay Broadcom’s attorneys’ fees and costs for the case. QUALCOMM and Broadcom have each filed notices of appeal. On December 13, 2007, the Company filed its opening brief with the Court of Appeals for the Federal Circuit. On January 7, 2008, the Magistrate Judge considering Broadcom’s motions for sanctions against the Company for discovery violations issued an Order sanctioning the Company and eight of its retained outside attorneys for those discovery violations. The Magistrate Judge referred the eight outside attorneys to the California State Bar for an investigation into possible ethics violations and ordered the Company to participate in a process to create a model discovery protocol. The Magistrate Judge reaffirmed the District Court’s previous award of Broadcom’s attorneys’ fees.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case has been stayed pending resolution of the ITC case referred to below. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. The technical issues in the case were tried in December 2007 and are awaiting the decision of the Court. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the ITC commenced an investigation, and the Company subsequently withdrew three of the patents from the proceedings. The trial was completed in September 2007, and the ITC ALJ issued an Initial Determination on December 12, 2007 of no violation by Nokia. Both parties have filed petitions for Commission review of the Initial Determination. The target date for issuance of the Final Determination by the Commission is expected on April 14, 2008. On August 9, 2006, the Company filed an action in the District Court of Dusseldorf, Federal Republic of Germany, against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the High Court of Paris, France against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On October 9, 2006, the Company filed an action in the Milan Court, Italy against Nokia alleging infringement of two patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. In February 2007, the Company initiated proceedings in the People’s Republic of China against Nokia for infringement of three patents by Nokia’s GSM/GPRS/EDGE products. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of three patents and in the Western District of Wisconsin for infringement of two patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. In response, Nokia filed counterclaims alleging infringement by the Company of six Nokia patents, two of which Nokia also asserted against the Company’s subsidiary, MediaFLO USA, Inc. Trial in the Texas case is set for August 3, 2009, and discovery began in January 2008. Nokia has filed petitions with the United States Patent & Trademark Office (“USPTO”) seeking reexamination of the three patents at issue in the Texas case. In response, the USPTO has initiated reexamination proceedings but to date has not issued any office actions. On October 17, 2007, the Company and MediaFLO USA, Inc. filed a motion to stay Nokia’s infringement counterclaims pending the arbitration proceeding filed on April 5, 2007, discussed below. On November 16, 2007, Nokia filed a motion to stay the Company’s infringement claims pending the reexamination proceedings identified above. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California and the parties have consolidated the matter with the San Diego matter referenced above and stipulated to a stay of the proceedings pending final resolution of the ITC matter referenced above. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular devices (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties. An arbitration panel has been selected by the parties, and the arbitrators have issued an order scheduling the first phase of the arbitration for July 2008.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. The Company has moved to dismiss the complaint. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. Both parties have moved to dismiss the other’s complaints, but the parties have also discussed and are negotiating, at the Court’s suggestion, an agreement in which the arbitration filed by the Company would be consolidated into the Delaware case discussed above. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regard to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments. On October 23, 2007, the German court dismissed Nokia’s claims. Nokia has filed an appeal. On November 14, 2007, the Dutch court dismissed Nokia’s claims. On August 16, 2007, Nokia Corporation and Nokia Inc. filed a complaint with the United States International Trade Commission (ITC) alleging importation of products that infringe five Nokia patents and seeking an exclusionary order and a cease and desist order. The ITC instituted an investigation on September 17, 2007. The Company filed a motion to terminate the investigation pending resolution of the arbitration proceeding instituted by the Company on April 5, 2007. On October 18, 2007, the ALJ issued an order recommending the Company’s motion be granted. On November 21, 2007, the ITC announced that it would not review the ALJ’s determination, thus rendering that determination final.
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The District Court suit for damages is stayed pending resolution of the ITC proceeding. The ITC instituted the investigation on May 15, 2007. On July 11, 2007, the ITC issued an order that set August 21, 2008 as the target date for completion of the investigation. The hearing is scheduled to begin on February 25, 2008.
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
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of December 30, 2007 for the remainder of fiscal 2008 and for each of the subsequent four years from fiscal 2009 through 2012 were approximately $936 million, $125 million, $80 million, $59 million and $32 million, respectively, and $8 million thereafter. Of these amounts, for the remainder of fiscal 2008 and for fiscal 2009, commitments to purchase integrated circuit product inventories comprised $688 million and $28 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2039. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of December 30, 2007 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2008	$5	$54	$59
2009	6	67	73
2010	6	54	60
2011	6	38	44
2012	7	30	37
Thereafter	183	163	346

Total minimum lease payments	$213	$406	$619

Deduct: Amounts representing interest	(116)

Present value of minimum lease payments	97
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$97

Note 7 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on our CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

•	Qualcomm Enterprise Services (QES) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services.

•	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
December 30, 2007
Revenues	$1,574	$650	$210	$1	$5	$2,440
EBT	470	541	24	(55)	(50)	930
December 31, 2006
Revenues	$1,230	$600	$188	$—	$1	$2,019
EBT	316	498	20	(43)	(12)	779
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 30,	December 31,
	2007	2006
Revenues
Elimination of intersegment revenue	$(3)	$(7)
Other nonreportable segments	8	8

Reconciling items	$5	$1

Earnings (losses) before income taxes
Unallocated research and development expenses	$(76)	$(82)
Unallocated selling, general and administrative expenses	(82)	(80)
Unallocated cost of equipment and services revenues	(9)	(10)
Unallocated investment income, net	161	199
Other nonreportable segments	(43)	(35)
Intracompany eliminations	(1)	(4)

Reconciling items	$(50)	$(12)

     During the three months ended December 30, 2007 and December 31, 2006, unallocated research and development expenses included $57 million and $58 million, respectively, and unallocated selling, general and administrative expenses included $58 million and $63 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
December 30, 2007
Revenues from external customers	$1,573	$650	$208	$1
Intersegment revenues	1	—	2	—
December 31, 2006
Revenues from external customers	$1,225	$600	$186	$—
Intersegment revenues	5	—	2	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, and the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $485 million and $457 million at December 30, 2007 and September 30, 2007, respectively. Reconciling items for total assets included $216 million and $215 million at December 30, 2007 and September 30, 2007, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain intangible and other assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 30,	September 30,
	2007	2007
QCT	$957	$921
QTL	13	29
QWI	202	200
QSI	914	896
Reconciling items	16,262	16,449

Total consolidated assets	$18,348	$18,495

Note 8 — Acquisitions
     During the three months ended December 30, 2007, the Company acquired three businesses for total cash consideration of $226 million. Approximately $3 million in consideration payable in cash through June 2009 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $151 million is expected to be deductible for tax purposes, was assigned to the QWI and QCT segments in the amounts of $151 million and $20 million, respectively. Technology-based intangible assets recognized in the amount of $58 million are being amortized on a straight-line basis over a weighted-average amortization period of six years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2007 contained in our 2007 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Developments
     Revenues for the first quarter of fiscal 2008 were $2.4 billion, with net income of $767 million. The following recent developments occurred with respect to key elements of our business or our industry during the first quarter of fiscal 2008:
•	Worldwide wireless subscribers grew by more than 4% to reach approximately 3.3 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), are approximately 17% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 560 million worldwide by December 30, 2007, including approximately 385 million CDMA2000 1X/1xEV-DO subscribers and approximately 175 million WCDMA/HSPA subscribers. (1)

•	CDMA-based device shipments totaled approximately 95 million units, an increase of 28% over the 74 million units shipped in the year ago quarter. (2) (4)

•	CDMA-based device shipments grew faster than total worldwide devices and represent an estimated 33% of the total (287 million) worldwide device shipments, compared to 29% of the total (254 million) shipments in the year ago quarter. (2) (3)

•	The average selling price of CDMA-based devices was estimated to be approximately $211, up 1% from the year ago quarter. (2) (4)

•	We shipped approximately 79 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices and data modules, an increase of 34%, compared to approximately 59 million MSM integrated circuits in the year ago quarter.

•	We continue to invest in new emerging technologies and services through acquisitions and research and development. In the first quarter of fiscal 2008, we completed the acquisition of Firethorn Holdings, LLC, a mobile commerce enabler, SoftMax Inc., a developer of noise reduction technology for mobile devices, and Open Interface North America, Inc., a developer of enabled Bluetooth software.

•	We are engaged in multiple disputes with Nokia Corp., including arbitration over Nokia’s obligation to pay royalties for the use of certain of our patents. As a result, under generally accepted accounting principles, we are not recording royalty revenue attributable to Nokia’s sales after April 9, 2007 until an arbitrator (or court) awards damages or the disputes are otherwise resolved by agreement with Nokia, resulting in a negative impact on royalty revenues reported by our QTL segment. We expect legal activity in this area to remain high during 2008.

•	We continue to be engaged in litigation with Broadcom Corporation in various forums. On December 31, 2007, the Federal District Court in Santa Ana, California issued an injunction as to certain of our products, while enjoining but mandating a limited license with respect to other products. We continue the effort to design products to avoid the claims of the patents found by the jury to infringe Broadcom’s patents. We have already announced that we expect devices to be available before the end of the first calendar quarter of 2008 that incorporate chipsets which do not include the accused function of the 6,847,686 patent. We have filed a motion for stay and a motion asking that the judge clarify certain portions of his ruling, and we will appeal the adverse findings in this case.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	First quarter of fiscal 2008 information was derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity. First quarter of fiscal 2007 information was derived from reports provided by our licensees/manufacturers during the quarter.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.

(4)	We perform periodic audits of the royalties payable by our licensees. As a result of our audit process, we determined during the fourth quarter of fiscal 2007 that total CDMA-based device shipments and average selling prices (ASPs) should be adjusted for certain periods. Historical units and ASPs for the first quarter of fiscal 2007 have been revised to reflect these adjustments. The adjustments related only to device shipments and ASPs and did not impact the amount or timing of our revenue.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM),

Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless devices and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 65% and 61% of total consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives revenue from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 27% and 30% of total consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through December 2007, QES has shipped approximately 1,229,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities. QWI revenues comprised 9% of total consolidated revenues in the first quarter of both fiscal 2008 and 2007.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers services over our nationwide multicasting network based on our MediaFLO MDS and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain functions that are provided by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Nonreportable segments include: the Qualcomm MEMS Technologies division, which is developing an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the Qualcomm Flarion Technologies division, which is developing OFDM/OFDMA technologies; the MediaFLO Technologies division, which is developing our MediaFLO MDS and FLO technology and markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The deployment and upgrading of CDMA2000 networks is expected to continue.
•	More than 240 operators have launched CDMA2000 1X; (1)

•	More than 80 operators have deployed the higher data speeds of 1xEV-DO and more than 15 operators have deployed, and several more are preparing to deploy EV-DO Revision A. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
•	More than 195 GSM operators have migrated their networks to WCDMA; (2)

•	More than 165 operators have launched commercial HSDPA networks, and more than 25 operators have launched commercial HSUPA networks. (2)
•	We expect WCDMA device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA, we expect consumer demand for advanced 3G devices to accelerate.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a considerable portion of our research and development initiatives in fiscal 2008 will not reach commercialization until several years in the future.

•	We expect demand for low-end wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into one chip, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest resources aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:

•	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

•	OFDM and OFDMA-based technologies;

•	Our BREW applications platform, content delivery services and user interfaces;

•	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

•	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom and Nokia, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and, in some cases, to rebuff efforts by companies to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their January 2008 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 35%, 24%, 16% and 11%, respectively, of total consolidated revenues for the first three months of fiscal 2008, as compared to 29%, 23%, 17% and 13%, respectively, for the first three months of fiscal 2007. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The increase in revenues from customers in South Korea from 29% to 35% of total revenues is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in South Korea and royalty revenue from customers in South Korea. Combined revenues from customers in Japan and the United States decreased as a percentage of total revenues, from 30% to 27%, primarily due to increased activity by manufacturers with locations in South Korea.
Critical Accounting Policies and Estimates
     Income Taxes. On October 1, 2007, we adopted the accounting provisions of FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.” As a result of the adoption, we increased our liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” for additional information. As of December 30, 2007, our liability for net unrecognized tax benefits was $194 million.
     Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Although the timing and ultimate resolution of audits is uncertain, we do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
     Revenues. Total revenues for the first quarter of fiscal 2008 were $2.44 billion, compared to $2.02 billion for the first quarter of fiscal 2007.
     Revenues from sales of equipment and services for the first quarter of fiscal 2008 were $1.70 billion, compared to $1.34 billion for the first quarter of fiscal 2007. Revenues from sales of integrated circuit products increased $339 million, resulting primarily from an increase of $296 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $60 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first quarter of fiscal 2008 were $737 million, compared to $677 million for the first quarter of fiscal 2007. Revenues from licensing and royalty fees increased primarily as a result of a $54 million increase in QTL royalties related to an increase in sales of CDMA-based products by licensees, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2008 was $783 million, compared to $634 million for the first quarter of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the first quarter of fiscal 2008, compared to 47% for the first quarter of fiscal 2007. The improvement in margin percentage in the first quarter of fiscal 2008 compared to fiscal 2007 was primarily attributable to an improvement in QCT gross margin, partially offset by the effect related to the commencement of our MediaFLO services in March 2007. Cost of equipment and services revenues in the first quarter of fiscal 2008 included $9 million in share-based compensation, compared to $10 million in the first quarter of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first quarter of fiscal 2008, research and development expenses were $511 million or 21% of revenues, compared to $440 million or 22% of revenues for the first quarter of fiscal 2007. The dollar increase was primarily attributable to a $63 million increase in costs related to integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. The increase in research and development expenses incurred also related to the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses for the first quarter of fiscal 2008 included share-based compensation of $57 million, compared to $58 million in the first quarter of fiscal 2007.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2008, selling, general and administrative expenses were $389 million or 16% of revenues, compared to $369 million or 18% of revenues for the first quarter of fiscal 2007. The dollar increase was primarily attributable to a $32 million increase in employee related expenses, partially offset by a $15 million decrease in bad debt expense. Selling, general and administrative expenses for the first quarter of fiscal 2008 included share-based compensation of $60 million, compared to $64 million in the first quarter of fiscal 2007.

     Net Investment Income. Net investment income was $173 million for the first quarter of fiscal 2008, compared to $203 million for the first quarter of fiscal 2007. The net decrease was primarily comprised as follows (in millions):

	Three Months Ended
	December 30,	December 31,
	2007	2006	Change
Interest and dividend income:
Corporate and other segments	$152	$142	$10
QSI	1	1	—
Interest expense	(7)	(2)	(5)
Net realized gains on investments:
Corporate	71	63	8
QSI	11	1	10
Other-than-temporary losses on investments	(57)	(1)	(56)
Gains (losses) on derivative instruments	2	(1)	3

	$173	$203	$(30)

     The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was primarily a result of higher average cash and marketable securities balances. Other-than-temporary losses in the first quarter of fiscal 2008 generally related to market liquidity concerns that have depressed securities values over the past few months. Net realized gains on corporate investments increased primarily due to sales of securities to reallocate certain portfolio assets.
     Income Tax Expense. Income tax expense was $163 million for the first quarter of fiscal 2008, compared to $131 million for the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 was 18%, as compared to 17% for the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 was slightly higher than the 17% estimated annual effective rate for fiscal 2008 due to the effect of discrete items, primarily the revaluation of deferred tax assets to reflect changes in the blended state tax rate.
     The estimated annual effective tax rate for fiscal 2008 is 18% lower than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Our Segment Results for the First Quarter of Fiscal 2008 Compared to the First Quarter of Fiscal 2007
     The following should be read in conjunction with the first quarter financial results of fiscal 2008 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Segment Information.”
     QCT Segment. QCT revenues for the first quarter of fiscal 2008 were $1.57 billion, compared to $1.23 billion for the first quarter of fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.54 billion for the first quarter of fiscal 2008, compared to $1.20 billion for the first quarter of fiscal 2007. The increase in equipment and services revenue resulted primarily from an increase of $296 million related to higher unit shipments and an increase of $60 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 79 million MSM integrated circuits were sold during the first quarter of fiscal 2008, compared to approximately 59 million for the first quarter of fiscal 2007.
     QCT’s earnings before taxes for the first quarter of fiscal 2008 were $470 million, compared to $316 million for the first quarter of fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 30% in the first quarter of fiscal 2008, compared to 26% in the first quarter of fiscal 2007. The increase in operating margin percentage was primarily due to the increase in revenues and an increase in gross margin percentage, resulting from the net effects of changes in product mix and the average unit costs of such products.

     QCT inventories increased by 14% since September 30, 2007 to $442 million at December 30, 2007 due to the shift in our manufacturing business model from turnkey to IFM and related increased purchases of completed die directly from foundry suppliers for use in QCT’s integrated circuit products.
     QTL Segment. QTL revenues for the first quarter of fiscal 2008 were $650 million, compared to $600 million for the first quarter of fiscal 2007. QTL’s earnings before taxes for the first quarter of fiscal 2008 were $541 million, compared to $498 million for the first quarter of fiscal 2007. QTL’s operating margin percentage was 83% in the first quarter of fiscal 2008, compared to 82% in the first quarter of fiscal 2007. The increase in revenues primarily resulted from a $54 million increase in royalties, which were $640 million in the first quarter of fiscal 2008, compared to $586 million in the first quarter of fiscal 2007. The increase in royalties resulted from an increase in sales of CDMA-based products by licensees, partially offset by the effect of Nokia’s failure to report royalties on sales after April 9, 2007. Revenues from amortized license fees were $10 million in the first quarter of fiscal 2008, compared to $14 million in the first quarter of fiscal 2007. The increase in QTL’s earnings before taxes for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily attributable to the increase in revenues.
     QWI Segment. QWI revenues for the first quarter of fiscal 2008 were $210 million, compared to $188 million for the first quarter of fiscal 2007. Revenues increased primarily due to an increase in QIS revenue of $15 million and an increase in QES revenue of $4 million. The increase in QIS revenue was primarily attributable to increases in fees related to our expanded BREW customer base and products and increases in QChat revenue resulting from increased development efforts under the licensing agreement with Sprint. The increase in QES revenue primarily resulted from higher messaging revenues. QES shipped approximately 36,100 terrestrial-based and satellite-based systems during the first quarter of fiscal 2008, compared to approximately 33,600 terrestrial-based and satellite-based systems in the first quarter of fiscal 2007.
     QWI’s earnings before taxes for the first quarter of fiscal 2008 were $24 million, compared to $20 million for the first quarter of fiscal 2007. QWI’s operating margin percentage was 11% in the first quarter of both fiscal 2008 and 2007.
     QSI Segment. QSI’s loss before taxes for the first quarter of fiscal 2008 was $55 million, compared to $43 million for the first quarter of fiscal 2007. QSI’s loss before taxes included a $21 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of $22 million in cost of equipment and services revenues related to the commencement of our MediaFLO services in March 2007.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $11.3 billion at December 30, 2007, a decrease of $482 million from September 30, 2007. Our cash, cash equivalents and marketable securities at December 30, 2007 consisted of $5.9 billion held by foreign subsidiaries with the remaining balance of $5.4 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $880 million during the first quarter of fiscal 2008, compared to $789 million during the first quarter of fiscal 2007. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $77 million during the first quarter of fiscal 2008, compared to $97 million during the first quarter of fiscal 2007.
     On May 22, 2007, we announced we had been authorized to repurchase up to $3.0 billion of our common stock. The stock repurchase program has no expiration date. During the first quarter of fiscal 2008, we repurchased and retired 22,389,000 shares of our common stock for $894 million. In connection with the stock repurchase program, we have a put option outstanding, with an expiration date of March 2008, that may require us to repurchase an aggregate of 2,500,000 shares of our common stock upon exercise for $94 million (net of the option premium received). Any shares repurchased upon exercise of put options are retired. At December 30, 2007, $670 million remained authorized for repurchases under our stock repurchase program, net of the put option outstanding. Since December 30, 2007, we have repurchased and retired 17,727,000 shares of our own common stock for approximately $668 million.

     We announced dividends totaling $228 million, or $0.14 per share, during the first quarter of fiscal 2008, which were paid on January 4, 2008. On January 16, 2008, we announced a cash dividend of $0.14 per share on our common stock, payable on March 28, 2008 to stockholders of record as of February 29, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable decreased by 2% during the first quarter of fiscal 2008. Days sales outstanding, on a consolidated basis, were 24 days at December 30, 2007 compared to 27 days at September 30, 2007.
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
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     As a result of the adoption of FIN 48 during the first quarter of fiscal 2008, we have recorded a $194 million liability for uncertain tax positions, of which $113 million may result in cash payment. We are not updating the disclosures in our long-term contractual obligations table presented in our 2007 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.
     Additional information regarding our financial commitments at December 30, 2007 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Future Accounting Requirements
     In September 2006, the FASB issued FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued FASB Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. The accounting provisions of FAS 157 and FAS 159 will be effective for our fiscal 2009 beginning September 29, 2008. We are in the process of determining the effects, if any, the adoption of FAS 157 and FAS 159 will have on our consolidated financial statements.
Risk Factors
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, including our financial statements and the related notes.

If deployment of our technologies does not expand as expected, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer since we generally have not generated revenues from GSM product sales. In addition to CDMA technology, we continue invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and deployed commercially. If OFDMA is not widely adopted and deployed commercially, our investments in OFDMA technology may not provide us an adequate return.
     Our business and the deployment of our technologies, products and services are dependent on the success of our customers, licensees and CDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees and CDMA-based wireless operators may incur lower operating margins on products or services based on our technologies than on products using alternative technologies as a result of greater competition or other factors. If CDMA-based wireless operators, wireless device and/or infrastructure manufacturers cease providing CDMA-based products and/or services, the deployment of CDMA technology could be negatively affected, and our business could suffer.
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
     Although we own a very strong portfolio of issued and pending patents related to GPRS, EDGE, OFDM, OFDMA and MIMO technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA-based technology) in its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax. Other operators are considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next generation technologies for deployment in existing or future spectrum bands. Verizon has announced its intention to begin developing its chosen fourth generation (4G) technology, LTE, during 2008 and to prepare for the time when its customers start demanding such 4G capabilities, while continuing the expansion and operation of its existing CDMA-based technologies for many years to come. Although we believe that our patented technology is essential and useful to implementation of the WiMax, LTE or UMB standards, we might not achieve the same royalty revenue on such WiMax, LTE or UMB deployments as on CDMA/WCDMA, and we might not achieve the same chipset market shares within a WiMax, LTE or UMB network.

Our three largest customers accounted for 39% and 40% of consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively, and 41% and 39% of total consolidated revenues in fiscal 2007 and 2006, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     Our QTL segment derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 145 licensees, we derive a significant portion of our royalty revenue from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, and (iv) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, have submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it has initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. While this action does not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that 1) two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and THINmultimedia Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean competition laws and 2) unnamed parties filed a complaint with the JFTC allegedly claiming that our business practices are, in some way a violation of the Japanese competition laws. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Recent decisions from the United States courts relating to patents may affect the ability to enforce patent rights. In addition, a recent case argued before the United States Supreme Court has sought to extend the concept of “patent exhaustion” in a manner which could have an adverse impact on our licensing business. Within the United States Senate and House of Representatives, committee work has progressed to draft a “patent reform law,” with the House and Senate committees each having reported a different draft bill to the full House and Senate, respectively. The full House has adopted its committee’s draft bill. The end product of such work could be new patent legislation detrimental to our licensing program or to the sale or use of our products or technology. Any efforts we make to inform and educate policymakers about the effects of such potential changes may absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
     We expect that we will continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or negotiating leverage in licensing negotiations. We may not be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets) and the imposition of royalty payments that might make sales of our chipsets uneconomic. Any such litigation could severely disrupt the business of our chipset customers and their wireless customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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
     In addition, intellectual property rights claims in our industry are common, and, as the number of competitors in our market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset customers could also become the targets of litigation. Any such litigation could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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
     Companies that promote non-CDMA technologies (e.g. GSM) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Intel, LSI Corporation, NEC, Nokia, Renesas, Samsung, Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to the display market, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $216 million in assets (including $128 million in goodwill) at December 30, 2007. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which, in turn, could negatively impact our operating results.
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
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third party supplier or the inability of a third party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term contracts. Our reliance on sole or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenue, and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 89% and 87% in the first quarter of fiscal 2008 and 2007, respectively, and 87% in fiscal 2007 and 2006. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, loans and employment.
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
     Global economic conditions can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on wireless device inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation and/or deflation and economic recessions could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. During the first quarter of fiscal 2008, 75% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during the first quarter of fiscal 2007, respectively. During fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 70% during fiscal 2006. These customers sell their products to markets worldwide, including Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     Customer acceptance of the services our MediaFLO businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, media content offerings and rate plans. Our operator partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care or content. Obtaining content that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, operator selection of competing technologies or consumer preferences.
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
     The market for our products and technology is characterized by many factors, including:
•	rapid technological advances and evolving industry standards;

•	changes in customer requirements and consumer expectations;

•	frequent introductions of new products and enhancements;

•	evolving methods for transmission of wireless voice and data communications; and

•	intense competition from companies with greater resources, customer relationships and distribution capabilities.
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
     Our OmniTRACS and OmniVision systems operate on leased Ku-band satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and does not currently have back-up capability. Our agreement with a third party to provide network and satellite services (including procuring satellite space) in Europe expires in September 2012. We believe our agreements will provide sufficient transponder capacity for our OmniTRACS and OmniVision operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. On February 6, 2007, Globalstar announced that many Globalstar satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. Globalstar stated that unless remedied, by some time in 2008, this degradation or degraded performance will have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. On May 30, 2007, Globalstar announced that four Globalstar satellites were successfully launched, and four additional satellites are planned for launch shortly. Globalstar stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the recent launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
     Our MediaFLO network and systems currently operate in the United States market on a leased Ku-band satellite transponder. Our primary program content and data distribution satellite transponder lease runs through December 31, 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our domestic United States MediaFLO services through fiscal 2012. Additionally, our MediaFLO Transmitter Sites are monitored and controlled by a variety of terrestrial-based data circuits relying on various terrestrial and satellite communication networks operated by third parties. A failure to maintain adequate satellite capacity or the unavailability or nonperformance of the terrestrial-based network systems could have an adverse effect on our business and operating results.
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
     At December 30, 2007, we had remaining authority to repurchase up to $670 million of our common stock, net of a put option outstanding. Since December 30, 2007, we have repurchased and retired 17,727,000 shares of our common stock for $668 million. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
     As part of our stock repurchase program, we sold put options to reduce the cost of repurchasing stock. As of December 30, 2007, we have one put option outstanding that may require us to repurchase 2.5 million shares for approximately $94 million. In the event of a significant and unexpected drop in stock price, this arrangement may require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such an overpayment may have an adverse effect on the effectiveness of our overall stock repurchase program and may reduce value for our stockholders.
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
     Our products and services and those of our customers and licensees are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2007 Annual Report on Form 10-K. At December 30, 2007, there have been no other material changes to the market risks described at September 30, 2007 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest our cash in a number of diversified investment and non-investment grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2008	2009	2010	2011	2012	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash and cash equivalents	$897	—	—	—	—	—	—	$897
Interest rate	4.9%
Available-for-sale securities:
Investment grade	$1,228	$237	$252	$92	$31	$23	$212	$2,075
Interest rate	5.1%	5.4%	4.0%	5.2%	4.8%	7.5%	5.3%
Non-investment grade	$12	$19	$15	$40	$41	$411	—	$538
Interest rate	5.5%	8.4%	9.0%	9.0%	8.0%	9.0%

Floating interest-bearing securities:
Cash and cash equivalents	$1,947	—	—	—	—	—	—	$1,947
Interest rate	4.1%
Available-for-sale securities:
Investment grade	$168	$349	$293	$50	$76	$89	$806	$1,831
Interest rate	4.9%	5.1%	5.1%	5.2%	5.3%	5.5%	5.7%
Non-investment grade	$7	$8	$28	$63	$111	$390	$714	$1,321
Interest rate	7.0%	7.5%	7.2%	6.7%	7.0%	6.9%	7.1%
          Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. We have a diversified marketable securities portfolio, including mutual fund and exchange traded fund shares that is subject to equity price risk. The recorded values of marketable equity securities decreased to $1.22 billion at December 30, 2007 from $1.52 billion at September 30, 2007. The recorded values of equity mutual fund and exchange traded fund shares decreased to $1.38 billion at December 30, 2007 from $1.87 billion at September 30, 2007. We made equity investments in companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange traded fund shares at December 30, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $260 million.
     In connection with our stock repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At December 30, 2007, we had one outstanding put option, enabling the holder to sell 2,500,000 shares of our common stock upon exercise for approximately $94 million (net of the option premium received). The put option liability, with a fair value of $7 million at December 30, 2007, was included in other current liabilities. If the fair value of our common stock at December 30, 2007 decreased by 15%, the amount required to physically settle the put option would exceed the fair value of the shares by $9 million, net of the $8 million in premium received.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer purchases of equity securities during the first quarter of fiscal 2008 were (in millions, except share and per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share (1)	Programs (2)	Programs (2)
October 1, 2007 to October 28, 2007	10.5	$41.41	10.5	$1,225

October 29, 2007 to November 25, 2007	8.6	$38.74	8.6	$891

November 26, 2007 to December 30, 2007	3.3	$40.08	3.3	$764

Total	22.4	$40.18	22.4	$764

(1)	Average Price Paid Per Share excludes cash paid for commissions. We repurchased 2.5 million shares in the first quarter of 2008 upon the exercise of an outstanding put option. A premium of $6 million was excluded from the average price paid per share. If the premium had been included, the average price paid per share for the purchases of shares made during the first quarter would have been $39.91.

(2)	On May 22, 2007, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock with no expiration date. The approximate dollar value of shares that may yet be purchased has not been reduced by the net cost of $94 million (net of the premiums received) of 2.5 million shares that may be repurchased related to put options outstanding at December 30, 2007. Since December 30, 2007, we have repurchased and retired 17,272,000 shares of our common stock for $668 million.
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

Dated: January 23, 2008