Form 10-Q
period 2008-03-30
QUALCOMM INC/DE
filed 2008-04-23
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 21, 2008, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,618,689,983

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,803	$2,411
Marketable securities	3,325	4,170
Accounts receivable, net	728	715
Inventories	612	469
Deferred tax assets	357	435
Collateral held under securities lending	334	421
Other current assets	192	200

Total current assets	8,351	8,821
Marketable securities	4,436	5,234
Property, plant and equipment, net	1,817	1,788
Goodwill	1,520	1,325
Deferred tax assets	770	318
Other assets	1,258	1,009

Total assets	$18,152	$18,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$658	$635
Payroll and other benefits related liabilities	282	311
Unearned revenues	212	218
Income taxes payable	22	119
Obligations under securities lending	334	421
Other current liabilities	530	554

Total current liabilities	2,038	2,258
Unearned revenues	128	142
Income taxes payable	212	—
Other liabilities	297	260

Total liabilities	2,675	2,660

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at March 30, 2008 and September 30, 2007	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,617 and 1,646 shares issued and outstanding at March 30, 2008 and September 30, 2007, respectively	—	—
Paid-in capital	5,976	7,057
Retained earnings	9,616	8,541
Accumulated other comprehensive (loss) income	(115)	237

Total stockholders’ equity	15,477	15,835

Total liabilities and stockholders’ equity	$18,152	$18,495

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Revenues:
Equipment and services	$1,725	$1,370	$3,429	$2,712
Licensing and royalty fees	881	851	1,618	1,528

Total revenues	2,606	2,221	5,047	4,240

Operating expenses:
Cost of equipment and services revenues	820	634	1,604	1,268
Research and development	553	454	1,064	895
Selling, general and administrative	420	385	808	754

Total operating expenses	1,793	1,473	3,476	2,917

Operating income	813	748	1,571	1,323

Investment income, net (Note 3)	93	180	265	383

Income before income taxes	906	928	1,836	1,706
Income tax expense	(140)	(202)	(303)	(333)

Net income	$766	$726	$1,533	$1,373

Basic earnings per common share	$0.47	$0.44	$0.94	$0.83

Diluted earnings per common share	$0.47	$0.43	$0.93	$0.81

Shares used in per share calculations:
Basic	1,617	1,659	1,626	1,656

Diluted	1,643	1,693	1,653	1,689

Dividends per share announced	$0.14	$0.12	$0.28	$0.24

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30,	April 1,
	2008	2007
Operating Activities:
Net income	$1,533	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	184
Non-cash income tax expense	82	229
Non-cash portion of share-based compensation expense	255	257
Incremental tax benefits from stock options exercised	(101)	(119)
Net realized gains on marketable securities and other investments	(118)	(119)
Other-than-temporary losses on marketable securities and other investments	119	2
Other items, net	(11)	6
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	8	(17)
Inventories	(135)	(98)
Other assets	42	(155)
Trade accounts payable	20	134
Payroll, benefits and other liabilities	(66)	1
Unearned revenues	(20)	102

Net cash provided by operating activities	1,827	1,780

Investing Activities:
Capital expenditures	(428)	(414)
Purchases of available-for-sale securities	(2,960)	(3,581)
Proceeds from sale of available-for-sale securities	3,989	4,345
Other investments and acquisitions, net of cash acquired	(275)	(227)
Change in collateral held under securities lending	87	—
Other items, net	26	1

Net cash provided by investing activities	439	124

Financing Activities:
Proceeds from issuance of common stock	236	255
Incremental tax benefits from stock options exercised	101	119
Dividends paid	(455)	(398)
Repurchase and retirement of common stock	(1,670)	(136)
Change in obligations under securities lending	(87)	—

Net cash used by financing activities	(1,875)	(160)

Effect of exchange rate changes on cash	1	2

Net increase in cash and cash equivalents	392	1,746
Cash and cash equivalents at beginning of period	2,411	1,607

Cash and cash equivalents at end of period	$2,803	$3,353

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2007 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and six-month periods ended March 30, 2008 included 13 weeks and 26 weeks, respectively. The three-month and six-month periods ended April 1, 2007 included 13 weeks and 27 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 30, 2008 were 26,447,000 and 27,453,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended April 1, 2007 were 33,519,000 and 32,897,000, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Employee stock options to purchase approximately 125,081,000 and 121,278,000 shares of common stock during the three months and six months ended March 30, 2008, respectively, and employee stock options to purchase approximately 92,463,000 and 98,304,000 shares of common stock during the three months and six months ended April 1, 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net income	$766	$726	$1,533	$1,373

Other comprehensive (loss) income:
Foreign currency translation	(1)	3	9	11
Net unrealized (losses) gains on securities and derivative instruments, net of income taxes	(268)	22	(367)	187
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(8)	(29)	(56)	(67)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	28	2	62	2

Total other comprehensive (loss) income	(249)	(2)	(352)	133

Total comprehensive income	$517	$724	$1,181	$1,506

     Accumulated other comprehensive (loss) income consisted of the following (in millions):

	March 30,	September 30,
	2008	2007
Net unrealized (losses) gains on marketable securities and derivative instruments, net of income taxes	$(121)	$240
Foreign currency translation	6	(3)

	$(115)	$237

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Cost of equipment and services revenues	$9	$9	$19	$20
Research and development	60	58	117	115
Selling, general and administrative	61	60	121	123

Share-based compensation expense before taxes	130	127	257	258
Related income tax benefits	(42)	(43)	(83)	(88)

Share-based compensation expense, net of taxes	$88	$84	$174	$170

Net share-based compensation expense, per common share:
Basic	$0.05	$0.05	$0.11	$0.10

Diluted	$0.05	$0.05	$0.11	$0.10

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company recorded $35 million and $24 million in share-based compensation expense during the six months ended March 30, 2008 and April 1, 2007, respectively, related to share-based awards granted during those periods. In addition, for the six months ended March 30, 2008 and April 1, 2007, $101 million and $119 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 3.5 years. Net stock options, after forfeitures and cancellations, granted during the six months ended March 30, 2008 and April 1, 2007 represented 1.5% and 1.1%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended March 30, 2008 and April 1, 2007 represented 1.8% and 1.3%, respectively, of outstanding shares as of the end of each fiscal period.
     Future Accounting Requirements. In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The accounting provisions of FAS 157 and FAS 159 will be effective for the Company’s fiscal 2009 beginning September 29, 2008. The Company is in the process of determining the effects, if any, the adoption of FAS 157 and FAS 159 will have on its consolidated financial statements.
     In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for the Company’s fiscal 2010 beginning September 28, 2009. The Company is in the process of determining the effects, if any, the adoption of FAS 141R will have on its consolidated financial statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	March 30,	September 30,	March 30,	September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities	$141	$58	$—	$—
Government-sponsored enterprise securities	155	219	—	—
Foreign government bonds	7	8	—	—
Corporate bonds and notes	2,117	2,939	71	21
Mortgage- and asset-backed securities	556	414	—	—
Auction rate securities	—	159	196	—
Non-investment-grade debt securities	12	19	2,032	1,812
Equity securities	191	203	903	1,316
Equity mutual funds and exchange traded funds	—	—	1,234	1,871
Debt mutual funds	146	151	—	214

	$3,325	$4,170	$4,436	$5,234

     At March 30, 2008 and September 30, 2007, marketable securities included $327 million and $411 million, respectively, of securities that were loaned under the Company’s securities lending program. At March 30, 2008 and September 30, 2007, unrealized gains on marketable securities were $173 million and $510 million, respectively, and unrealized losses were $350 million and $89 million, respectively. The unrealized losses on the Company’s investments in marketable securities generally relate to market liquidity concerns that have depressed security values over the past several months. The Company considers these unrealized losses to be temporary.
     At March 30, 2008, the Company classified its auction rate securities as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. All of the Company’s auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. At March 30, 2008, the recorded values of the auction rate securities approximate their par values.
     Property, Plant and Equipment.

	March 30,	September
	2008	30, 2007
	(In millions)
Land	$124	$124
Buildings and improvements	999	954
Computer equipment	851	800
Machinery and equipment	1,088	999
Furniture and office equipment	54	48
Leasehold improvements	211	205

	3,327	3,130

Less accumulated depreciation and amortization	(1,510)	(1,342)

	$1,817	$1,788

     The net book values of property under capital leases included in buildings and improvements totaled $99 million and $91 million at March 30, 2008 and September 30, 2007, respectively. Capital lease additions were $8 million and $14 million during the three months and six months ended March 30, 2008, respectively, and $6 million and $14 million during the three months and six months ended April 1, 2007, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Investment Income, Net

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest and dividend income	$117	$128	$270	$270
Interest expense	(6)	(2)	(13)	(3)
Net realized gains on marketable securities	13	51	91	115
Net realized gains on other investments	24	4	27	4
Other-than-temporary losses on marketable securities	(47)	(1)	(104)	(2)
Other-than-temporary losses on other investments	(15)	—	(15)	—
Gains (losses) on derivative instruments	4	—	6	(1)
Equity in gains of investees	3	—	3	—

	$93	$180	$265	$383

Note 4 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 16% for fiscal 2008, compared to the 9% effective income tax rate in fiscal 2007. The 15% effective tax rate recorded in the second quarter of fiscal 2008 was lower than the estimated annual effective tax rate for fiscal 2008 due to a change in the estimate of foreign earnings taxed at less than the United States federal tax rate. The estimated annual effective tax rate for fiscal 2008 is higher than the annual effective tax rate for fiscal 2007 primarily due to the impacts of prior year audits completed during fiscal 2007, the retroactive extension of the federal research and development tax credit during fiscal 2007 and the expiration of the federal research and development tax credit on December 31, 2007.
     The estimated annual effective tax rate for fiscal 2008 is 19% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, the impact of tax audits completed during the year and the generation of research and development credits, partially offset by state taxes.
     On October 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process prescribed in the interpretation, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the adoption, the Company increased its liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. The Company historically classified such liabilities as reductions to deferred tax assets or as current income taxes payable. Upon adoption, the Company reclassified $174 million in unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to noncurrent income taxes payable. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $224 million, of which $159 million would affect the effective tax rate if recognized.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Company has not provided United States income taxes nor foreign withholding taxes on a cumulative total of approximately $5.7 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determines that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of March 30, 2008, the Company has provided a valuation allowance of $10 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $15 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, increased by approximately $374 million from September 30, 2007 to March 30, 2008, primarily due to the adoption of FIN 48, changes in unrealized marketable securities gains and losses and tax benefits from share-based compensation expense, partially offset by the use of tax credits as a result of continued profitable operations.
Note 5 — Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended March 30, 2008 were as follows (in millions):

Balance at September 30, 2007	$15,835
Net income	1,533
Other comprehensive loss	(352)
Repurchase of common stock	(1,666)
Net proceeds from the issuance of common stock	229
Share-based compensation	256
Tax benefits from exercise of stock options	94
Dividends	(455)
Other	3

Balance at March 30, 2008	$15,477

     Stock Repurchase Program. On March 11, 2008, the Company announced that it had been authorized to repurchase up to $2.0 billion of the Company’s common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2 million remained authorized for repurchases. The stock repurchase program has no expiration date. In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2007, which were exercised during the six months ended March 30, 2008 requiring the Company to repurchase and retire 5,000,000 shares of its common stock for approximately $189 million (net of the put option premiums received). During the three months and six months ended March 30, 2008, the Company repurchased and retired 20,227,000 and 42,616,000 shares, respectively, of the Company’s common stock for $762 million and $1.7 billion, respectively (net of the premiums received related to the put options that were exercised). While the Company has not made any repurchases under the $2.0 billion stock repurchase program, the Company continues to evaluate repurchases under this program.
     Dividends. On March 11, 2008, the Company announced an increase in its quarterly dividend effective for dividends payable after March 28, 2008 from $0.14 to $0.16 per share of common stock. On April 10, 2008, the Company announced a cash dividend of $0.16 per share on the Company’s common stock, payable on June 27, 2008 to stockholders of record as of May 30, 2008. Cash dividends announced in the six months ended March 30, 2008 and April 1, 2007 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2008		2007
	Per Share	Total	Per Share	Total
First quarter	$0.14	$228	$0.12	$198
Second quarter	0.14	227	0.12	200

Total	$0.28	$455	$0.24	$398

     Note 6 — Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the same date, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of five of the same patents at issue in the Central District Court cases seeking a determination and relief under Section 337 of the Tariff Act of 1930. On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint in the New Jersey case, adding the allegations from a state court case in California that had been stayed, as discussed below, and a federal antitrust claim based on the California allegations. Two of the Broadcom patent claims filed in the other Central District patent action (which is stayed pending completion of the ITC action) have been dismissed by agreement of the parties. A trial relating to three Broadcom patents was held in May 2007 in one of the Central District Court actions, and on May 29, 2007, the jury rendered a verdict finding willful infringement of the three patents and awarding past damages in the approximate amount of $20 million. The final judgment, including damages calculations through May 29, 2007 and pre-judgment interest, was approximately $25 million, which has been secured by an irrevocable letter of credit and expensed pending appeals. On December 31, 2007, the court issued an order enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe on Broadcom’s patents, subject to a specified limited license through January 2009 on two of the three patents and with respect to the third patent, a limited license as to one set of products. Certain terms were modified in a Second Amended and Restated Permanent Injunction issued by the court on March 11, 2008. The immediately enjoined products are those WCDMA products that relate to patent number 6,847,686 (the ‘686 patent). With respect to EV-DO products involving the ‘686 patent (as well as products relating to the two remaining patents), the judge’s order provides for a permanent injunction but stays the effect of that injunction until January 31, 2009 with respect to companies that purchased these enjoined products as of May 29, 2007. The stay is subject to certain conditions, including the Company’s payment of ongoing royalties. The Company has filed an appeal with the Court of Appeals for the Federal Circuit. The appeals court issued an order expediting the briefing schedule and setting the oral argument date in July 2008.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit has issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company is appealing both the infringement finding and the cease and desist order and the exclusion order to the United States Court of Appeal for the Federal Circuit, and Broadcom is appealing certain rulings of the ALJ. Briefing has been completed, and the parties are awaiting an oral argument date. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s cease and desist order by the Company. The ITC instituted formal enforcement proceedings and referred

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the matter to the original ALJ who has scheduled a hearing on the matter commencing on April 22, 2008. The target date for completion of the investigation is November 28, 2008. On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the court ordered the case stayed pending resolution of the New Jersey case, referenced above.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the United States Patent and Trademark Office (USPTO), but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The Court also ordered the Company to pay Broadcom’s attorneys’ fees and costs for the case. The Company and Broadcom each filed notices of appeal, but Broadcom subsequently dismissed its appeal. The briefing to the Court of Appeals for the Federal Circuit was completed on April 14, 2008. On January 7, 2008, the Magistrate Judge considering Broadcom’s motions for sanctions against the Company for discovery violations issued an order sanctioning the Company and eight of its retained outside attorneys for those discovery violations. The Magistrate Judge referred the eight outside attorneys to the California State Bar for an investigation into possible ethics violations and ordered the Company to participate in a process to create a model discovery protocol. The Magistrate Judge reaffirmed the District Court’s previous award of Broadcom’s attorneys’ fees. On March 5, 2008, the District Court vacated the portion of the Magistrate Judge’s order only as it relates to the sanctions imposed on the Company’s outside counsel and remanded the case to the Magistrate Judge for further proceedings on those issues.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case has been stayed pending resolution of the ITC case referred to below. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On March 3, 2008, the U.K. court ruled that the patents were infringed, but invalid based on prior art. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation, and the Company subsequently withdrew three of the patents from the proceedings. The trial was completed in September 2007, and the ITC ALJ issued an Initial Determination on December 12, 2007 of no violation by Nokia, and on February 27, 2008 the Commission issued a Final Determination declining to review the ALJ’s Initial Determination. The deadline for filing a notice of appeal to the Court of Appeals for the Federal Circuit is April 25, 2008.
     In 2006, the Company filed actions against Nokia in the District Court of Dusseldorf, Federal Republic of Germany, the High Court of Paris, France, the Milan Court, Italy and the People’s Republic of China, alleging infringement of patents relating to GSM/GPRS/EDGE, seeking monetary damages and seeking injunctive relief. Those cases, along with the Texas case described below, were stayed pursuant to agreement of the parties, pending resolution of the first phase of issues in the Delaware case, also described below. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of three patents and in the Western District of Wisconsin for infringement of two patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. In response, Nokia filed counterclaims alleging infringement by the Company of six Nokia patents, two of which Nokia also asserted against the Company’s subsidiary, MediaFLO USA, Inc. Petitions have been filed with the USPTO seeking reexamination of the three patents at issue in the Texas case. In response, the USPTO has initiated reexamination proceedings but to date has not issued any office actions. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California, and the parties have consolidated the matter with the San Diego matter referenced

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
above and stipulated to a stay of the proceedings pending final resolution of the ITC matter referenced above. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular devices (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties. The arbitration matter has been transferred by agreement of the parties and consolidated with the case described below pending in Delaware Chancery Court.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. At the Court’s suggestion, the parties stipulated to consolidate the arbitration matter filed by the Company referenced above into the Delaware case. The Court ordered the case to be tried in two phases, with trial of the first phase to commence in July 2008. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regard to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments. On October 23, 2007, the German court dismissed Nokia’s claims. On November 14, 2007, the Dutch court dismissed Nokia’s claims. Nokia did not appeal either decision, and its time for appeal has lapsed. On August 16, 2007, Nokia Corporation and Nokia Inc. filed a complaint with the ITC alleging importation of products that infringe five Nokia patents and seeking an exclusionary order and a cease and desist order. The ITC instituted an investigation on September 17, 2007. The Company filed a motion to terminate the investigation pending resolution of the arbitration proceeding instituted by the Company on April 5, 2007. On October 18, 2007, the ALJ issued an order recommending the Company’s motion be granted. On November 21, 2007, the ITC announced that it would not review the ALJ’s determination, thus rendering that determination final.
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
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The District Court suit for damages is stayed pending resolution of the ITC proceeding. The ITC instituted the investigation on May 15, 2007. The patents at issue are being reexamined by the USPTO based on petitions filed by a third-party. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting these rejections, and the USPTO has not made a final decision. On February 26, 2008, the ALJ stayed the ITC proceedings pending completion of the USPTO’s reexamination proceedings. On March 27, 2008, the Commission reversed the ALJ’s order and ordered the ITC proceeding to be reinstated. A new hearing date has not yet been scheduled.
     In April 2008, two complaints were filed on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing and sales practices. The Company has not yet responded to the complaints.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     It has been reported that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the Korea Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. To date, the Company has not received the complaints but has submitted certain requested information and documents to the Korea Fair Trade Commission.
     The Japan Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but has submitted certain requested information and documents to the Japan Fair Trade Commission.
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
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of March 30, 2008 for the remainder of fiscal 2008 and for each of the subsequent four years from fiscal 2009 through 2012 were approximately $896 million, $141 million, $103 million, $46 million and $32 million, respectively, and $8 million thereafter. Of these amounts, for the remainder of fiscal 2008 and for fiscal 2009, commitments to purchase integrated circuit product inventories comprised $702 million and $31 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2039. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of March 30, 2008 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2008	$3	$40	$43
2009	7	70	77
2010	7	57	64
2011	7	41	48
2012	7	35	42
Thereafter	201	192	393

Total minimum lease payments	$232	$435	$667

Deduct: Amounts representing interest	(127)

Present value of minimum lease payments	105
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$105

Note 7 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on our CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
o	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

o	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies; and

o	Qualcomm Enterprise Services (QES) — provides satellite and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services.

o	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
March 30, 2008
Revenues	$1,620	$795	$194	$2	$(5)	$2,606
EBT	427	684	—	(63)	(142)	906
April 1, 2007
Revenues	$1,259	$759	$198	$—	$5	$2,221
EBT	368	636	20	(42)	(54)	928

For the six months ended:
March 30, 2008
Revenues	$3,194	$1,445	$405	$4	$(1)	$5,047
EBT	897	1,224	24	(117)	(192)	1,836
April 1, 2007
Revenues	$2,490	$1,359	$387	$—	$4	$4,240
EBT	684	1,134	40	(85)	(67)	1,706
     Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
notes to condensed consolidated financial statements
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Revenues
Elimination of intersegment revenue	$(5)	$(3)	$(8)	$(11)
Other nonreportable segments	—	8	7	15

Reconciling items	$(5)	$5	$(1)	$4

Earnings (loss) before income taxes
Unallocated research and development expenses	$(78)	$(95)	$(154)	$(177)
Unallocated selling, general and administrative expenses	(82)	(81)	(164)	(161)
Unallocated cost of equipment and services revenues	(9)	(9)	(19)	(20)
Unallocated investment income, net	81	169	242	368
Other nonreportable segments	(52)	(37)	(95)	(72)
Intracompany eliminations	(2)	(1)	(2)	(5)

Reconciling items	$(142)	$(54)	$(192)	$(67)

     During the three months and six months ended March 30, 2008, unallocated research and development expenses included $60 million and $117 million, respectively, and unallocated selling, general and administrative expenses included $61 million and $119 million, respectively, of share-based compensation expense. During the three months and six months ended April 1, 2007, unallocated research and development expenses included $58 million and $115 million, respectively, and unallocated selling, general and administrative expenses included $59 million and $121 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
March 30, 2008
Revenues from external customers	$1,618	$794	$192	$2
Intersegment revenues	2	1	2	—
April 1, 2007
Revenues from external customers	$1,257	$758	$197	$—
Intersegment revenues	2	1	1	—

For the six months ended:
March 30, 2008
Revenues from external customers	$3,190	$1,444	$401	$4
Intersegment revenues	4	1	4	—
April 1, 2007
Revenues from external customers	$2,482	$1,358	$384	$—
Intersegment revenues	8	1	3	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, and the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $508 million and $457 million at March 30, 2008 and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007, respectively. Reconciling items for total assets included $212 million and $215 million at March 30, 2008 and September 30, 2007, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain intangible and other assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 30,	September 30,
	2008	2007
QCT	$1,079	$921
QTL	16	29
QWI	205	200
QSI	891	896
Reconciling items	15,961	16,449

Total consolidated assets	$18,152	$18,495

Note 8 — Acquisitions
     During the six months ended March 30, 2008, the Company acquired five businesses for total cash consideration of $262 million. Approximately $3 million in consideration payable in cash through June 2009 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions amounted to $202 million, of which $26 million is expected to be deductible for tax purposes. Technology-based intangible assets recognized in the amount of $57 million are being amortized on a straight-line basis over a weighted-average amortization period of 6 years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Developments
     Revenues for the second quarter of fiscal 2008 were $2.6 billion, with net income of $766 million. The following recent developments occurred with respect to key elements of our business or our industry during the second quarter of fiscal 2008:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 3.5 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO and WCDMA), are approximately 18% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 625 million worldwide by March 30, 2008, including approximately 400 million CDMA2000 1X/1xEV-DO subscribers and approximately 225 million WCDMA/HSPA subscribers. (1)

•	CDMA-based device shipments continue to grow at a strong pace. We estimate approximately 112 million units shipped during the fourth calendar quarter, an increase of 27% over the 88 million units shipped in the year ago quarter. (2) (4)

•	In the handset market, CDMA-based unit shipments grew 26% year-over-year, compared to 12% year-over-year growth across all technologies. (3)

•	The average selling price of CDMA-based devices was estimated to be approximately $222, up 4% from the year ago quarter. (2) (4)

•	We shipped approximately 85 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices and data modules, an increase of 39%, compared to approximately 61 million MSM integrated circuits in the year ago quarter.

•	In late 2004, we discovered that Ericsson and Sony Ericsson were underreporting and underpaying royalties to us for sales of subscriber units under the license agreement between Ericsson and us. In March 2008, the parties resolved the dispute as to both past and future sales. As part of the settlement, the parties have dismissed the arbitration addressing this dispute.

•	During the second quarter of fiscal 2008, we entered into an agreement with Nokia Corp. to consolidate the arbitration we had filed against Nokia into the pre-existing litigation in Delaware originally filed by Nokia. That case now addresses, among other things, our dispute with Nokia regarding Nokia’s obligation to pay royalties for the use of certain of our patents. As a result of the dispute, under generally accepted accounting principles, we are not recording royalty revenue attributable to Nokia’s sales after April 9, 2007 until a court awards damages or the disputes are otherwise resolved by agreement, resulting in a negative impact on royalty revenues reported by our QTL segment. We expect legal activity in this area to remain high through 2009.

•	We continue to be engaged in litigation with Broadcom Corporation in various forums. On December 31, 2007, the Federal District Court in Santa Ana, California issued an injunction as to certain of our products, while enjoining but mandating a limited license with respect to other products. We continue the effort to design products to avoid the claims of the patents found by the jury to infringe Broadcom’s patents. We have introduced chipsets ready for commercial-production devices that do not include the accused function of the 6,847,686 patent. We are appealing the adverse finding in this case on an expedited schedule.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Second quarter of fiscal 2008 information was derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity. Second quarter of fiscal 2007 information was derived from reports provided by our licensees/manufacturers during the quarter.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.

(4)	We perform periodic audits of the royalties payable by our licensees. As a result of our audit process, we determined during the fourth quarter of fiscal 2007 that total CDMA-based device shipments and average selling prices (ASPs) should be adjusted for certain periods. Historical units and ASPs for the second quarter of fiscal 2007 have been revised to reflect these adjustments. The adjustments related only to device shipments and ASPs and did not impact the amount or timing of our revenues.
Our Business and Operating Segments
     We design, manufacture, have manufactured on our behalf and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenues principally from sales of integrated circuit products, from license fees and royalties for use of our intellectual property, from services and related hardware sales and from software development and licensing and related services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.
     We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. In addition to the key components in a wireless system, QCT provides system reference designs and development tools to assist in customizing wireless devices and user interfaces, to integrate our products with components developed by others, and to test interoperability with existing and planned networks. QCT revenues comprised 62% and 57% of total consolidated revenues in the second quarter of fiscal 2008 and 2007, respectively, and 63% and 59% of total consolidated revenues for the first six months of fiscal 2008 and 2007, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase completed die directly from semiconductor manufacturing foundries and contract directly with third-party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM).
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 31% and 34% of total consolidated revenues in the second quarter of fiscal 2008 and 2007, respectively, and 29% and 32% of total consolidated revenues for the first six months of fiscal 2008 and 2007, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through March 2008, QES has shipped approximately 1,247,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities. QWI revenues comprised 7% and 9% of total consolidated revenues in the second quarter of fiscal 2008 and 2007, respectively, and 8% and 9% of total consolidated revenues for the first six months of fiscal 2008 and 2007, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers services over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service to retail wireless consumers will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain functions that are provided by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The deployment and upgrading of CDMA2000 networks is expected to continue.
o	More than 255 operators have launched CDMA2000 1X; (1)

o	More than 95 operators have deployed the higher data speeds of 1xEV-DO and more than 30 operators have deployed, and several more are preparing to deploy EV-DO Revision A. (1)

•	GSM operators are expected to continue transitioning to WCDMA networks.
o	More than 210 GSM operators have migrated their networks to WCDMA; (2)

o	More than 180 operators have launched commercial HSDPA networks, and more than 30 operators have launched commercial HSUPA networks. (2)
•	We expect WCDMA device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA, we expect consumer demand for advanced 3G devices to accelerate.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a considerable portion of our research and development initiatives in fiscal 2008 will not reach commercialization until several years in the future.

•	We expect demand for low-end wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into one chip, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest resources aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM- and OFDMA-based technologies;

o	Our BREW applications platform, content delivery services and user interfaces;

o	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

o	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom and Nokia, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and, in some cases, to rebuff efforts by companies to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their April 2008 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 35%, 22%, 16% and 10%, respectively, of total consolidated revenues for the first six months of fiscal 2008, as compared to 29%, 22%, 18% and 14%, respectively, for the first six months of fiscal 2007. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The increase in revenues from customers in South Korea from 29% to 35% of total revenues is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in South Korea and royalty revenues from customers in South Korea. Combined revenues from customers in Japan and the United States decreased as a percentage of total revenues, from 32% to 26%, primarily due to the increased activity by manufacturers with locations in South Korea.
Critical Accounting Policies and Estimates
     Income Taxes. On October 1, 2007, we adopted the accounting provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” As a result of the adoption, we increased our liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” for additional information. As of March 30, 2008, our liability for net unrecognized tax benefits was $212 million.
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
Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007
     Revenues. Total revenues for the second quarter of fiscal 2008 were $2.61 billion, compared to $2.22 billion for the second quarter of fiscal 2007.
     Revenues from sales of equipment and services for the second quarter of fiscal 2008 were $1.73 billion, compared to $1.37 billion for the second quarter of fiscal 2007. Revenues from sales of integrated circuit products increased $359 million, resulting primarily from an increase of $329 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $36 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the second quarter of fiscal 2008 were $881 million, compared to $851 million for the second quarter of fiscal 2007. Revenues from licensing and royalty fees increased primarily as a result of a $38 million increase in QTL royalties related to an increase in sales of CDMA-based products by licensees driven by the continued adoption of WCDMA at higher ASPs than CDMA and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007.

     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2008 was $820 million, compared to $634 million for the second quarter of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for the second quarter of fiscal 2008, compared to 46% for the second quarter of fiscal 2007. The decline in gross margin percentage in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily attributable to the effect of the commencement of our MediaFLO services in March 2007. Cost of equipment and services revenues included $9 million in share-based compensation in the second quarter of both fiscal 2008 and 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the second quarter of fiscal 2008, research and development expenses were $553 million or 21% of revenues, compared to $454 million or 20% of revenues for the second quarter of fiscal 2007. The dollar increase was primarily attributable to a $90 million increase in costs related to the development of integrated circuit products, next-generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. Research and development expenses related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $15 million. Research and development expenses for the second quarter of fiscal 2008 included share-based compensation of $60 million, compared to $58 million in the second quarter of fiscal 2007. Research and development expenses for the second quarter of fiscal 2007 also included in-process research and development of $10 million. No in-process research and development was recorded in the second quarter of fiscal 2008.
     Selling, General and Administrative Expenses. For the second quarter of fiscal 2008, selling, general and administrative expenses were $420 million or 16% of revenues, compared to $385 million or 17% of revenues for the second quarter of fiscal 2007. The dollar increase was primarily attributable to a $29 million increase in professional fees and a $20 million increase in employee-related expenses, partially offset by a $21 million decrease in bad debt expense. Selling, general and administrative expenses for the second quarter of fiscal 2008 included share-based compensation of $61 million, compared to $60 million in the second quarter of fiscal 2007.
     Net Investment Income. Net investment income was $93 million for the second quarter of fiscal 2008, compared to $180 million for the second quarter of fiscal 2007. The net decrease was comprised as follows (in millions):

	Three Months Ended
	March 30,	April 1,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$117	$125	$(8)
QSI	—	3	(3)
Interest expense	(6)	(2)	(4)
Net realized gains on investments:
Corporate	13	49	(36)
QSI	24	6	18
Other-than-temporary losses on investments	(62)	(1)	(61)
Gains on derivative instruments	4	—	4
Equity in earnings of investees	3	—	3

	$93	$180	$(87)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was primarily a result of lower average balances on interest-bearing securities and lower interest rates. Other-than-temporary losses in the second quarter of fiscal 2008 generally related to market liquidity concerns that have depressed securities values over the past few months, which also contributed to the decrease in net realized gains on corporate investments. Net realized gains on QSI investments in the second quarter of fiscal 2008 were related to the sale of our investment in Inquam.
     Income Tax Expense. Income tax expense was $140 million for the second quarter of fiscal 2008, compared to $202 million for the second quarter of fiscal 2007. The annual effective tax rate is estimated to be 16% for fiscal 2008, compared to the annual effective rate of 9% for fiscal 2007. The 15% effective tax rate recorded in the second quarter of fiscal 2008 was lower than the estimated annual effective tax rate for fiscal 2008 due to a change in our estimate of foreign earnings taxed at less than the United States federal tax rate. The 22% effective tax rate recorded in the second quarter of fiscal 2007 was higher than the annual effective tax rate primarily due to the impact of prior year audits completed during the fourth quarter of fiscal 2007.
     The estimated annual effective tax rate for fiscal 2008 is 19% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%.
First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007
     Revenues. Total revenues for the first six months of fiscal 2008 were $5.05 billion, compared to $4.24 billion for the first six months of fiscal 2007. Revenues from two customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 30% and 26% in aggregate of total consolidated revenues in the first six months of fiscal 2008 and 2007, respectively.
     Revenues from sales of equipment and services for the first six months of fiscal 2008 were $3.43 billion, compared to $2.71 billion for the first six months of fiscal 2007. Revenues from sales of integrated circuit products increased $698 million, resulting primarily from an increase of $621 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $100 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first six months of fiscal 2008 were $1.62 billion, compared to $1.53 billion for the first six months of fiscal 2007. Revenues from licensing and royalty fees increased primarily as a result of a $92 million increase in QTL royalties related to an increase in sales of CDMA-based products by licensees driven by the continued adoption of WCDMA at higher ASPs than CDMA and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2008 was $1.60 billion, compared to $1.27 billion for the first six months of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first six months of fiscal 2008 and 2007. Gross margin percentage remained flat in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to the increase in QCT equipment and services revenues as a percentage of total equipment and services revenues, offset by the effect related to the commencement of our MediaFLO services in March 2007. Cost of equipment and services revenues in the first six months of fiscal 2008 included $19 million in share-based compensation, compared to $20 million in the first six months of fiscal 2007.
     Research and Development Expenses. For the first six months of fiscal 2008, research and development expenses were $1.06 billion or 21% of revenues, compared to $895 million or 21% of revenues for the first six months of fiscal 2007. The dollar increase was primarily attributable to a $151 million increase in costs related to the development of integrated circuit products, next-generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. Research and development expenses related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $29 million. Research and development expenses in the first six months of fiscal 2008 included share-based compensation and in-process research and development of $117 million and $2 million, respectively, compared to $115 million and $10 million, respectively, in the first six months of fiscal 2007.

     Selling, General and Administrative Expenses. For the first six months of fiscal 2008, selling, general and administrative expenses were $808 million or 16% of revenues, compared to $754 million or 18% of revenues for the first six months of fiscal 2007. The dollar increase was primarily attributable to a $52 million increase in employee-related expenses and a $38 million increase in professional fees, partially offset by a $36 million decrease in bad debt expense. Selling, general and administrative expenses in the first six months of fiscal 2008 included share-based compensation of $121 million, compared to $123 million in the first six months of fiscal 2007.
     Net Investment Income. Net investment income was $265 million for the first six months of fiscal 2008, compared to $383 million for the first six months of fiscal 2007. The net decrease was comprised as follows (in millions):

	Six Months Ended
	March 30,	April 1,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$269	$266	$3
QSI	1	4	(3)
Interest expense	(13)	(3)	(10)
Net realized gains on investments:
Corporate	83	112	(29)
QSI	35	7	28
Other-than-temporary losses on investments	(119)	(2)	(117)
Gains (losses) on derivative instruments	6	(1)	7
Equity in earnings of investees	3	—	3

	$265	$383	$(118)

     Other-than-temporary losses in the first six months of fiscal 2008 generally related to market liquidity concerns that have depressed securities values over the past few months, which also contributed to the decrease in net realized gains on corporate investments. Net realized gains on QSI investments in the first six months of fiscal 2008 relate primarily to the sale of our investment in Inquam.
     Income Tax Expense. Income tax expense was $303 million for the first six months of fiscal 2008, compared to $333 million for the first six months of fiscal 2007. The effective tax rate was 17% for the first six months of fiscal 2008, compared to 20% for the first six months of fiscal 2007. The annual effective tax rate is estimated to be 16% for fiscal 2008, compared to the annual effective rate of 9% for fiscal 2007. The 17% effective tax rate recorded in the first six months of fiscal 2008 was higher than the estimated annual effective tax rate for fiscal 2008 due to the effect of discrete items recorded in the first six months of fiscal 2008, primarily the revaluation of deferred tax assets to reflect changes in the blended state tax rate and a change in the forecast of our ability to use capital loss carryforwards, partially offset by a change in our estimate of foreign earnings taxed at less than the United States federal tax rate that occurred in the second quarter of fiscal 2008. The 20% effective tax rate recorded in the first six months of fiscal 2007 was higher than the annual effective tax rate of 9% primarily due to the impact of prior year audits completed during the fourth quarter of fiscal 2007.
     The estimated annual effective tax rate for fiscal 2008 is 19% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Our Segment Results for the Second Quarter of Fiscal 2008 Compared to the Second Quarter of Fiscal 2007
     The following should be read in conjunction with the second quarter financial results of fiscal 2008 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Segment Information.”

     QCT Segment. QCT revenues for the second quarter of fiscal 2008 were $1.62 billion, compared to $1.26 billion for the second quarter of fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.58 billion for the second quarter of fiscal 2008, compared to $1.22 billion for the second quarter of fiscal 2007. The increase in equipment and services revenues resulted primarily from an increase of $329 million related to higher unit shipments and an increase of $36 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 85 million MSM integrated circuits were sold during the second quarter of fiscal 2008, compared to approximately 61 million for the second quarter of fiscal 2007.
     QCT’s earnings before taxes for the second quarter of fiscal 2008 were $427 million, compared to $368 million for the second quarter of fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 26% in the second quarter of fiscal 2008, compared to 29% in the second quarter of fiscal 2007. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage related to an increase in product support costs and increases in research and development and selling, general and administrative expenses.
     QCT inventories increased by 35% since September 30, 2007 to $522 million at March 30, 2008 due to the shift in our manufacturing business model from turnkey to IFM and related increased purchases of completed die directly from foundry suppliers for use in QCT’s integrated circuit products.
     QTL Segment. QTL revenues for the second quarter of fiscal 2008 were $795 million, compared to $759 million for the second quarter of fiscal 2007. QTL’s earnings before taxes for the second quarter of fiscal 2008 were $684 million, compared to $636 million for the second quarter of fiscal 2007. QTL’s operating margin percentage was 86% in the second quarter of fiscal 2008, compared to 83% in the second quarter of fiscal 2007. The increase in revenues primarily resulted from a $38 million increase in royalties, which were $784 million in the second quarter of fiscal 2008, compared to $746 million in the second quarter of fiscal 2007. The increase in royalties resulted from an increase in sales of CDMA-based products by licensees driven by the continued adoption of WCDMA at higher ASPs than CDMA and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007. Revenues from amortized license fees were $11 million in the second quarter of fiscal 2008, compared to $13 million in the second quarter of fiscal 2007. The increase in QTL’s earnings before taxes for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was primarily attributable to the increase in revenues and a decrease in bad debt expense, which resulted in a corresponding increase in operating margin percentage.
     QWI Segment. QWI revenues for the second quarter of fiscal 2008 were $194 million, compared to $198 million for the second quarter of fiscal 2007. Revenues decreased primarily due to a decrease in QES revenues of $19 million, partially offset by an increase in QIS revenues of $12 million. The decrease in QES revenues was primarily attributable to a decrease in revenues from product sales. The increase in QIS revenues was primarily attributable to increases in QChat revenues resulting from increased development efforts under the licensing agreement with Sprint and increases in fees related to our expanded BREW customer base and products.
     QWI’s earnings before taxes for the second quarter of fiscal 2008 were less than $1 million, compared to $20 million for the second quarter of fiscal 2007. QWI’s operating margin percentage was less than 1% in the second quarter of fiscal 2008, compared to 10% in the second quarter of fiscal 2007. The decrease in earnings before taxes was primarily attributable to a $10 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008 and an $8 million increase in QIS research and development expenses related to our BREW products, both of which resulted in a corresponding decrease in operating margin percentage.
     QSI Segment. QSI’s loss before taxes for the second quarter of fiscal 2008 was $63 million, compared to $42 million for the second quarter of fiscal 2007. QSI’s loss before taxes included a $22 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of an increase of $21 million in cost of equipment and services revenues related to the commencement of our MediaFLO services in March 2007.
Our Segment Results for the First Six Months of Fiscal 2008 Compared to the First Six Months of Fiscal 2007
     The following should be read in conjunction with the first six months financial results of fiscal 2008 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information.”

     QCT Segment. QCT revenues for the first six months of fiscal 2008 were $3.19 billion, compared to $2.49 billion for the first six months of fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $3.11 billion for the first six months of fiscal 2008, compared to $2.41 billion for the first six months of fiscal 2007. The increase in equipment and services revenues resulted primarily from an increase of $621 million related to higher unit shipments and an increase of $100 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 163 million MSM integrated circuits were sold during the first six months of fiscal 2008, compared to approximately 120 million for the first six months of fiscal 2007.
     QCT’s earnings before taxes for the first six months of fiscal 2008 were $897 million, compared to $684 million for the first six months of fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 28% in the first six months of fiscal 2008, compared to 27% in the first six months of fiscal 2007. The increase in operating margin percentage was primarily due to an increase in gross margin percentage related to the net effects of changes in product mix and reductions in average sales prices and unit costs of such products.
     QTL Segment. QTL revenues for the first six months of fiscal 2008 were $1.45 billion, compared to $1.36 billion for the first six months of fiscal 2007. QTL’s earnings before taxes for the first six months of fiscal 2008 were $1.22 billion, compared to $1.13 billion for the first six months of fiscal 2007. QTL’s operating margin percentage was 85% in the first six months of fiscal 2008, compared to 83% in the first six months of fiscal 2007. The increase in revenues primarily resulted from a $92 million increase in royalties, which were $1.42 billion in the first six months of fiscal 2008, compared to $1.33 billion in the first six months of fiscal 2007. The increase in royalties resulted from an increase in sales of CDMA-based products by licensees driven by the continued adoption of WCDMA at higher ASPs than CDMA and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007. Revenues from amortized license fees were $21 million in the first six months of fiscal 2008, compared to $27 million in the first six months of fiscal 2007. The increase in QTL’s earnings before taxes for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was primarily attributable to the increase in revenues and a decrease in bad debt expense, which resulted in a corresponding increase in operating margin percentage.
     QWI Segment. QWI revenues for the first six months of fiscal 2008 were $405 million, compared to $387 million for the first six months of fiscal 2007. Revenues increased primarily due to a $27 million increase in QIS revenues, partially offset by a $15 million decrease in QES revenues. The increase in QIS revenues was primarily attributable to increases in QChat revenues resulting from increased development efforts under a licensing agreement with Sprint and our expanded BREW customer base and products. The decrease in QES revenues was primarily attributable to a decrease in revenues from product sales, partially offset by an increase in messaging revenues. QES shipped approximately 54,600 terrestrial-based and satellite-based systems during the first six months of fiscal 2008, compared to approximately 97,600 terrestrial-based and satellite-based systems in the first six months of fiscal 2007.
     QWI’s earnings before taxes for the first six months of fiscal 2008 were $24 million, compared to $40 million for the first six months of fiscal 2007. QWI’s operating margin percentage was 6% in the first six months of fiscal 2008, compared to 10% in the first six months of fiscal 2007. The decrease in QWI’s earnings before taxes was primarily due to a $16 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008 and a $15 million increase in QIS research and development expenses related to our BREW products, partially offset by the increase in revenues, all of which contributed to a corresponding decrease in operating margin percentage.
     QSI Segment. QSI’s loss before taxes for the first six months of fiscal 2008 was $117 million, compared to $85 million for the first six months of fiscal 2007. QSI’s loss before taxes included a $43 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of an increase of $43 million in cost of equipment and services revenues related to the commencement of our MediaFLO services in March 2007.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $10.6 billion at March 30, 2008, a decrease of $1.3 billion from September 30, 2007. Our cash, cash equivalents and marketable securities at March 30, 2008 consisted of $6.3 billion held by foreign subsidiaries with the remaining balance of $4.3 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $1.8 billion during the six months ended both March 30, 2008 and April 1, 2007. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $236 million during the six months ended March 30, 2008, compared to $255 million during the six months ended April 1, 2007.
     On March 11, 2008, we announced we had been authorized to repurchase up to $2.0 billion of our common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2.0 million remained authorized for repurchases. The stock repurchase program has no expiration date. During the six months ended March 30, 2008, we repurchased and retired 42,616,000 shares of our common stock for $1.7 billion. While we have not repurchased any of our shares under the $2.0 billion stock repurchase program, we continue to evaluate repurchases under this program.
     In March 2008, we were the high bidder in the U.S. Federal Communications Commission’s (FCC) 700 MHz spectrum auction for eight licenses at a total cost of $558 million. Five of these licenses, at a cost of $555 million, are for the E block spectrum for the Boston, Los Angeles, New York City, Philadelphia and San Francisco Economic Areas, and we expect to use this spectrum for our MediaFLO business. In April 2008, we paid the remaining $363 million balance due on our eight winning bids.
     We announced dividends totaling $227 million, or $0.14 per share, during the second quarter of fiscal 2008, which were paid on March 28, 2008. On April 10, 2008, we announced a cash dividend of $0.16 per share on our common stock, payable on June 27, 2008 to stockholders of record as of May 30, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     At March 30, 2008, we classified our auction rate securities with recorded values of $196 million as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The cash values of our auction rate securities, which are held by a foreign subsidiary, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the securities are called by the issuer or the underlying securities have been prepaid or have matured. Due to the combined strength of our significant cash, short-term investments and operating cash flows, we do not anticipate the current illiquidity of auction rate securities to affect our operating plans.
     As a result of recent adverse conditions in the financial markets, certain types of financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may present risks arising from liquidity and/or credit concerns. At March 30, 2008, our holdings in these categories of investments totaled approximately $45 million and were predominantly AAA rated. In the event that these categories of investments that are experiencing credit concerns become illiquid, we do not believe this will materially affect our liquidity or results of operations.
     Accounts receivable increased by 4% during the second quarter of fiscal 2008. Days sales outstanding, on a consolidated basis, were 24 days at both March 30, 2008 and December 30, 2007.
     We believe our current cash and cash equivalents, marketable securities and our expected cash generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $1.06 billion in the first six months of fiscal 2008 and $1.83 billion in fiscal 2007, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Our purchase obligations for the remainder of fiscal 2008 and for fiscal 2009, some of which relate to research and development activities, totaled $896 million and $141 million, respectively, at March 30, 2008. Cash used for strategic investments and acquisitions, net of cash acquired, was $275 million in the first six months of fiscal 2008 and $249 million in fiscal 2007, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.

Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Our consolidated balance sheet at March 30, 2008 includes a $212 million noncurrent liability for uncertain tax positions, of which $152 million may result in cash payment. We are not updating the disclosures in our long-term contractual obligations table presented in our 2007 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.
     Additional information regarding our financial commitments at March 30, 2008 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Future Accounting Requirements
     In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2007, the FASB issued Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. The accounting provisions of FAS 157 and FAS 159 will be effective for our fiscal 2009 beginning September 29, 2008. We are in the process of determining the effects, if any, the adoption of FAS 157 and FAS 159 will have on our consolidated financial statements.
     In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for our fiscal 2010 beginning September 28, 2009. We are in the process of determining the effects, if any, the adoption of FAS 141R will have on our consolidated financial statements.
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third generation (3G) technology, our business and financial results could suffer since we have not generated significant revenues from GSM product sales. In addition to CDMA technology, we continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed. If OFDMA is not widely adopted and commercially deployed, our investments in OFDMA technology may not provide us an adequate return.

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
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy other technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but OFDMA might not be adopted or commercially deployed and we might not be successful in developing and marketing OFDMA products.
Our patent portfolio may not be as successful in generating licensing income with respect to other technologies as it has been for CDMA-based technologies.
     Although we own a very strong portfolio of issued and pending patents related to GPRS, EDGE, OFDM, OFDMA and/or MIMO technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel has indicated that it is planning to deploy WiMax (an OFDMA-based technology) in its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax or considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next-generation technologies for deployment in existing or future spectrum bands. Verizon has announced its intention to begin developing its chosen fourth generation (4G) technology, LTE, during 2008 and to prepare for the time when its customers start demanding such 4G capabilities, while continuing the expansion and operation of its existing CDMA-based technologies for many years to come. Although we believe that our patented technology is essential and useful to implementation of the WiMax, LTE or UMB standards, we might not achieve the same royalty revenues on such WiMax, LTE or UMB deployments as on CDMA/WCDMA, and we might not achieve the same level of success in WiMax, LTE or UMB products as we have in CDMA/WCDMA products.
Our two largest customers accounted for 30% and 26% of consolidated revenues in the first six months of fiscal 2008 and 2007, respectively, and 27% and 26% of total consolidated revenues in fiscal 2007 and 2006, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from two major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
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
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 150 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
We may not be able to modify some of our license agreements to license later patents without modifying some of the other material terms and conditions of such license agreements, and such modifications may impact our revenues.
     The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date, and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. We might not be able to modify such license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees. In particular, we are party to litigation with Nokia Corp. relating to Nokia’s continued sales after April 9, 2007 of products that incorporate certain Qualcomm patents. One of our contentions in that proceeding (which Nokia disputes) is that such use of our patents resulted in an extension of the license agreement, which also extends our rights to sell integrated circuits under Nokia’s patents. We might not prevail on such claims. If we do not prevail, Nokia’s right to sell certain subscriber products (such as cellular phones, wireless personal digital assistants and other devices) under most of our patents (including many that we have declared as potentially essential to the CDMA, WCDMA and other standards), and therefore Nokia’s obligation to pay royalties to us under the terms of the current agreement, may both cease, and our rights under certain of Nokia’s patents to sell integrated circuits under the terms of the current agreement may likewise cease. If we do not prevail, and the court does not find Nokia to have extended the license agreement, the above rights could be extended if Nokia expressly elects to extend the agreement beyond April 9, 2007, a right that is exercisable through December 31, 2008 unless earlier terminated.

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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies or unfair competition of some variety, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action intended to depress license fees, including working with carriers, standards bodies and other organizations, formal and informal, to adopt intellectual property policies which could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, have submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it has initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. While this action does not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We also understand that 1) two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean competition laws and 2) unnamed parties filed a complaint with the JFTC allegedly claiming that our business practices are, in some way a violation of the Japanese competition laws. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. Recent decisions from the United States courts relating to patents may affect the ability to enforce patent rights. In addition, a recent case argued before the United States Supreme Court has sought to extend the concept of “patent exhaustion” in a manner which could have an adverse impact on our licensing business. Within the United States Senate and House of Representatives, committee work has progressed to draft a “patent reform law,” with the House and Senate committees each having reported a different draft bill to the full House and Senate, respectively. The full House has adopted its committee’s draft bill. The end product of such work could be new patent legislation detrimental to our licensing program or to the sale or use of our products or technology. Any efforts we make to inform and educate policymakers about the effects of such potential changes may absorb significant management time and attention, which, in turn, could negatively impact our operating results.
     The vast majority of our patents and patent applications relate to our wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.
Claims by other companies that we infringe their intellectual property, that patents on which we rely are invalid, or that our business practices are in some way unlawful could adversely affect our business.
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
     We expect that we will continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or negotiating leverage in licensing negotiations. We may not be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets) and the imposition of royalty payments that might make sales of our chipsets uneconomic. A negative outcome in any such litigation could severely disrupt the business of our chipset customers and their wireless customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
     While we have had many settlement discussions with Broadcom, they have not been fruitful to date, and the prospects for a reasonable settlement appear to be remote at this time. To date, Broadcom has insisted that any comprehensive settlement include the right to pass through to its customers our intellectual property rights licensed by us to Broadcom. Any such arrangement could have a material impact on our licensing and royalty business model.
     In addition, intellectual property rights claims in our industry are common, and, as the number of competitors in the market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset customers could also become the targets of litigation. Any such litigation could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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

     Many of these current and potential competitors have advantages over us, including:
•	longer operating histories and market presence;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	economies of scale and cost structure advantages; and

•	greater sales and marketing, manufacturing, distribution, technical and other resources than we have.
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will begin to offer and sell products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $212 million in assets (including $128 million in goodwill) at March 30, 2008. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which could negatively impact our operating results.
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDOs) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Seven companies (Nokia, Nokia-Siemens, NEC, Ericsson, SonyEricsson, Alcatel-Lucent, and Nextwave) recently issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) ad hoc IPR group and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.

We depend upon a limited number of third-party suppliers to manufacture component parts, subassemblies and finished goods for our products. If these third-party suppliers do not allocate adequate manufacturing capacity in their facilities to manufacture products on our behalf, or if there are any disruptions in the operations of, or the loss of, any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business.
     Our ability to meet customer demand depends, in part, on available manufacturing capacity and our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.
     QCT Segment. A supplier’s ability to meet our product manufacturing demand is limited mainly by their overall capacity and current capacity availability. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term capacity commitments. Our reliance on sole or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenues and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
     In the event of a loss of, or a decision to change a key third-party supplier, qualifying a new foundry supplier and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers.
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

We have expanded our QCT segment’s manufacturing model to include the purchase of completed die from semiconductor manufacturing foundries and to contract directly with third-party manufacturers for assembly and test services. This new production model may increase costs and lower our control over the manufacturing process.
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing completed die directly from semiconductor manufacturing foundries. Under our Integrated Fabless Manufacturing (IFM) model, we contract directly with third-party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of completed die directly from our foundry suppliers under our IFM model as we source new products and convert existing turnkey production to our IFM model. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, quality assurance and product delivery schedules. We have a limited history of working with the SAT suppliers under this expanded manufacturing model, and cannot guarantee that this change and our lack of control will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenues, or increase our cost of sales.
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
     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international market locations. We market, sell and service our products internationally. We have established sales offices around the world. We expect to continue to expand our international sales operations and to sell products in additional countries and locations. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, we may not be able to maintain a desired rate of growth in our business.
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 90% and 86% in the first six months of fiscal 2008 and 2007, respectively, and 87% in fiscal 2007 and 2006. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	challenges pending before foreign competition agencies to the pricing of and integration of additional features and functionality into our wireless chipset products;

•	our inability to succeed in significant foreign countries, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, loans and employment.
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
     Global economic conditions can have wide-ranging effects on demand and prices for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on wireless device inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation and/or deflation and economic recessions could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. During the first six months of fiscal 2008, 73% of our revenues were from customers and licensees based in South Korea, China and Japan, as compared to 69% during the first six months of fiscal 2007, respectively. During fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 70% during fiscal 2006. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables, or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening of currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors may become more expensive in U.S. dollars.

•	Strengthening of currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual funds, corporate bonds/notes and mortgage/asset-backed securities. Many of our strategic investments are in CDMA wireless operators, early-stage companies, or venture funds to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations.
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
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our MediaFLO and Firethorn businesses, respectively.
     Customer acceptance of the services our MediaFLO and Firethorn businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, operator selection of competing technologies or consumer preferences.
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
The market for our wireless products and technology is characterized by many factors, including:
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
If wireless devices are perceived to pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.
     Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.
Our QES and MediaFLO businesses depend on the availability of satellite and other networks.
     Our OmniTRACS and OmniVision systems operate on leased Ku-band satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through October 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and does not currently have back-up capability. Our agreement with a third-party to provide network and satellite services (including procuring satellite space) in Europe expires in September 2012. We believe our agreements will provide sufficient transponder capacity for our OmniTRACS and OmniVision operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. On February 6, 2007, Globalstar announced that many Globalstar satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. Globalstar stated that unless remedied, by some time in 2008, this degradation or degraded performance will have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. On May 30, 2007, Globalstar announced that four Globalstar satellites were successfully launched, and on October 22, 2007, Globalstar announced the successful launch of four additional satellites. Globalstar stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the recent launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
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
     As part of the development of our IMOD display technology, we are operating a research and development fabrication facility. The development of IMOD display prototypes is a complex and precise process involving hazardous materials subject to environmental and safety regulations. Our failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development activities.

Our stock repurchase program may not result in a positive return of capital to stockholders.
     At March 30, 2008, we had authority to repurchase up to $2 billion. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2007 Annual Report on Form 10-K. At March 30, 2008, there have been no other material changes to the market risks described at September 30, 2007 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed- and floating-rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2008	2009	2010	2011	2012	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash equivalents	$203	$—	$—	$—	$—	$—	$—	$203
Interest rate	2.5%
Available-for-sale securities:
Investment grade	$691	$264	$277	$136	$61	$48	$187	$1,664
Interest rate	4.7%	5.3%	3.7%	4.6%	4.8%	7.5%	5.7%
Non-investment grade	$2	$24	$25	$53	$67	$602	$—	$773
Interest rate	8.5%	8.2%	7.2%	9.3%	7.8%	9.1%

Floating interest-bearing securities:
Cash equivalents	$2,472	$—	$—	$—	$—	$—	$—	$2,472
Interest rate	3.5%
Available-for-sale securities:
Investment grade	$157	$346	$303	$50	$71	$90	$708	$1,725
Interest rate	3.0%	3.5%	3.4%	3.3%	3.5%	4.3%	4.6%
Non-investment grade	$9	$9	$27	$61	$100	$384	$681	$1,271
Interest rate	5.5%	6.2%	7.1%	7.4%	7.4%	7.4%	7.1%
     Cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Market Risk. Since September 30, 2007, there has been a major disruption in U.S. credit markets due to rising concerns about the sub-prime mortgage market, its effects on consumers and the banking, finance and housing industries and the potential for an economic recession. The result has been depressed security values in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities resulting in our inability to sell those securities in the near term. At March 30, 2008, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks, equities and other securities that have been affected by these credit market concerns and have temporary unrealized losses of $350 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     Equity Price Risk. We have a diversified marketable securities portfolio, including mutual fund and exchange traded fund shares, that is subject to equity price risk. The recorded values of marketable equity securities were $1.09 billion at March 30, 2008. The recorded values of equity mutual fund and exchange traded fund shares were $1.23 billion at March 30, 2008. We made equity investments in companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange traded fund shares at March 30, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $233 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer purchases of equity securities during the second quarter of fiscal 2008 were (in millions, except per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
	Shares Purchased	Per Share(1)	or Programs(2)	Plans or Programs (2)
December 31, 2007 to January 27, 2008	17.7	$37.68	17.7	$96

January 28, 2008 to February 24, 2008	—	$—	—	$96

February 25, 2008 to March 30, 2008	2.5	$45.45	2.5	$2,000

Total	20.2	$39.07	20.2	$2,000

(1)	Average Price Paid Per Share excludes cash paid for commissions. We repurchased 2.5 million shares in the second quarter of 2008 upon the exercise of an outstanding put option. A premium of $8 million was excluded from the average price paid per share. If the premium had been included, the average price paid per share for the purchases of shares made during the second quarter would have been $37.65.

(2)	On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2.0 million remained authorized for repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on March 11, 2008. On the record date, 1,616,285,181 shares of our common stock were entitled to vote. At the meeting, 1,435,642,319 shares were represented in person or by proxy. Three proposals were considered.

Proposal 1:	Election of ten directors to hold office until the 2009 Annual Meeting:

	For	Withheld
Barbara T. Alexander	1,394,490,432	41,151,887
Donald G. Cruickshank	1,405,445,324	30,196,995
Raymond V. Dittamore	1,396,603,898	39,038,421
Irwin Mark Jacobs	1,396,802,983	38,839,336
Paul E. Jacobs	1,399,963,713	35,678,606
Robert E. Kahn	1,400,172,839	35,469,480
Sherry Lansing	1,405,278,419	30,363,900
Duane A. Nelles	952,967,821	482,674,498
Marc I. Stern	1,389,158,385	46,483,934
Brent Scowcroft	1,387,969,256	47,673,063
All of the foregoing candidates were elected, and each received affirmative votes from more than a majority of the outstanding shares.

Proposal 2:	Approve amendments to the 2006 Long-Term Incentive Plan and an increase in the share reserve by 115,000,000 shares. This proposal received the following votes:

For	Against	Abstain
959,405,212	203,303,821	14,145,565
Broker Non-Vote 258,787,721
The foregoing proposal was approved.

Proposal 3:	Ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the Company’s fiscal year ending September 28, 2008. This proposal received the following votes:

For	Against	Abstain
1,400,066,317	22,053,190	13,522,812
The foregoing proposal was approved.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.78	2006 Long-Term Incentive Plan, as amended. (4)

10.79	2001 Employee Stock Purchase Plan, as amended. (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 22, 2006.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: April 23, 2008