Form 10-Q
period 2008-06-29
QUALCOMM INC/DE
filed 2008-07-25
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 21, 2008, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,640,962,214

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 29,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,970	$2,411
Marketable securities	3,644	4,170
Accounts receivable, net	917	715
Inventories	618	469
Deferred tax assets	358	435
Collateral held under securities lending	326	421
Other current assets	228	200

Total current assets	9,061	8,821
Marketable securities	4,567	5,234
Property, plant and equipment, net	1,912	1,788
Goodwill	1,520	1,325
Deferred tax assets	870	318
Other assets	1,667	1,009

Total assets	$19,597	$18,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$653	$635
Payroll and other benefits related liabilities	356	311
Unearned revenues	186	218
Income taxes payable	15	119
Obligations under securities lending	326	421
Other current liabilities	575	554

Total current liabilities	2,111	2,258
Unearned revenues	124	142
Income taxes payable	222	—
Other liabilities	314	260

Total liabilities	2,771	2,660

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at June 29, 2008 and September 30, 2007	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,640 and 1,646 shares issued and outstanding at June 29, 2008 and September 30, 2007, respectively	—	—
Paid-in capital	6,783	7,057
Retained earnings	10,104	8,541
Accumulated other comprehensive (loss) income	(61)	237

Total stockholders’ equity	16,826	15,835

Total liabilities and stockholders’ equity	$19,597	$18,495

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenues:
Equipment and services	$1,867	$1,484	$5,295	$4,196
Licensing and royalty fees	895	841	2,513	2,369

Total revenues	2,762	2,325	7,808	6,565

Operating expenses:
Cost of equipment and services revenues	889	688	2,493	1,956
Research and development	596	454	1,660	1,348
Selling, general and administrative	453	401	1,261	1,155

Total operating expenses	1,938	1,543	5,414	4,459

Operating income	824	782	2,394	2,106

Investment income, net (Note 3)	58	190	324	572

Income before income taxes	882	972	2,718	2,678
Income tax expense	(134)	(174)	(436)	(507)

Net income	$748	$798	$2,282	$2,171

Basic earnings per common share	$0.46	$0.48	$1.40	$1.31

Diluted earnings per common share	$0.45	$0.47	$1.38	$1.28

Shares used in per share calculations:
Basic	1,626	1,670	1,626	1,661

Diluted	1,654	1,704	1,654	1,694

Dividends per share announced	$0.16	$0.14	$0.44	$0.38

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29,	July 1,
	2008	2007
Operating Activities:
Net income	$2,282	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	283
Non-cash income tax expense	148	365
Non-cash portion of share-based compensation expense	393	371
Incremental tax benefits from stock options exercised	(310)	(199)
Net realized gains on marketable securities and other investments	(158)	(173)
Other-than-temporary losses on marketable securities and other investments	202	11
Other items, net	1	5
Changes in assets and liabilities, net of effects of acquisitions (Note 8):
Accounts receivable, net	(178)	(62)
Inventories	(142)	(147)
Other assets	35	(137)
Trade accounts payable	(4)	127
Payroll, benefits and other liabilities	12	69
Unearned revenues	(50)	84

Net cash provided by operating activities	2,567	2,768

Investing Activities:
Capital expenditures	(983)	(571)
Purchases of available-for-sale securities	(4,944)	(5,921)
Proceeds from sale of available-for-sale securities	5,548	6,254
Other investments and acquisitions, net of cash acquired	(283)	(230)
Change in collateral held under securities lending	95	(153)
Other items, net	30	13

Net cash used by investing activities	(537)	(608)

Financing Activities:
Proceeds from issuance of common stock	700	474
Incremental tax benefits from stock options exercised	310	199
Dividends paid	(716)	(632)
Proceeds from put options	—	17
Repurchase and retirement of common stock	(1,670)	(264)
Change in obligations under securities lending	(95)	153

Net cash used by financing activities	(1,471)	(53)

Effect of exchange rate changes on cash	—	2

Net increase in cash and cash equivalents	559	2,109
Cash and cash equivalents at beginning of period	2,411	1,607

Cash and cash equivalents at end of period	$2,970	$3,716

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 30, 2007 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and nine-month periods ended June 29, 2008 included 13 weeks and 39 weeks, respectively. The three-month and nine-month periods ended July 1, 2007 included 13 weeks and 40 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 29, 2008 were 28,061,000 and 27,656,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended July 1, 2007 were 33,975,000 and 33,256,000, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Employee stock options to purchase approximately 89,552,000 and 110,702,000 shares of common stock during the three months and nine months ended June 29, 2008, respectively, and employee stock options to purchase approximately 87,158,000 and 94,589,000 shares of common stock during the three months and nine months ended July 1, 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net income	$748	$798	$2,282	$2,171

Other comprehensive income (loss):
Foreign currency translation	(1)	6	8	17
Net unrealized gains (losses) on securities and derivative instruments, net of income taxes	32	86	(336)	273
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes	(20)	(31)	(75)	(98)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	43	—	105	2

Total other comprehensive income (loss)	54	61	(298)	194

Total comprehensive income	$802	$859	$1,984	$2,365

     Accumulated other comprehensive (loss) income consisted of the following (in millions):

	June 29,	September 30,
	2008	2007
Net unrealized (losses) gains on marketable securities and derivative instruments, net of income taxes	$(66)	$240
Foreign currency translation	5	(3)

	$(61)	$237

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Cost of equipment and services revenues	$10	$10	$29	$29
Research and development	64	50	182	166
Selling, general and administrative	65	56	185	179

Share-based compensation expense before taxes	139	116	396	374
Related income tax benefits	(45)	(40)	(128)	(128)

Share-based compensation expense, net of taxes	$94	$76	$268	$246

Net share-based compensation expense, per common share:
Basic	$0.06	$0.05	$0.16	$0.15

Diluted	$0.06	$0.04	$0.16	$0.15

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company recorded $83 million and $60 million in share-based compensation expense during the nine months ended June 29, 2008 and July 1, 2007, respectively, related to share-based awards granted during those periods. In addition, for the nine months ended June 29, 2008 and July 1, 2007, $310 million and $199 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At June 29, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.7 billion, which is expected to be recognized over a weighted-average period of 3.6 years. Net stock options, after forfeitures and cancellations, granted during the nine months ended June 29, 2008 and July 1, 2007 represented 2.7% and 1.9%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended June 29, 2008 and July 1, 2007 represented 3.0% and 2.2%, respectively, of outstanding shares as of the end of each fiscal period.
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
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for the Company’s second quarter of fiscal 2009. The Company is currently assessing the impact that the adoption of FAS 161 will have on its financial statement disclosures.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	June 29,	September 30,	June 29,	September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities	$121	$58	$—	$—
Government-sponsored enterprise securities	260	219	—	—
Foreign government bonds	18	8	—	—
Corporate bonds and notes	2,454	2,939	166	21
Mortgage- and asset-backed securities	519	414	—	—
Auction rate securities	—	159	193	—
Non-investment-grade debt securities	20	19	2,115	1,812
Equity securities	164	203	879	1,316
Equity mutual funds and exchange traded funds	—	—	1,214	1,871
Debt mutual funds	88	151	—	214

	$3,644	$4,170	$4,567	$5,234

     At June 29, 2008 and September 30, 2007, marketable securities included $318 million and $411 million, respectively, of securities that were loaned under the Company’s securities lending program. At June 29, 2008 and September 30, 2007, unrealized gains on marketable securities were $134 million and $510 million, respectively, and unrealized losses were $253 million and $89 million, respectively. The unrealized losses on the Company’s investments in marketable securities generally relate to liquidity, credit and economic concerns that have depressed security values over the past several months. The Company considers these unrealized losses to be temporary.
     Since March 30, 2008, the Company classified its auction rate securities as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. All of the Company’s auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. At June 29, 2008, the recorded values of the auction rate securities approximate their par values.
     Property, Plant and Equipment.

	June 29,	September 30,
	2008	2007
	(In millions)
Land	$124	$124
Buildings and improvements	1,058	954
Computer equipment	905	800
Machinery and equipment	1,132	999
Furniture and office equipment	55	48
Leasehold improvements	234	205

	3,508	3,130
Less accumulated depreciation and amortization	(1,596)	(1,342)

	$1,912	$1,788

     The net book values of property under capital leases included in buildings and improvements totaled $116 million and $91 million at June 29, 2008 and September 30, 2007, respectively. Capital lease additions were $18 million and $32 million during the three months and nine months ended June 29, 2008, respectively, and $7 million and $21 million during the three months and nine months ended July 1, 2007, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Intangible Assets. Net wireless licenses, which are included in other assets, increased to $818 million at June 29, 2008 from $232 million at September 30, 2007. The increase is primarily the result of the Company’s acquisition, in the third quarter of fiscal 2008, of additional 700 MHz spectrum in the United States primarily for its MediaFLO USA business. At June 29, 2008, included in intangible assets are indefinite-lived wireless licenses in the amount of $752 million which are not subject to amortization.
Note 3 — Investment Income, Net

	Three Months Ended		Nine Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest and dividend income	$108	$145	$378	$415
Interest expense	(4)	(1)	(17)	(5)
Net realized gains on marketable securities	39	53	131	169
Net realized gains on other investments	—	—	27	4
Other-than-temporary losses on marketable securities	(71)	—	(175)	(3)
Other-than-temporary losses on other investments	(12)	(8)	(27)	(8)
Gains on derivative instruments	—	1	6	—
Equity in (losses) earnings of investees	(2)	—	1	—

	$58	$190	$324	$572

Note 4 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 16% for fiscal 2008, compared to the 9% effective income tax rate in fiscal 2007. The 15% effective tax rate recorded in the third quarter of fiscal 2008 was lower than the estimated annual effective tax rate for fiscal 2008 due to a change in the estimate of foreign earnings taxed at less than the United States federal tax rate. The estimated annual effective tax rate for fiscal 2008 is higher than the annual effective tax rate for fiscal 2007 primarily due to the impacts of prior year audits completed during fiscal 2007, the retroactive extension of the federal research and development tax credit during fiscal 2007 and the expiration of the federal research and development tax credit on December 31, 2007.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to fiscal 2005. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2005, 2006 and 2007, which is anticipated to be completed by August 2009. The Company is subject to examination by the California Franchise Tax Board for fiscal 2004 through 2007 and is currently under examination for fiscal 2004 and 2005. The Company is also subject to income taxes in many state and local taxing jurisdictions in the U.S. and around the world, many of which are open to tax examinations for periods after fiscal 2002. Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
     The Company has not provided United States income taxes nor foreign withholding taxes on a cumulative total of approximately $6.3 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determines that the earnings will no longer be indefinitely invested outside the United States.
     The Company believes, more likely than not, that it will have sufficient taxable income after share-based related deductions to utilize the majority of its deferred tax assets. As of June 29, 2008, the Company has provided a valuation allowance of $13 million related to previously incurred capital losses. This valuation allowance reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all capital losses. In addition, the Company has provided a valuation allowance of $15 million related to foreign net operating loss carryforwards that are expected to expire unutilized. Deferred tax assets, net of valuation allowance, increased by approximately $474 million from September 30, 2007 to June 29, 2008, primarily due to the adoption of FIN 48, changes in unrealized marketable securities gains and losses and tax benefits from share-based compensation expense, partially offset by the use of tax credits as a result of continued profitable operations.
Note 5 — Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended June 29, 2008 were as follows (in millions):

Balance at September 30, 2007	$15,835
Net income	2,282
Other comprehensive loss	(298)
Repurchase of common stock	(1,666)
Net proceeds from the issuance of common stock	694
Share-based compensation	395
Tax benefits from exercise of stock options	296
Dividends	(716)
Other	4

Balance at June 29, 2008	$16,826

     Stock Repurchase Program. On March 11, 2008, the Company announced that it had been authorized to repurchase up to $2.0 billion of the Company’s common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2 million remained authorized for repurchases. The stock repurchase program has no expiration date. In connection with the Company’s previous stock repurchase program, the Company sold put options on its own stock during fiscal 2007, which were exercised during the nine months ended June 29, 2008 requiring the Company to repurchase and retire 5,000,000 shares of its common stock for approximately $189 million (net of the put option premiums received). During the nine months ended June 29, 2008, the Company repurchased and retired 42,616,000 shares of the Company’s common stock for $1.7 billion (net of the premiums received related to the put options that were exercised). While the Company has not made any repurchases under the $2.0 billion stock repurchase program, the Company continues to evaluate repurchases under this program.
     Dividends. On March 11, 2008, the Company announced an increase in its quarterly dividend effective for dividends payable after March 28, 2008 from $0.14 to $0.16 per share of common stock. On July 16, 2008, the Company announced a cash dividend of $0.16 per share on the Company’s common stock, payable on September

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
26, 2008 to stockholders of record as of August 29, 2008. Cash dividends announced in the nine months ended June 29, 2008 and July 1, 2007 were as follows (in millions, except per share data):

	2008		2007
	Per Share	Total	Per Share	Total
First quarter	$0.14	$228	$0.12	$198
Second quarter	0.14	227	0.12	200
Third quarter	0.16	261	0.14	234

Total	$0.44	$716	$0.38	$632

Note 6 — Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions (the 467 case and the 468 case) in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the following day, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of the five patents at issue in the 468 case seeking a determination and relief under Section 337 of the Tariff Act of 1930. Allegations relating to two of the Broadcom patent claims filed in the 468 case (which is stayed pending completion of the ITC action) have been dismissed by agreement of the parties. In the 467 case, one patent is stayed due to a pending reexamination of the claims by the U.S. Patent and Trademark Office, and another was dismissed by agreement of the parties. A trial relating to the three remaining Broadcom patents in the 467 case was held in May 2007, and on May 29, 2007, the jury rendered a verdict finding willful infringement of the three patents and awarding past damages in the approximate amount of $20 million (the court subsequently vacated the jury’s finding of willfulness). The final judgment, including damages calculations through May 29, 2007 and pre-judgment interest, was approximately $25 million, which has been secured by an irrevocable letter of credit and expensed pending appeals. On December 31, 2007, the court issued an order, last amended by the court on March 11, 2008, enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe the three Broadcom patents, subject to a specified limited license through January 2009 on two of the three patents and with respect to the third patent, a limited license as to one set of products. The immediately enjoined products are those WCDMA products that relate to patent number 6,847,686 (the ‘686 patent). With respect to EV-DO products involving the ‘686 patent (as well as products relating to the two remaining patents), the judge’s order provides for a permanent injunction but stays the effect of that injunction until January 31, 2009 with respect to companies that purchased these enjoined products as of May 29, 2007. The stay is subject to certain conditions, including the Company’s payment of ongoing royalties. The Company appealed the jury’s verdicts and the court’s remedy. Oral argument was heard in the Court of Appeals for the Federal Circuit on July 9, 2008, and a decision is pending. On May 13, 2008, the District Judge granted Broadcom’s application for an order to the Company to show cause why it is not in contempt of the permanent injunction with respect to specific issues. A hearing on the order was held on July 21, 2008, and a final decision is pending.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order against the Company and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit has issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company appealed the infringement finding, the cease and desist order and the exclusion order, and Broadcom appealed certain rulings of the ALJ. Oral arguments took place on July 8, 2008 in the United States Court of Appeal for the Federal Circuit, and the court’s decision is pending. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s cease and desist order by the Company. A hearing on the complaint took place on April 22 through 24, 2008. The target date for completion of the investigation is March 30, 2009, with an initial

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determination due on November 28, 2008. On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the court ordered the case stayed pending resolution of the New Jersey case, referenced above.
     On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint in the New Jersey case, adding the allegations from the state court case in California (filed on April 13, 2007) that had been stayed, as discussed above, and a federal antitrust claim based on the California allegations.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the United States Patent and Trademark Office (USPTO), but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The Court also ordered the Company to pay Broadcom’s attorneys’ fees and costs for the case. The Company and Broadcom each filed notices of appeal, but Broadcom subsequently dismissed its appeal. Oral argument in the Court of Appeals for the Federal Circuit is scheduled for August 5, 2008. On January 7, 2008, the Magistrate Judge considering Broadcom’s motions for sanctions against the Company for discovery violations issued an order sanctioning the Company and eight of its retained outside attorneys for those discovery violations. The Magistrate Judge referred the eight outside attorneys to the California State Bar for an investigation into possible ethics violations and ordered the Company to participate in a process to create a model discovery protocol. The Magistrate Judge reaffirmed the District Court’s previous award of Broadcom’s attorneys’ fees. On March 5, 2008, the District Court vacated the portion of the Magistrate Judge’s order only as it relates to the sanctions imposed on the Company’s outside counsel and remanded the case to the Magistrate Judge for further proceedings on those issues. The Company has appealed the District Court’s order and proceedings in the lower court have been stayed pending the appeal.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On November 4, 2005, the Company, along with its wholly-owned subsidiary, SnapTrack, filed an action in the United States District Court for the Southern District of California against Nokia alleging infringement of eleven QUALCOMM patents and one SnapTrack patent relating to GSM/GPRS/EDGE and position location and seeking monetary damages and injunctive relief. The case was stayed pending resolution of the ITC case referred to below. On May 24, 2006, the Company filed an action in the Chancery Division of the High Court of Justice for England and Wales against Nokia alleging infringement of two QUALCOMM patents relating to GSM/GPRS/EDGE, seeking monetary damages and injunctive relief. On March 3, 2008, the U.K. court ruled that the patents were infringed, but invalid based on prior art. On June 9, 2006, the Company filed a complaint with the ITC against Nokia alleging importation of products that infringe six QUALCOMM patents relating to power control, video encoding and decoding, and power conservation mode technologies and seeking an exclusionary order and a cease and desist order. On July 7, 2006, the ITC commenced an investigation, and the Company subsequently withdrew three of the patents from the proceedings. The trial was completed in September 2007, and the ITC ALJ issued an Initial Determination on December 12, 2007 of no violation by Nokia, and on February 27, 2008 the Commission issued a Final Determination declining to review the ALJ’s Initial Determination. The Company filed a notice of appeal with the Court of Appeals for the Federal Circuit.
     In 2006, the Company filed actions against Nokia in the District Court of Dusseldorf, Federal Republic of Germany, the High Court of Paris, France, the Milan Court, Italy and the People’s Republic of China, alleging infringement of patents relating to GSM/GPRS/EDGE, seeking monetary damages and seeking injunctive relief. In response to the German action, Nokia filed actions in the German Federal Patent Court seeking to revoke the QUALCOMM patents at issue in Germany. A stay was either obtained or requested in the QUALCOMM-brought cases, along with the Texas case described below, pursuant to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement of the parties and pending resolution of the first phase of issues in the Delaware case, also described below. However, no stay applied to the actions brought by Nokia in the German Federal Patent Court. On July 23, 2008, the German Federal Patent Court revoked one patent at issue in Germany, a counterpart to one of the patents at issue in the U.K. proceeding described above. On April 2, 2007, the Company filed suit against Nokia in the Eastern District of Texas, Marshall Division for infringement of three patents and in the Western District of Wisconsin for infringement of two patents. These cases are directed to Nokia GSM/GPRS/EDGE cellular phones. In response, Nokia filed counterclaims alleging infringement by the Company of six Nokia patents, two of which Nokia also asserted against the Company’s subsidiary, MediaFLO USA, Inc. Petitions have been filed with the USPTO seeking reexamination of the three patents at issue in the Texas case. In response, the USPTO has initiated reexamination proceedings but to date has not issued any office actions. On July 11, 2007, the Wisconsin Court issued an order transferring that case to the United States District Court for the Southern District of California, and the parties have consolidated the matter with the San Diego matter referenced above and stipulated to a stay of the proceedings pending final resolution of the ITC matter referenced above. On April 5, 2007, the Company filed an arbitration demand with the American Arbitration Association requesting a ruling that, among other things, Nokia’s continued use of the Company’s patents in Nokia’s CDMA cellular devices (including WCDMA) after April 9, 2007 constitutes an election by Nokia to extend its license under the parties’ existing agreement. On July 9, 2007, the Company filed an amended demand for arbitration, alleging that Nokia’s institution of certain patent infringement proceedings against the Company was a material breach of the license agreement between the parties. The arbitration matter was transferred by agreement of the parties and consolidated with the case described below pending in Delaware Chancery Court.
     Nokia Corporation and Nokia Inc. v. QUALCOMM Incorporated: On August 9, 2006, Nokia Corporation and Nokia Inc. filed a complaint in Delaware Chancery Court seeking declaratory and injunctive relief relating to alleged commitments made by the Company to wireless industry standards setting organizations. On April 12, 2007 and June 5, 2007, the Company filed counterclaims seeking declarations that, among other things, the Company’s 2001 license agreement with Nokia fulfilled and/or superseded any ostensible obligations to offer or grant patent licenses to Nokia allegedly arising from the Company’s participation in certain standards setting organizations. At the Court’s suggestion, the parties stipulated to consolidate the arbitration matter filed by the Company referenced above into the Delaware case. The Court ordered the case to be tried in two phases. Trial of the first phase was scheduled to begin on July 23, 2008 but did not take place because, on that day, the parties entered into an agreement that will resolve all litigation between the parties. In March 2007, Nokia filed actions in Germany and the Netherlands alleging that certain of the Company’s patents are exhausted with regard to Nokia’s products placed on the European market that contain chipsets supplied to Nokia by Texas Instruments. On October 23, 2007, the German court dismissed Nokia’s claims. On November 14, 2007, the Dutch court dismissed Nokia’s claims. Nokia did not appeal either decision, and its time for appeal has lapsed. On August 16, 2007, Nokia Corporation and Nokia Inc. filed a complaint with the ITC alleging importation of products that infringe five Nokia patents and seeking an exclusionary order and a cease and desist order. The ITC instituted an investigation on September 17, 2007. The Company filed a motion to terminate the investigation pending resolution of the arbitration proceeding instituted by the Company on April 5, 2007. On October 18, 2007, the ALJ issued an order recommending the Company’s motion be granted. On November 21, 2007, the ITC announced that it would not review the ALJ’s determination, thus rendering that determination final.
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. As part of its agreement with the Company, Nokia will withdraw the complaint it filed with the European Commission, although that investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The District Court suit for damages is stayed pending resolution of the ITC proceeding. The ITC instituted the investigation on May 15, 2007. The patents at issue are being reexamined by the USPTO based on petitions filed by a third-party. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
these rejections, and the USPTO has not made a final decision. On February 26, 2008, the ALJ stayed the ITC proceedings pending completion of the USPTO’s reexamination proceedings. On March 27, 2008, the Commission reversed the ALJ’s order and ordered the ITC proceeding to be reinstated. The evidentiary hearing occurred on July 14-18, 2008 and the investigation is targeted for completion by February 20, 2009.
     In April 2008, two complaints were filed in San Diego Federal Court and San Diego Superior Court on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing practices. The Superior Court action has been transferred to the San Diego Federal Court, and the plaintiff is seeking to have it transferred back to Superior Court. The Company is seeking to have both cases transferred to the Federal Court in New Jersey. The Company has not otherwise responded to the complaints.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of its sale of cellular phones. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     The Company understands that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the Korea Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. To date, the Company has not received the complaints but has submitted certain requested information and documents to the Korea Fair Trade Commission regarding rebates on chipset sales, chipset design integration and royalties on devices containing a QUALCOMM chipset.
     The Japan Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but has submitted certain requested information and documents to the Japan Fair Trade Commission.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. Other than amounts relating to the Broadcom Corporation v. QUALCOMM Incorporated and QUALCOMM Incorporated v. Broadcom Corporation matters, the Company has not recorded any accrual for contingent liabilities associated with the other legal proceedings described above based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements as of June 29, 2008 for the remainder of fiscal 2008 and for each of the subsequent four years from fiscal 2009 through 2012 were approximately $736 million, $289 million, $108 million, $59 million and $67 million, respectively, and $73 million thereafter. Of these amounts, for the remainder of fiscal 2008 and for fiscal 2009 and fiscal 2010, commitments to purchase integrated circuit product inventories comprised $632 million, $123 million and $3 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 29 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of June 29, 2008 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2008	$2	$15	$17
2009	8	74	82
2010	8	61	69
2011	8	44	52
2012	8	37	45
Thereafter	244	210	454

Total minimum lease payments	$278	$441	$719

Deduct: Amounts representing interest	(155)

Present value of minimum lease payments	123
Deduct: Current portion of capital lease obligations	—

Long-term portion of capital lease obligations	$123

Note 7 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; and

•	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
June 29, 2008
Revenues	$1,762	$803	$190	$4	$3	$2,762
EBT	487	670	(1)	(82)	(192)	882
July 1, 2007
Revenues	$1,367	$766	$196	$—	$(4)	$2,325
EBT	439	668	18	(91)	(62)	972

For the nine months ended:
June 29, 2008
Revenues	$4,956	$2,248	$595	$7	$2	$7,808
EBT	1,383	1,895	23	(200)	(383)	2,718
July 1, 2007
Revenues	$3,856	$2,125	$583	$—	$1	$6,565
EBT	1,123	1,803	58	(176)	(130)	2,678
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenues
Elimination of intersegment revenues	$(6)	$(15)	$(14)	$(27)
Other nonreportable segments	9	11	16	28

Reconciling items	$3	$(4)	$2	$1

Earnings (loss) before income taxes
Unallocated research and development expenses	$(100)	$(78)	$(253)	$(255)
Unallocated selling, general and administrative expenses	(87)	(106)	(251)	(268)
Unallocated cost of equipment and services revenues	(10)	(10)	(29)	(29)
Unallocated investment income, net	54	181	296	549
Other nonreportable segments	(46)	(39)	(141)	(112)
Intracompany eliminations	(3)	(10)	(5)	(15)

Reconciling items	$(192)	$(62)	$(383)	$(130)

     During the three months and nine months ended June 29, 2008, unallocated research and development expenses included $64 million and $182 million, respectively, and unallocated selling, general and administrative expenses included $65 million and $183 million, respectively, of share-based compensation expense. During the three months and nine months ended July 1, 2007, unallocated research and development expenses included $50 million and $166 million, respectively, and unallocated selling, general and administrative expenses included $54 million and $175 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
June 29, 2008
Revenues from external customers	$1,759	$802	$188	$4
Intersegment revenues	3	1	2	—
July 1, 2007
Revenues from external customers	$1,353	$766	$195	$—
Intersegment revenues	14	—	1	—

For the nine months ended:
June 29, 2008
Revenues from external customers	$4,949	$2,246	$589	$7
Intersegment revenues	7	2	6	—
July 1, 2007
Revenues from external customers	$3,835	$2,124	$578	$—
Intersegment revenues	21	1	5	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, and the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $1.1 billion and $457 million at June 29, 2008 and September 30, 2007, respectively. Reconciling items for total assets included $227 million and $215 million at June 29, 2008 and September 30, 2007, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of cash, cash equivalents, certain marketable securities, property, plant and equipment, deferred tax assets, goodwill and certain intangible and other assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 29,	September 30,
	2008	2007
QCT	$1,266	$921
QTL	12	29
QWI	208	200
QSI	1,447	896
Reconciling items	16,664	16,449

Total consolidated assets	$19,597	$18,495

Note 8 — Acquisitions
     During the nine months ended June 29, 2008, the Company acquired five businesses for total cash consideration of $262 million. Approximately $3 million in consideration payable in cash through June 2009 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions amounted to $202 million, of which $25 million is expected to be deductible for tax purposes. Technology-based intangible assets recognized in the amount of $57 million are being amortized on a straight-line basis over a weighted-average amortization period of 6 years. The condensed consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

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
Overview
Recent Developments
     Revenues for the third quarter of fiscal 2008 were $2.8 billion, with net income of $748 million. The following recent developments occurred with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 3.6 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA and HSPA), are approximately 19% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 670 million worldwide by June 29, 2008, including approximately 410 million CDMA2000 1X/1xEV-DO subscribers and approximately 260 million WCDMA/HSPA subscribers. (1)

•	CDMA-based device shipments continue to grow at a strong pace. We estimate approximately 107 million units shipped during the first calendar quarter, an increase of 24% over the 86 million units shipped in the year ago quarter. (2) (4)

•	In the handset market, CDMA-based unit shipments grew 26% year-over-year, compared to 14% year-over-year growth across all technologies. (3)

•	The average selling price of CDMA-based devices was estimated to be approximately $226, up 5% from the year ago quarter. (2) (4)

•	We shipped approximately 86 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices and data modules, an increase of 32%, compared to approximately 65 million MSM integrated circuits in the year ago quarter.

•	AT&T Inc. launched its AT&T Mobile TV with FLO service in over 50 U.S. markets using the MediaFLO USA service.

•	We purchased additional 700 MHz spectrum in the United States covering certain economic areas on the east and west coast, which doubles the network capacity available for use in such areas by our MediaFLO USA business.

•	On July 23, 2008, we entered into an agreement with Nokia Corporation/Nokia Inc. that will resolve all pending litigation disputes between the parties. We expect this development to result in immediate savings in previously anticipated litigation expenses for the fourth quarter of fiscal 2008. Additionally, beginning in the fourth quarter of fiscal 2008, we expect to recognize revenues from royalties on sales by Nokia for which we had not been recognizing since April 9, 2007 while the dispute with Nokia over its obligation to pay royalties was pending.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Third quarter of fiscal 2008 information was derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity. Third quarter of fiscal 2007 information was derived from reports provided by our licensees/manufacturers during the quarter.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, for shipments in the first calendar quarter reported in their Global Handset Market Share Updates.

(4)	We perform periodic audits of the royalties payable by our licensees. As a result of our audit process, we determined during the fourth quarter of fiscal 2007 that total CDMA-based device shipments and average selling prices (ASPs) should be adjusted for certain periods. Historical units and ASPs for the third quarter of fiscal 2007 have been revised to reflect these adjustments. The adjustments related only to device shipments and ASPs and did not impact the amount or timing of our revenues.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 64% and 59% of total consolidated revenues in the third quarter of fiscal 2008 and 2007, respectively, and 63% and 59% of total consolidated revenues for the first nine months of fiscal 2008 and 2007, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have completed the assembly and final test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase die directly from semiconductor manufacturing foundries and contract directly with third-party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM).
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 29% and 33% of total consolidated revenues in the third quarter of fiscal 2008 and 2007, respectively, and 29% and 32% of total consolidated revenues for the first nine months of fiscal 2008 and 2007, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications.

QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through June 2008, QES has shipped approximately 1,263,600 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce capabilities. QWI revenues comprised 7% and 8% of total consolidated revenues in the third quarter of fiscal 2008 and 2007, respectively, and 8% and 9% of total consolidated revenues for the first nine months of fiscal 2008 and 2007, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and start-up companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers services over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA service to retail wireless consumers will continue to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain functions that are provided primarily by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The deployment and upgrading of CDMA2000 networks is expected to continue.
•	More than 255 operators have launched CDMA2000 1X; (1)

•	More than 95 operators have deployed the higher data speeds of 1xEV-DO and more than 40 operators have deployed commercial EV-DO Revision A networks. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
•	More than 225 GSM operators have migrated their networks to WCDMA; (2)

•	More than 205 operators have launched commercial HSDPA networks, and more than 50 operators have launched commercial HSUPA networks. (2)

•	We expect CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA and EV-DO Revision A and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to accelerate.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a considerable portion of our research and development initiatives in fiscal 2008 will not reach commercialization until several years in the future.

•	We expect demand for low-end wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into one chip, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest resources aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
•	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

•	OFDM- and OFDMA-based technologies;

•	Our service applications platform, content delivery services and user interfaces;

•	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

•	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and to rebuff efforts by companies to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their June 2008 reports.

     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 35%, 22%, 16% and 10%, respectively, of total consolidated revenues for the first nine months of fiscal 2008, as compared to 31%, 21%, 18% and 13%, respectively, for the first nine months of fiscal 2007. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The increase in revenues from customers in South Korea from 31% to 35% of total revenues is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in South Korea and royalty revenues from customers in South Korea. Combined revenues from customers in Japan and the United States decreased as a percentage of total revenues, from 31% to 26%, primarily due to the increased activity by manufacturers with locations in South Korea.
Critical Accounting Policies and Estimates
     Income Taxes. On October 1, 2007, we adopted the accounting provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” As a result of the adoption, we increased our liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” for additional information. As of June 29, 2008, our liability for net unrecognized tax benefits was $222 million.
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
Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007
     Revenues. Total revenues for the third quarter of fiscal 2008 were $2.76 billion, compared to $2.33 billion for the third quarter of fiscal 2007.
     Revenues from sales of equipment and services for the third quarter of fiscal 2008 were $1.87 billion, compared to $1.48 billion for the third quarter of fiscal 2007. Revenues from sales of integrated circuit products increased $380 million, resulting primarily from an increase of $351 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $48 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the third quarter of fiscal 2008 were $895 million, compared to $841 million for the third quarter of fiscal 2007. Revenues from licensing and royalty fees increased primarily as a result of a $38 million increase in QTL royalties related to an increase in our licensees’ sales of CDMA-based products driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2008 was $889 million, compared to $688 million for the third quarter of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for the third quarter of fiscal 2008, compared to 46% for the third quarter of fiscal 2007. The decline in gross margin percentage in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily attributable to an increase in reserves for excess and obsolete inventory. Cost of equipment and services revenues for the third quarter of both fiscal 2008 and 2007 included share-based compensation of $10 million. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the third quarter of fiscal 2008, research and development expenses were $596 million or 22% of revenues, compared to $454 million or 20% of revenues for the third quarter of fiscal 2007. The dollar and percentage increases were primarily attributable to a $99 million increase in costs related to the development of integrated circuit products, next-generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives include one or more of the following: CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. Research and development expenses related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $16 million. Research and development expenses for the third quarter of fiscal 2008 included share-based compensation of $64 million, compared to $50 million in the third quarter of fiscal 2007. Research and development expenses for the third quarter of fiscal 2008 also included $13 million of acquired in-process research and development. No in-process research and development was recorded in the third quarter of fiscal 2007.
     Selling, General and Administrative Expenses. For the third quarter of fiscal 2008, selling, general and administrative expenses were $453 million or 16% of revenues, compared to $401 million or 17% of revenues for the third quarter of fiscal 2007. The dollar increase was primarily attributable to a $23 million increase in certain professional fees, primarily related to patent activities, and a $23 million increase in employee-related expenses. Selling, general and administrative expenses for the third quarter of fiscal 2008 included share-based compensation of $65 million, compared to $56 million in the third quarter of fiscal 2007.
     Net Investment Income. Net investment income was $58 million for the third quarter of fiscal 2008, compared to $190 million for the third quarter of fiscal 2007. The net decrease was comprised as follows (in millions):

	Three Months Ended
	June 29,	July 1,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$105	$143	$(38)
QSI	3	2	1
Interest expense	(4)	(1)	(3)
Net realized gains on investments:
Corporate	24	41	(17)
QSI	15	12	3
Other-than-temporary losses on investments	(83)	(8)	(75)
Gains on derivative instruments	—	1	(1)
Equity in losses of investees	(2)	—	(2)

	$58	$190	$(132)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was primarily a result of lower average balances on interest-bearing securities and lower interest rates. Other-than-temporary losses in the third quarter of fiscal 2008 generally related to market liquidity concerns that have depressed securities values, which also contributed to the decrease in net realized gains on corporate investments.
     Income Tax Expense. Income tax expense was $134 million for the third quarter of fiscal 2008, compared to $174 million for the third quarter of fiscal 2007. The annual effective tax rate is estimated to be 16% for fiscal 2008, compared to the annual effective rate of 9% for fiscal 2007. The 15% effective tax rate recorded in the third quarter of fiscal 2008 was lower than the estimated annual effective tax rate for fiscal 2008 due to a change in our estimate of foreign earnings taxed at less than the United States federal tax rate. The 18% effective tax rate recorded in the third quarter of fiscal 2007 was higher than the annual effective tax rate primarily due to the impact of prior year audits completed during the fourth quarter of fiscal 2007.
     The estimated annual effective tax rate for fiscal 2008 is 19% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%.
First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007
     Revenues. Total revenues for the first nine months of fiscal 2008 were $7.81 billion, compared to $6.57 billion for the first nine months of fiscal 2007. Revenues from two customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 30% and 27% in aggregate of total consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively.
     Revenues from sales of equipment and services for the first nine months of fiscal 2008 were $5.30 billion, compared to $4.20 billion for the first nine months of fiscal 2007. Revenues from sales of integrated circuit products increased $1.08 billion, resulting primarily from an increase of $970 million related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $149 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first nine months of fiscal 2008 were $2.51 billion, compared to $2.37 billion for the first nine months of fiscal 2007. Revenues from licensing and royalty fees increased primarily as a result of a $130 million increase in QTL royalties related to an increase in our licensees’ sales of CDMA-based products driven by the continued adoption of WCDMA at higher average selling prices than CDMA, fluctuations in currency exchange rates and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2008 was $2.49 billion, compared to $1.96 billion for the first nine months of fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for the first nine months of both fiscal 2008 and 2007. Cost of equipment and services revenues in the first nine months of both fiscal 2008 and 2007 included $29 million in share-based compensation.
     Research and Development Expenses. For the first nine months of fiscal 2008, research and development expenses were $1.66 billion or 21% of revenues, compared to $1.35 billion or 21% of revenues for the first nine months of fiscal 2007. The dollar increase was primarily attributable to a $251 million increase in costs related to the development of integrated circuit products, next-generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA (including GSM/GPRS/EDGE), HSDPA, HSUPA and OFDMA. Research and development expenses related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $45 million. Research and development expenses in the first nine months of fiscal 2008 included share-based compensation and in-process research and development of $182 million and $14 million, respectively, compared to $166 million and $10 million, respectively, in the first nine months of fiscal 2007.
     Selling, General and Administrative Expenses. For the first nine months of fiscal 2008, selling, general and administrative expenses were $1.26 billion or 16% of revenues, compared to $1.16 billion or 18% of revenues for the first nine months of fiscal 2007. The dollar increase was primarily attributable to an $81 million increase in employee-related expenses and a $70 million increase in certain professional fees, primarily related to patent activities, partially offset by a $34 million decrease in bad debt expense. Selling, general and administrative expenses in the first nine months of fiscal 2008 included share-based compensation of $185 million, compared to $179 million in the first nine months of fiscal 2007.

     Net Investment Income. Net investment income was $324 million for the first nine months of fiscal 2008, compared to $572 million for the first nine months of fiscal 2007. The net decrease was comprised as follows (in millions):

	Nine Months Ended
	June 29,	July 1,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$374	$409	$(35)
QSI	4	6	(2)
Interest expense	(17)	(5)	(12)
Net realized gains on investments:
Corporate	108	154	(46)
QSI	50	19	31
Other-than-temporary losses on investments	(202)	(11)	(191)
Gains (losses) on derivative instruments	6	—	6
Equity in earnings of investees	1	—	1

	$324	$572	$(248)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was primarily a result of lower interest rates on interest-bearing securities. Other-than-temporary losses in the first nine months of fiscal 2008 generally related to market liquidity concerns that have depressed securities values, which also contributed to the decrease in net realized gains on corporate investments. Net realized gains on QSI investments in the first nine months of fiscal 2008 relate primarily to the sale of our investment in Inquam and the sale of an equity investment in a wireless telecommunications equipment manufacturer.
     Income Tax Expense. Income tax expense was $436 million for the first nine months of fiscal 2008, compared to $507 million for the first nine months of fiscal 2007. The effective tax rate was 16% for the first nine months of fiscal 2008, compared to 19% for the first nine months of fiscal 2007. The annual effective tax rate is estimated to be 16% for fiscal 2008, compared to the annual effective rate of 9% for fiscal 2007. The 19% effective tax rate recorded in the first nine months of fiscal 2007 was higher than the annual effective tax rate of 9% primarily due to the impact of prior year audits completed during the fourth quarter of fiscal 2007.
     The estimated annual effective tax rate for fiscal 2008 is 19% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 1% related to research and development tax credits, partially offset by state taxes of approximately 5%.
Our Segment Results for the Third Quarter of Fiscal 2008 Compared to the Third Quarter of Fiscal 2007
     The following should be read in conjunction with the third quarter financial results of fiscal 2008 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Segment Information.”
     QCT Segment. QCT revenues for the third quarter of fiscal 2008 were $1.76 billion, compared to $1.37 billion for the third quarter of fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.71 billion for the third quarter of fiscal 2008, compared to $1.33 billion for the third quarter of fiscal 2007. The increase in equipment and services revenues resulted primarily from an increase of $351 million related to higher unit shipments and an increase of $48 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 86 million MSM integrated circuits were sold during the third quarter of fiscal 2008, compared to approximately 65 million for the third quarter of fiscal 2007.
     QCT’s earnings before taxes for the third quarter of fiscal 2008 were $487 million, compared to $439 million for the third quarter of fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 28% in the third quarter of fiscal 2008, compared to 32% in the third quarter of fiscal 2007. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage primarily related to an increase in reserves for excess and obsolete inventory.

     QCT inventories increased by 38% since September 30, 2007 to $532 million at June 29, 2008 primarily due to the shift in our manufacturing business model from turnkey to IFM and the related work-in process which includes purchased die and related back-end assembly and test manufacturing services needed to complete QCT’s integrated circuit products. The increase is also attributable to an increase in finished goods associated with growth in sales volume.
     QTL Segment. QTL revenues for the third quarter of fiscal 2008 were $803 million, compared to $766 million for the third quarter of fiscal 2007. QTL’s earnings before taxes for the third quarter of fiscal 2008 were $670 million, compared to $668 million for the third quarter of fiscal 2007. QTL’s operating margin percentage was 83% in the third quarter of fiscal 2008, compared to 87% in the third quarter of fiscal 2007. The increase in revenues primarily resulted from a $38 million increase in royalties, which were $793 million in the third quarter of fiscal 2008, compared to $755 million in the third quarter of fiscal 2007. The increase in royalties resulted from an increase in our licensees’ sales of CDMA-based products driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007. Revenues from amortized license fees were $10 million in the third quarter of fiscal 2008, compared to $11 million in the third quarter of fiscal 2007. The increase in QTL’s earnings before taxes for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was primarily attributable to the increase in revenues, partially offset by increases in research and development expenses and legal and patent costs, which resulted in a corresponding decrease in operating margin percentage.
     QWI Segment. QWI revenues for the third quarter of fiscal 2008 were $190 million, compared to $196 million for the third quarter of fiscal 2007. Revenues decreased primarily due to a decrease in QES revenues of $16 million, partially offset by an increase in QIS revenues of $7 million. The decrease in QES revenues was primarily attributable to a decrease in revenues from product sales. The increase in QIS revenues was primarily attributable to increases in QChat revenues resulting from increased development efforts under the licensing agreement with Sprint and increases in fees related to our expanded BREW customer base and products.
     QWI’s loss before taxes for the third quarter of fiscal 2008 was $1 million, compared to earnings before taxes of $18 million for the third quarter of fiscal 2007. QWI’s operating margin percentage was negative 1% in the third quarter of fiscal 2008, compared to 9% in the third quarter of fiscal 2007. The decrease in earnings before taxes was primarily attributable to a $9 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008 and an $8 million increase in QIS research and development expenses related to our BREW products, both of which resulted in a corresponding decrease in operating margin percentage.
     QSI Segment. QSI’s loss before taxes for the third quarter of fiscal 2008 was $82 million, compared to $91 million for the third quarter of fiscal 2007. QSI’s loss before taxes included an $8 million decrease in our MediaFLO USA subsidiary’s loss before taxes.
Our Segment Results for the First Nine Months of Fiscal 2008 Compared to the First Nine Months of Fiscal 2007
     The following should be read in conjunction with the first nine months financial results of fiscal 2008 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information.”
     QCT Segment. QCT revenues for the first nine months of fiscal 2008 were $4.96 billion, compared to $3.86 billion for the first nine months of fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $4.82 billion for the first nine months of fiscal 2008, compared to $3.75 billion for the first nine months of fiscal 2007. The increase in equipment and services revenues resulted primarily from an increase of $970 million related to higher unit shipments and an increase of $149 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 250 million MSM integrated circuits were sold during the first nine months of fiscal 2008, compared to approximately 185 million for the first nine months of fiscal 2007.
     QCT’s earnings before taxes for the first nine months of fiscal 2008 were $1.38 billion, compared to $1.12 billion for the first nine months of fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 28% in the first nine months of fiscal 2008, compared to 29% in the first nine months of fiscal 2007. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage related to an increase in product support costs.

     QTL Segment. QTL revenues for the first nine months of fiscal 2008 were $2.25 billion, compared to $2.13 billion for the first nine months of fiscal 2007. QTL’s earnings before taxes for the first nine months of fiscal 2008 were $1.90 billion, compared to $1.80 billion for the first nine months of fiscal 2007. QTL’s operating margin percentage was 84% in the first nine months of both fiscal 2008 and 2007. The increase in revenues primarily resulted from a $130 million increase in royalties, which were $2.22 billion in the first nine months of fiscal 2008, compared to $2.09 billion in the first nine months of fiscal 2007. The increase in royalties resulted from an increase in sales of CDMA-based products by licensees driven by the continued adoption of WCDMA at higher average selling prices than CDMA, fluctuations in currency exchange rates and settlement of the Sony Ericsson arbitration, partially offset by the effect of Nokia’s failure to report royalties on its sales after April 9, 2007. Revenues from amortized license fees were $31 million in the first nine months of fiscal 2008, compared to $38 million in the first nine months of fiscal 2007. The increase in QTL’s earnings before taxes for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was primarily attributable to the increase in revenues, partially offset by an increase in research and development expenses.
     QWI Segment. QWI revenues for the first nine months of fiscal 2008 were $595 million, compared to $583 million for the first nine months of fiscal 2007. Revenues increased primarily due to a $34 million increase in QIS revenues, partially offset by a $31 million decrease in QES revenues. The increase in QIS revenues was primarily attributable to increases in QChat revenues resulting from increased development efforts under a licensing agreement with Sprint and our expanded BREW customer base and products. The decrease in QES revenues was primarily attributable to a $42 million decrease in revenues from product sales, partially offset by an $11 million increase in messaging revenues. QES shipped approximately 71,200 terrestrial-based and satellite-based systems during the first nine months of fiscal 2008, compared to approximately 148,900 terrestrial-based and satellite-based systems in the first nine months of fiscal 2007.
     QWI’s earnings before taxes for the first nine months of fiscal 2008 were $23 million, compared to $58 million for the first nine months of fiscal 2007. QWI’s operating margin percentage was 4% in the first nine months of fiscal 2008, compared to 10% in the first nine months of fiscal 2007. The decrease in QWI’s earnings before taxes was primarily due to a $25 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008 and a $23 million increase in QIS research and development expenses related to our BREW products, partially offset by the increase in revenues, all of which contributed to a corresponding decrease in operating margin percentage.
     QSI Segment. QSI’s loss before taxes for the first nine months of fiscal 2008 was $200 million, compared to $176 million for the first nine months of fiscal 2007. QSI’s loss before taxes included a $35 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of an increase of $40 million in cost of equipment and services revenues related to the commencement of our MediaFLO services in March 2007.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $11.2 billion at June 29, 2008, a decrease of $634 million from September 30, 2007. Our cash, cash equivalents and marketable securities at June 29, 2008 consisted of $6.7 billion held by foreign subsidiaries with the remaining balance of $4.5 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Cash provided by operating activities was $2.6 billion during the nine months ended June 29, 2008, compared to $2.8 billion during the nine months ended July 1, 2007. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $700 million during the nine months ended June 29, 2008, compared to $474 million during the nine months ended July 1, 2007.
     On March 11, 2008, we announced we had been authorized to repurchase up to $2.0 billion of our common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2.0 million remained authorized for repurchases. The stock repurchase program has no expiration date. During the nine months ended June 29, 2008, we repurchased and retired 42,616,000 shares of our common stock for $1.7 billion. While we have not repurchased any of our shares under the $2.0 billion stock repurchase program, we continue to evaluate repurchases under this program.

     We announced dividends totaling $261 million, or $0.16 per share, during the third quarter of fiscal 2008, which were paid on June 27, 2008. On July 16, 2008, we announced a cash dividend of $0.16 per share on our common stock, payable on September 26, 2008 to stockholders of record as of August 29, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     At June 29, 2008, we classified our auction rate securities with recorded values of $193 million as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. All of our auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The cash values of our auction rate securities, which are held by a foreign subsidiary, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the securities are called by the issuer or the underlying securities have been prepaid or have matured. Due to the combined strength of our significant cash, short-term investments and operating cash flows, we do not anticipate the current illiquidity of auction rate securities to affect our operating plans.
     As a result of recent adverse conditions in the financial markets, certain types of financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may present risks arising from liquidity and/or credit concerns. At June 29, 2008, our holdings in these categories of investments totaled approximately $38 million and were predominantly AAA rated. In the event that these categories of investments that are experiencing credit concerns become illiquid, we do not believe this will materially affect our liquidity or results of operations.
     Accounts receivable increased by 26% during the third quarter of fiscal 2008. Days sales outstanding, on a consolidated basis, were 29 days at June 29, 2008 compared to 24 days at March 30, 2008. The increase in accounts receivable and days sales outstanding were primarily due to increased revenues for integrated circuits and the timing of cash receipts for related receivables.
     We believe our current cash and cash equivalents, marketable securities and our expected cash generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $1.66 billion in the first nine months of fiscal 2008 and $1.83 billion in fiscal 2007, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Our purchase obligations for the remainder of fiscal 2008 and for fiscal 2009, some of which relate to research and development activities, totaled $736 million and $289 million, respectively, at June 29, 2008. Cash used for strategic investments and acquisitions, net of cash acquired, was $283 million in the first nine months of fiscal 2008 and $249 million in fiscal 2007, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Our consolidated balance sheet at June 29, 2008 includes a $222 million noncurrent liability for uncertain tax positions, of which $192 million may result in cash payment. While the current IRS audit, covering fiscal 2005, 2006 and 2007, is expected to be completed by August 2009, we are not updating the disclosures in our long-term contractual obligations table presented in our 2007 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the taxing authorities.
     Additional information regarding our financial commitments at June 29, 2008 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”

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
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for our second quarter of fiscal 2009. We are currently assessing the impact that the adoption of FAS 161 will have on our financial statement disclosures.
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
     To increase our revenues in future periods, we are dependent upon the commercial deployment of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy other technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of operators have started testing OFDMA technology, but the timing and extent of OFDMA deployments is uncertain and we might not be successful in developing and marketing OFDMA products.
Our patent portfolio may not be as successful in generating licensing income with respect to other technologies as it has been for CDMA-based technologies.
     Although we own a very strong portfolio of issued and pending patents related to GPRS, EDGE, OFDM, OFDMA and/or MIMO technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel entered into a definitive agreement with Clearwire Corporation to form a new company that is planning to deploy WiMax (an OFDMA-based technology) using its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other operators are investigating deployment of WiMax or considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next-generation technologies for deployment in existing or future spectrum bands. Verizon has announced its intention to begin developing its chosen fourth generation (4G) technology, LTE, during 2008 and to prepare for the time when its customers start demanding such 4G capabilities, while continuing the expansion and operation of its existing CDMA-based technologies for many years to come. Although we believe that our patented technology is essential and useful to implementation of the WiMax, LTE or UMB standards, we might not achieve the same royalty revenues on such WiMax, LTE or UMB deployments as on CDMA/WCDMA, and we might not achieve the same level of success in WiMax, LTE or UMB products as we have in CDMA/WCDMA products.
Our two largest customers accounted for 30% and 27% of consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively, and 27% and 26% of total consolidated revenues in fiscal 2007 and 2006, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action intended to depress license fees, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices which could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We understand that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. To date, we have not received the complaints but have submitted certain requested information and documents to the KFTC regarding rebates on chipset sales, chipset design integration and royalties on devices containing a Qualcomm chipset. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but have submitted certain requested information and documents to the JFTC. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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
     While we have had many settlement discussions with Broadcom, they have not been fruitful to date, and the prospects for a reasonable settlement appear to be remote at this time. To date, Broadcom has insisted that any comprehensive settlement include provisions that could have a material impact on our licensing and royalty business model.
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
     Companies that promote non-CDMA technologies (e.g. GSM) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Icera, Intel, LSI Corporation, NEC, Nokia, Renesas, Samsung, Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $227 million in assets (including $128 million in goodwill) at June 29, 2008. If we are not successful in bringing our IMOD display technology to market, our assets may become impaired, which could negatively impact our operating results.
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDOs) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. Seven companies (Nokia, Nokia-Siemens, NEC, Ericsson, SonyEricsson, Alcatel-Lucent, and Nextwave) recently issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) IPR Special Committee and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.
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
We have expanded our QCT segment’s manufacturing model to include the purchase of die from semiconductor manufacturing foundries and to contract directly with third-party manufacturers for assembly and test services. This new production model may increase costs and lower our control over the manufacturing process.
     To further enable flexibility of supply and access to potential new foundry suppliers, and in response to the complexity of our product roadmap, starting in fiscal 2005, we expanded our manufacturing model to include purchasing die directly from semiconductor manufacturing foundries. Under our Integrated Fabless Manufacturing (IFM) model, we contract directly with third-party manufacturers for back-end assembly and test services, and we ship the completed integrated circuits to our customers. We expect to increase the volume of our purchases of die directly from our foundry suppliers under our IFM model as we source new products and convert existing turnkey production to our IFM model. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, manufacturing yields, quality assurance and product delivery schedules. We have a limited history of working with the SAT suppliers under this expanded manufacturing model, and cannot guarantee that this change and our lack of control will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenues, or increase our cost of sales.

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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 90% and 86% in the first nine months of fiscal 2008 and 2007, respectively, and 87% in fiscal 2007 and 2006. Because most of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
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
     Global economic conditions can have wide-ranging effects on demand and prices for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict negative events, such as war, that may have adverse effects on the economy or on wireless device inventories at CDMA-based equipment manufacturers and operators. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Recent reports suggest that inflation could have adverse effects on the global economy and capital markets. Inflation and/or deflation and economic recessions could adversely affect our customers, including their ability to obtain financing, upgrade wireless networks and purchase our products and services, and our end consumers, by lowering their standards of living and diminishing their ability to purchase wireless devices based on our technology. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways. During the first nine months of fiscal 2008, 73% of our revenues were from customers and licensees based in South Korea, China and Japan, as compared to 70% during the first nine months of fiscal 2007, respectively. During fiscal 2007, 69% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 70% during fiscal 2006. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
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
     Our MediaFLO business is a wholesale provider of mobile entertainment and information services to our operator partners. As such, we do not set the retail price of our service to the consumer, nor do we directly control all of the marketing and promotion of the service to the operator’s subscriber base. Therefore, we are dependent upon our operator partners to price, market and otherwise promote our services to the end users. If our operator partners do not effectively price, market and otherwise promote the service to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.

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
     Our OmniTRACS and OmniVision systems operate on leased Ku-band satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and does not currently have back-up capability. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our OmniTRACS and OmniVision operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. In February 2007, Globalstar announced that many of its satellites were experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna, which, if not remedied, could have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. In May 2007, Globalstar announced that eight Globalstar satellites were successfully launched, and stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the recent launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.

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
     At June 29, 2008, we had authority to repurchase up to $2 billion. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55) covering the entire nation and spectrum referred to as Block E in the Lower 700 MHz Band (also known as TV Channel 56) covering five economic areas on the east and west coast for use in our MediaFLO business. In addition, we hold licenses for the spectrum referred to as B Block in the Lower 700 MHz Band for use initially in our various research and development initiatives. In using the licensed spectrum, we are regulated by the FCC pursuant to the terms of our licenses and the Federal Communications Act of 1934, as amended, and pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our MediaFLO service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
     We hold licenses in the United Kingdom from the Office of Communications (Ofcom) to use 40 MHz of spectrum in the so-called L-Band (1452 MHz to 1492 MHz). These licenses give us the right to use this spectrum throughout the entire United Kingdom. In using this spectrum, we are regulated by Ofcom pursuant to the terms of our license and the United Kingdom’s Wireless Technology Act of 2006. The adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2007 Annual Report on Form 10-K. At June 29, 2008, there have been no other material changes to the market risks described at September 30, 2007 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed- and floating-rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2008	2009	2010	2011	2012	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash equivalents	$317	$—	$—	$—	$—	$—	$—	$317
Interest rate	2.8%
Available-for-sale securities:
Investment grade	$408	$712	$356	$158	$65	$153	$178	$2,030
Interest rate	3.2%	3.7%	3.7%	4.5%	4.3%	7.5%	5.1%
Non-investment grade	$—	$39	$15	$45	$67	$632	$—	$798
Interest rate		9.3%	7.9%	9.8%	7.8%	9.1%

Floating interest-bearing securities:
Cash equivalents	$2,508	$—	$—	$—	$—	$—	$—	$2,508
Interest rate	3.0%
Available-for-sale securities:
Investment grade	$59	$404	$430	$89	$82	$107	$618	$1,789
Interest rate	2.5%	2.8%	2.9%	3.0%	3.0%	4.4%	4.0%
Non-investment grade	$—	$15	$26	$61	$104	$415	$716	$1,337
Interest rate		4.6%	7.1%	7.4%	7.3%	7.4%	7.1%
     Cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Market Risk. Since September 30, 2007, there has been a major disruption in U.S. credit markets due to rising concerns about the sub-prime mortgage market, its effects on consumers and the banking, finance and housing industries and the potential for an economic recession. The result has been depressed security values in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities resulting in our inability to sell those securities in the near term. At June 29, 2008, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks, equities and other securities that have been affected by these credit market concerns and have temporary unrealized losses of $253 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     Equity Price Risk. We have a diversified marketable securities portfolio, including mutual fund and exchange traded fund shares, that is subject to equity price risk. The recorded values of marketable equity securities were $1.04 billion at June 29, 2008. The recorded values of equity mutual fund and exchange traded fund shares were $1.21 billion at June 29, 2008. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange traded fund shares at June 29, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $226 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2.0 million remained authorized for repurchases. While we did not repurchase any of our shares under the $2.0 billion stock repurchase program in the third quarter of fiscal 2008, we continue to evaluate repurchases under this program.
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

Dated: July 24, 2008