Form 10-K
period 2008-09-28
QUALCOMM INC/DE
filed 2008-11-06
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2008 was $62,723,551,797. *
     The number of shares outstanding of the registrant’s common stock was 1,655,471,748 as of November 4, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 28, 2008.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 28, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 28, 2008
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, OmniTRACS®, OmniVision™, GlobalTRACS®, T2™, T2 Untethered TrailerTRACS™, TrailerTRACS®, TruckMAIL™, OmniExpress®, QConnect®, QCT-®, MSM™, Snapdragon™, Wireless Reach & Design™, gpsOne®, SnapTrack®, BREW®, BREW SDK®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, MediaFLO USA™, MediaFLO®, FLO™, FLASH-OFDM®, RadioRouter®, QPoint™, Flarion®, Gobi™, BrandXtend™, Plaza™ and QChat® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Enterprise Services™, QES™, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless Systems, QWS, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies & Ventures, QUALCOMM MediaFLO Technologies, QUALCOMM Flarion Technologies, QFT, QUALCOMM Global Development, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, MediaFLO USA, Spike, SnapTrack are trade names of QUALCOMM Incorporated. Firethorn® is a registered trademark of Firethorn Holdings, LLC.
     cdmaOne™ is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered service mark and certification mark of the Telecommunications Industry Association. Globalstar® is a registered trademark and service mark, respectively, of Globalstar, Inc. Nextel Direct Connect® is a registered service mark of Nextel Communications, Inc. Java® is a registered trademark and service mark of Sun Microsystems, Inc. Windows Mobile® is a registered trademark of Microsoft Corporation. Palm OS® is a registered trademark of Palm Inc. Linux® is a registered trademark of Linus Torvalds. Android™ is a trademark of Google Inc. Adobe® Flash® are registered trademarks and service marks of Adobe Systems Incorporated.
     All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

     In this document, the words “Qualcomm,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and not any other person or entity.
PART I
Item 1. Business
     This Annual Report (including, but not limited to, the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.
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
     We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Both of the fiscal years ended September 28, 2008 and September 24, 2006 include 52 weeks. The fiscal year ended September 30, 2007 includes 53 weeks.
Overview
     In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks (also known as wireless networks). CDMA and GSM (which is a form of TDMA (Time Division Multiple Access) and stands for Global System for Mobile Communications) are the primary digital technologies used to transmit a wireless device user’s voice or data over radio waves using the wireless network.
     Because we led, and continue to lead, the development and commercialization of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, which applies to all versions of CDMA, portions of which we license to other companies and implement in our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.
     There are several versions of CDMA technology that have been adopted worldwide as public cellular standards. The first version, known as cdmaOne, is a second-generation (2G) cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are popularly referred to as third-generation (3G) technologies known commonly throughout the wireless industry as:
•	CDMA2000, including 1X, 1xEV-DO (EV-DO, or Evolution Data Optimized), EV-DO Revision A and EV-DO Revision B;

•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Download Packet Access (HSDPA), High Speed Uplink Packet Access (HSUPA) and High Speed Packet Access Plus (HSPA+); and

•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex-CDMA (TD-CDMA) and Time Division Synchronous-CDMA (TD-SCDMA).

     CDMA2000 and WCDMA are deployed today in wireless networks throughout the world. In addition to increasing voice capacity, these 3G CDMA technologies enable greater data capacity at higher data rates. The CDMA2000 family includes CDMA2000 1X, EV-DO Release 0, Revision A and Revision B. EV-DO technologies and future enhancements will allow wireless network operators (also known as wireless operators) to introduce Voice over Internet Protocol (VoIP), multi-megabit-per-second data speeds, multimedia and broadcast capabilities in the coming years.
     The WCDMA family includes HSDPA, part of 3rd Generation Partnership Project (3GPP) Release 5, HSUPA, part of 3GPP Release 6, as well as HSPA+, part of 3GPP Release 7. We expect enhancements in future revisions of the 3GPP specifications will further increase performance capacity and data speeds. We expect many WCDMA operators to upgrade their networks to HSUPA and also HSPA+. There are plans to deploy another 3G technology, TD-SCDMA, in China. CDMA2000 is commercially available in China, and it is anticipated that WCDMA will be commercially launched as well.
     In the future, we expect a broader range of airlinks will be utilized depending on the spectrum availability and applications offered by each wireless operator. Wireless operators are considering deploying technology based on Orthogonal Frequency Division Multiplexing Access (OFDMA) to complement their existing 3G networks to provide additional bandwidth for data communications. 3GPP is specifying an OFDMA system called Long Term Evolution (LTE), and 3rd Generation Partnership Project 2 (3GPP2) has developed the UMB (Ultra Mobile Broadband) standard. OFDMA technologies being standardized in the 3GPP and 3GPP2 standards bodies will support high data rates in up to 20 megahertz (MHz) channels. Other OFDMA standards, specified by the Institute of Electrical and Electronics Engineers (IEEE), include 802.16 (WiMax) and 802.20. We have been actively pursuing research and development of commercial OFDMA-based wireless communication technologies and have cumulatively filed or acquired over 1,700 United States and 8,100 foreign patent applications related to these technologies. We believe that each of these standards incorporates our patented technologies. Thus far, we have signed eight companies to royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (i.e. OFDMA products that do not implement CDMA-based standards). Multimode products, that implement both OFDMA and CDMA technologies, will in most cases be licensed under our existing CDMA license agreements.
     Our Revenues. We generate revenues by licensing portions of our intellectual property to manufacturers of wireless products (such as wireless phones and other devices and the infrastructure required to establish and operate a wireless network). We receive licensing fees and royalties on products sold by our licensees that incorporate our patented technologies. We also sell and license products and services, which include:
•	CDMA-based integrated circuits (also known as chips or chipsets) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices (also known as subscriber units, which include handsets and modem cards) and in wireless networks;

•	Equipment, software and services used by companies, including those in the transportation industry, and governments to wirelessly connect with their assets, products and workforce;

•	Software products and services related to BREW (Binary Runtime Environment for Wireless), a package of products that enable software developers to create applications, or programs, and wireless operators to deliver content to mobile devices;

•	Services to wireless operators delivering multimedia content, including live television, in the United States;

•	Software and hardware development services;

•	Network products based on OFDMA technology to wireless device service providers; and

•	Software products and services that enable financial institutions and wireless operators to offer mobile commerce services.
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
     Our Wireless Device Software and Related Services Business. We provide our BREW products and services to support the development of over-the-air and pre-loaded wireless applications and services. We provide BREW to wireless network operators, device manufacturers and software developers. The BREW products and services include the BREW software development kit (SDK) for developers and the BREW applications platform (i.e. software programs) and interface tools for device manufacturers. The BREW platform is a software application that provides an open, standard platform for wireless devices, which means that BREW can be made to interface with many software applications, including those developed by others. We make the BREW SDK available, free of charge, to any qualified person or company interested in developing a new software application for wireless communications. BREW leverages the capabilities available in integrated circuits and system software, enabling our customers to develop feature-rich applications and content while reducing memory and enhancing system performance of the wireless device itself. The BREW Mobile Platform extends the widely deployed BREW applications platform’s services and interfaces and incorporates Adobe Flash technology. BREW Mobile Platform provides enhanced capabilities, multimedia and content support, access to device databases, connectivity support and touchscreen user interface development. In addition to CDMA2000, BREW can be used on wireless devices that support other wireless technologies, such as GSM, General Packet Radio System (GPRS), Enhanced Data Rates for GSM Evolution (EDGE) and WCDMA. We also provide QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices, QPoint, which enables wireless operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services and BrandXtend, which enables customers to manage, promote and deliver customer-branded content to wireless devices. In addition, we expect to provide Plaza, which enables wireless operators to increase the use of the Internet from mobile devices through the use of applications called widgets, during fiscal 2009.
     Our Asset Tracking and Services Business. We design, manufacture and sell equipment, license software and provide services to our customers to enable them to connect wirelessly with their assets, products and workforce. We offer satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets, construction contractors, original equipment manufacturers and other enterprise companies to enable our customers to track the location and monitor the performance of their assets, and the workflow of their personnel.
     Our MediaFLO Business. Our subsidiary, MediaFLO USA, Inc. (MediaFLO USA), began offering its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and Forward Link Only (FLO) technology in the second quarter of fiscal 2007. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA network and service on wireless devices will continue to be determined by our wireless operator partners.

MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States.
     MediaFLO USA continues to expand the availability of its commercial service. The initial phase of its network launch included several major markets. Verizon Wireless began offering the MediaFLO service in fiscal 2007, and AT&T Inc. began offering the service in fiscal 2008. In addition, MediaFLO USA is actively engaged in discussions with other domestic wireless operators on how they might utilize the MediaFLO USA service.
     Our MediaFLO Technologies division is marketing MediaFLO for deployment outside of the United States. Global market awareness of MediaFLO technology has been increasing through our successful trials with British Sky Broadcasting (BSkyB) in the United Kingdom, China Network Systems (CNS) in Taiwan, together with Taiwan Television Enterprise Ltd. (TTV) in Taiwan, PCCW Limited in Hong Kong and Maxis Communications Berhad and ASTRO ALL ASIA NETWORKS Plc, in Malaysia. In addition, we are pursuing numerous other international opportunities to market and deploy MediaFLO. We continue to maintain a joint venture with KDDI Corporation to explore the deployment of MediaFLO service in Japan. FLO technology is now established as a global open standard with the publication of five new Telecommunications Industry Association (TIA) specifications.
     Our Mobile Banking Business. We provide a single, secure, certified application embedded on select wireless devices, which enables financial institutions and merchants to deliver branded services to consumers through the wireless devices. Our application enables wireless operators to deliver consumer-convenient, mass-market applications to subscribers, and wireless device users to access and add multiple financial relationships with one password.
     Further Investments in New and Existing Products, Services and Technologies. We continue to invest heavily in research and development in a variety of ways, in an effort to extend the market for our products and services.
     We continue to develop and commercialize 3G CDMA-based technologies, such as CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA (3GPP Release 5), HSUPA (3GPP Release 6), HSPA+ (3GPP Releases 7 and 8) and other future standards. These technologies support more efficient voice communications, broadband access to the Internet, multimedia services, VoIP and other delay sensitive applications (including video telephony, push-to-talk and multiplayer gaming) and other revenue-generating services, in turn accelerating the growth of CDMA. At the same time, we are working to fulfill the growing demand for affordable, voice-centric CDMA wireless devices within the emerging entry-level market through various efforts including the introduction of Single Chip (SC) solutions, streamlined test and certification processes and the aggregation of device procurements. With regard to our 1xEV-DO technology, we have improved its value, performance and economics with EV-DO Revision A, which provides a number of enhancements, including greater spectral efficiency, faster reverse-link data rates, lower latency and optimized quality of service. EV-DO Revision B enables CDMA operators to utilize a software upgrade to allow multiple RF channels to transmit to a single device and hence significantly increase the user data rates (e.g. three times in a 5 MHz bandwidth) and reduce latency for bursty applications. 3GPP standards are also evolving beyond current HSDPA and HSUPA to offer HSPA+ that will enable much higher broadband data rates and higher capacity voice services. We continue to play a significant role in the development of and contributions to the 3GPP standards for HSPA+ and are developing chipset products to help bring these technologies to market.
     We also continue to develop and commercialize multimode, multiband and multinetwork products that embody technologies such as GSM, GPRS, EDGE, Bluetooth, Wi-Fi, Universal Serial Bus (USB), FLO, Orthogonal Frequency Division Multiplexing (OFDM), Global System for Mobile Communications-Mobile Application Part (GSM-MAP), American National Standards Institute 41 (ANSI-41) and Internet Protocol-based (IP-based) core networks. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as BREW, Java, Windows Mobile, Palm OS, Linux and Android.
     We continue to develop on our own, and with our partners, innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. At the same time, we are active within many industry bodies, including 3GPP, 3GPP2, IEEE, Next Generation Mobile Networks (NGMN) and Open Mobile Alliance (OMA), to encourage the (1) universal implementation of these innovations to support economies of scale and (2) interoperability of these innovations with existing and future mobile communication services to preserve ongoing investments.

     In particular, we continue to contribute to the 3GPP and 3GPP2 standards to enable the next level of mobile broadband data services, based on OFDMA technologies. 3GPP is introducing an OFDMA-based air interface through the LTE standard to deliver higher mobile broadband data rates using channel bandwidths up to 20 MHz. Using 20 MHz of bandwidth, LTE is targeted to support data rates up to 143 megabits per second (Mbps) on the downlink and 75 Mbps on the uplink with two base station antennas and two handset antennas. Using the same bandwidths with four antennas at both the base station and the device, LTE is targeted to support downlink peak data rates of up to 278 Mbps. Data rates will be less with lower bandwidths. In April 2007, 3GPP2 published the first version of UMB, an OFDMA-based specification. UMB is a broadband air interface using primarily OFDMA, but also incorporating CDMA. We expect the performance for UMB and LTE to be similar for a given configuration of spectrum and antennas. These standards also enable end-to-end Internet Protocol (IP) transport using an advanced IP Multimedia Subsystem (IMS) platform to deliver voice (VoIP), multimedia and other broadband data services cost effectively.
     LTE and UMB have been proposed to be part of the International Mobile Telecommunications Union-2000 (IMT-2000) specification as part of the normal update process. Multiple wireless operators, including Verizon and Vodafone, have communicated their commitment to LTE as their next generation technology path.
     The TDD version of WiMax was accepted as the sixth air interface in the IMT-2000 family using the name OFDMA TDD WMAN (Wireless Metropolitan Area Network). Initial systems utilizing the 802.16e WiMax standard were commercially launched in 2008. These systems are targeted at TDD spectrum and higher frequency bands (e.g. 2.5 and 3.5 gigahertz (GHz)). Similarly, WiBRO, a variant of WiMax, has been deployed in South Korea at 2.3 GHz with limited commercial success. Since the WiMax family of standards has evolved from a wire line legacy, we believe that, in the near future, the efficiency and mobility likely will not be as robust as those technologies that were designed from the ground up for mobile broadband (i.e. LTE and UMB). For example, the two South Korean WiBRO carriers, KTF and SK Telecom, have recently announced that WiBRO will not be extended to carry voice traffic and will be limited to data traffic only due to technical limitations and business considerations. Furthermore, the 3G economies of scale greatly improve the availability and cost structure of 3GPP and 3GPP2 evolved technologies. The OFDMA family of standards is expected to be complementary with 3G services, and we expect to provide multimode chipsets capable of operating across multiple CDMA- and OFDMA-based technology deployment scenarios.
     These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably and introduce revenue-generating broadband data services ahead of their competition. Our patented technologies, resulting from our strong investment in fundamental system research and development, have been and are expected to continue to play a significant role in each of these future standards.
     Wireless Local Area Networks (WLAN), such as Wi-Fi, are complementary to Wide Area Networks (WAN), such as CDMA2000 and WCDMA. CDMA2000 and WCDMA both provide affordable high-speed wireless access to the Internet today. The limited coverage offered by Wi-Fi is well suited for private networks (e.g. enterprises, campuses and homes) and certain public “hot spots” (e.g. airports, conference halls and coffee shops) where data usage is high in a limited portable and stationary environment. 3G CDMA networks, on the other hand, are ideally suited for geographically diverse voice and data coverage (e.g. cities, highways and neighborhoods) and in environments where public access to the Wi-Fi network is blocked due to a firewall (e.g. a client’s enterprise). We may incorporate WLAN technology into our future multimode 3G CDMA chipsets as we continue to identify and integrate other complementary wireless technologies into our chipsets.
     We are developing our MediaFLO MDS and OFDM-based FLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as multicasting. As part of the standardization of FLO technology, the FLO Forum (www.floforum.org) was established in May 2005. To date, more than 90 companies have joined the FLO Forum. In 2005, the TIA established a Committee to develop standards for Terrestrial Mobile Multimedia Multicast. In August 2006, TIA published the Standard Forward Link Only Air Interface Specification based upon the FLO Forum’s submissions, thus standardizing the lower layers of the FLO air interface. The TIA has published a total of eight standards relating to the MediaFLO MDS technology and several other standards are currently in development.
     We continue to develop our interferometric modulator (IMOD) display technology based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics, and early-stage IMOD displays have been incorporated in a limited number of commercial devices. IMOD display technologies may be included in the full range of consumer-targeted mobile products and is expected to provide performance, power consumption and cost benefits as compared to current display technologies.

     We intend to continue our active support of CDMA-based technologies, products and network operations to grow our royalty revenues and integrated circuit and software revenues. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
     We plan to continue to make strategic investments in early-stage companies that we believe open new markets for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income (expense).
     Corporate Responsibility. At Qualcomm, we realize we have a significant role to play as we strive to better both our local and global communities through ethical business practices, socially empowering technology applications, educational and environmental programs and employee diversity and volunteerism.
•	Community Involvement. We are dedicated to developing and strengthening communities worldwide and believe that involvement with community organizations is an important avenue for our employees to develop as professionals and as citizens.

•	Diversity. We strongly believe in fostering an inclusive work environment globally and are committed to advancing opportunities for women and minorities and encouraging diversity through the workforce.

•	Environmental Health and Safety. We take a proactive approach to programs and techniques that contribute to a better environment for our local communities as well as our employees.

•	Corporate Sustainability. We are committed to energy efficiency, renewable energy and sustainable best practices to reduce our carbon footprint.

•	Wireless Reach. We believe access to advanced wireless voice and data services improves people’s lives. Qualcomm’s Wireless Reach initiative supports programs and solutions that bring the benefits of connectivity to developing communities globally. By working with partners, Wireless Reach projects create new ways for people to communicate, learn, access health care and reach global markets.
Wireless Telecommunications Market
     Use of wireless telecommunications devices has increased dramatically in the past decade. According to forecasts made in June 2008 by Strategy Analytics, the number of worldwide mobile subscribers is expected to reach approximately 3.9 billion by the end of 2008 and almost 5.6 billion in 2013, including approximately 4.1 billion unique users, equivalent to a penetration rate of 59%. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for the increasing demand for wireless voice services, including:
•	lower cost of wireless handsets, joined with an increasing selection of appealing mobile devices;

•	lower cost of service, including flat-rate and bundled long-distance calling plans;

•	prepaid services, particularly popular in developing countries;

•	increased coverage, roaming, privacy, reliability and clarity of voice transmissions;

•	wireless networks becoming the primary communications infrastructure in developing countries due to the higher costs of and longer time required for installing wireline networks; and

•	regulatory environments worldwide favoring increased competition in wireless telecommunications.
     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing broadband wireless access to the Internet, as well as multimedia entertainment, messaging, mobile commerce and position location services. These services have been aided by the development and commercialization of 3G wireless networks and 3G devices which are capable of supporting higher data rates that incorporate an ever-increasing array of new features and functionality, such as assisted Global Positioning System (GPS)-based position location, digital cameras with flash and zoom capabilities, internet browsers, e-mail, interactive games, music and video downloads and software download capability (e.g. our BREW platform). In October 2008, the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that more than 2.9 billion people will be using mobile data services by 2012 and the revenue produced from these services will account for 24% of total wireless service revenue worldwide. We believe the growing availability of 3G-enabled devices capable of performing a wide variety of consumer and enterprise applications will accelerate the demand for many wireless data services on a global basis and thus lead to an increased replacement rate of 2G mobile devices to 3G mobile devices using our technologies and integrated circuits. Affordable wireless broadband data connectivity is important to the consumer and enterprise, and its demand will continue to drive the evolution of wireless standards.

     The adoption of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than two decades ago, the European Community developed regulations requiring the use of the GSM standard, a TDMA-based technology. According to Wireless Intelligence, the use of this 2G wireless standard has spread throughout the world and is currently the basis for approximately 80% of the digital mobile communications in use. With the deployment of WCDMA, a 3G CDMA-based technology, by GSM operators, many of the current 3 billion GSM subscribers are expected to upgrade to 3G wireless services in order to enjoy the added features and functionality available with 3G systems, among other things. For instance, a worldwide forecast published by Strategy Analytics in June 2008 indicated that the total number of WCDMA (UMTS) subscribers will grow from 340 million at the end of 2008 to over 2.2 billion by the beginning of 2013.
Wireless Technologies
     The significant growth in the use of wireless devices worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved.
     Second Generation. Compared to first generation analog systems, 2G digital technology provided for significantly enhanced efficiency within a fixed spectrum resulting in greatly increased voice capacity. 2G technologies also enabled numerous enhanced services, including paging, e-mail, facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. However, data services (e-mail, fax, computer connections) were generally limited to low speed transmission rates. The main 2G digital cellular technologies are called cdmaOne or IS-95A/B, a technology we developed and patented, North American TDMA, PDC (Personal Digital Cellular, a variant of North American TDMA), and GSM, also a form of TDMA. At this time, sales of North American TDMA and PDC phones have been discontinued with subscribers being moved to GSM or 3G technologies. Many wireless operators have plans to shut down usage of these 2G systems. Similarly, analog systems have been shut down in many places. In the United States, the Federal Communications Commission (FCC) began permitting wireless operators to shut down the analog system in 2008.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high speed data and voice traffic, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, which encompasses six terrestrial operating radio interfaces, three of them based on our CDMA intellectual property. One other is OFDMA-based, and the other two are TDMA-based.
     Some of the advantages of 3G CDMA technology over both analog and TDMA- and GSM-based technologies include increased network capacity, network flexibility, compatibility with internet protocols, higher capacity for data and faster access to data (Internet) and higher data throughput rates. GSM has the benefits of more widespread roaming availability due to its wider worldwide deployment. Handset selling price was once considered an advantage of GSM, however, low-priced CDMA2000 handsets of $20 or less (wholesale sales price) are available today, further enabling wireless CDMA growth in developing regions.
     The current commercial versions of CDMA2000 (1X and 1xEV-DO) provide both voice and high-speed wireless data communications. Position location technology, accomplished through a hybrid approach that utilizes signals from both the GPS satellite constellation and CDMA2000 cell sites, enables CDMA2000 network operators to meet the FCC mandate requiring wireless operators to implement E-911 wireless emergency location services and offer other commercial location-based services. In the future, updates of CDMA2000 1X and 1xEV-DO are expected to further increase capacity and performance. Other enhancements, such as multicast services, higher-resolution displays, improvements to extend battery life, push-to-talk services and VoIP are becoming available to improve the user experience and operator profitability. The price differential between low-end 3G CDMA2000 devices and GSM devices is diminishing.
     GSM operators around the world, including those in the European Community and AT&T in the United States, have focused primarily on the UMTS Terrestrial Radio Access-Frequency Division Duplexing (UTRA-FDD) radio interface of the IMT-2000 standard, known as WCDMA (standardized as UMTS), which is based on our underlying CDMA technology and incorporates many of our patented inventions (as are all of the CDMA radio interfaces of the IMT-2000 Standard). The majority of the world’s leading wireless device and infrastructure manufacturers (more than 95) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology.

     A number of GSM operators deployed second and a half generation (2.5G) mobile packet data technologies, such as GPRS and EDGE in areas serviced by GSM, as a bridging technology, while they waited for 3G WCDMA devices to become more readily available and affordable so they can justify the expense of upgrading their GSM system to provide WCDMA service. In some regions of the world, regulatory restrictions have prevented deploying WCDMA in the lower frequency bands used by GSM, thus requiring more cell sites for WCDMA to provide coverage. As a result, in less dense areas, some wireless operators have not deployed WCDMA. From a technological perspective, we do not believe that GPRS and EDGE effectively compete with 3G CDMA-based packet data services, either on a cost per bit transmitted or performance basis. The European Union permitted IMT-2000 technologies, which include WCDMA, to be deployed in the lower frequency 900 MHz band. This is called UMTS900. Commercial deployments of UMTS900 began in November 2007, and we expect to see further deployments utilizing the advantages of UMTS900.
     The three ITU 3G CDMA radio interfaces are all based on the underlying core principles of CDMA technology; however, the CDMA2000 mode enables a direct and more economical conversion for current cdmaOne networks. While the WCDMA wireless air interface does use CDMA technology for communications between the wireless device and the network, the core network has been specifically designed to be compatible with the GSM core network, which is why GSM operators will migrate to WCDMA rather than to CDMA2000. Our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA alternative standards and patents that are useful for commercially successful product implementations. Generally, we have licensed substantially all of our patents to our CDMA subscriber and infrastructure equipment licensees.
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
Operating Segments
     Consolidated revenues from international customers and licensees as a percentage of total revenues were 91% in fiscal 2008 and 87% in both fiscal 2007 and 2006. During fiscal 2008, 35%, 21% and 14% of our revenues were from customers and licensees based in South Korea, China and Japan, respectively, as compared to 31%, 21% and 17% during fiscal 2007, respectively, and 32%, 17% and 21% during fiscal 2006, respectively. Revenues from two customers, LG Electronics and Samsung Electronics Company, constituted a significant portion (each more than 10%) of consolidated revenues in fiscal 2008, 2007 and 2006.
     Qualcomm CDMA Technologies Segment (QCT). QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability and reduced time-to-market. QCT markets and sells products in the United States through a sales force based in San Diego, California and internationally through a direct sales force based in China, Germany, India, Italy, Japan, South Korea, Taiwan and the United Kingdom. QCT products are sold to many of the world’s leading wireless handset, data card, laptop and infrastructure manufacturers. In fiscal 2008, QCT shipped approximately 336 million MSM integrated circuits for CDMA wireless devices worldwide. QCT revenues comprised 60%, 59% and 58% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the assembly and final test manufacturing processes. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase die from semiconductor manufacturing foundries and contract with separate third party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.

     IBM, Chartered Semiconductor Manufacturing Ltd., Samsung Electronics Co., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation are the primary foundry suppliers for our family of baseband integrated circuits. Chartered Semiconductor Manufacturing Ltd., Freescale Semiconductor, Inc., IBM, Semiconductor Manufacturing International Corporation and Taiwan Semiconductor Manufacturing Company, Ltd. are the primary foundry suppliers for our family of analog, RF and PM integrated circuits. Advanced Semiconductor Engineering Inc., Amkor Technology Inc. and STATSChipPAC Ltd. are the primary back-end semiconductor assembly and test (SAT) suppliers under our IFM model.
     QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X, 1xEV-DO as well as the EV-DO Revision A, EV-DO Revision B and UMB evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we have also developed integrated circuits for manufacturers and wireless operators deploying the WCDMA version of 3G. More than 30 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA and HSUPA for their devices. We have not commercially sold a CSM integrated circuit product for WCDMA base station equipment.
     Our gpsOne position location technology is in more than 300 million gpsOne enabled devices sold worldwide. Compatible with all major air interfaces, our gpsOne technology is the industry’s only fully-integrated wireless baseband and assisted GPS product, and has enabled CDMA system operators to cost-effectively meet the FCC’s E-911 mandate.
     Our MSM integrated circuit products are offered on four distinct platforms (Value, Multimedia, Enhanced Multimedia and Convergence) with varying capabilities in order to address specific market segments and offer products tailored to the needs of users in those various market segments. The Value Platform addresses entry-level markets and enables voice-centric and low-end data-capable wireless devices. The Value Platform includes our Qualcomm Single Chip (QSC) product family, the industry’s first single-chip products targeted at lowering overall handset costs and driving the broader adoption of high-speed data services in emerging markets. The Multimedia and Enhanced Multimedia Platforms are designed to facilitate the rapid adoption of high-speed wireless data applications. The Convergence Platform enables mobile applications requiring significant processing capabilities and wide range of connectivity capabilities. MSM chipsets integrate unique combinations of features – such as multi-megapixel cameras, videotelephony, streaming multimedia, audio, interactive 3D graphics, advanced position-location capabilities through integrated gpsOne technology and peripheral connectivity – to enable a wide range of devices.
     The Snapdragon platform of chipset products is designed to enable computing-centric devices that also offer a full range of wireless connectivity capabilities. Based on the Scorpion microprocessor, the Snapdragon platform expands Qualcomm’s reach beyond the traditional wireless market into computing and consumer electronics markets.
     Multimode Gobi modules are designed to deliver embedded mobile wireless connectivity to notebook computers. Supporting numerous air interfaces, Gobi modules also feature GPS capabilities to allow notebook manufacturers to more easily offer greater connectivity with their products.
     Our Universal Broadcast Modem integrated circuit supports our FLO technology, as well as Digital Video Broadcasting-Handheld (DVB-H) and one-segment Integrated Services Digital Broadcasting-Terrestrial (ISDB-T), creating a common platform that device manufacturers can leverage to address multiple standards. The Universal Broadcast Modem product interfaces with integrated circuits from the Enhanced Multimedia and Convergence Platforms for both CDMA2000 and WCDMA networks.
     The markets in which our QCT segment operates are intensely competitive. QCT competes worldwide with a number of United States and international semiconductor designers and manufacturers. As a result of the trend toward a larger CDMA wireless market, global expansion by foreign and domestic competitors, technological changes and the potential for further industry consolidation, we anticipate the market to remain very competitive. In addition, in the new markets we have entered or plan on entering, we expect to encounter significant competition. We believe that the principal competitive factors for CDMA integrated circuit providers to our addressed markets are product performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. The specific bases on which we compete against alternative CDMA integrated circuit providers vary by product platform. We also compete in both single- and dual-mode environments against alternative wireless communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA, WiMax and analog.

     QCT’s current competitors include major semiconductor companies such as Freescale, Infineon, Marvell, ST-NXP Wireless, Texas Instruments and VIA Telecom, as well as major telecommunication equipment companies such as Ericsson, Matsushita and Motorola, who design their own integrated circuits and software for certain products. QCT also faces competition from some early-stage companies. Our competitors may devote significantly greater amounts of their financial, technical and other resources to market competitive telecommunications systems or to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications markets or to new customers.
     Qualcomm Technology Licensing Segment (QTL). QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD and/or OFDMA (including WiMax) standards and their derivatives. QTL receives revenues from license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.) and/or a fixed per unit amount. Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 33%, 31% and 33% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.
     As part of our strategy to generate new and ongoing licensing revenues and expand the marketplace, significant resources are allocated to develop leading-edge technology for the telecommunications industry. In addition to licensing manufacturers of subscriber and network equipment, we have made our essential CDMA patents available to competitors of our QCT segment. We have entered into agreements with certain companies, including EoNex Technologies, Fujitsu, Infineon, NEC, Philips, Renesas and Texas Instruments. These agreements permit the manufacture of CDMA-based integrated circuits. In exchange for these rights, we are, in various cases, entitled to receive fees, royalties (determined as a percentage of the selling price of the integrated circuits) and/or royalty-free rights, which allow us to use these companies’ CDMA and, in some cases, non-CDMA intellectual property for specified purposes. In every case, these agreements do not allow such integrated circuit suppliers to pass through rights under Qualcomm’s patents to such suppliers’ customers, and such customers’ sales of CDMA-based wireless subscriber devices into which such suppliers’ integrated circuits are incorporated are subject to the payment of royalties to us in accordance with the customers’ separate licensing arrangements with us.
     We face competition in the development of intellectual property for future generations of digital wireless communications technology and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless telecommunications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all 3G wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2.5G bridge technology, and a number of GSM operators have deployed or are expected to deploy EDGE, while waiting for 3G WCDMA to become more cost effective for their system. A limited number of wireless operators have commercially deployed and other wireless operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. We have invested in both the acquisition and the development of OFDMA technology and intellectual property. Thus far, we have signed eight companies to royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products.
     Qualcomm Wireless & Internet Segment (QWI). QWI revenues comprised 7%, 9% and 10% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively. The four divisions aggregated into QWI are:
     Qualcomm Internet Services (QIS). The QIS division provides technology to support and accelerate the growth of the wireless data market. The BREW products and services facilitate the delivery of data services. QIS offers a comprehensive set of BREW offerings (QPoint and BrandXtend) to meet the distinct needs of companies delivering mobile products and services around the world. The BREW platform is part of a complete package of products for wireless applications development, device configuration, application distribution and billing and payment. In addition, QIS expects to provide Plaza, which enables wireless operators to increase the use of the Internet from mobile devices through the use of applications called widgets, during fiscal 2009. The QIS division develops and sells business-to-business products and services to companies worldwide, through a sales and marketing team headquartered in San Diego, California with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies in target markets by providing comprehensive technology and services that combine wireless Internet, data and voice capabilities.

     In October 2006, we announced an agreement with Sprint for the continued development and use of our QChat product, a next-generation push-to-talk technology designed to deliver advanced walkie-talkie services optimized for EV-DO Revision A wireless networks, as well as interoperability with the Nextel National Network which uses Integrated Dispatch Enhance Network (iDEN) technology. QChat enables one-to-one (private) and one-to-many (group) calls over 3G CDMA networks. The technology also allows over-the-air upgrades of mobile device software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses VoIP technologies, thereby sending voice information in digital form over IP-based data networks (including CDMA) in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network. In June 2008, Sprint announced the commercial availability of its Nextel Direct Connect service in over 40 markets, based on our QChat technology.
     We have numerous competitors for each of our BREW products and services. These competitors are continuing to develop their products with a focus on client provisioning, user interface, content distribution and billing products and services. Competitors are attempting to offer value-added products and services similar, in many cases, to our existing or developing BREW technologies. In some cases, competitors attempt to displace only certain components or areas of the greater BREW offering, such as only the runtime client/device environment portion of BREW. Certain competitors in the computing and device manufacturing industries are attempting to replicate the entire BREW system offering, including both runtime device environments and billing/distribution systems. Similarly, some wireless operators are developing their own products by piecing together both internal and external components. Emergence of these and other new competitors may adversely impact our margins and market share. On a worldwide basis, our QChat product competes with numerous push-to-talk services including iDEN, which is used principally in the United States, Latin America and South America. The push-to-talk services market is nascent outside the United States with several competing standards- and non-standards-based technologies.
     Qualcomm Enterprise Services (QES). The QES division provides equipment, software and services to enable companies to wirelessly connect with their assets, products and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets, construction contractors, original equipment manufacturers and other enterprise companies that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications systems and provides related services. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, the Middle East, Argentina, Brazil, Canada, China, Japan, South Korea and Mexico. Through September 2008, we have shipped approximately 1,302,000 satellite- and terrestrial-based mobile communications systems, which currently operate in 30 countries. Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for messaging transmission and the GPS constellation for position tracking. We generate revenues from license fees, sales of network products and terminals, and information and location-based service fees.
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
     Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over fifteen key competitors to our OmniVision, OmniTRACS, TruckMAIL, OmniExpress, T2 Untethered TrailerTRACS and QConnect products and services, as well as over six key competitors to our GlobalTRACS system. Internationally, we face several key competitors in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. We are currently in discussions with some trucking manufacturers about using our products as their embedded solution.
     Qualcomm Government Technologies (QGOV). The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government (USG) agencies. In fiscal 2008, QGOV adapted, integrated and shipped CDMA2000 1X and EV-DO deployable base stations to the USG. We have also continued to ship 2G CDMA secure wireless terrestrial phones for the USG that operate in enhanced security modes (referred to as Type 1) and incorporate end-to-end encryption. Additionally, OmniTRACS products and services are used for USG worldwide applications and were sold to the USG during fiscal 2008. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.

     Firethorn. Firethorn provides a single, secure, certified application embedded on select wireless devices, which enables financial institutions and merchants to deliver branded services to consumers though the mobile devices. Our application enables wireless operators to deliver consumer-convenient, mass-market applications to subscribers, and mobile device users to access and add multiple financial relationships with one password.
     Qualcomm Strategic Initiatives Segment (QSI). We make strategic investments to promote the worldwide adoption of CDMA-based products and services for wireless voice and internet data communications, including CDMA operators, licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We make strategic investments in early-stage companies and, from time to time, venture funds to support the adoption of CDMA and the use of the wireless Internet.
     Our MediaFLO USA subsidiary operates a nationwide multicast network in the United States based on our MDS and FLO technology. MediaFLO USA uses 700 MHz spectrum for which we hold licenses nationwide to deliver high-quality video and audio programming to wireless subscribers. Additionally, MediaFLO USA procures, aggregates and distributes content in service packages which we make available on a wholesale basis to our wireless operator customers (regardless of whether they operate CDMA or GSM/WCDMA networks) in the United States. The commercial availability of the MediaFLO network and service is determined by our wireless operator partners.
     MediaFLO USA’s Broadcast Operations Center and Network Operations Center are based in San Diego, California. Verizon Wireless began offering the MediaFLO USA service during fiscal 2007, and AT&T Inc. began offering the service in fiscal 2008. In addition, MediaFLO USA is actively engaged in discussions with other domestic wireless operators on how they might utilize the MediaFLO USA service.
     We are developing our MediaFLO technology to enable MediaFLO USA and potentially other international wireless operators to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. Our efforts to sell this technology internationally are being conducted by a nonreportable segment (MFT), and not by QSI, as we do not intend to pursue an exit strategy from the MFT business. Our MediaFLO technology is designed specifically to bring broadcast quality video to mobile devices efficiently and cost effectively. The MediaFLO technology operates on a dedicated broadcast network and is complementary to wireless network operators currently operating on CDMA2000 1xEV-DO or WCDMA networks.
     As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
     Other Businesses.
     Qualcomm MEMS Technologies (QMT). QMT is developing display technology for the full range of consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics, is expected to provide performance, power consumption and cost benefits as compared to current display technologies. With the inclusion of color displays in all types of wireless devices, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the device. An IMOD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus supporting advanced multimedia capabilities on all tiers of mobile devices.
     Qualcomm Flarion Technologies (QFT). QFT is the developer and provider of fast low-latency access with seamless handoff-OFDM (FLASH-OFDM), the wireless industry’s first fully mobile OFDMA offering. FLASH-OFDM is an air interface technology designed for the delivery of advanced internet services in the mobile environment. Through FLASH-OFDM, QFT created an end-to-end network offering for mobile operators, which includes the RadioRouter base station product line, wireless modems, embedded chipsets and system software. The all-IP wireless network supports both broadband data and packetized voice applications. QFT’s considerable expertise with OFDMA technology is now focused on the development of Qualcomm’s LTE program and the creation of innovative next generation air interface technologies.
     MediaFLO Technologies (MFT). MFT is developing our MediaFLO technology and marketing it for deployment outside of the United States. The market for mobile-TV remains highly nascent with numerous competing technologies and standards.

Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2008, 2007 and 2006 totaled approximately $2.3 billion, $1.8 billion and $1.5 billion, respectively. Research and development expenditures were primarily related to integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenditures were also incurred related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications.
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
Sales and Marketing
     Sales and marketing activities of our operating segments are discussed under Operating Segments in Item 1. Other marketing activities include public relations, web-marketing, participation in technical conferences and trade shows, development of business cases and white papers, competitive analyses, market intelligence and other marketing programs. Corporate Marketing provides company information on our Internet site and through other media regarding our products, strategies and technology to industry analysts and for publications.
Competition
     Competition to our operating segments is discussed under Operating Segments in Item 1. Competition in the telecommunications industry throughout the world continues to increase at a rapid pace as businesses and governments realize the market potential of wireless telecommunications products and services. We have facilitated competition in the wireless market by licensing and enabling a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, including:
•	longer operating histories and market presence;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	economies of scale and cost structure advantages;

•	greater sales and marketing, manufacturing, distribution, technical and other resources; and

•	government support of other technologies (e.g. GSM).
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

Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have cumulatively filed or acquired approximately 8,900 United States patent applications, of which approximately 2,900 patents have been issued. The vast majority of such patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be relevant to CDMA2000, UMTS, TD-SCDMA, TD-CDMA and OFDMA products. We also have and will continue to actively file for broad patent protection outside the United States. We have cumulatively filed or acquired approximately 44,000 foreign patent applications, of which approximately 14,300 patents have been issued, with broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, India, Taiwan and elsewhere.
     Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed standards bodies that we may hold essential intellectual property rights for certain standards that are based on OFDMA technology, e.g. 802.16e, 802.16m, 802.20, UMB and LTE.
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 155 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a patent license from us. In all cases we have licensed our patented technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio for use in subscriber devices and cell site infrastructure equipment. Our broad licensing strategy has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve, grow, and reduce device pricing all at a faster pace than the second generation technologies that preceded it (e.g. GSM).
     Under our license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the wholesale selling price, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.), of subscriber and infrastructure equipment and/or a fixed per unit amount. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. We believe that our licensing terms are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA (including WCDMA) applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain products, e.g. Application-Specific Integrated Circuits (ASICs) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products.
     As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to other companies the rights to design, manufacture and sell products utilizing certain portions of our CDMA intellectual property. Our current publicly announced CDMA licensees are listed on our Internet site (www.qualcomm.com).
Employees
     As of September 28, 2008, we employed approximately 15,400 full-time, part-time and temporary employees. During fiscal 2008, the number of employees increased by approximately 2,600 primarily due to increases in engineering resources.

Available Information
     Our Internet address is www.qualcomm.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our Internet site public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and other financial information can be accessed through the investor relations section of our Internet site. The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC.
     The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
Executive Officers
     Our executive officers (and their ages as of September 28, 2008) are as follows:
     Paul E. Jacobs, age 45, has served as a director since June 2005 and as our Chief Executive Officer since July 2005. He served as Group President of the Qualcomm Wireless & Internet Group from July 2001 to June 2005. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs joined the Company in 1986. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Jeffrey A. Jacobs, our Chief Marketing Officer.
     Steven R. Altman, age 47, has served as our President since July 2005. He served as an Executive Vice President from November 1997 to June 2005 and as President of QTL from September 1995 to April 2005. He currently serves on the board of Amylin Pharmaceuticals, Inc. Mr. Altman holds a B.S. degree from Northern Arizona University and a J.D. from the University of San Diego.
     Irwin Mark Jacobs, age 74, one of the founders of the Company, has served as Chairman of the Board of Directors since it began operations in July 1985. He also served as our Chief Executive Officer from July 1985 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering from Cornell University and M.S. and Sc.D. degrees from the Massachusetts Institute of Technology. Dr. Irwin Jacobs is the father of Dr. Paul Jacobs, a member of our Board of Directors and our Chief Executive Officer, and Jeffrey A. Jacobs, our Chief Marketing Officer.
     William E. Keitel, age 55, has served as an Executive Vice President since December 2003 and as our Chief Financial Officer since February 2002. He previously served as a Senior Vice President and as our Corporate Controller from May 1999 to February 2002. Mr. Keitel holds a B.A. degree in Business Administration from the University of Wisconsin and an M.B.A. from Arizona State University.
     Donald J. Rosenberg, age 57, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Computer, Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree from the State University of New York at Stony Brook and a J.D. from St. John’s University School of Law.
     Derek K. Aberle, age 38, has served as an Executive Vice President and as President of QTL since September 2008. From October 2006 to September 2008, he served as a Senior Vice President and as General Manager of QTL. Mr. Aberle joined the Company in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. from the University of San Diego.
     Andrew M. Gilbert, age 45, has served as an Executive Vice President and President of Qualcomm Internet Services (QIS), MediaFLO Technologies (MFT) and Qualcomm Europe since January 2008. He served as President, Qualcomm Europe since February 2006 and as a Senior Vice President from November 2006 to January 2008. Mr. Gilbert joined Qualcomm in January 2006 as Vice President, Europe. Prior to joining Qualcomm, he served as Vice President and General Manager of Flarion Technologies’ European, Middle Eastern and African regions from May 2002 to January 2006.

     Jeffrey A. Jacobs, age 42, has served as Chief Marketing Officer since January 2008 and as an Executive Vice President since December 2006. He served as President of Qualcomm Global Development from May 2001 to January 2008 and as Senior Vice President of Business Development from June 1999 to May 2001. Mr. Jacobs joined the Company in 1988. Mr. Jacobs holds a B.A. degree in International Economics from the University of California, Berkeley. Mr. Jeffrey Jacobs is the son of Dr. Irwin Mark Jacobs, Chairman of our Board of Directors, and the brother of Dr. Paul E. Jacobs, a member of our Board of Directors and our Chief Executive Officer.
     Margaret “Peggy” L. Johnson, age 46, has served as an Executive Vice President since December 2006 and as Executive Vice President of the Americas and India since January 2008. She served as President of QIS from July 2001 to January 2008 and as President of MFT from December 2005 to January 2008. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     Len J. Lauer, age 51, has served as Chief Operating Officer since August 2008. He served as Executive Vice President and Group President from December 2006 to July 2008. He was Chief Operating Officer of Sprint Nextel from August 2005 to December 2006. Mr. Lauer was President and Chief Operating Officer of Sprint Corporation from September 2003 until the Sprint-Nextel merger in August 2005. Prior to that, he was President of Sprint PCS from October 2002 until October 2004 and was President-Long Distance (formerly the Global Markets Group) at Sprint PCS from September 2000 until October 2002. Mr. Lauer also served in several executive positions at Bell Atlantic Corp. from 1992 to 1998. Mr. Lauer holds a B.S. degree in Managerial Economics from the University of California, San Diego.
     James P. Lederer, age 48, has served as an Executive Vice President, QCT Business Planning and Finance since May 2008. He served as Senior Vice President, QCT Finance from April 2005 to April 2008, Vice President, Finance from July 2001 to April 2005 and Senior Director, Finance from October 2000 to July 2001. Mr. Lederer joined Qualcomm in 1997 as a Senior Manager in Corporate Finance. Mr. Lederer holds a B.S. degree in Business Administration (Finance/MIS) and an M.B.A. from the State University of New York at Buffalo.
     Steven M. Mollenkopf, age 39, has served as Executive Vice President and President of QCT since August 2008. He served as Executive Vice President, QCT Product Management from May 2008 to July 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an Engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
     Roberto Padovani, age 54, has served as Executive Vice President and our Chief Technology Officer since November 2001. He previously served as Senior Vice President from July 1996 to July 2001 and as Executive Vice President from July 2001 to November 2001 of our Corporate Research and Development. Dr. Padovani holds a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.
     Daniel L. Sullivan, age 57, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. in Organization Communication from the University of Nebraska.
     Jing Wang, age 46, has served as Executive Vice President and has managed Qualcomm’s business operations in the Asia Pacific, Middle East and Africa regions since January 2008. He joined Qualcomm as a Senior Vice President in February 2001. Mr. Wang also served as Chairman, Asia Pacific from August 2006 to January 2008 and as Chairman, Qualcomm Greater China from March 2003 to August 2006. Mr. Wang holds a B.A. degree in Literature from Anhui University, an LL.M from the People’s University of China, Department of Law, and an LL.M from the University of Virginia School of Law.
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from single-mode GSM product sales. In addition to CDMA technology, we continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and FLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or FLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and FLO technologies may not provide us an adequate return.
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
We are dependent on the commercial deployment and upgrades of 3G wireless communications equipment, products and services to increase our revenues, and our business may be harmed if wireless network operators delay or are unsuccessful in the commercial deployment or upgrade of 3G technology or if they deploy other technologies.
     To increase our revenues in future periods, we are dependent upon the commercial deployment and upgrades of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions or upgrades of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy other technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of wireless operators have started testing OFDMA technology, but the timing and extent of OFDMA deployments is uncertain, and we might not be successful in developing and marketing OFDMA products.
Our patent portfolio may not be as successful in generating licensing income with respect to other technologies as it has been for CDMA-based technologies.
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel entered into a definitive agreement with Clearwire Corporation to form a new company that has started to deploy WiMax (an OFDMA-based technology) using its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other wireless operators are investigating deployment of WiMax or considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next-generation technologies for deployment in existing or future spectrum bands. Verizon has announced its intention to begin developing its chosen fourth generation (4G) technology, LTE, during 2008 and to prepare for the time when its customers start demanding such 4G capabilities, while continuing the expansion and operation of its existing CDMA-based technologies for many years to come. Although we believe that our patented technology is essential and useful to implementation of the WiMax, LTE and UMB standards and have granted royalty-bearing licenses to eight companies to make and sell products implementing those standards, we might not achieve the same royalty revenues on such WiMax, LTE or UMB deployments as on CDMA/WCDMA, and we might not achieve the same level of success in WiMax, LTE or UMB products as we have in CDMA/WCDMA products.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions could cause a downturn in the market for our products or technology. The recent financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. In addition to the current impact on our marketable securities portfolio, there could be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results. The credit crisis may result in the insolvency of key suppliers resulting in product delays; the inability of our customers to obtain credit to finance purchases of our products and/or customer insolvencies that cause our customers to change delivery schedules, cancel or reduce orders without incurring significant penalties as they are not subject to minimum purchase requirements; a slowdown in global economies which could result in lower consumer demand for CDMA-based products; counterparty failures negatively impacting our treasury operations; increased impairments of our investments; and the inability to utilize federal and/or state capital loss carryovers. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities, interest rates and changes in fair values of derivative instruments. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.
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
     These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. If our earnings fail to meet the financial guidance we provide to investors, or the expectations of investment analysts or investors in any period, securities class action litigation could be brought against us and/or the market price of our common stock could decline.
Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.
     We believe the recent global economic conditions are causing current contraction in the channel inventory and will likely result in lower consumer demand and prices for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand and prices for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.
     During fiscal 2008, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% and 70% during fiscal 2007 and 2006, respectively. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our two largest customers accounted for 30% of consolidated revenues in fiscal 2008, 27% in fiscal 2007 and 26% in fiscal 2006. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from two major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value-added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;

•	general economic conditions;

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate; and

•	widespread illness.
We derive a significant portion of our royalty revenues in our QTL segment from a limited number of licensees and our future success depends on the ability of our licensees to obtain market acceptance for their products.
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 155 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, with royalty reduction as the likely true motive, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action intended to depress license fees, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices which could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, although Nokia has withdrawn its complaint, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We understand that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. To date, we have not received the complaints but have submitted certain requested information and documents to the KFTC regarding rebates on chipset sales, chipset design integration and royalties on devices containing a Qualcomm chipset. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but have submitted certain requested information and documents to the JFTC regarding the non-assert and royalty provisions in our license agreements and BREW agreements. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products or license such intellectual property rights used in our products, we could be prohibited from making and selling such products.
     We expect that we will continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or negotiating leverage in licensing negotiations. We may not be successful and, if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets) and the imposition of royalty payments that might make purchases of our chipsets less economical for our customers. A negative outcome in any such litigation could severely disrupt the business of our chipset customers and their wireless customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
     In addition, intellectual property rights claims in our industry are common, and, as the number of competitors or other patent holders in the market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset customers could also become the targets of litigation. Any such litigation could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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

     Other companies or entities also have, and may again, commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our revenues. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.
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
     We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:
•	comprehensiveness of products and technologies;

•	value-added features which drive replacement rates and selling prices;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time-to-market;

•	system cost; and

•	customer support.
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
     Companies that promote non-CDMA technologies (e.g. GSM, WiMax) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, EoNex Technologies, Ericsson, Freescale, Fujitsu, Icera, Infineon, Intel, LSI Corporation, Mediatek, NEC, nVidia, Renesas, ST-NXP Wireless, Texas Instruments, VIA Telecom and the recently announced joint venture between Ericsson Mobile Platforms and ST-NXP Wireless. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
     Many of these current and potential competitors have advantages over us, including:
•	longer operating histories and market presence;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	economies of scale and cost structure advantages;

•	greater sales and marketing, manufacturing, distribution, technical and other resources; and

•	government support of other technologies (e.g. GSM).

     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will begin to offer and sell products based on 3G standards. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment, which offers practical accessibility to a product’s source code. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $277 million in assets (including $134 million in goodwill) at September 28, 2008. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDOs’) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. In May 2007, seven companies (Nokia, Nokia-Siemens, NEC, Ericsson, SonyEricsson, Alcatel-Lucent, and Nextwave) issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) IPR Special Committee and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.

We depend upon a limited number of third-party suppliers to manufacture and test component parts, subassemblies and finished goods for our products. If these third-party suppliers do not allocate adequate manufacturing and test capacity in their facilities to produce products on our behalf, or if there are any disruptions in the operations, or the loss, of any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business.
     A supplier’s ability to meet our product manufacturing demand is limited mainly by its overall capacity and current capacity availability. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers’ manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole-source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.
     QCT Segment. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
      While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term capacity commitments. Our reliance on sole- or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers which may result in lowering our operating margins. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenues and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
     In the event of a loss of, or a decision to change, a key third-party supplier, qualifying a new foundry supplier and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers.
     Under our Integrated Fabless Manufacturing (IFM) model, we purchase die from semiconductor manufacturing foundries, contract with separate third-party manufacturers for back-end assembly and test services and ship the completed integrated circuits to our customers. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, manufacturing yields, quality assurance and product delivery schedules. We have a limited history of working with the SAT suppliers under the IFM model, and cannot guarantee that our lack of control will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenues, or increase our cost of sales.
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

Our suppliers may also be our competitors, putting us at a disadvantage for pricing and capacity allocation.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 91% in fiscal 2008 and 87% in both fiscal 2007 and 2006. Because a significant portion of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
     In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, loans and employment.
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we increase our presence in existing markets or expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors, may become more expensive in U.S. dollars.

•	Strengthening currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Weakening currency values in selected regions may adversely affect the value of our marketable securities issued in foreign markets.

We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual and exchange traded funds, corporate bonds/notes, auction rate securities and mortgage/asset-backed securities. Many of our strategic investments are in CDMA wireless operators, early-stage companies or venture funds to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. In some cases, we make strategic investments in early-stage companies, which require us to consolidate or record our share of the earnings or losses of those companies. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects that could require significant product recalls, reworks and/or repairs that are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.

     Testing, manufacturing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability claims along with the associated impacts on reputation and demand. Although we carry product liability insurance to protect against product liability claims, we cannot assure you that our insurance coverage will be sufficient to protect us against losses due to product liability claims, or that we will be able to continue to maintain such insurance at a reasonable cost. Furthermore, not all losses associated with alleged product failure are insurable. Our inability to maintain insurance at an acceptable cost or to protect ourselves in other ways against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. In addition, a product liability claim or recall, whether against our licensees, customers or us could harm our reputation and result in decreased demand for our products.
MediaFLO USA does not fully control promotional activities necessary to stimulate demand for our services.
     Our MediaFLO USA business is a wholesale provider of a mobile entertainment and information service to our wireless operator partners. As such, we do not set the retail price of our service to the consumer, nor do we directly control all of the marketing and promotion of the service to the wireless operator’s subscriber base. Therefore, we are dependent upon our wireless operator partners to price, market and otherwise promote our service to the end users. If our wireless operator partners do not effectively price, market and otherwise promote the service to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our MediaFLO and Firethorn businesses, respectively.
     Customer acceptance of the services our MediaFLO and Firethorn businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our MediaFLO USA business that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences.
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
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:
•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	court or regulatory body decisions or settlements regarding intellectual property licensing and patent litigation and arbitration;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	general stock market volatility;

•	disruption in the U.S. and foreign credit and financial markets affecting both the availability of credit and credit spreads on investment securities;

•	government regulations, including tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	inflation and deflation;

•	concerns regarding global economic conditions that may impact one or more of the countries in which we, our customers or our licensees compete;

•	widespread illness;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.
     Our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.
     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities and patent litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock price volatility may be precipitated by failure to meet earnings expectations or other factors, such as the potential uncertainty in future reported earnings created by the assumptions used for share-based compensation and the related valuation models used to determine such expense.
Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We also continue to invest in the development of our BREW applications development platform, our MediaFLO MDS and FLO technology and our IMOD display technology. Certain of these new products and technologies face significant competition, and we cannot assure that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to commercialize our IMOD technology successfully.

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
     Our OmniTRACS and OmniVision systems operate on leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and does not currently have back-up capability. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our OmniTRACS and OmniVision operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. In February 2007, Globalstar announced that many of its satellites were experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna, which, if not remedied, could have a significant adverse impact on Globalstar’s ability to provide uninterrupted two-way voice and data services on a continuous basis in any given location. In October 2007, Globalstar announced that eight Globalstar satellites were successfully launched, and stated that it believes the additional satellites will augment the current operating constellation and improve two-way voice and data services until the launch of the second-generation satellite constellation, which is scheduled to begin in the summer of 2009. If the launch of the satellites does not remedy the problem or if Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will have an adverse impact on sales of our products and services that rely on the Globalstar network.
     Our MediaFLO network and systems currently operate in the United States market on a leased Ku-band satellite transponder. Our primary program content and data distribution satellite transponder lease runs through December 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States MediaFLO service through fiscal 2012. Additionally, our MediaFLO transmitter sites are monitored and controlled by a variety of terrestrial-based data circuits relying on various terrestrial and satellite communication networks operated by third parties. A failure to maintain adequate satellite capacity or the unavailability or nonperformance of the terrestrial-based network systems could have an adverse effect on our business and operating results.

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
     Data transmissions for QES operations are formatted and processed at the Network Management Center in San Diego, California, with a fully redundant backup Network Management Center located in Las Vegas, Nevada. Content from third parties for MediaFLO operations is received, processed and retransmitted at the Broadcast Operations Center in San Diego, California. Certain BREW products and services provided by our QIS operations are hosted at the Network Operations Center in San Diego, California with a fully redundant backup Network Operations Center located in Las Vegas, Nevada. The centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
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
Our stock repurchase program may not result in a positive return of capital to stockholders and may expose us to counterparty risk.
     At September 28, 2008, we had authority to repurchase up to $2.0 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
     As part of our stock repurchase program, we may sell put options or engage in structured derivative transactions to reduce the cost of repurchasing stock. In the event of a significant and unexpected drop in stock price, these arrangements may require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such overpayments may have an adverse effect on the effectiveness of our overall stock repurchase program and may reduce value for our stockholders. In the event of financial insolvency or distress of a counterparty to our put options, structured derivative transactions or 10b5-1 stock repurchase plan, we may be unable to settle transactions.
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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55) covering the entire nation and spectrum referred to as Block E in the Lower 700 MHz Band (also known as TV Channel 56) covering five economic areas on the east and west coasts for use in our MediaFLO business. In addition, we hold licenses for the spectrum referred to as B Block in the Lower 700 MHz Band for use initially in our various research and development initiatives. In using the licensed spectrum, we are regulated by the FCC pursuant to the terms of our licenses and the Federal Communications Act of 1934, as amended, and pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our MediaFLO service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
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
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resource needs, particularly in engineering, through fiscal 2009. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
     We may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by our competitors. We do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel. To the extent that new regulations make it less attractive to grant share-based awards to employees or if stockholders do not authorize shares for the continuation of equity compensation programs in the future, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At September 28, 2008, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
33	United States	Owned	3,445	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.

41	United States	Leased	1,372	Administrative offices, research and development, sales and marketing, service functions and network management hub.

10	Mexico	Leased	317	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

6	India	Leased	253	Administrative offices, research and development and sales and marketing.

4	China	Leased	98	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

4	England	Leased	71	Administrative offices, research and development and sales and marketing.

3	Korea	Leased	75	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	51	Administrative offices, research and development and sales and marketing.

4	Taiwan	Leased	47	Administrative offices, research and development and sales and marketing.

5	Singapore	Leased	47	Administrative offices, research and development and sales and marketing.

32	Other International	Leased	150	Administrative offices, research and development and sales and marketing.

	Total square footage		5,982

     In addition to the facilities above, we own or lease approximately 296,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2019 not including renewals that would be at our option. As of September 28, 2008, we also lease space on base station towers and buildings pursuant to 357 lease arrangements for our MediaFLO USA network. The majority of our cell site leases have an initial term of five to seven years with renewal options of up to five additional five-year periods.

     Several owned and leased facilities in San Diego, California are under construction totaling approximately 185,000 additional square feet to meet the requirements projected in our long-term business plan. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions (the 467 case and the 468 case) in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the following day, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of the five patents at issue in the 468 case seeking a determination and relief under Section 337 of the Tariff Act of 1930. Allegations relating to two of the Broadcom patent claims filed in the 468 case (which is stayed pending completion of the ITC action) have been dismissed by agreement of the parties. In the 467 case, one patent was stayed due to a pending reexamination of the claims by the U.S. Patent and Trademark Office (USPTO), and another was dismissed by agreement of the parties. A trial relating to the three remaining Broadcom patents in the 467 case was held in May 2007, and on May 29, 2007, the jury rendered a verdict finding willful infringement of the three patents and awarding past damages in the approximate amount of $20 million (the court subsequently vacated the jury’s finding of willfulness). The final judgment, including damages calculations through May 29, 2007 and pre-judgment interest, was approximately $25 million, which has been secured by an irrevocable letter of credit and expensed pending appeals. On December 31, 2007, the court issued an order, amended by the court for a second time on March 11, 2008, enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe the three Broadcom patents, subject to a specified limited license through January 2009 on two of the three patents and with respect to the third patent, a limited license as to one set of products. The immediately enjoined products were those WCDMA products that related to patent number 6,847,686 (the ‘686 patent). With respect to EV-DO products involving the ‘686 patent (as well as products relating to the two remaining patents), the judge’s order provided for a permanent injunction but stayed the effect of that injunction until January 31, 2009 with respect to companies that purchased those enjoined products as of May 29, 2007. The stay was subject to certain conditions, including the Company’s payment of ongoing royalties. Since the second amendment of the injunction order in March 2008, Broadcom filed a motion requesting that Qualcomm be found in contempt of the order on various bases. The court denied the motion in part but granted the motion with respect to the claim that Qualcomm should not have paid for WCDMA chips sold between the date of trial verdict and the injunction, and should not have serviced and supported products using such chips, and that Qualcomm should have paid certain royalties on revenue relating to the QChat product. Since the order, on September 24, 2008, the United States Court of Appeals for the Federal Circuit (Federal Circuit) issued its opinion in the appeal resulting from the trial of the 467 case, upholding the verdict and remedies as to two patents and overturning the verdict and remedy as to the ‘686 patent, finding it invalid. As a result, the district court has issued a third amended injunction order excluding any reference to the invalid patent and amended the contempt findings relating to the invalidated patent. Broadcom has been ordered to repay royalties relating to that patent. Qualcomm has also since filed a notice of appeal as to the contempt ruling and has sought leave from the Federal Circuit for an extension of time to file a motion for a rehearing with respect to issues on the appeal. That extension was granted. Broadcom has filed another motion seeking a ruling that Qualcomm is in violation of the injunction order with respect to certain sales and royalties Broadcom claims are owed under the order. Finally, the patent that was subject to the stay pending reexamination in the USPTO has since emerged from the reexamination process with certain claims cancelled and other claims added. A schedule for the litigation of that patent has not yet been determined, but it is expected to occur in the last half of calendar 2009.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order against the Company and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company appealed the infringement finding, the cease and desist order and the exclusion order, and Broadcom appealed certain rulings of the ALJ. Oral arguments took place on July 8, 2008 in the Federal Circuit. On September 19, 2008, the Federal Circuit ruled on Broadcom’s appeal of the ITC’s determination of no violation as to two patents (the ‘311 patent and the ‘675 patent). The Federal Circuit affirmed the ITC’s determination as to the ‘311 patent and affirmed the findings on the ‘675 patent with respect to seven of eight products at issue. As to the latter patent, the court remanded for further proceedings the claims with respect to one accused product. On October 2, 2008, the USPTO issued a final office action in the reexamination of the ‘311 patent, rejecting certain of the claims, including all of the claims at issue in the ITC action, and allowing other claims added by Broadcom. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s cease and desist order by the Company. A hearing on the complaint took place on April 22 through April 24, 2008. The target date for completion of the investigation is August 30, 2009. On October 14, 2008, the Federal Circuit issued an opinion upholding the ITC’s finding that the Company did not directly infringe the ‘983 patent; vacating and remanding the ITC’s finding that the Company indirectly induced infringement of the ‘983 patent; and vacating and remanding the limited exclusion order. The Federal Circuit held that the ITC lacked authority to enjoin products of Qualcomm’s customers pursuant to a limited exclusion order because Broadcom had not named those customers as respondents.
     On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the court ordered the case stayed pending resolution of the New Jersey case, referenced below.
     On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint, adding the allegations from the state court case in California (filed on April 13, 2007) that had been stayed, as discussed above, and a federal antitrust claim based on the California allegations. On August 12, 2008, the New Jersey Court ordered the case transferred to the United States District Court for the Southern District of California. No trial date has been set.
     On October 7, 2008, Broadcom filed an action in the United States District Court for the Southern District of California seeking declaratory relief regarding patent misuse, patent exhaustion and patent and license unenforceability. The Company has not yet responded to the complaint.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the USPTO, but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The court also ordered the Company to pay Broadcom’s attorneys’ fees and costs for the case. The Company and Broadcom each filed notices of appeal, but Broadcom subsequently dismissed its appeal. Oral argument in the Federal Circuit was held on August 5, 2008. On January 7, 2008, the Magistrate Judge considering Broadcom’s motions for sanctions against the Company for discovery violations issued an order sanctioning the Company and eight of its retained outside attorneys for those discovery violations. The Magistrate Judge referred the eight outside attorneys to the California State Bar for an investigation into possible ethics violations and ordered the Company to participate in a process to create a model discovery protocol. The Magistrate Judge reaffirmed the District Court’s previous award of Broadcom’s attorneys’ fees. On March 5, 2008, the District Court vacated the portion of the Magistrate Judge’s order only as it relates to the sanctions imposed on the Company’s outside counsel and remanded the case to the Magistrate Judge for further proceedings on those issues.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On July 23, 2008, the Company announced that it had reached agreement with Nokia Corporation and Nokia Inc. to resolve all pending litigation between the parties, and the parties have either obtained dismissals or are in the process of seeking dismissal of all litigation between the parties. The various litigation matters between the parties in different jurisdictions around the world that were terminated during the fourth quarter involved claims of patent infringement and breach of contract by each party against the other and were previously disclosed in our prior SEC filings.

     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. As part of its agreement with the Company, Nokia has withdrawn the complaint it filed with the European Commission, although that investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The District Court suit for damages is stayed pending resolution of the ITC proceeding. The ITC instituted the investigation on May 15, 2007. The patents at issue are being reexamined by the USPTO based on petitions filed by a third-party. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting these rejections, and the USPTO has not made a final decision. On February 26, 2008, the ALJ stayed the ITC proceedings pending completion of the USPTO’s reexamination proceedings. On March 27, 2008, the Commission reversed the ALJ’s order and ordered the ITC proceeding to be reinstated. The evidentiary hearing occurred on July 14 through July 18, 2008, and the investigation is targeted for completion by April 3, 2009.
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
     In April 2008, two complaints were filed in San Diego Federal Court and San Diego Superior Court on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing practices. The Superior Court action has been removed to the San Diego Federal Court, and the plaintiff’s request for remand has been denied. The Company has filed motions to dismiss the complaints.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 28, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “QCOM.” The following table sets forth the range of high and low sales prices on the NASDAQ Stock Market of the common stock for the fiscal periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
2007
First quarter	40.99	34.10
Second quarter	44.12	36.79
Third quarter	47.72	40.98
Fourth quarter	45.58	35.23

2008
First quarter	43.40	36.60
Second quarter	44.85	35.17
Third quarter	50.82	39.75
Fourth quarter	56.88	37.82
     As of November 4, 2008, there were 9,496 holders of record of our common stock. On November 4, 2008, the last sale price reported on the NASDAQ Stock Market for our common stock was $37.96 per share.
Dividends
     On March 13, 2007, we announced an increase in our quarterly dividend from $0.12 to $0.14 per share on our common stock. On March 11, 2008, we announced an increase in our quarterly dividend from $0.14 to $0.16 per share of common stock. Cash dividends announced in fiscal 2007 and 2008 were as follows (in millions, except per share data):

			Cumulative
	Per Share	Total	by Fiscal Year
2007
First quarter	$0.12	$198	$198
Second quarter	0.12	200	398
Third quarter	0.14	234	632
Fourth quarter	0.14	230	862

	$0.52	$862

2008
First quarter	$0.14	$228	$228
Second quarter	0.14	227	455
Third quarter	0.16	261	716
Fourth quarter	0.16	266	982

	$0.60	$982

     On October 22, 2008, we announced a cash dividend of $0.16 per share on our common stock, payable on January 7, 2009 to stockholders of record as of December 11, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal income tax law and changes to our business model.

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
     Additional information regarding our stock option plans and plan activity for fiscal 2008, 2007 and 2006 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 7 – Employee Benefit Plans” and in our 2009 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which $2 million remained authorized for repurchase. We did not repurchase any of our shares under the $2.0 billion stock repurchase program in the fourth quarter of fiscal 2008.
Performance Measurement Comparison of Stockholder Return
     The following graph compares total stockholder return on our common stock since September 28, 2003 to two indices: the Standard & Poor’s 500 Stock Index (the S&P 500) and the Nasdaq Total Return Index for Communications Equipment Stocks, SIC 3660-3669 (the Nasdaq Industry). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ Industry tracks the aggregate price performance of equity securities of communications equipment companies traded on the NASDAQ Stock Market. The total return for our stock and for each index assumes the reinvestment of dividends and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the NASDAQ Global Select Market and is a component of each of the S&P 500 and the NASDAQ Industry.

Comparison of Cumulative Total Return on Investment Since
September 28, 2003(1)
       The Company’s closing stock price on September 26, 2008, the last trading day of the Company’s 2008 fiscal year, was $45.84 per share.

(1)	Shows the cumulative total return on investment assuming an investment of $100 in each of our common stock, the S&P 500 and the Nasdaq Industry on September 28, 2003. All returns are reported as of our fiscal year end, which is the last Sunday of the month in which the fourth quarter ends, whereas the numbers for the S&P 500 are calculated as of the last day of the month in which the corresponding quarter ends.

Item 6. Selected Financial Data
     The following balance sheet data and statement of operations data for the five fiscal years ended September 28, 2008, September 30, 2007, September 24, 2006, September 25, 2005 and September 26, 2004 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 28, 2008 and September 30, 2007 and the related consolidated statements of operations and cash flows for fiscal 2008, 2007 and 2006 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended(1)
	September 28,	September 30,	September 24,	September 25,	September 26,
	2008	2007	2006	2005	2004(2)(3)
	(In millions, except per share data)
Statement of Operations Data:

Revenues	$11,142	$8,871	$7,526	$5,673	$4,880
Operating income	3,730	2,883	2,690	2,386	2,129
Income from continuing operations	3,160	3,303	2,470	2,143	1,725
Net income	3,160	3,303	2,470	2,143	1,720

Per Share Data:

Income from continuing operations — basic	$1.94	$1.99	$1.49	$1.31	$1.07
Income from continuing operations — diluted	1.90	1.95	1.44	1.26	1.03
Net income — basic	1.94	1.99	1.49	1.31	1.06
Net income — diluted	1.90	1.95	1.44	1.26	1.03
Dividends announced	0.60	0.52	0.42	0.32	0.19

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$11,269	$11,815	$9,949	$8,681	$7,635
Total assets	24,563	18,495	15,208	12,479	10,820
Long-term debt (4)	142	91	58	3	—
Total stockholders’ equity	17,944	15,835	13,406	11,119	9,664

(1)	Our fiscal year ends on the last Sunday in September. The fiscal years ended September 28, 2008, September 24, 2006, September 25, 2005, and September 26, 2004 each included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.

(2)	During fiscal 2004, we sold the Vésper Operating Companies and the Vésper Towers and returned personal mobile service (SMP) licenses to Anatel, the telecommunications regulatory agency in Brazil. The results of operations, including gains and losses realized on the sales transactions and the SMP licenses, were presented as discontinued operations in the consolidated statement of operations.

(3)	Prior to the fourth quarter of fiscal 2004, we recorded royalty revenues from certain licensees based on our estimates of royalties during the period they were earned. Starting in the fourth quarter of fiscal 2004, we began recognizing royalty revenues solely based on royalties reported by licensees during the quarter. The change in the timing of recognizing royalty revenues was made prospectively and had the initial one-time effect of reducing royalty revenues recorded in the fourth quarter of fiscal 2004.

(4)	Long-term debt consisted of capital lease obligations, which are included in other liabilities in the consolidated balance sheets.

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
Overview
Recent Developments
     Revenues for fiscal 2008 were $11.1 billion, with net income of $3.2 billion. The following recent developments occurred with respect to key elements of our business or our industry during fiscal 2008:
During fiscal 2008:
•	Worldwide wireless subscribers grew by approximately 21% to reach approximately 3.8 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA and HSPA), are approximately 19% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 705 million worldwide by September 28, 2008, up approximately 33% year-over-year, including approximately 410 million CDMA2000 1X/1xEV-DO subscribers and approximately 295 million WCDMA/HSPA subscribers. (1)

•	CDMA-based device shipments totaled approximately 433 million units, an increase of 28% over the 338 million units shipped in fiscal 2007. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 27% year-over-year, compared to an estimated 14% year-over-year growth across all technologies. (3)

•	The average selling price of CDMA-based devices was estimated to be approximately $219, up 2% from the prior year. (2)

•	We shipped approximately 336 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 33%, compared to approximately 253 million MSM integrated circuits in fiscal 2007.
During the fourth quarter of fiscal 2008:
•	We entered into new license and settlement agreements with Nokia Corporation/Nokia Inc. (Nokia) that cover GSM/GPRS/EDGE, CDMA2000, WCDMA (including HSPA), TD-SCDMA, OFDMA (including LTE, UMB and WiMax) and other products and resolve all pending litigation between the parties. Also, as a result, Nokia withdrew its complaint with the European Commission as to our licensing and other business practices. During the fourth quarter of fiscal 2008, we recognized $560 million in revenues as a result of the execution of the agreements. Consideration provided to us under the new license agreement with Nokia included, among other things, a non-refundable up-front payment of $2.5 billion, ongoing royalties and the assignment of patents that we recorded in intangible assets in the amount of $1.8 billion.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	Derived from reports provided by our licensees/manufacturers during the year and our own estimates of unreported activity.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.
Our Business and Operating Segments
     We design, manufacture, have manufactured on our behalf and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenues principally from sales of integrated circuit products, license fees and royalties for use of our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services, software hosting services and services related to delivery of multimedia content. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.
     We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.

     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling phone manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 60%, 59% and 58% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the assembly and final test manufacturing processes. We rely on independent third party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM).
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.), and/or based on a fixed per unit amount. QTL revenues comprised 33%, 31% and 33% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through September 2008, QES has shipped approximately 1,302,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 7%, 9% and 10% of total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.
     QSI manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and early-stage companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers its service over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA service to retail wireless consumers continues to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (regardless of whether they operate CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain functions that are provided primarily by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.

     Nonreportable segments include: the Qualcomm MEMS Technologies division, which is developing an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the Qualcomm Flarion Technologies division, which is developing OFDM/OFDMA technologies; the MediaFLO Technologies division, which is developing our MediaFLO technology and markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks (CDMA2000 and WCDMA) enables higher voice capacity and data rates, thereby supporting more minutes of use and data intensive applications like multimedia. As a result, we expect continued growth in demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	We believe the recent global financial crisis and the resulting slowdown in global economies is causing current contraction in the channel inventory and will likely result in lower consumer demand and prices for CDMA-based devices, among other things, adversely affecting our revenues and operating results. In addition, the financial crisis has, and may continue to have, an impact on the value of our marketable securities portfolio and net investment income.
•	The deployment and upgrading of CDMA2000 networks is expected to continue.
o	More than 275 wireless operators have launched CDMA2000 1X; (1) and

o	More than 100 wireless operators have deployed the higher data speeds of 1xEV-DO and more than 40 wireless operators have deployed commercial EV-DO Revision A networks. (1)
•	GSM operators are expected to continue transitioning to WCDMA networks.
o	More than 235 GSM operators have migrated their networks to WCDMA; (2) and

o	More than 220 wireless operators have upgraded and launched commercial HSDPA networks, and more than 50 wireless operators have upgraded and launched commercial HSUPA networks. (2)
•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA and EV-DO Revision A and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to accelerate.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia MSM functionality, we intend to continue to invest significant resources toward the development of multimedia products, software and services for the wireless industry. However, we expect that a portion of our research and development initiatives in fiscal 2009 will not reach commercialization until several years in the future.

•	We expect demand for low-end wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into one chip, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest resources aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM and OFDMA-based technologies;

o	Our service applications platform, content delivery services and user interfaces;

o	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

o	Our IMOD display technology.

     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their October 2008 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 35%, 21%, 14% and 9%, respectively, of total consolidated revenues for fiscal 2008, as compared to 31%, 21%, 17% and 13%, respectively, for fiscal 2007, and 32%, 17%, 21% and 13%, respectively, for fiscal 2006. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The increase in revenues from customers in South Korea from 32% and 31% of total revenues in fiscal 2006 and 2007, respectively, to 35% in fiscal 2008 is primarily attributable to increased shipments of integrated circuits to CDMA device manufacturers with locations in South Korea and royalty revenues from customers in South Korea. Combined revenues from customers in Japan and the United States decreased as a percentage of total revenues, from 34% in fiscal 2006 to 30% in fiscal 2007 and 23% in fiscal 2008, primarily due to the increased activity by manufacturers with locations in South Korea.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services, software hosting services and services related to delivery of multimedia content. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are estimates, based on a number of factors, including our assumptions related to historical and projected customer sales volumes and the contractual provisions of our customer agreements.
     We license rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to fifteen years. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. From time to time, licensees will not report royalties timely due to legal disputes, and when this occurs, the timing and comparability of royalty revenues could be affected.
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. As of September 28, 2008, our goodwill and intangible assets, net of accumulated amortization, were $1.5 billion and $3.1 billion, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

      We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. We also hold investments in other marketable securities, including non-investment grade debt securities, equity and debt mutual and exchange traded funds, corporate bonds and notes, auction rate securities and mortgage- and asset-backed securities. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $9.4 billion at September 28, 2008. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to significant market volatility. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been below its original cost, the extent of the general decline in prices or an increase in the default or recovery rates of securities in an asset class, negative events such as a bankruptcy filing or a need to raise capital or seek financial support from the government or others, the performance and pricing of the investee’s securities in relation to the securities of its competitors within the industry and the market in general and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. If we determine that a security price decline is other than temporary, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2008, 2007 and 2006, we recorded $502 million, $16 million and $20 million, respectively, in other-than-temporary losses on our investments in marketable securities.

     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” We use the fair value method to apply the provisions of FAS 123R. Share-based compensation expense recognized under FAS 123R for fiscal 2008, 2007 and 2006 was $543 million, $493 million and $495 million, respectively. At September 28, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.6 billion, which is expected to be recognized over a weighted-average period of 3.5 years. Net stock options, after forfeitures and cancellations, granted during fiscal 2008 represented 2.7% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during fiscal 2008 represented 3.2% of outstanding shares as of the end of the fiscal period.
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
     For purposes of estimating the fair value of stock options granted during fiscal 2008, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model. We utilized the term structure of volatility up to approximately two years, and we used the implied volatility of the option with the longest time to maturity for the expected volatility estimates for periods beyond two years. The weighted-average volatility assumption was 41.1% for fiscal 2008, which if increased to 45%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2008 by $0.89 per share, or 5%. FAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant. The weighted-average risk-free interest rate assumption was 3.8% for fiscal 2008, which if increased to 6.5% would increase the weighted-average estimated fair value of stock options granted during fiscal 2008 by $1.17 per share, or 7%.
     We do not target a specific dividend yield for our policy on dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts. The dividend yield assumption was 1.3% for fiscal 2008, which if decreased to 0.4% would increase the weighted-average estimated fair value of stock options granted during fiscal 2008 by $0.92 per share, or 6%. Dividends and/or increases or decreases in dividend payments are subject to approval by our Board of Directors as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.

     The post-vesting forfeiture rate is estimated using historical option cancellation information. The weighted-average post-vesting forfeiture rate assumption was 8.0% for fiscal 2008, which if decreased to 1.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2008 by $0.91 per share, or 6%.
     The suboptimal exercise factor is estimated using historical option exercise information. The weighted-average suboptimal exercise factor assumption was 1.9 for fiscal 2008, which if increased to 2.3, would increase the weighted-average estimated fair value of stock options granted during fiscal 2008 by $1.01 per share or 6%.
     Income Taxes. On October 1, 2007, we adopted the accounting provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” As a result of the adoption, we increased our liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. See “Notes to Consolidated Financial Statements, Note 5 – Income Taxes” for additional information. As of September 28, 2008, our liability for net unrecognized tax benefits was $227 million.
     Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those which are reflected in historical income tax provisions and recorded assets and liabilities. For example, during fiscal 2007, we recorded an income tax benefit of $331 million resulting from the completion of audits of our fiscal 2003 and 2004 federal tax returns.
     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 28, 2008, gross deferred tax assets were $1.4 billion. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
     As of September 28, 2008, we had gross deferred tax assets of $430 million related to capital losses and $21 million related to foreign and state net operating losses. We can only use realized capital losses to offset realized capital gains. Based upon our assessments of when capital gains and losses will be realized, we estimate that our future capital gains will not be sufficient to utilize all of the temporary and other-than-temporary capital losses that were recorded through fiscal 2008. Therefore, we have provided a $134 million valuation allowance for the portion of capital losses we do not expect to utilize, of which $81 million was recorded as an increase in other comprehensive loss in fiscal 2008. We can only use net operating losses to offset taxable income of certain legal entities in certain tax jurisdictions. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the net operating losses we have incurred through fiscal 2008. Therefore, we have provided a $15 million valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future capital gains, the timing of realization of capital losses and the amount of future taxable income in certain jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of capital losses, capital gains and taxable income are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be invested indefinitely outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $6.8 billion as of September 28, 2008. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.

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
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Other than amounts relating to the Broadcom Corporation v. QUALCOMM Incorporated matters, we have not recorded any accrual for contingent liabilities associated with any other legal proceedings based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.
Fiscal 2008 Compared to Fiscal 2007
     Revenues. Total revenues for fiscal 2008 were $11.14 billion, compared to $8.87 billion for fiscal 2007. Revenues from two customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 30% and 27% in aggregate of total consolidated revenues in fiscal 2008 and 2007, respectively.
     Revenues from sales of equipment and services for fiscal 2008 were $7.16 billion, compared to $5.77 billion for fiscal 2007. Revenues from sales of integrated circuit products increased $1.41 billion, resulting primarily from an increase of $1.23 billion related to higher unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, and an increase of $219 million related to the net effects of changes in product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for fiscal 2008 were $3.98 billion, compared to $3.11 billion for fiscal 2007. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees other than Nokia, driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates. In addition, revenues from licensing and royalties in fiscal 2008 included $560 million (attributable to both fiscal 2008 and 2007) related to the new agreements with Nokia. Revenues from licensing and royalties in fiscal 2007 included royalty payments from Nokia only for sales of Nokia products through April 9, 2007.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2008 was $3.41 billion compared to $2.68 billion for fiscal 2007. Cost of equipment and services revenues as a percentage of equipment and services revenues was 48% for fiscal 2008, compared to 47% for fiscal 2007. Cost of equipment and services revenues included $39 million in share-based compensation in both fiscal 2008 and 2007.
     Research and Development Expenses. For fiscal 2008, research and development expenses were $2.28 billion or 20% of revenues, compared to $1.83 billion or 21% of revenues for fiscal 2007. The dollar increase was primarily attributable to a $358 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses related to the development of our FLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $63 million. Research and development expenses in fiscal 2008 included share-based compensation and in-process research and development of $250 million and $14 million, respectively, compared to $221 million and $10 million, respectively, in fiscal 2007.

     Selling, General and Administrative Expenses. For fiscal 2008, selling, general and administrative expenses were $1.71 billion or 15% of revenues, compared to $1.48 billion or 17% of revenues for fiscal 2007. The dollar increase was primarily attributable to a $137 million increase in employee-related expenses and a $72 million increase in certain professional fees, primarily related to patent activities. Selling, general and administrative expenses in fiscal 2008 included share-based compensation of $254 million, compared to $233 million in fiscal 2007.
     Net Investment Income. Net investment income was $96 million for fiscal 2008, compared to $743 million for fiscal 2007. The net decrease was primarily comprised as follows (in millions):

	Year Ended
	September 28, 2008	September 30, 2007	Change
Interest and dividend income:
Corporate and other segments	$487	$551	$(64)
QSI	4	7	(3)
Interest expense	(22)	(11)	(11)
Net realized gains on investments:
Corporate and other segments	104	201	(97)
QSI	51	21	30
Other-than-temporary losses on investments:
Corporate and other segments	(502)	(16)	(486)
QSI	(33)	(11)	(22)
Gains on derivative instruments	6	2	4
Equity in earnings (losses) of investees	1	(1)	2

	$96	$743	$(647)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was primarily a result of lower interest rates earned on interest-bearing securities. Other-than-temporary losses in fiscal 2008 included $327 million recognized in the fourth quarter on marketable securities held by corporate and other segments. Both other-than-temporary losses on marketable securities and the decrease in net realized gains on corporate investments were generally related to depressed securities values caused by a major disruption in U.S. and foreign credit and financial markets affecting consumers and the banking, finance and housing industries. This disruption is evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities.
     Income Tax Expense. Income tax expense was $666 million for fiscal 2008, compared to $323 million for fiscal 2007. The annual effective tax rate was 17% for fiscal 2008, compared to 9% for fiscal 2007. The annual effective tax rate for fiscal 2008 is higher than the annual effective tax rate for fiscal 2007 primarily due to the impact of prior year audits completed during fiscal 2007.
     The annual effective tax rate for fiscal 2008 is 18% lower than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate, and 1% related to research and development tax credits, partially offset by state taxes of approximately 4% and 1% related to an increase in the valuation allowance.
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

     Revenues from licensing and royalty fees for fiscal 2007 were $3.11 billion, compared to $2.75 billion for fiscal 2006. Revenues from licensing and royalty fees increased primarily as a result of a $306 million increase in QTL royalties related to an increase in our licensee’s sales of CDMA-based products driven by the continued adoption of WCDMA at higher average selling prices than CDMA, and a $30 million increase in QIS revenues primarily related to our expanded BREW customer base and products and a licensing agreement with Sprint. Worldwide demand for CDMA-based products has increased primarily as a result of the growth in sales of high-end WCDMA products and shifts in the geographic distribution of sales of CDMA2000 products.
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
     Research and Development Expenses. For fiscal 2007, research and development expenses were $1.83 billion or 21% of revenues, compared to $1.54 billion or 20% of revenues for fiscal 2006. The dollar increase was primarily attributable to a $283 million increase in costs related to integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA and OFDMA. The increase in research and development expenses incurred also related to the development of our FLO technology, MediaFLO MDS and IMOD display products using MEMS technology. Research and development expenses in fiscal 2007 included share-based compensation and in-process research and development of $221 million and $10 million, respectively, compared to $216 million and $22 million, respectively, in fiscal 2006.
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
     Net Investment Income. Net investment income was $743 million for fiscal 2007, compared to $466 million for fiscal 2006. The net increase was primarily comprised as follows (in millions):

	Year Ended
	September 30, 2007	September 24, 2006	Change
Interest and dividend income:
Corporate and other segments	$551	$410	$141
QSI	7	6	1
Interest expense	(11)	(4)	(7)
Net realized gains on investments:
Corporate and other segments	201	106	95
QSI	21	30	(9)
Other-than-temporary losses on investments	(27)	(24)	(3)
Gains (losses) on derivative instruments	2	(29)	31
Equity in losses of investees	(1)	(29)	28

	$743	$466	$277

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
Our Segment Results for Fiscal 2008 Compared to Fiscal 2007
     The following should be read in conjunction with the fiscal 2008 and 2007 financial results for each reporting segment. See “Notes to Consolidated Financial Statements – Note 9 – Segment Information.”
     QCT Segment. QCT revenues for fiscal 2008 were $6.72 billion, compared to $5.28 billion for fiscal 2007. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $6.53 billion for fiscal 2008, compared to $5.12 billion for fiscal 2007. The increase in equipment and services revenues resulted primarily from an increase of $1.23 billion related to higher unit shipments and an increase of $219 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 336 million MSM integrated circuits were sold during fiscal 2008, compared to approximately 253 million for fiscal 2007.
     QCT’s earnings before taxes for fiscal 2008 were $1.83 billion, compared to $1.55 billion for fiscal 2007. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 27% in fiscal 2008, compared to 29% in fiscal 2007. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage related to an increase in reserves for excess and obsolete inventory and product support costs.
     QCT inventories increased by 17% in fiscal 2008 from $387 million to $453 million primarily due to the shift in our manufacturing business model from turnkey to IFM and the related work-in process which includes purchased die and related back-end assembly and test manufacturing services needed to complete QCT’s integrated circuit products. The increase is also attributable to an increase in finished goods associated with growth in sales volume.
     QTL Segment. QTL revenues for fiscal 2008 were $3.62 billion, compared to $2.77 billion for fiscal 2007. QTL’s earnings before taxes for fiscal 2008 were $3.14 billion, compared to $2.34 billion for fiscal 2007. QTL’s operating margin percentage was 87% in fiscal 2008, compared to 84% in fiscal 2007. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees other than Nokia, driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates. In addition, QTL revenues from licensing and royalties in fiscal 2008 included $560 million (attributable to both fiscal 2008 and 2007) related to the new agreement with Nokia. Revenues from licensing and royalties in fiscal 2007 included royalty payments from Nokia only for sales of Nokia products through April 9, 2007. The increase in earnings before taxes was primarily attributable to the increase in revenues and the effect of bad debt expenses recognized in fiscal 2007, partially offset by increases in research and development expenses and patent costs, which resulted in a corresponding increase in operating margin percentage.
     QWI Segment. QWI revenues for fiscal 2008 were $785 million, compared to $828 million for fiscal 2007. Revenues decreased primarily due to a $78 million decrease in QES revenues, partially offset by a $27 million increase in QIS revenues. The decrease in QES revenues was primarily attributable to an $88 million decrease in revenues from product sales, partially offset by an $11 million increase in messaging revenues. QES shipped approximately 91,200 terrestrial-based and satellite-based systems during fiscal 2008, compared to approximately 190,300 terrestrial-based and satellite-based systems in fiscal 2007. The increase in QIS revenues was primarily attributable to increases in QChat revenues resulting from increased development efforts under a licensing agreement with Sprint and our expanded BREW customer base and products.
     QWI’s loss before taxes for fiscal 2008 was $1 million, compared to earnings before taxes of $88 million for fiscal 2007. QWI’s operating margin percentage was zero percent in fiscal 2008, compared to 11% in fiscal 2007. The decrease in QWI’s earnings before taxes was primarily due to the decrease in revenues, a $30 million increase in QIS research and development expenses related to our BREW products and a $34 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008, all of which contributed to a corresponding decline in operating margin percentage.

     QSI Segment. QSI revenues for fiscal 2008 were $12 million, compared to $1 million for fiscal 2007, related to the commencement of our MediaFLO service in March 2007. QSI’s loss before taxes for fiscal 2008 was $304 million, compared to $240 million for fiscal 2007. QSI’s loss before taxes also included a $71 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of an increase of $50 million in cost of equipment and services revenues and a $22 million increase in research and development expenses.
Our Segment Results for Fiscal 2007 Compared to Fiscal 2006
     The following should be read in conjunction with the financial results of fiscal 2007 and 2006 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 9 – Segment Information.”
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
     QTL Segment. QTL revenues for fiscal 2007 were $2.77 billion, compared to $2.47 billion for fiscal 2006. QTL’s earnings before taxes for fiscal 2007 were $2.34 billion, compared to $2.23 billion for fiscal 2006. QTL’s operating margin percentage was 84% in fiscal 2007, compared to 90% in fiscal 2006. The increase in revenues primarily resulted from a $306 million increase in royalties, driven by an increase in sales of CDMA-based products by licensees. The increase in earnings before taxes was primarily attributable to the increase in revenues, partially offset by increases in legal and bad debt expenses, which resulted in a corresponding decline in operating margin percentage.
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
     QSI Segment. QSI’s loss before taxes for fiscal 2007 was $240 million, compared to $133 million for fiscal 2006. QSI’s loss before taxes included a $118 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of $70 million in cost of services revenues related to the commencement of our MediaFLO service in March 2007 and a $42 million increase in selling, general and administrative expenses, including $20 million related to cooperative marketing expenses. During fiscal 2006, QSI recorded $30 million in equity in losses of investees resulting primarily from the effect of investment losses recognized by Inquam and a venture fund investee in fiscal 2006, of which our share was $20 million and $11 million, respectively. Equity in losses of investees was negligible during fiscal 2007.

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $11.3 billion at September 28, 2008, a decrease of $546 million from September 30, 2007. Our cash, cash equivalents and marketable securities at September 28, 2008 consisted of $6.8 billion held by foreign subsidiaries with the remaining balance of $4.5 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities was $3.6 billion during fiscal 2008, compared to $3.8 billion during fiscal 2007. Net proceeds from the issuance of common stock under our stock option and employee stock purchase plans was $1.2 billion during fiscal 2008, compared to $556 million during fiscal 2007.
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2 million remained authorized for repurchases. The stock repurchase program has no expiration date. During fiscal 2008, we repurchased and retired 42,616,000 shares of our common stock for $1.7 billion. At September 28, 2008, we had not repurchased any of our shares under the $2.0 billion stock repurchase program.
     We declared and paid dividends totaling $982 million, $862 million and $698 million, or $0.60, $0.52 and $0.42 per common share, during fiscal 2008, 2007 and 2006, respectively. On October 22, 2008, we announced a cash dividend of $0.16 per share on our common stock, payable on January 7, 2009 to stockholders of record as of December 11, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Since September 2007, there has been a major disruption in U.S. and foreign credit and financial markets affecting consumers and the banking, finance and housing industries. This disruption was evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities. At September 28, 2008 and October 31, 2008, gross unrealized gains on marketable securities were $102 million and approximately $75 million, respectively, and gross unrealized losses were $449 million and approximately $1.3 billion, respectively. Our analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses to recover within a reasonable period of time. Further, we have the ability and the intent to hold such securities until they recover. As a result, we do not believe the decline in the fair value of our marketable securities portfolio will materially affect our liquidity.
     At September 28, 2008, we classified our auction rate securities with recorded values of $186 million as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. Our auction rate securities are predominantly rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The cash values of our auction rate securities, which are held by a foreign subsidiary, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the securities are called by the issuer or the underlying securities have been prepaid or have matured. Due to the combined strength of our significant cash, short-term investments and operating cash flows, we do not anticipate the current illiquidity of auction rate securities to affect our operating plans.
     Accounts receivable increased greater than 100% during fiscal 2008 primarily due to a $2.5 billion trade receivable for which we received payment in October 2008 related to the new agreements with Nokia, an increase of $423 million in other trade accounts receivable and an increase of $400 million related to amounts receivable for redemptions of money market funds for which we received partial payment in October 2008. Days sales outstanding related to other trade accounts receivable were 30 days at September 28, 2008 compared to 27 days at September 30, 2007. The increase in other trade accounts receivable and the related days sales outstanding were primarily due to increased revenues for integrated circuits and the timing of cash receipts for related receivables.

     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $2.28 billion in fiscal 2008 and $1.83 billion in fiscal 2007, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Our purchase obligations for fiscal 2009, some of which relate to research and development activities, totaled $868 million, at September 28, 2008. Cash used for strategic investments and acquisitions, net of cash acquired, was $298 million in fiscal 2008 and $249 million in fiscal 2007, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     At September 28, 2008, our outstanding contractual obligations included (in millions):
Contractual Obligations
Payments Due By Fiscal Period

						No
						Expiration
	Total	2009	2010-2011	2012-2013	Beyond 2013	Date
Purchase obligations (1)	$1,187	$868	$179	$85	$55	$—
Operating leases	453	85	116	51	201	—
Equity funding commitments (2)	9	—	—	—	—	9

Total commitments	1,649	953	295	136	256	9

Capital leases (3)	322	10	20	20	272	—
Other long-term liabilities (4)(5)	46	—	38	1	6	1

Total recorded liabilities	368	10	58	21	278	1

Total	$2,017	$963	$353	$157	$534	$10

(1)	Total purchase obligations include $678 million in commitments to purchase integrated circuit product inventories.

(2)	These commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts or not at all.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 28, 2008.

(4)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenues and the obligation under securities lending, are not presented in this table because they do not require cash settlement in the future.

(5)	Our consolidated balance sheet at September 28, 2008 included a $227 million noncurrent liability for uncertain tax positions, of which $138 million may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
     Additional information regarding our financial commitments at September 28, 2008 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.”
Future Accounting Requirements
     In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FASB Staff Position 157-3 (FSP 157-3) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The accounting provisions of FAS 157 for financial assets and financial liabilities will be effective for our fiscal 2009 beginning September 29, 2008. The adoption of FAS 157 for financial assets and financial liabilities is not expected to have a material impact on our consolidated financial statements, and we are in the process of determining the effect such adoption will have on our financial statement disclosures. We are also in the process of assessing the effects, if any, the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings (the fair value option) resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The accounting provisions of FAS 159 will be effective for our fiscal 2009 beginning September 29, 2008. We are still in the process of determining whether we will apply the fair value option to any of our financial assets. If we do elect the fair value option, the cumulative effect of initially adoption FAS 159 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.
     In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for our fiscal 2010 beginning September 28, 2009. We are in the process of determining the effects, if any, the adoption of FAS 141R will have on our consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for our second quarter of fiscal 2009 beginning December 29, 2008. We are in the process of determining the effects the adoption of FAS 161 will have on our financial statement disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Credit Risk. Since September 2007, there has been a major disruption in U.S. and foreign credit and financial markets affecting consumers and the banking, finance and housing industries. This disruption is evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed security values and widening credit spreads in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities. We have no direct investments in the lowest credit quality, or subprime, mortgages, nor do we have investments collateralized by assets that include subprime mortgages. We have indirect exposure to subprime mortgages to the extent of our investments in large, diversified financial companies, commercial banks, insurance companies and public/private investment funds that participate or invest in subprime mortgage loans, mortgage insurance or loan servicing, which could impact the fair values of our securities. At September 28, 2008, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks, equities and other securities that have been affected by these credit market concerns and had temporary gross unrealized losses of $449 million. At October 31, 2008, gross unrealized losses of our marketable securities portfolio were approximately $1.3 billion. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     We engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. We may incur a loss in the event that a broker does not return our securities, the collateral value is insufficient or cannot be maintained at required values or the lending agent fails to restore or pay us the cash value of our loaned securities.
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.

     The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2009	2010	2011	2012	2013	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$758	$—	$—	$—	$—	$—	$—	$758
Interest rate	3.1%
Available-for-sale securities:
Investment grade	$1,562	$314	$279	$95	$39	$130	$198	$2,617
Interest rate	3.4%	3.9%	3.9%	4.0%	5.2%	8.7%	5.0%
Non-investment grade	$42	$13	$41	$67	$84	$521	$—	$768
Interest rate	8.1%	7.5%	9.7%	7.8%	8.0%	9.3%

Floating interest-bearing securities:
Cash and cash equivalents	$903	$—	$—	$—	$—	$—	$—	$903
Interest rate	2.0%
Available-for-sale securities:
Investment grade	$588	$711	$114	$68	$—	$87	$574	$2,142
Interest rate	2.9%	3.0%	3.1%	3.1%		5.2%	4.5%
Non-investment grade	$13	$26	$57	$99	$136	$270	$684	$1,285
Interest rate	4.5%	6.8%	7.4%	7.1%	7.2%	7.5%	7.1%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. The recent major disruption in U.S. and foreign credit and financial markets caused increased volatility in the fair values of our equity securities and equity mutual and exchange-traded fund shares. We have a diversified marketable securities portfolio that includes equities held by mutual and exchange-traded fund shares that are subject to equity price risk. The recorded values of marketable equity securities decreased to $1.34 billion at September 28, 2008 from $1.52 billion at September 30, 2007. The recorded values of equity mutual fund and exchange-traded fund shares decreased to $1.28 billion at September 28, 2008 from $1.87 billion at September 30, 2007. The combined recorded values of marketable equity securities and equity mutual and exchange-traded fund shares decreased by approximately $725 million due to price declines and by approximately $48 million as a result of actions taken to reduce our exposure to equity investments. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at September 28, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $262 million. At October 31, 2008, gross unrealized losses of our marketable equity securities and equity mutual fund and exchange-traded fund shares were approximately $786 million.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, consisting primarily of foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At September 28, 2008, we had no foreign currency forward contracts outstanding. At September 28, 2008, we had a net asset of $37 million related to our foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions, which could materially impact our results. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $8 million resulting from a decrease in fair value of the portion of our hedges that would be rendered ineffective. See “Notes to Consolidated Financial Statements, Note 1 – The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.

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
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements at September 28, 2008 and September 30, 2007 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-31.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2008.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 28, 2008, as stated in its report which appears on page F-1.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2009 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Executive Compensation and Related Information.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2009 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2009 Proxy Statement under the heading “Fees for Professional Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers.(4)(5)

10.2	1991 Stock Option Plan, as amended.(4)(6)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan.(4)(6)

10.21	Executive Retirement Matching Contribution Plan, as amended.(4)(6)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended.(4)(7)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan.(4)(6)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan.(4)(8)

10.55	2001 Stock Option Plan, as amended.(4)(7)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan.(4)(6)

10.63	Summary of Changes to Non-Employee Director Compensation Program.(4)(9)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended.(4)(10)

10.71	Voluntary Executive Retirement Contribution Plan, as amended.(4)(11)

10.74	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan.(1)(4)

10.78	2006 Long-Term Incentive Plan, as amended. (4)(12)

10.79	2001 Employee Stock Purchase Plan, as amended. (4)(12)

10.80	Form of Grant Notice and Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan.(4)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

Exhibit
Number	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 22, 2006.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 6, 2008

QUALCOMM Incorporated
By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs	Chief Executive Officer and Director	November 6, 2008

Paul E. Jacobs	(Principal Executive Officer)

/s/ William E. Keitel	Chief Financial Officer	November 6, 2008

William E. Keitel	(Principal Financial and Accounting Officer)

/s/ Irwin Jacobs	Chairman of the Board	November 6, 2008

Irwin Jacobs

/s/ Barbara T. Alexander	Director	November 6, 2008

Barbara T. Alexander

/s/ Stephen M. Bennett	Director	November 6, 2008

Stephen M. Bennett

/s/ Donald Cruickshank	Director	November 6, 2008

Donald Cruickshank

/s/ Raymond V. Dittamore	Director	November 6, 2008

Raymond V. Dittamore

/s/ Robert E. Kahn	Director	November 6, 2008

Robert E. Kahn

/s/ Sherry Lansing	Director	November 6, 2008

Sherry Lansing

/s/ Duane A. Nelles	Director	November 6, 2008

Duane A. Nelles

/s/ Brent Scowcroft	Director	November 6, 2008

Brent Scowcroft

/s/ Marc I. Stern	Director	November 6, 2008

Marc I. Stern

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 28, 2008 and September 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 1 to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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
/s/ PricewaterhouseCoopers LLP
San Diego, California
November 6, 2008

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 28,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$2,411
Marketable securities	4,571	4,170
Accounts receivable, net	4,038	715
Inventories	521	469
Deferred tax assets	289	435
Collateral held under securities lending	173	421
Other current assets	291	200

Total current assets	11,723	8,821
Marketable securities	4,858	5,234
Deferred tax assets	830	318
Property, plant and equipment, net	2,162	1,788
Goodwill	1,517	1,325
Other intangible assets, net	3,104	664
Other assets	369	345

Total assets	$24,563	$18,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$570	$635
Payroll and other benefits related liabilities	406	311
Income taxes payable	20	119
Unearned revenues	394	218
Obligation under securities lending	173	421
Other current liabilities	728	554

Total current liabilities	2,291	2,258
Unearned revenues	3,768	142
Income taxes payable	227	—
Other liabilities	333	260

Total liabilities	6,619	2,660

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 28, 2008 and September 30, 2007	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,656 and 1,646 shares issued and outstanding at September 28, 2008 and September 30, 2007, respectively	—	—
Paid-in capital	7,511	7,057
Retained earnings	10,717	8,541
Accumulated other comprehensive (loss) income	(284)	237

Total stockholders’ equity	17,944	15,835

Total liabilities and stockholders’ equity	$24,563	$18,495

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 28,	September 30,	September 24,
	2008	2007	2006
Revenues:
Equipment and services	$7,160	$5,765	$4,776
Licensing and royalty fees	3,982	3,106	2,750

Total revenues	11,142	8,871	7,526

Operating expenses:
Cost of equipment and services revenues	3,414	2,681	2,182
Research and development	2,281	1,829	1,538
Selling, general and administrative	1,717	1,478	1,116

Total operating expenses	7,412	5,988	4,836

Operating income	3,730	2,883	2,690

Investment income, net (Note 4)	96	743	466

Income before income taxes	3,826	3,626	3,156
Income tax expense	(666)	(323)	(686)

Net income	$3,160	$3,303	$2,470

Basic earnings per common share	$1.94	$1.99	$1.49

Diluted earnings per common share	$1.90	$1.95	$1.44

Shares used in per share calculations:
Basic	1,632	1,660	1,659

Diluted	1,660	1,693	1,711

Dividends per share announced	$0.60	$0.52	$0.42

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 28,	September 30,	September 24,
	2008	2007	2006
Operating Activities:
Net income	$3,160	$3,303	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	383	272
Revenues related to non-monetary exchanges	(172)	—	(1)
Non-cash portion of income tax expense	306	91	514
Non-cash portion of share-based compensation expense	541	488	495
Incremental tax benefits from stock options exercised	(408)	(240)	(403)
Net realized gains on marketable securities and other investments	(155)	(222)	(136)
Other-than-temporary losses on marketable securities and other investments	535	27	24
Other items, net	3	(43)	31
Changes in assets and liabilities, net of effects of acquisitions (Note 10):
Accounts receivable, net	(653)	(16)	(133)
Inventories	(47)	(234)	(71)
Other assets	(17)	(96)	15
Trade accounts payable	(63)	209	51
Payroll, benefits and other liabilities	161	139	96
Unearned revenues	(89)	22	29

Net cash provided by operating activities	3,558	3,811	3,253

Investing Activities:
Capital expenditures	(1,397)	(818)	(685)
Purchases of available-for-sale securities	(7,680)	(8,492)	(12,517)
Proceeds from sale of available-for-sale securities	6,689	7,998	10,853
Increase in receivables for settlement of investments	(406)	—	—
Maturities of held-to-maturity securities	—	—	130
Other investments and acquisitions, net of cash acquired	(298)	(249)	(407)
Change in collateral held under securities lending	248	(421)	—
Other items, net	25	84	3

Net cash used by investing activities	(2,819)	(1,898)	(2,623)

Financing Activities:
Proceeds from issuance of common stock	1,184	556	692
Incremental tax benefits from stock options exercised	408	240	403
Repurchase and retirement of common stock	(1,670)	(1,482)	(1,500)
Dividends paid	(982)	(862)	(698)
Change in obligation under securities lending	(248)	421	—
Other items, net	1	16	11

Net cash used by financing activities	(1,307)	(1,111)	(1,092)

Effect of exchange rate changes on cash	(3)	2	(1)

Net (decrease) increase in cash and cash equivalents	(571)	804	(463)
Cash and cash equivalents at beginning of year	2,411	1,607	2,070

Cash and cash equivalents at end of year	$1,840	$2,411	$1,607

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other	Total
	Common Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 25, 2005	1,640	$6,753	$4,328	$38	$11,119

Components of comprehensive income:
Net income	—	—	2,470	—	2,470
Unrealized net gains on securities and derivative instruments, net of income taxes of $65	—	—	—	104	104
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $56	—	—	—	(89)	(89)
Other comprehensive income, net of income taxes of $8				11	11

Total comprehensive income					2,496

Exercise of stock options	36	608	—	—	608
Tax benefit from exercise of stock options	—	394	—	—	394
Issuance for Employee Stock Purchase and Executive Retirement Plans	2	71	—	—	71
Share-based compensation	—	496	—	—	496
Repurchase and retirement of common stock	(34)	(1,473)	—	—	(1,473)
Dividends	—	—	(698)	—	(698)
Value of common stock issued for acquisition	8	353	—	—	353
Value of options exchanged for acquisitions	—	40	—	—	40

Balance at September 24, 2006	1,652	7,242	6,100	64	13,406

Components of comprehensive income:
Net income	—	—	3,303	—	3,303
Unrealized net gains on securities and derivative instruments, net of income taxes of $198	—	—	—	274	274
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $87	—	—	—	(131)	(131)
Other comprehensive income, net of income taxes of $6	—	—	—	30	30

Total comprehensive income					3,476

Exercise of stock options	28	477	—	—	477
Tax benefit from exercise of stock options	—	229	—	—	229
Issuance for Employee Stock Purchase and Executive Retirement Plans	3	88	—	—	88
Share-based compensation	—	485	—	—	485
Repurchase and retirement of common stock	(37)	(1,459)	—	—	(1,459)
Dividends	—	—	(862)	—	(862)
Other	—	(5)	—	—	(5)

Balance at September 30, 2007	1,646	7,057	8,541	237	15,835

Components of comprehensive income:
Net income	—	—	3,160	—	3,160
Unrealized net losses on securities and derivative instruments, net of income tax benefits of $373	—	—	—	(738)	(738)
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income taxes of $48	—	—	—	(72)	(72)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income tax benefits of $201	—	—	—	301	301
Foreign currency translation	—	—	—	(12)	(12)

Total comprehensive income					2,639

Exercise of stock options	49	1,070	—	—	1,070
Tax benefit from exercise of stock options	—	385	—	—	385
Issuance for Employee Stock Purchase and Executive Retirement Plans	4	117	—	—	117
Share-based compensation	—	544	—	—	544
Repurchase and retirement of common stock	(43)	(1,666)	—	—	(1,666)
Dividends	—	—	(982)	—	(982)
Value of options exchanged for acquisition	—	4	—	—	4
Cumulative effect of adoption of FIN 48 (Note 1)	—	—	(2)	—	(2)

Balance at September 28, 2008	1,656	$7,511	$10,717	$(284)	$17,944

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Its Significant Accounting Policies
     The Company. QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services. The Company is a leading developer and supplier of Code Division Multiple Access (CDMA)-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products to wireless device and infrastructure manufacturers. The Company also manufactures and sells products based upon Orthogonal Frequency Division Multiplexing Access (OFDMA) technology, e.g. FLASH-OFDM. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. Currently, the vast majority of the Company’s license fees and royalty revenues is comprised of fees and royalties from companies selling wireless products incorporating the Company’s CDMA technologies, but the Company has also licensed its patented OFDMA technology. The Company provides satellite- and terrestrial-based two-way data messaging and position reporting services for transportation companies, private fleets, construction equipment fleets and other enterprise companies. The Company provides the BREW (Binary Runtime Environment for Wireless) product and services to wireless network operators, device manufacturers and application developers and support for developing and delivering over-the-air wireless applications and services. The Company also makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and internet data communications.
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
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 28, 2008 and September 24, 2006 each included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.
     Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products, royalties and license fees for its intellectual property, messaging and other services and related hardware sales, software development and licensing and related services, software hosting services and services related to delivery of multimedia content. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.
     The Company allocates revenue for transactions that include multiple elements to each unit of accounting based on its relative fair value and recognizes revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company has objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocates revenue first to the fair value of the undelivered elements, and the residual revenue is then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
     Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services, including software hosting services and the delivery of multimedia content, are recognized when earned.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company licenses rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to fifteen years. The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
     Revenues from long-term contracts are recognized using the percentage-of-completion method of accounting, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Estimated contract losses are recognized when determined
     The Company provides both perpetual and renewable time-based software licenses. Revenues from software license fees are recognized when revenue recognition criteria are met and, if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When contracts contain multiple elements wherein the only undelivered element is post-contract customer support and vendor-specific objective evidence of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. The amount or timing of the Company’s software license revenue may differ as a result of changes in these judgments or estimates.
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
     Unearned revenues consist primarily of fees related to software products, license fees for intellectual property, hardware product sales with continuing performance obligations and billings on uncompleted contracts in excess of incurred cost and accrued profit.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations. Revenues from two customers of the Company’s QCT, QTL and QWI segments each comprised an aggregate of 16% and 14% of total consolidated revenues in fiscal 2008, compared to 13% and 14% of total consolidated revenues in fiscal 2007 and 13% of total consolidated revenues in fiscal 2006, respectively. Aggregated accounts receivable from these two customers and from Nokia Corporation/Nokia Inc. (Nokia) (Notes 3 and 8) comprised 73% and 40% of gross accounts receivable at September 28, 2008 and September 30, 2007, respectively.
     Revenues from international customers were approximately 91% of total consolidated revenues in fiscal 2008 and 87% of total consolidated revenues in fiscal 2007 and 2006.
     Cost of Equipment and Services Revenues. Cost of equipment and services revenues is primarily comprised of the cost of equipment revenues, the cost of messaging and multimedia content delivery services revenues and the cost of development and other services revenues. Cost of equipment revenues consists of the cost of equipment sold, the amortization of certain intangible assets, including license fees and patents, and sustaining engineering costs, including personnel and related costs. Cost of messaging and multimedia content delivery services revenues consists principally of satellite transponder costs, network operations expenses, including personnel and related costs, depreciation, content costs and airtime charges by telecommunications operators. Cost of development and other services revenues primarily includes personnel costs and related expenses.
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
     On October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. As a result of the adoption, the Company increased its liabilities related to uncertain tax positions by $2 million and accounted for the cumulative effect of this change as a decrease to retained earnings. The Company historically classified such liabilities as reductions to deferred tax assets or as current income taxes payable. Upon adoption, the Company reclassified $174 million in unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to noncurrent income taxes payable. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $224 million, of which $159 million would affect the effective tax rate if recognized.
     The Company’s policy of including interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption, the amounts recognized in income tax expense and income taxes payable for interest and penalties relating to unrecognized tax benefits were negligible.
     The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
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
     Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase, and such designation is reevaluated as of each balance sheet date. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. For securities that may not have been actively traded in a given period, fair value is determined using matrix pricing and other valuation techniques. The net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.
     The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense).
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
     Derivatives. The Company may enter into foreign currency forward and option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Gains and losses arising from changes in the fair values of foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income as gains (losses) on derivative instruments,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The Company had no outstanding forward contracts at September 28, 2008 and September 30, 2007. The value of the Company’s foreign currency option contracts recorded in other current assets was $56 million and $1 million at September 28, 2008 and September 30, 2007, respectively, and the value recorded in other current liabilities was $19 million and $2 million at September 28, 2008 and September 30, 2007, respectively, all of which were designated as cash-flow hedging instruments.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. At September 28, 2008, no put options were outstanding. At September 30, 2007, the value of the put options recorded in other current liabilities was $10 million.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual testing for fiscal 2008, 2007 and 2006 and determined that its recorded goodwill was not impaired.
     Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost bases, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.
     Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows:

	September 28,	September 30,
	2008	2007
Wireless licenses	15 years	15 years
Marketing-related	16 years	17 years
Technology-based	14 years	11 years
Customer-related	5 years	6 years
Other	22 years	28 years
Total intangible assets	14 years	12 years
     Impairment of Long-Lived and Intangible Assets. The Company assesses potential impairments to its long-lived assets or asset groups when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value and is recorded as a reduction in the carrying value of the related asset or asset group and a charge to operating results. Intangible assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.
     Securities Lending. The Company engages in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. The loaned securities of $169 million and $411 million at September 28, 2008 and September 30, 2007, respectively, continue to be carried as marketable securities on the balance sheet. Cash collateral, equal to at least 101% of the fair value of the securities loaned plus accrued interest, is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary. Collateral of $173 million and $421 million at September 28, 2008 and September 30, 2007, respectively, was recorded as a current asset with a corresponding current liability.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Share-Based Payments. Share-based compensation cost, principally related to stock options, is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.
     The weighted-average estimated fair values of employee stock options granted during fiscal 2008, 2007 and 2006 were $15.97, $14.54 and $15.73 per share, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	2008	2007	2006
Volatility	41.1%	33.4%	30.7%
Risk-free interest rate	3.8%	4.6%	4.6%
Dividend yield	1.3%	1.3%	1.0%
Post-vesting forfeiture rate	8.0%	6.5%	6.0%
Suboptimal exercise factor	1.9	1.8	1.7
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
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e. the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted, derived from the binomial model, was 5.9 years, 6.2 years and 5.8 years during fiscal 2008, 2007 and 2006, respectively.
     The pre-vesting forfeiture rate represents the rate at which stock options are expected to be forfeited by employees prior to their vesting. Pre-vesting forfeitures were estimated to be approximately 0% in fiscal 2008, 2007 and 2006, based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the effect of such forfeitures as the forfeitures occur. The Company will continue to evaluate the appropriateness of this assumption.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2008	2007	2006
Cost of equipment and services revenues	$39	$39	$41
Research and development	250	221	216
Selling, general and administrative	254	233	238

Share-based compensation expense before taxes	543	493	495
Related income tax benefits	(176)	(169)	(175)

Share-based compensation expense, net of taxes	$367	$324	$320

     The Company recorded $135 million, $98 million and $86 million in share-based compensation expense during fiscal 2008, 2007 and 2006, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for fiscal 2008, 2007 and 2006, $408 million, $240 million and $403 million, respectively, was presented as financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised in those periods.
     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations. Net foreign currency transaction gains included in the Company’s statement of operations were $2 million in fiscal 2008 and $1 million in both fiscal 2007 and 2006.
     Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statements of operations when marketable securities are sold or derivative instruments are settled. The reclassification adjustment for other-than-temporary losses on marketable securities included in net income results from the recognition of the unrealized losses in the statements of operations when they are no longer viewed as temporary.
     Components of accumulated other comprehensive (loss) income consisted of the following (in millions):

	September 28,	September 30,
	2008	2007
Net unrealized (losses) gains on marketable securities, net of income taxes	$(291)	$241
Net unrealized gains (losses) on derivative instruments, net of income taxes	$22	$(1)
Foreign currency translation	(15)	(3)

	$(284)	$237

     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2008, 2007 and 2006 were 27,618,000, 32,333,000 and 51,835,000, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Employee stock options to purchase 102,397,000, 96,278,000 and 54,541,000 shares of common stock during fiscal 2008, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share excluded 781,000, 404,000 and 325,000 shares of common stock issuable under our employee stock purchase plans during fiscal 2008, 2007 and 2006, respectively, because the effect on diluted earnings per share would be anti-dilutive. Put options outstanding during 2008 and 2007 to purchase 1,607,000 and 1,456,000 shares of common stock, respectively, were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive.
     Future Accounting Requirements. In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FASB Staff Position 157-3 (FSP 157-3) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The accounting provisions of FAS 157 for financial assets and financial liabilities will be effective for the Company’s fiscal 2009 beginning September 29, 2008. The adoption of FAS 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s consolidated financial statements, and the Company is in the process of determining the effects such adoption will have on its financial statement disclosures. The Company is also in the process of assessing the effects, if any, the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings (the fair value option) resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The accounting provisions of FAS 159 will be effective for the Company’s fiscal 2009 beginning September 29, 2008. The Company is still in the process of determining whether it will apply the fair value option to any of its financial assets. If the Company does elect the fair value option, the cumulative effect of initially adoption FAS 159 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.
     In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for the Company’s fiscal 2010 beginning September 28, 2009. The Company is in the process of determining the effects, if any, the adoption of FAS 141R will have on its consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for the Company’s second quarter of fiscal 2009 beginning December 29, 2008. The Company is in the process of determining the effects the adoption of FAS 161 will have on its financial statement disclosures.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Available-for-sale:
U.S. Treasury securities	$14	$58	$—	$—
Government-sponsored enterprise bonds	455	219	—	—
Foreign government bonds	45	8	—	—
Corporate bonds and notes	3,296	2,939	175	21
Mortgage- and asset-backed securities	499	414	—	—
Auction rate securities	—	159	186	—
Non-investment grade debt securities	23	19	2,030	1,812
Equity securities	150	203	1,187	1,316
Equity mutual funds and exchange-traded funds	—	—	1,280	1,871
Debt mutual funds	89	151	—	214

	$4,571	$4,170	$4,858	$5,234

     Marketable securities in the amount of $169 million and $411 million at September 28, 2008 and September 30, 2007, respectively, have been loaned under the Company’s securities lending program. Since March 30, 2008, the Company classified its auction rate securities as noncurrent due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. The Company’s auction rate securities are predominantly rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. At September 28, 2008, the recorded values of the auction rate securities were approximately 4% less than their par values.
     As of September 28, 2008, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$1,527	$2,564	$1,042	$223	$1,456	$6,812

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross	Gross	Net
	Realized	Realized	Realized
Fiscal Year	Gains	Losses	Gains
2008	$246	$(119)	$127
2007	244	(26)	218
2006	176	(47)	129

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Available-for-sale securities were comprised as follows (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 28, 2008
Equity securities	$2,810	$90	$(283)	$2,617
Debt securities	6,966	12	(166)	6,812

	$9,776	$102	$(449)	$9,429

September 30, 2007
Equity securities	$2,941	$492	$(43)	$3,390
Debt securities	6,042	18	(46)	6,014

	$8,983	$510	$(89)	$9,404

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at September 28, 2008 (in millions):

	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$1,524	$(46)	$219	$(9)
Mortgage- and asset-backed securities	457	(18)	8	—
Non-investment grade debt securities	864	(78)	87	(9)
Government-sponsored enterprise bonds	353	(2)	—	—
Debt mutual funds	86	(4)	—	—
Equity securities	784	(115)	6	(1)
Equity mutual funds and exchange-traded funds	1,229	(167)	—	—

	$5,297	$(430)	$320	$(19)

     The unrealized losses on the Company’s investments in marketable securities were caused primarily by a major disruption in U.S. and foreign credit and financial markets affecting consumers and the banking, finance and housing industries. This disruption is evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed securities values in most types of investment- and non-investment-grade bonds and debt obligations, mortgage- and asset-backed securities and equity securities. At October 31, 2008, gross unrealized gains were approximately $75 million and gross unrealized losses were approximately $1.3 billion. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: how significant the decline in value is as a percentage of the original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. The Company’s analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses to recover in fair value up to the Company’s cost bases within a reasonable period of time. Further, the Company has the ability and the intent to hold such securities until they recover. Accordingly, the Company considers the unrealized losses to be temporary at September 28, 2008.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Composition of Certain Financial Statement Captions
     Accounts Receivable.

	September 28,	September 30,
	2008	2007
	(In millions)
Trade, net of allowances for doubtful accounts of $38 and $36, respectively	$3,583	$657
Long-term contracts	33	39
Investment receivables	412	12
Other	10	7

	$4,038	$715

     Trade accounts receivable at September 28, 2008 included $2.5 billion for which the Company received payment in October 2008 related to new license and settlement agreements with Nokia (Note 8). Investment receivables were primarily related to amounts due for redemptions of money market investments for which the Company received partial payment in October 2008. The cash impacts of such redemption requests are presented as an investing activity in the consolidated statements of cash flows.
     Inventories.

	September 28,	September 30,
	2008	2007
	(In millions)
Raw materials	$27	$27
Work-in-process	199	161
Finished goods	295	281

	$521	$469

     Property, Plant and Equipment.

	September 28,	September 30,
	2008	2007
	(In millions)
Land	$183	$124
Buildings and improvements	1,287	954
Computer equipment	932	800
Machinery and equipment	1,184	999
Furniture and office equipment	59	48
Leasehold improvements	206	205

	3,851	3,130

Less accumulated depreciation and amortization	(1,689)	(1,342)

	$2,162	$1,788

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2008, 2007 and 2006 was $372 million, $317 million and $239 million, respectively. The net book values of property under capital leases included in buildings and improvements were $140 million and $91 million at September 28, 2008 and September 30, 2007, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions during fiscal 2008, 2007 and 2006 were $51 million, $33 million and $56 million, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At September 28, 2008 and September 30, 2007, buildings and improvements and leasehold improvements with aggregate net book value of $63 million and $7 million, respectively, including accumulated depreciation and amortization of $6 million and $3 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in fiscal 2009 to 2013 is expected to be $7 million, $7 million, $6 million, $5 million and $3 million, respectively, and $1 million thereafter.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments at September 28, 2008 as follows: $435 million in Qualcomm CDMA Technologies, $683 million in Qualcomm Technology Licensing, $265 million in Qualcomm Wireless & Internet, and $134 million in Qualcomm MEMS Technology (a nonreportable segment included in reconciling items in Note 9). The increase in goodwill from September 30, 2007 to September 28, 2008 was the result of the Company’s business acquisitions, partially offset by currency translation adjustments and tax deductions resulting from the exercise of stock options that were vested as of the business acquisition date.
     The components of intangible assets were as follows (in millions):

	September 28, 2008		September 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$849	$(38)	$262	$(30)
Marketing-related	25	(14)	23	(13)
Technology-based	2,406	(139)	502	(97)
Customer-related	14	(6)	16	(5)
Other	9	(2)	7	(1)

	$3,303	$(199)	$810	$(146)

     The increase in wireless licenses from September 30, 2007 to September 28, 2008 was primarily the result of the Company’s acquisition during the year of 700 MHz spectrum in the United States primarily for its MediaFLO USA business.
     At September 28, 2008, technology-based intangible assets included $1.8 billion related to the estimated fair value of patents that were assigned to the Company by Nokia in October 2008 pursuant to the new license agreement with Nokia. The estimated fair value of the patents was determined, in accordance with accounting principles generally accepted in the United States, using the income approach based on projected cash flows, on a discounted basis, over the assigned patents’ estimated useful life of approximately 15 years. The estimated fair value of the patents will be amortized on a straight-line basis over this useful life, beginning from the date the patents were assigned to the Company.
     All of the Company’s intangible assets, other than certain wireless licenses in the amount of $753 million and goodwill, are subject to amortization. Amortization expense related to these intangible assets for fiscal 2008, 2007 and 2006 was $84 million, $68 million and $32 million, respectively, and for fiscal 2009 to 2013 is expected to be $199 million, $196 million, $193 million, $180 million and $162 million, respectively, and $1.4 billion thereafter.
     Unearned Revenues. At September 28, 2008, unearned revenues included $3.9 billion related to upfront consideration that resulted from the new agreements with Nokia. The Company will recognize this amount over the approximate 14-year remaining term of the license agreement. As a result of executing the agreements with Nokia, the Company recorded $560 million (attributable to both fiscal 2008 and 2007) in licensing and royalty revenues in fiscal 2008.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Investment Income
     Investment income, net was comprised as follows (in millions):

	2008	2007	2006
Interest and dividend income	$491	$558	$416
Interest expense	(22)	(11)	(4)
Net realized gains on marketable securities	127	218	129
Net realized gains on other investments	28	4	7
Other-than-temporary losses on marketable securities	(502)	(16)	(20)
Other-than-temporary losses on other investments	(33)	(11)	(4)
Gains (losses) on derivative instruments	6	2	(29)
Equity in earnings (losses) of investees	1	(1)	(29)

	$96	$743	$466

     Other-than-temporary losses in fiscal 2008 included $327 million recognized in the fourth quarter on marketable securities held by corporate and other segments. Both other-than-temporary losses on marketable securities and the decrease in net realized gains on marketable securities were generally related to depressed securities values caused by the major disruption in U.S. and foreign credit and financial markets.
Note 5. Income Taxes
     The components of the income tax provision were as follows (in millions):

	2008	2007	2006
Current provision:
Federal	$394	$192	$299
State	71	37	88
Foreign	245	185	156

	710	414	543

Deferred provision:
Federal	(14)	(75)	165
State	(22)	(15)	(23)
Foreign	(8)	(1)	1

	(44)	(91)	143

	$666	$323	$686

     The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
     The components of income before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2008	2007	2006
United States	$1,564	$1,681	$1,445
Foreign	2,262	1,945	1,711

	$3,826	$3,626	$3,156

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	2008	2007	2006
Expected income tax provision at federal statutory tax rate	$1,339	$1,269	$1,105
State income tax provision, net of federal benefit	168	180	176
Foreign income taxed at other than U.S. rates	(858)	(710)	(474)
Tax audit settlements	—	(331)	(73)
Tax credits	(47)	(91)	(36)
Valuation allowance	48	(7)	(46)
Other	16	13	34

Income tax expense	$666	$323	$686

     The Company has not provided for United States income taxes and foreign withholding taxes on a cumulative total of approximately $6.8 billion of undistributed earnings from certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings.
     The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal examinations by taxing authorities for years prior to fiscal 2005. The Internal Revenue Service is currently conducting an examination of the Company’s United States income tax returns for fiscal 2005, 2006 and 2007, which is anticipated to be completed by August 2009. The Company is subject to examination by the California Franchise Tax Board for fiscal 2003 through 2007 and is currently under examination for fiscal 2004 and 2005. The Company is also subject to income taxes in many state and local taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2002.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 28,	September 30,
	2008	2007
Accrued liabilities, reserves and other	$278	$246
Share-based compensation	383	295
Capitalized start-up and organizational costs	118	86
Unearned revenues	51	70
Unrealized losses on marketable securities	380	59
Unrealized losses on other investments	37	124
Capital loss carryover	13	9
Tax credits	96	91
Unused net operating losses	66	80
Other basis differences	14	18

Total gross deferred assets	1,436	1,078
Valuation allowance	(149)	(20)

Total net deferred assets	1,287	1,058

Purchased intangible assets	(85)	(99)
Deferred contract costs	(5)	(6)
Unrealized gains on marketable securities	(20)	(179)
Property, plant and equipment	(59)	(26)

Total deferred liabilities	(169)	(310)

Net deferred assets	$1,118	$748

Reported as:
Current deferred tax assets	$289	$435
Non-current deferred tax assets	830	318
Non-current deferred tax liabilities(1)	(1)	(5)

	$1,118	$748

(1)	Included in other liabilities in the consolidated balance sheets.
     At September 28, 2008, the Company had unused federal net operating loss carryforwards of $128 million expiring from 2019 through 2027, unused state net operating loss carryforwards of $146 million expiring from 2009 through 2028, and unused foreign net operating loss carryforwards of $49 million, with $48 million expiring from 2011 through 2012. At September 28, 2008, the Company had unused federal income tax credits of $108 million, expiring from 2022 through 2028, and state income tax credits of $10 million, which do not expire. The Company does not expect its federal net operating loss carryforwards and its federal and state income tax credits to expire unused. The Company has provided a valuation allowance on a portion of its state net operating loss carryforwards.
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of September 28, 2008, the Company has provided a valuation allowance on foreign and state net operating losses and net capital losses of $15 million and $134 million, respectively, of which $81 million was recorded as an increase in other comprehensive loss in fiscal 2008. The valuation allowances reflect the uncertainty surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     A summary of the changes in the amount of unrecognized tax benefits for the year ended September 28, 2008 is shown below (in millions):

Unrecognized tax benefits at October 1, 2007	$224
Additions based on prior year tax positions	6
Reductions for prior year tax positions	(38)
Additions for current year tax positions	52

Unrecognized tax benefits at September 28, 2008	$244

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Of the $244 million of unrecognized tax benefits as of September 28, 2008, $223 million has been classified as noncurrent income taxes payable on the consolidated balance sheet and $21 million has been classified as a reduction of the related deferred tax assets. Noncurrent income taxes payable also includes $4 million of accrued interest. Unrecognized tax benefits at September 28, 2008 include $201 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily due to the impact of offsets in other jurisdictions. Due to the anticipated resolution of the U.S. federal examination within the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will decrease significantly as a result of their resolution via an adjustment by the taxing authority or recognition in the income tax provision. Interest expense related to uncertain tax positions was $3 million in fiscal 2008 and was negligible in both fiscal 2007 and 2006.
     Cash amounts paid for income taxes, net of refunds received, were $360 million, $233 million and $172 million for fiscal 2008, 2007 and 2006, respectively. The income taxes paid are primarily related to foreign withholding taxes.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. The bill extends the research and development tax credit for calendar year 2008 and 2009 and increases the Alternative Simplified Credit rate from 12% to 14% in calendar 2009. The Company expects to record an additional research and development tax credit related to fiscal 2008 of approximately $38 million in the first quarter of fiscal 2009, the period in which the research and development tax credit extension was enacted.
Note 6. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 28, 2008 and September 30, 2007, no shares of preferred stock were outstanding.
     Preferred Share Purchase Rights Agreement. The Company has a Preferred Share Purchase Rights Agreement (Rights Agreement) to protect stockholders’ interests in the event of a proposed takeover of the Company. Under the original Rights Agreement, adopted on September 26, 1995, the Company declared a dividend of one preferred share purchase right (a Right) for each share of the Company’s common stock outstanding. Pursuant to the Rights Agreement, as amended and restated on December 7, 2006, each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, subject to adjustment for subsequent stock splits, at a purchase price of $180. The Rights are exercisable only if a person or group (an Acquiring Person) acquires beneficial ownership of 20% or more of the Company’s outstanding shares of common stock without approval of the Board of Directors. Upon exercise, holders, other than an Acquiring Person, will have the right, subject to termination, to receive the Company’s common stock or other securities, cash or other assets having a market value, as defined, equal to twice such purchase price. The Rights, which expire on September 25, 2015, are redeemable in whole, but not in part, at the Company’s option prior to the time such Rights are triggered for a price of $0.001 per Right.
     Stock Repurchase Program. On March 11, 2008, the Company announced that it had been authorized to repurchase up to $2.0 billion of the Company’s common stock. The $2.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which approximately $2 million remained authorized for repurchases. The stock repurchase program has no expiration date. When stock is repurchased and retired, the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2008, 2007 and 2006, the Company repurchased and retired 42,616,000, 37,263,000 and 34,000,000 shares of common stock for $1.7 billion, $1.5 billion and $1.5 billion, respectively, excluding $14 million, $9 million and $5 million of premiums received related to put options that were exercised in fiscal 2008, 2007 and 2006, respectively. At September 28, 2008, the Company had not made any repurchases under the $2.0 billion stock repurchase program.
     In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2007 and 2006. At September 28, 2008, no put options remained outstanding. During fiscal 2008, the Company recognized gains of $6 million in investment income due to decreases in the fair values of put options, including premiums received of $14 million. During fiscal 2007 and 2006, the Company recognized $3 million and $29 million, respectively, in investment losses due to net increases in the fair values of put options, net of premiums received of $17 million and $11 million, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.09 to $0.12 on March 7, 2006, from $0.12 to $0.14 on March 13, 2007, and from $0.14 to $0.16 on March 11, 2008. Cash dividends announced in fiscal 2008, 2007 and 2006 were as follows (in millions, except per share data):

	2008		2007		2006
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.14	$228	$0.12	$198	$0.09	$148
Second quarter	0.14	227	0.12	200	0.09	150
Third quarter	0.16	261	0.14	234	0.12	202
Fourth quarter	0.16	266	0.14	230	0.12	198

	$0.60	$982	$0.52	$862	$0.42	$698

     On October 22, 2008, the Company announced a cash dividend of $0.16 per share on the Company’s common stock, payable on January 7, 2009 to stockholders of record as of December 11, 2008, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2009.
Note 7. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 50% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2008, 2007 and 2006 was $45 million, $39 million and $33 million, respectively.
     Equity Compensation Plans. The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares and other stock-based awards and will be the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The share reserve under the 2006 Plan was 405,284,000 at September 28, 2008, including 115,000,000 shares that were approved by the Company’s stockholders in March 2008. Shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding five years. Options are exercisable for up to ten years from the grant date.
     During fiscal 2008 and 2006, the Company assumed a total of approximately 1,462,000 and 3,530,000 outstanding stock options, respectively, under various stock-based incentive plans that were assumed (the Assumed Plans) as a result of acquisitions. The Assumed Plans were suspended on the dates of acquisition, and no additional shares may be granted under those plans. The Assumed Plans provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding five years and are exercisable for up to ten years from the grant date.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of stock option transactions for all stock option plans follows:

			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(Years)	(In billions)
Outstanding at September 30, 2007	206,454	$32.69
Options granted	51,347	42.29
Options assumed(1)	1,462	24.29
Options cancelled/forfeited/expired	(7,838)	40.30
Options exercised	(49,099)	21.79

Options outstanding at September 28, 2008	202,326	$37.42	6.57	$1.8

Exercisable at September 28, 2008	104,466	$33.74	4.93	$1.3

(1)	Represents activity related to options that were assumed as a result of acquisitions (Note 10).
     Net stock options, after forfeitures and cancellations, granted during fiscal 2008, 2007 and 2006 represented 2.7%, 2.0% and 1.9% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during fiscal 2008, 2007 and 2006 represented 3.2%, 2.4% and 2.1%, respectively, of outstanding shares as of the end of each fiscal year.
     The Company’s determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. At September 28, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.6 billion, which is expected to be recognized over a weighted-average period of 3.5 years. The total intrinsic value of stock options exercised during fiscal 2008, 2007 and 2006 was $1.3 billion, $708 million and $1.1 billion, respectively. The Company recorded cash received from the exercise of stock options of $1.1 billion, $479 million and $608 million and related tax benefits of $492 million, $272 million and $421 million during fiscal 2008, 2007 and 2006, respectively. Upon option exercise, the Company issues new shares of stock.
     During fiscal 2008, the Company granted 55,000 restricted stock units to certain employees, all of which remain unvested at September 28, 2008. The weighted-average fair value per share of the restricted stock units awarded in fiscal 2008 was $54.42 calculated based on the fair value of the Company’s common stock on the date of grant of each award. At September 28, 2008, the total unrecognized estimated compensation cost related to non-vested restricted stock units granted prior to that date was $3 million, which is expected to be recognized over a weighted-average period of 4.9 years.
     Employee Stock Purchase Plans. The Company has one employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. In fiscal 2008, the Company amended the 2001 Employee Stock Purchase Plan to include a Non-423(b) Plan. The amended 2001 Employee Stock Purchase Plan authorizes up to approximately 24,709,000 shares to be granted. During fiscal 2008, 2007 and 2006, approximately 2,951,000, 2,650,000 and 2,220,000 shares were issued under the plans at an average price of $35.96, $32.08 and $31.10 per share, respectively. At September 28, 2008, approximately 7,625,000 shares were reserved for future issuance.
     At September 28, 2008, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $13 million. The Company recorded cash received from the exercise of purchase rights of $106 million, $85 million and $69 million during fiscal 2008, 2007, and 2006, respectively.
     Executive Retirement Plans. The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions begin vesting based on certain minimum participation or service requirements and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. During fiscal 2008, 2007 and 2006, approximately 96,000, 126,000 and 47,000 shares, respectively, were allocated under the plans. The Company recorded $6 million, $5 million and $2 million in compensation expense during fiscal 2008, 2007 and 2006, respectively, related to its net matching contributions to the plans.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions (the 467 case and the 468 case) in the United States District Court for the Central District of California against the Company alleging infringement of ten patents and seeking monetary damages and injunctive relief based thereon. On the following day, Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of the five patents at issue in the 468 case seeking a determination and relief under Section 337 of the Tariff Act of 1930. Allegations relating to two of the Broadcom patent claims filed in the 468 case (which is stayed pending completion of the ITC action) have been dismissed by agreement of the parties. In the 467 case, one patent was stayed due to a pending reexamination of the claims by the U.S. Patent and Trademark Office (USPTO), and another was dismissed by agreement of the parties. A trial relating to the three remaining Broadcom patents in the 467 case was held in May 2007, and on May 29, 2007, the jury rendered a verdict finding willful infringement of the three patents and awarding past damages in the approximate amount of $20 million (the court subsequently vacated the jury’s finding of willfulness). The final judgment, including damages calculations through May 29, 2007 and pre-judgment interest, was approximately $25 million, which has been secured by an irrevocable letter of credit and expensed pending appeals. On December 31, 2007, the court issued an order, amended by the court for a second time on March 11, 2008, enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe the three Broadcom patents, subject to a specified limited license through January 2009 on two of the three patents and with respect to the third patent, a limited license as to one set of products. The immediately enjoined products were those WCDMA products that related to patent number 6,847,686 (the ‘686 patent). With respect to EV-DO products involving the ‘686 patent (as well as products relating to the two remaining patents), the judge’s order provided for a permanent injunction but stayed the effect of that injunction until January 31, 2009 with respect to companies that purchased those enjoined products as of May 29, 2007. The stay was subject to certain conditions, including the Company’s payment of ongoing royalties. Since the second amendment of the injunction order in March 2008, Broadcom filed a motion requesting that Qualcomm be found in contempt of the order on various bases. The court denied the motion in part but granted the motion with respect to the claim that Qualcomm should not have paid for WCDMA chips sold between the date of trial verdict and the injunction, and should not have serviced and supported products using such chips, and that Qualcomm should have paid certain royalties on revenue relating to the QChat product. Since the order, on September 24, 2008, the United States Court of Appeals for the Federal Circuit (Federal Circuit) issued its opinion in the appeal resulting from the trial of the 467 case, upholding the verdict and remedies as to two patents and overturning the verdict and remedy as to the ‘686 patent, finding it invalid. As a result, the district court has issued a third amended injunction order excluding any reference to the invalid patent and amended the contempt findings relating to the invalidated patent. Broadcom has been ordered to repay royalties relating to that patent. Qualcomm has also since filed a notice of appeal as to the contempt ruling and has sought leave from the Federal Circuit for an extension of time to file a motion for a rehearing with respect to certain issues on the appeal. That extension was granted. Broadcom has filed another motion seeking a ruling that Qualcomm is in violation of the injunction order with respect to certain sales and royalties Broadcom claims are owed under the order. Finally, the patent that was subject to the stay pending reexamination in the USPTO has since emerged from the reexamination process with certain claims cancelled and other claims added. A schedule for the litigation of that patent has not yet been determined, but it is expected to occur in the last half of calendar 2009.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On October 10, 2006, the Administrative Law Judge (ALJ) issued an initial determination in which he recommended against any downstream remedies and found no infringement by the Company on two of the three remaining patents and most of the asserted claims of the third patent. The ALJ did find infringement on some claims of one patent. The ALJ did not recommend excluding chips accused by Broadcom but, instead, recommended a limited exclusion order directed only to chips that are already programmed with a specific software module and recommended a related cease and desist order. The Commission adopted the ALJ’s initial determination on violation and, on June 7, 2007, issued a cease and desist order against the Company and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. The Federal Circuit issued stays of the exclusion order with respect to the downstream products of all of the Company’s customers that requested the stay. The Company appealed the infringement finding, the cease and desist order and the exclusion order, and Broadcom appealed certain rulings of the ALJ. Oral arguments took place on July 8, 2008 in the Federal Circuit. On September 19, 2008, the Federal Circuit ruled on Broadcom’s appeal of the ITC’s

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determination of no violation as to two patents (the ‘311 patent and the ‘675 patent). The Federal Circuit affirmed the ITC’s determination as to the ‘311 patent and affirmed the findings on the ‘675 patent with respect to seven of eight products at issue. As to the latter patent, the court remanded for further proceedings the claims with respect to one accused product. On October 2, 2008, the USPTO issued a final office action in the reexamination of the ‘311 patent, rejecting certain of the claims, including all of the claims at issue in the ITC action, and allowing other claims added by Broadcom. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s cease and desist order by the Company. A hearing on the complaint took place on April 22 through April 24, 2008. The target date for completion of the investigation is August 30, 2009. On October 14, 2008, the Federal Circuit issued an opinion upholding the ITC’s finding that the Company did not directly infringe the ‘983 patent; vacating and remanding the ITC’s finding that the Company indirectly induced infringement of the ‘983 patent; and vacating and remanding the limited exclusion order. The Federal Circuit held that the ITC lacked authority to enjoin products of Qualcomm’s customers pursuant to a limited exclusion order because Broadcom had not named those customers as respondents.
     On April 13, 2007, Broadcom filed a new complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the court ordered the case stayed pending resolution of the New Jersey case, referenced below.
     On July 1, 2005, Broadcom filed an action in the United States District Court for the District of New Jersey against the Company alleging violations of state and federal antitrust and unfair competition laws as well as common law claims, generally relating to licensing and chip sales activities, seeking monetary damages and injunctive relief based thereon. On September 1, 2006, the New Jersey District Court dismissed the complaint; Broadcom appealed. On September 4, 2007, the Court of Appeals for the Third Circuit reinstated two of the eight federal claims and five pendant state claims in Broadcom’s complaint and affirmed the dismissal of the remaining counts. On November 2, 2007, Broadcom filed an amended complaint, adding the allegations from the state court case in California (filed on April 13, 2007) that had been stayed, as discussed above, and a federal antitrust claim based on the California allegations. On August 12, 2008, the New Jersey Court ordered the case transferred to the United States District Court for the Southern District of California. No trial date has been set.
     On October 7, 2008, Broadcom filed an action in the United States District Court for the Southern District of California seeking declaratory relief regarding patent misuse, patent exhaustion and patent and license unenforceability. The Company has not yet responded to the complaint.
     QUALCOMM Incorporated v. Broadcom Corporation: On October 14, 2005, the Company filed an action in the United States District Court for the Southern District of California against Broadcom alleging infringement of two patents, each of which relates to video encoding and decoding for high-end multimedia processing, and seeking monetary damages and injunctive relief based thereon. In January 2007, a jury rendered a verdict finding the patents valid but not infringed. In a subsequent ruling, the trial judge held that the Company was not guilty of inequitable conduct before the USPTO, but the Company’s actions in a video-encoding standards development organization amounted to a waiver of the right to enforce the patents under any circumstances. The court also ordered the Company to pay Broadcom’s attorneys’ fees and costs for the case. The Company and Broadcom each filed notices of appeal, but Broadcom subsequently dismissed its appeal. Oral argument in the Federal Circuit was held on August 5, 2008. On January 7, 2008, the Magistrate Judge considering Broadcom’s motions for sanctions against the Company for discovery violations issued an order sanctioning the Company and eight of its retained outside attorneys for those discovery violations. The Magistrate Judge referred the eight outside attorneys to the California State Bar for an investigation into possible ethics violations and ordered the Company to participate in a process to create a model discovery protocol. The Magistrate Judge reaffirmed the District Court’s previous award of Broadcom’s attorneys’ fees. On March 5, 2008, the District Court vacated the portion of the Magistrate Judge’s order only as it relates to the sanctions imposed on the Company’s outside counsel and remanded the case to the Magistrate Judge for further proceedings on those issues.
     Actions by the Company and its subsidiaries against Nokia Corporation and/or Nokia Inc.: On July 23, 2008, the Company announced that it had reached agreement with Nokia Corporation and Nokia Inc. to resolve all pending litigation between the parties, and the parties have either obtained dismissals or are in the process of seeking dismissal of all litigation between the parties. The various litigation matters between the parties in different jurisdictions around the world that were terminated during the fourth quarter involved claims of patent infringement and breach of contract by each party against the other.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. As part of its agreement with the Company, Nokia has withdrawn the complaint it filed with the European Commission, although that investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief based hereon. The District Court suit for damages is stayed pending resolution of the ITC proceeding. The ITC instituted the investigation on May 15, 2007. The patents at issue are being reexamined by the USPTO based on petitions filed by a third-party. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting these rejections, and the USPTO has not made a final decision. On February 26, 2008, the ALJ stayed the ITC proceedings pending completion of the USPTO’s reexamination proceedings. On March 27, 2008, the Commission reversed the ALJ’s order and ordered the ITC proceeding to be reinstated. The evidentiary hearing occurred on July 14 through July 18, 2008, and the investigation is targeted for completion by April 3, 2009.
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
     In April 2008, two complaints were filed in San Diego Federal Court and San Diego Superior Court on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing practices. The Superior Court action has been removed to the San Diego Federal Court, and the plaintiff’s request for remand has been denied. The Company has filed motions to dismiss the complaints.
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
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for fiscal 2009 to 2013 to be approximately $868 million, $121 million, $58 million, $67 million and $18 million, respectively, and $55 million thereafter. Of these amounts, commitments to purchase integrated circuit product inventories for fiscal 2009 and 2010 comprised $663 million and $15 million, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions for cost-of-living increases with certain leases. Rental expense for fiscal 2008, 2007 and 2006 was $75 million, $60 million and $47 million, respectively. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of September 28, 2008 are as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
2009	$10	$85	$95
2010	10	65	75
2011	10	51	61
2012	10	32	42
2013	10	19	29
Thereafter	272	201	473

Total minimum lease payments	$322	$453	$775

Deduct: Amounts representing interest	179

Present value of minimum lease payments	143
Deduct: Current portion of capital lease obligations	1

Long-term portion of capital lease obligations	$142

Note 9. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
o	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

o	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

o	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting and wireless application services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; and

o	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.

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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
2008
Revenues	$6,717	$3,622	$785	$12	$6	$11,142
EBT	1,833	3,142	(1)	(304)	(844)	3,826
Total assets	1,425	2,668	183	1,458	18,829	24,563
2007
Revenues	$5,275	$2,772	$828	$1	$(5)	$8,871
EBT	1,547	2,340	88	(240)	(109)	3,626
Total assets	921	29	200	896	16,449	18,495
2006
Revenues	$4,332	$2,467	$731	$—	$(4)	$7,526
EBT	1,298	2,233	78	(133)	(320)	3,156
Total assets	651	60	215	660	13,622	15,208
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $1.2 billion, $457 million and $329 million at September 28, 2008, September 30, 2007 and September 24, 2006, respectively. QSI’s assets also included $20 million, $16 million and $19 million related to investments in equity method investees at September 28, 2008, September 30, 2007 and September 24, 2006, respectively. Reconciling items for total assets included $277 million, $215 million and $228 million at September 28, 2008, September 30, 2007 and September 24, 2006, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division (QMT), a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $100 million, $89 million and $69 million at September 28, 2008, September 30, 2007 and September 24, 2006, respectively. The net book values of long-lived assets located in the United States were $2.1 billion, $1.7 billion and $1.4 billion at September 28, 2008, September 30, 2007 and September 24, 2006, respectively.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2008	2007	2006
QES	$423	$501	$490
QIS	299	272	194
QGOV	67	57	47
Firethorn	(2)	—	—
Eliminations	(2)	(2)	—

Total QWI	$785	$828	$731

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other reconciling items were comprised as follows (in millions):

	2008	2007	2006
Revenues:
Elimination of intersegment revenues	$(18)	$(39)	$(28)
Other nonreportable segments	24	34	24

	$6	$(5)	$(4)

Earnings (loss) before income taxes:
Unallocated research and development expenses	$(353)	$(341)	$(331)
Unallocated selling, general, and administrative expenses	(326)	(268)	(298)
Unallocated cost of equipment and services revenues	(39)	(39)	(41)
Unallocated investment income, net	70	718	455
Other nonreportable segments	(190)	(158)	(92)
Intracompany eliminations	(6)	(21)	(13)

	$(844)	$(109)	$(320)

     During fiscal 2008, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $250 million and $251 million, respectively. During fiscal 2007, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $221 million and $227 million, respectively. During fiscal 2006, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $216 million and $238 million, respectively. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
2008
Revenues from external customers	$6,709	$3,619	$778	$12
Intersegment revenues	8	3	7	—
Interest income	2	9	2	4
Interest expense	2	1	—	7
2007
Revenues from external customers	$5,244	$2,771	$821	$1
Intersegment revenues	31	1	7	—
Interest income	2	14	1	7
Interest expense	—	—	1	5
2006
Revenues from external customers	$4,314	$2,465	$723	$—
Intersegment revenues	18	2	8	—
Interest income	1	5	3	6
Interest expense	1	—	1	2
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. Effectively all equity in earnings (losses) of investees was recorded in QSI in fiscal 2008, 2007 and 2006.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of its licensees. Sales information by geographic area was as follows (in millions):

	2008	2007	2006
United States	$970	$1,165	$984
South Korea	3,872	2,780	2,398
Japan	1,598	1,524	1,573
China	2,309	1,875	1,266
Other foreign	2,393	1,527	1,305

	$11,142	$8,871	$7,526

Note 10. Acquisitions
     During fiscal 2008, the Company acquired five businesses for total cash consideration of $260 million. Approximately $3 million in consideration payable in cash through June 2009 was held back as security for certain indemnification obligations. The Company is in the process of finalizing the accounting for the acquisitions and does not anticipate material adjustments to the preliminary purchase price allocations. Goodwill recognized in these transactions, of which $179 million is expected to be deductible for tax purposes, was assigned to the QWI and QCT segments in the amount of $179 million and $23 million, respectively. Technology-based intangible assets recognized in the amount of $57 million are being amortized on a straight-line basis over a weighted-average useful life of six years.
     During fiscal 2007, the Company acquired three businesses for total cash consideration of $181 million (of which $6 million was paid in fiscal 2008). Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $74 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $46 million are being amortized on a straight-line basis over a weighted-average useful life of three years.
     During fiscal 2006, the Company acquired three businesses for an aggregate of approximately $485 million in cash (of which $75 million was paid in fiscal 2007), $357 million in shares of QUALCOMM stock (of which $3 million was issued in fiscal 2007), and the exchange of existing vested options and warrants with an estimated aggregate fair value of approximately $38 million. In addition, the Company assumed existing unvested options with an estimated aggregate fair value of $76 million, which is recorded as share-based compensation over the requisite service period. Goodwill recognized in these three transactions, no amount of which is expected to be deductible for tax purposes, was assigned to the QTL and QCT segments in the amounts of $616 million and $42 million, respectively. Technology-based intangible assets recognized in the amount of $165 million are being amortized on a straight-line basis over a weighted-average useful life of seventeen years. Purchased in-process technology in the amount of $22 million was charged to research and development expense upon acquisition because technological feasibility had not been established and no future alternative uses existed.
     The consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material.
Note 11. Summarized Quarterly Data (Unaudited)
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below presents quarterly data for the years ended September 28, 2008 and September 30, 2007 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenues (1)	$2,440	$2,606	$2,762	$3,334
Operating income (1)	757	813	824	1,335
Net income (1)	767	766	748	878

Basic earnings per common share (2)	$0.47	$0.47	$0.46	$0.53
Diluted earnings per common share (2)	$0.46	$0.47	$0.45	$0.52

2007
Revenues (1)	$2,019	$2,221	$2,325	$2,306
Operating income (1)	576	748	782	777
Net income (1)	648	726	798	1,131

Basic earnings per common share (2)	$0.39	$0.44	$0.48	$0.68
Diluted earnings per common share (2)	$0.38	$0.43	$0.47	$0.67

(1)	Revenues, operating income and net income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Deductions	Other		Period
Year ended September 24, 2006
Allowances:
— trade receivables	$(2)	$—	$1	$—		$(1)
— notes receivable	(63)	(15)	—	—		(78)
Valuation allowance on deferred tax assets	(69)	46	14	(13	)(a)	(22)

	$(134)	$31	$15	$(13)		$(101)

Year ended September 30, 2007
Allowances:
— trade receivables	$(1)	$(37)	$2	$—		$(36)
— notes receivable	(78)	(13)	58	—		(33)
Valuation allowance on deferred tax assets	(22)	(1)	3	—		(20)

	$(101)	$(51)	$63	$—		$(89)

Year ended September 28, 2008
Allowances:
— trade receivables	$(36)	$(5)	$3	$—		$(38)
— notes receivable	(33)	(2)	32	—		(3)
Valuation allowance on deferred tax assets	(20)	(48)	—	(81	)(b)	(149)

	$(89)	$(55)	$35	$(81)		$(190)

(a)	This amount was charged to paid-in capital.

(b)	This amount was charged to other comprehensive loss.

S-1