Form 10-Q
period 2008-12-28
QUALCOMM INC/DE
filed 2009-01-28
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 26, 2009, were as follows:

Class	Number of Shares

Common Stock, $0.0001 per share par value	1,649,449,914

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)
ASSETS

	December 28,	September 28,
	2008	2008
Current assets:
Cash and cash equivalents	$3,826	$1,840
Marketable securities	5,183	4,571
Accounts receivable, net	943	4,038
Inventories	458	521
Deferred tax assets	299	289
Collateral held under securities lending	11	173
Other current assets	290	291

Total current assets	11,010	11,723
Marketable securities	4,048	4,858
Deferred tax assets	996	830
Property, plant and equipment, net	2,262	2,162
Goodwill	1,494	1,517
Other intangible assets, net	3,080	3,104
Other assets	565	369

Total assets	$23,455	$24,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$376	$570
Payroll and other benefits related liabilities	347	406
Dividends payable	264	—
Income taxes payable	48	20
Unearned revenues	403	394
Obligations under securities lending	11	173
Other current liabilities	633	728

Total current liabilities	2,082	2,291
Unearned revenues	3,666	3,768
Income taxes payable	240	227
Other liabilities	330	333

Total liabilities	6,318	6,619

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 28, 2008 and September 28, 2008	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,649 and 1,656 shares issued and outstanding at December 28, 2008 and September 28, 2008, respectively	—	—
Paid-in capital	7,413	7,511
Retained earnings	10,794	10,717
Accumulated other comprehensive loss	(1,070)	(284)

Total stockholders’ equity	17,137	17,944

Total liabilities and stockholders’ equity	$23,455	$24,563

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28,	December 30,
	2008	2007
Revenues:
Equipment and services	$1,423	$1,703
Licensing and royalty fees	1,094	737

Total revenues	2,517	2,440

Operating expenses:
Cost of equipment and services revenues	755	783
Research and development	604	511
Selling, general and administrative	413	389

Total operating expenses	1,772	1,683

Operating income	745	757

Investment (loss) income, net (Note 4)	(294)	173

Income before income taxes	451	930
Income tax expense	(110)	(163)

Net income	$341	$767

Basic earnings per common share	$0.21	$0.47

Diluted earnings per common share	$0.20	$0.46

Shares used in per share calculations:
Basic	1,653	1,635

Diluted	1,667	1,664

Dividends per share announced	$0.16	$0.14

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28,	December 30,
	2008	2007
Operating Activities:
Net income	$341	$767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	108
Revenues related to non-monetary exchanges	(29)	—
Non-cash portion of income tax expense	45	72
Non-cash portion of share-based compensation expense	145	125
Incremental tax benefit from stock options exercised	(16)	(48)
Net realized losses (gains) on marketable securities and other investments	33	(82)
Other-than-temporary losses on marketable securities and other investments	392	57
Other items, net	(14)	4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,716	43
Inventories	65	(47)
Other assets	(19)	11
Trade accounts payable	(192)	(77)
Payroll, benefits and other liabilities	(54)	(35)
Unearned revenues	(64)	(18)

Net cash provided by operating activities	3,501	880

Investing Activities:
Capital expenditures	(234)	(127)
Purchases of available-for-sale securities	(2,586)	(1,684)
Proceeds from sale of available-for-sale securities	1,373	2,492
Cash received for partial settlement of investment receivables	202	—
Other investments and acquisitions, net of cash acquired	(14)	(229)
Change in collateral held under securities lending	162	138
Other items, net	(4)	—

Net cash (used) provided by investing activities	(1,101)	590

Financing Activities:
Proceeds from issuance of common stock	26	77
Incremental tax benefit from stock options exercised	16	48
Repurchase and retirement of common stock	(285)	(900)
Change in obligations under securities lending	(162)	(138)
Other items, net	(1)	(1)

Net cash used by financing activities	(406)	(914)

Effect of exchange rate changes on cash	(8)	1

Net increase in cash and cash equivalents	1,986	557
Cash and cash equivalents at beginning of period	1,840	2,411

Cash and cash equivalents at end of period	$3,826	$2,968

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2008 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 28, 2008 and December 30, 2007 both included 13 weeks.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
     Principles of Consolidation. The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s condensed consolidated financial statements. The Company is not the primary beneficiary, nor does it hold a significant variable interest, in any variable interest entity.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 28, 2008 and December 30, 2007 were 13,502,000 and 28,465,000, respectively.
     Employee stock options to purchase approximately 154,192,000 and 117,474,000 shares of common stock during the three months ended December 28, 2008 and December 30, 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share excluded 55,000 restricted stock units issued during fiscal 2008 because the effect on diluted earnings per share would be anti-dilutive. A put option outstanding at December 30, 2007 to purchase 2,500,000 shares of common stock was not included in the diluted earnings per common share computation because the put option’s exercise price was less than the average market price of the common stock while it was outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. There were no put options outstanding at December 28, 2008.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Comprehensive (Loss) Income. Total comprehensive (loss) income consisted of the following (in millions):

	Three Months Ended
	December 28,	December 30,
	2008	2007
Net income	$341	$767

Other comprehensive loss:
Foreign currency translation	(58)	10
Net unrealized losses on securities and derivative instruments, net of income taxes	(1,068)	(99)
Reclassification adjustment for net realized losses (gains) on securities and derivative instruments included in net income, net of income taxes	22	(49)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income taxes	318	35

Total other comprehensive loss	(786)	(103)

Total comprehensive (loss) income	$(445)	$664

     Accumulated other comprehensive loss consisted of the following (in millions):

	December 28,	September 28,
	2008	2008
Net unrealized losses on marketable securities, net of income taxes	$(962)	$(291)
Net unrealized (losses) gains on derivative instruments, net of income taxes	(35)	22
Foreign currency translation	(73)	(15)

	$(1,070)	$(284)

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions):

	Three Months Ended
	December 28,	December 30,
	2008	2007
Cost of equipment and services revenues	$10	$9
Research and development	69	57
Selling, general and administrative	66	60

Share-based compensation expense before income taxes	145	126
Related income tax benefit	(46)	(41)

Share-based compensation expense, net of income taxes	$99	$85

     The Company recorded $10 million and $13 million in share-based compensation expense during the three months ended December 28, 2008 and December 30, 2007, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 28, 2008 and December 30, 2007, $16 million and $48 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods. At December 28, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.7 billion, which is expected to be recognized over a weighted-average period of 3.6 years. Net stock options, after forfeitures and cancellations, granted during the three months ended December 28, 2008 and December 30, 2007 represented 1.2% and 1.4%, respectively, of outstanding

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shares as of the beginning of each fiscal period. Total stock options granted during the three months ended December 28, 2008 and December 30, 2007 represented 1.2% and 1.5%, respectively, of outstanding shares as of the end of each fiscal period.
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
     FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company is in the process of determining the effects, if any, FAS 157’s application to such nonfinancial assets and liabilities will have on its consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for the Company’s second quarter of fiscal 2009 beginning December 29, 2008. The Company is in the process of determining the effects the adoption of FAS 161 will have on its consolidated financial statement disclosures.
Note 2 – Fair Value Measurements
     Effective September 29, 2008, the first day of the Company’s fiscal year 2009, the Company adopted FAS 157 and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of FAS 157, and the adoption did not have a material effect on the Company’s results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.
     Under FAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. FAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. FAS 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets consist of money market funds, equity mutual and exchange-traded funds, equity securities and U.S. Treasury securities as they are traded in an active

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market with sufficient volume and frequency of transactions. Level 1 liabilities are associated with the Company’s deferred incentive compensation plans.
•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. Level 2 assets and liabilities consist of certain marketable debt instruments and derivative contracts whose values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Marketable debt instruments in this category include government-related securities, corporate bonds and notes, preferred securities, AAA-rated mortgage- and asset-backed securities and certain non-investment-grade debt securities.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The pricing models incorporate transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. Level 3 assets primarily consist of certain marketable debt instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, including marketable debt instruments that are priced using indicative prices that the Company is unable to corroborate with observable market quotes. Marketable debt instruments in this category include auction rate securities, certain subordinated mortgage- and asset-backed securities and certain non-investment-grade debt securities.
     Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company plans to review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,096	$557	$—	$3,653
Marketable securities	1,802	7,245	184	9,231
Collateral held under securities lending	11	—	—	11
Derivative instruments	—	66	—	66
Other investments (1)	100	—	—	100

Total assets measured at fair value	$5,009	$7,868	$184	$13,061

Liabilities
Derivative instruments	$—	$124	$—	$124
Other liabilities (1)	100	—	—	100

Total liabilities measured at fair value	$100	$124	$—	$224

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Derivative instruments include foreign currency option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency transactions. Derivative instruments are valued using standard calculations/models which are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy for the three months ended December 28, 2008 (in millions). When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Balance of Level 3 marketable securities as of September 28, 2008	$211
Total realized and unrealized losses:
Included in investment loss, net	(5)
Included in other comprehensive loss	(16)
Purchases, sales and settlements	(6)
Transfers into (out of) Level 3, net	—

Balance of Level 3 marketable securities as of December 28, 2008	$184

     The Company measures certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended December 28, 2008, the Company recorded $4 million in other-than-temporary impairments on such assets, which were based on fair value measurements classified within Level 3 of the valuation hierarchy.
Note 3 – Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	December 28,	September 28,	December 28,	September 28,
	2008	2008	2008	2008
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities and government-related securities	$1,022	$514	$—	$—
Corporate bonds and notes	2,770	3,296	266	175
Mortgage- and asset-backed securities	475	499	14	—
Auction rate securities	—	—	169	186
Non-investment grade debt securities	22	23	1,549	2,030
Equity securities	122	150	944	1,187
Equity mutual and exchange-traded funds	—	—	905	1,280
Debt mutual funds	772	89	201	—

	$5,183	$4,571	$4,048	$4,858

     Marketable securities in the amount of $11 million and $169 million at December 28, 2008 and September 28, 2008, respectively, were loaned under the Company’s securities lending program.
     At December 28, 2008 and September 28, 2008, unrealized gains on marketable securities were $113 million and $102 million, respectively, and unrealized losses were $1.3 billion and $449 million, respectively. The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at December 28, 2008 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$1,464	$(83)	$281	$(16)
Mortgage- and asset-backed securities	233	(19)	27	(3)
Auction rate securities	169	(24)	—	—
Non-investment grade debt securities	698	(221)	85	(28)
Equity securities	748	(288)	31	(8)
Equity mutual funds and exchange-traded funds	729	(395)	—	—
Debt mutual funds	626	(168)	1	—

	$4,667	$(1,198)	$425	$(55)

     The unrealized losses on the Company’s investments in marketable securities were caused primarily by a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed securities values in most types of investment- and non-investment-grade bonds and debt obligations, mortgage- and asset-backed securities and equity securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. The Company’s relative weighting of these factors is reassessed when market or economic conditions change. In the first quarter of fiscal 2009, due to further disruption in the credit and financial markets, the Company performed a reassessment. For equity securities, in response to increased volatility in the market, the Company evaluated the duration of declines and probability of recovery based on these factors, as well as additional analysis of the expected volatility for the securities over the near term. The Company’s analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 28, 2008 to recover in fair value up to the Company’s cost bases within a reasonable period of time. Further, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable time for all equity securities and most debt securities. For certain debt securities, the Company intends to hold the securities for a longer period in order to recover the loss, which could be until maturity. Accordingly, the Company considers the unrealized losses to be temporary at December 28, 2008.
     Accounts Receivable.

	December 28,	September 28,
	2008	2008
	(In millions)
Trade, net of allowances for doubtful accounts of $40 and $38, respectively	$862	$3,583
Long-term contracts	40	33
Investment receivables	33	412
Other	8	10

	$943	$4,038

     Trade accounts receivable at September 28, 2008 included a $2.5 billion licensing receivable that was paid in October 2008. Investment receivables at September 28, 2008 primarily related to amounts due for redemptions of money market investments for which the Company received partial payment in the three months ended December 28, 2008. The remaining $194 million net receivable for such redemptions was reclassified to other noncurrent assets at December 28, 2008 due to the uncertainty regarding the timing of distributions.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Property, Plant and Equipment.

	December 28,	September 28,
	2008	2008
	(In millions)
Land	$186	$183
Buildings and improvements	1,325	1,287
Computer equipment	943	932
Machinery and equipment	1,252	1,184
Furniture and office equipment	61	59
Leasehold improvements	267	206

	4,034	3,851

Less accumulated depreciation and amortization	(1,772)	(1,689)

	$2,262	$2,162

     The net book values of property under capital leases included in buildings and improvements totaled $154 million and $140 million at December 28, 2008 and September 28, 2008, respectively. Capital lease additions were $16 million and $6 million during the three months ended December 28, 2008 and December 30, 2007, respectively.
Note 4 – Investment (Loss) Income, Net

	Three Months Ended
	December 28,	December 30,
	2008	2007
	(In millions)
Interest and dividend income	$135	$153
Interest expense	(3)	(7)
Net realized (losses) gains on marketable securities	(33)	82
Other-than-temporary losses on marketable securities	(388)	(57)
Other-than-temporary losses on other investments	(4)	—
Gains on derivative instruments	—	2
Equity in losses of investees	(1)	—

	$(294)	$173

Note 5 – Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 22% for fiscal 2009, compared to the 17% effective income tax rate in fiscal 2008. During the first quarter of fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted, which extended the federal research and development tax credit for calendar year 2008 and 2009 and increases the Alternative Simplified Credit rate from 12% to 14% in calendar 2009. In the first quarter of fiscal 2009, the Company recorded a tax benefit of $38 million related to fiscal 2008 due to the retroactive extension of this credit. The Company also recorded a tax expense of $60 million in the first quarter of fiscal 2009 representing the increase in the valuation allowance related to deferred tax assets on capital losses existing at September 28, 2008 as a result of a reduction in the Company’s forecast of future capital gains. The effective tax rate for the first quarter of fiscal 2009 of 24% was higher than the expected annual effective tax rate of 22% primarily as a result of the net effect of these discrete items.
     The estimated annual effective tax rate for fiscal 2009 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 5% related to research and development tax credits, partially offset by the impact of the increase in valuation allowance related to capital losses of 9% and state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate and the generation of research and development credits, partially offset by state taxes and an increase in the valuation allowance.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to fiscal 2005. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2005, 2006 and 2007, which is anticipated to be completed by August 2009. The Company is participating in the IRS Compliance Assurance Program, whereby the IRS and the Company endeavor to agree on the treatment of all issues in the fiscal 2009 tax return prior to the return being filed. The Company is subject to examination by the California Franchise Tax Board for fiscal 2003 through 2007 and is currently under examination for fiscal 2004 and 2005. The Company is also subject to income taxes in many state and local taxing jurisdictions in the U.S. and around the world, many of which are open to tax examinations for periods after fiscal 2002. Due to the anticipated resolution of the U.S. federal examination within the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will decrease significantly as a result of their resolution via an adjustment by the taxing authority or recognition in the income tax provision.
     The Company has not provided United States income taxes nor foreign withholding taxes on a cumulative total of approximately $7.2 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     Deferred tax assets, net of valuation allowance, increased from September 28, 2008 to December 28, 2008 primarily due to changes in unrealized marketable securities gains and losses. The Company can only use realized capital losses to offset realized capital gains. Based upon the Company’s assessment of when capital gains and losses will be realized, the Company estimates that its future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through December 28, 2008. In fiscal 2009, the Company expects to provide an additional $435 million valuation allowance for the portion of deferred tax assets related to capital losses that it estimates are not likely to be realized. In the first quarter of fiscal 2009, the Company recorded additional valuation allowance of $199 million as an increase in other comprehensive loss. The remainder of the increase in the valuation allowance will be recorded as a component of the income tax provision for fiscal 2009, a portion of which was recorded in the first quarter. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to the Company’s valuation allowance based on changes to its forecast of capital gains in future years are reflected in the period the change is made.
Note 6 – Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 28, 2008 were as follows (in millions):

Balance at September 28, 2008	$17,944
Net income	341
Other comprehensive loss	(786)
Repurchase of common stock	(285)
Net proceeds from the issuance of common stock	25
Share-based compensation	145
Tax benefit from exercise of stock options	15
Dividends	(264)
Other	2

Balance at December 28, 2008	$17,137

     Stock Repurchase Program. During the three months ended December 28, 2008 and December 30, 2007, the Company repurchased and retired 8,920,000 shares and 22,389,000 shares of the Company’s common stock, respectively, for $284 million and $894 million, respectively, before commissions and net of the premium received related to the put option that was exercised during the three months ended December 30, 2007. At December 28, 2008, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Dividends. Cash dividends announced in the three months ended December 28, 2008 and December 30, 2007 were $0.16 and $0.14 per share, respectively. During the three months ended December 28, 2008 and December 30, 2007, dividends charged to retained earnings were $264 million and $228 million, respectively. On January 16, 2009, the Company announced a cash dividend of $0.16 per share on the Company’s common stock, payable on March 27, 2009 to stockholders of record as of February 27, 2009, which will be recorded in the second fiscal quarter.
Note 7 – Commitments and Contingencies
     Litigation. Broadcom Corporation v. QUALCOMM Incorporated: On May 18, 2005, Broadcom filed two actions (the 467 case and the 468 case) in the United States District Court for the Central District of California, each alleging infringement by the Company of five patents and seeking monetary damages and injunctive relief. Broadcom also filed a complaint in the United States International Trade Commission (ITC) alleging infringement of the five patents at issue in the 468 case seeking a determination and relief under Section 337 of the Tariff Act of 1930. Broadcom subsequently dismissed allegations relating to two of the Broadcom patents filed in the 468 case (which is stayed pending completion of the ITC action). In the 467 case, one patent was stayed due to a pending reexamination of the claims by the U.S. Patent and Trademark Office (USPTO), and another was dismissed by Broadcom. On May 29, 2007, a jury found the Company infringed the three remaining patents and awarded past damages in the approximate amount of $20 million. The final judgment, including damages calculations through May 29, 2007 and pre-judgment interest, was approximately $25 million, which has been secured by an irrevocable letter of credit and expensed pending appeals. On December 31, 2007, the court issued an order, amended by the court for a second time on March 11, 2008, enjoining the Company from making, using, selling, shipping, supporting or marketing products that were found to infringe the Broadcom patents remaining at issue (the appellate court reversed the verdict relating to one of the three patents, holding it invalid; QUALCOMM has filed a petition for rehearing regarding the inducement verdict as to the remaining patents), subject to a specified limited license through January 2009. The stay was subject to certain conditions, including the Company’s payment of ongoing royalties. Since the second amendment of the injunction order in March 2008, Broadcom has filed motions requesting that QUALCOMM be found in contempt of the order on various bases. The court granted portions of two motions, agreeing with Broadcom that QUALCOMM should not have paid royalties for WCDMA chips sold between the date of trial verdict and the injunction, should not have serviced and supported products using such chips, should have paid certain royalties on revenue relating to the QChat product, and should have paid Broadcom for certain other sales and royalties. The orders required QUALCOMM to pay Broadcom additional amounts as a sanction. QUALCOMM is appealing the contempt findings, as well as other related issues and motions. Broadcom has filed a third contempt motion relating to the design around of the ’317 patent for which a hearing is currently scheduled in February 2009. Finally, the patent that was subject to the stay pending reexamination in the USPTO, patent number 5,425,051 (the ’051 patent), has since emerged from the reexamination process with certain claims cancelled and other claims added. Trial is scheduled in September 2009.
     On February 14, 2006, an ITC hearing also commenced as to three patents alleged by Broadcom to be infringed by the Company. On June 7, 2007, the ITC found the Company infringed some claims of one of the patents, (the ’983 patent) and issued a cease and desist order against the Company and an exclusion order directed at chips programmed with specific software and certain downstream products first imported after the date of the exclusion order. It found no infringement with respect to the other two patents (the ’675 and ’311 patents). On September 19, 2008, the Federal Circuit affirmed the findings on the ’675 patent with respect to seven of eight products at issue, and remanded for further proceedings the claims with respect to one accused product. On October 2, 2008, the USPTO issued a final office action in the reexamination of the ’311 patent, rejecting certain of the claims, including all of the claims at issue in the ITC action, and allowing other claims added by Broadcom. On November 9, 2007, Broadcom filed an enforcement complaint in the ITC, alleging violations of the ITC’s cease and desist order by the Company. The target date for completion of the investigation is August 30, 2009. On October 14, 2008, the Federal Circuit affirmed the ITC’s finding that the Company did not directly infringe the ’983 patent, vacated and remanded the ITC’s finding that the Company indirectly induced infringement of the ’983 patent, and vacated and remanded the limited exclusion order. A schedule has yet to be set on the remand of the ’983 patent. The Administrative Law Judge (ALJ) has set an Initial Determination date of May 14, 2009 for the ’675 patent.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On April 13, 2007, Broadcom filed a complaint in California state court against the Company alleging unfair competition, breach of contract and fraud, and seeking injunctive and monetary relief. On October 5, 2007, the court ordered the case stayed pending resolution of the case originally filed in New Jersey, referenced below.
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
     On October 7, 2008, Broadcom filed an action in the United States District Court for the Southern District of California seeking declaratory relief regarding patent misuse, patent exhaustion and patent and license unenforceability. The Company has filed a motion to dismiss the complaint.
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
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting these rejections, and the USPTO has not made a final decision. On December 1, 2008, the ALJ ruled that the patents are valid but not infringed. The ITC may affirm or reverse the ALJ’s determination. The matter is targeted for completion by April 3, 2009.
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
     In April 2008, two complaints were filed in San Diego Federal Court and San Diego Superior Court on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing practices. The Superior Court action has been removed to the San Diego Federal Court, and the plaintiff’s request for remand has been denied. The Company has filed motions to dismiss the complaints. The motions were heard in December 2008 and are under submission.
     In November 2008, a complaint was filed in San Diego Federal Court on behalf of a purported class of individuals who purchased CDMA devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws and common law as a result of the Company’s licensing practices. The Company has filed a motion to dismiss the complaint.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at December 28, 2008 for the remainder of fiscal 2009 and for each of the subsequent four years from fiscal 2010 through 2013 were approximately $613 million, $103 million, $58 million, $67 million and $18 million, respectively, and $55 million thereafter. Of these amounts, for the remainder of fiscal 2009 and for fiscal 2010, commitments to purchase integrated circuit product inventories comprised $484 million and $8 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at December 28, 2008 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2009	$8	$82	$90
2010	11	71	82
2011	12	57	69
2012	11	31	42
2013	11	16	27
Thereafter	303	193	496

Total minimum lease payments	$356	$450	$806

Deduct: Amounts representing interest	199

Present value of minimum lease payments	157
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$155

Note 8 – Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) – develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) – grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) – comprised of:

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
o	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

o	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

o	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation companies, private fleets, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; and

o	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
December 28, 2008
Revenues	$1,334	$1,006	$170	$6	$1	$2,517
EBT	168	874	3	(98)	(496)	451
December 30, 2007
Revenues	$1,574	$650	$210	$1	$5	$2,440
EBT	470	541	24	(55)	(50)	930
     Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 28,	December 30,
	2008	2007
Revenues
Elimination of intersegment revenue	$(3)	$(3)
Other nonreportable segments	4	8

Reconciling items	$1	$5

Earnings (losses) before income taxes
Unallocated research and development expenses	$(83)	$(76)
Unallocated selling, general and administrative expenses	(58)	(82)
Unallocated cost of equipment and services revenues	(10)	(9)
Unallocated investment (loss) income, net	(294)	161
Other nonreportable segments	(50)	(43)
Intracompany eliminations	(1)	(1)

Reconciling items	$(496)	$(50)

     During the three months ended December 28, 2008 and December 30, 2007, unallocated research and development expenses included $69 million and $57 million, respectively, and unallocated selling, general and administrative expenses included $66 million and $58 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
December 28, 2008
Revenues from external customers	$1,332	$1,005	$169	$6
Intersegment revenues	2	1	1	—
December 30, 2007
Revenues from external customers	$1,573	$650	$208	$1
Intersegment revenues	1	—	2	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment records the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, MediaFLO USA, including property, plant and equipment. QSI’s assets related to the MediaFLO USA business totaled $1.2 billion at both December 28, 2008 and September 28, 2008. Reconciling items for total assets included $343 million and $277 million at December 28, 2008 and September 28, 2008, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. QTL segment assets decreased primarily due to collection of a $2.5 billion licensing receivable in October 2008. Segment assets and reconciling items were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 28,	September 28,
	2008	2008
QCT	$942	$1,425
QTL	255	2,668
QWI	179	183
QSI	1,464	1,458
Reconciling items	20,615	18,829

Total consolidated assets	$23,455	$24,563

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 28, 2008 contained in our 2008 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Developments
     Revenues for the first quarter of fiscal 2009 were $2.5 billion, with net income of $341 million. The continuing global financial crisis and the resulting slowdown in the worldwide economy is causing contraction in the CDMA-based channel inventory and has resulted, and we expect will continue to result, in lower demand for CDMA-based MSM integrated circuits, adversely affecting our revenues and operating results. In addition, the financial crisis has, and may continue to have, an impact on the value of our marketable securities portfolio and net investment income (loss). Against this backdrop, the following recent developments occurred with respect to key elements of our business or our industry during the first quarter of fiscal 2009:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 4.0 billion.(1)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA and HSPA), are approximately 19% of total worldwide wireless subscribers to date. (1)

•	3G subscribers (all CDMA-based) grew to approximately 735 million worldwide by December 28, 2008, including approximately 400 million CDMA2000 1X/1xEV-DO subscribers and approximately 335 million WCDMA/HSPA subscribers. (1)

•	CDMA-based device shipments totaled approximately 125 million units, an increase of 32% over the approximate 95 million units shipped in the year ago quarter. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 17% year-over-year, compared to an estimated 6% year-over-year growth across all technologies. (3)

•	The average selling price of CDMA-based devices was estimated to be approximately $212, an increase of less than 1% from the year ago quarter. (2)

•	We shipped approximately 63 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, a decrease of 20%, compared to approximately 79 million MSM integrated circuits in the year ago quarter.

(1)	According to Wireless Intelligence, an independent source of wireless operator data.

(2)	September quarter shipments derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their calendar Q308 Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 53% and 65% of total consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 40% and 27% of total consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through December 2008, QES has shipped approximately 1,314,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 7% and 9% of total consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively.
     QSI manages our strategic investment activities, including MediaFLO USA, Inc. (MediaFLO USA), our wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and early-stage companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our MediaFLO USA subsidiary offers its service over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the MediaFLO USA service to retail wireless consumers continues to be determined by our wireless operator partners. MediaFLO USA’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, MediaFLO USA has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer relationships remain functions that are provided primarily by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in MediaFLO USA to our stockholders in a spin-off transaction.
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
Looking Forward
     We expect the global financial crisis and the resulting slowdown in the worldwide economy to continue to cause contraction in CDMA-based channel inventory resulting in lower demand for CDMA-based MSM integrated circuits, adversely affecting our revenues and operating results. In addition, the financial crisis may continue to have an impact on the value of our marketable securities portfolio and net investment income (loss).
     The deployment of 3G networks (CDMA2000 and WCDMA) enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications such as connectivity to computing devices, streaming video, mobile social networking and multimedia messaging and downloads. As a result, we expect continued growth in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	In January 2009, the Chinese Ministry of Industry and Information Technology confirmed the issuance of 3G wireless licenses to the country’s three wireless operators, including one license for TD-SCDMA, one for WCDMA and one for CDMA2000. We expect the issuance of these licenses will encourage competition and growth, and we will continue to support the operators and the industry to help provide Chinese consumers with a wide selection of 3G devices and services.

•	The transition to 3G CDMA-based networks is expected to continue:
o	More than 525 operators have commercially launched 3G networks, including 265 CDMA2000 1X networks and 260 WCDMA networks; (1)(2)

o	More than 245 WCDMA operators have commercially launched the higher data speeds of HSDPA and more than 65 have launched HSUPA; (2) and

o	More than 105 CDMA2000 operators have commercially launched the higher data speeds of 1xEV-DO and more than 55 have launched EV-DO Revision A. (1)
•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA and EV-DO Revision A and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to continue at a strong pace.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia functionality, we intend to continue to invest significant resources toward the development of wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry. We expect that a portion of our research and development initiatives in fiscal 2009 will not reach commercialization until several years in the future.
•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into single chip or package, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM and OFDMA-based technologies;

o	Our service applications platform, content delivery services and user interfaces;

o	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

o	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, including our ongoing disputes with Broadcom, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their January 2009 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 32%, 23%, 11% and 6%, respectively, of total consolidated revenues for the first three months of fiscal 2009, as compared to 35%, 24%, 16% and 11%, respectively, for the first three months of fiscal 2008. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 62% to 49%, primarily due to an increase in the relative mix of license fees and royalty revenues from licensees in Finland, Taiwan and Canada and shipments of integrated circuits to CDMA device manufacturers with locations in Canada.

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008
     Revenues. Total revenues for the first quarter of fiscal 2009 were $2.52 billion, compared to $2.44 billion for the first quarter of fiscal 2008.
     Revenues from sales of equipment and services for the first quarter of fiscal 2009 were $1.42 billion, compared to $1.70 billion for the first quarter of fiscal 2008. Revenues from sales of integrated circuit products decreased $254 million, primarily due to a decrease of $390 million related to lower unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, partially offset by an increase of $112 million related to the net effects of changes in integrated circuit product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first quarter of fiscal 2009 were $1.09 billion, compared to $737 million for the first quarter of fiscal 2008. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. In addition, revenues from licensing and royalties in the first quarter of fiscal 2008 did not include any royalty payments from Nokia.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2009 was $755 million, compared to $783 million for the first quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 53% for the first quarter of fiscal 2009, compared to 46% for the first quarter of fiscal 2008. The decrease in margin percentage in the first quarter of fiscal 2009 compared to fiscal 2008 was primarily attributable to a decrease in QCT gross margin relating to the net effects of changes in product mix and increases in reserves for excess and obsolete inventory concurrent with a decline in revenues. Cost of equipment and services revenues in the first quarter of fiscal 2009 included $10 million in share-based compensation, compared to $9 million in the first quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first quarter of fiscal 2009, research and development expenses were $604 million or 24% of revenues, compared to $511 million or 21% of revenues for the first quarter of fiscal 2008. The dollar increase was primarily attributable to a $76 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses for the first quarter of fiscal 2009 included share-based compensation of $69 million, compared to $57 million in the first quarter of fiscal 2008.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2009, selling, general and administrative expenses were $413 million or 16% of revenues, compared to $389 million or 16% of revenues for the first quarter of fiscal 2008. The dollar increase was attributable to a $13 million increase in marketing expenses for MediaFLO USA, including development funds, marketing research and promotion, and an $8 million increase in employee-related expenses, partially offset by a decrease of $12 million in costs related to litigation and other legal matters. Selling, general and administrative expenses for the first quarter of fiscal 2009 included share-based compensation of $66 million, compared to $60 million in the first quarter of fiscal 2008.
     Net Investment (Loss) Income. Net investment loss was $294 million for the first quarter of fiscal 2009, compared to net investment income of $173 million for the first quarter of fiscal 2008. The net decrease was comprised as follows (in millions):

	Three Months Ended
	December 28,	December 30,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$135	$152	$(17)
QSI	—	1	(1)
Interest expense	(3)	(7)	4
Net realized (losses) gains on investments:
Corporate and other segments	(38)	71	(109)
QSI	5	11	(6)
Other-than-temporary losses on investments:
Corporate and other segments	(388)	(57)	(331)
QSI	(4)	—	(4)
Gains on derivative instruments	—	2	(2)
Equity in losses of investees	(1)	—	(1)

	$(294)	$173	$(467)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was a result of lower interest rates earned on interest-bearing securities. Other-than-temporary losses on marketable securities and net realized losses on corporate investments related primarily to depressed securities values caused by a major disruption in U.S. and foreign financial markets including a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities.
     Income Tax Expense. Income tax expense was $110 million for the first quarter of fiscal 2009, compared to $163 million for the first quarter of fiscal 2008. The effective tax rate for the first quarter of fiscal 2009 was 24%, as compared to 18% for the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we recorded a tax benefit of $38 million related to fiscal 2008 due to the retroactive extension of the federal research and development tax credit. We also recorded a tax expense of $60 million in the first quarter of fiscal 2009 representing the increase in the valuation allowance related to deferred tax assets on capital losses existing at September 28, 2008 as a result of a reduction in our forecast of future capital gains. The effective tax rate for the first quarter of fiscal 2009 of 24% was higher than the expected annual effective tax rate of 22% primarily as a result of the net effect of these discrete items.
     The estimated annual effective tax rate for fiscal 2009 is 13% lower than the United States federal statutory rate primarily due to benefits of approximately 23% related to foreign earnings taxed at less than the United States federal rate and 5% related to research and development tax credits, partially offset by the impact of the increase in valuation allowance related to capital losses of 9% and state taxes of approximately 5%.
     Deferred tax assets, net of valuation allowance, increased from September 28, 2008 to December 28, 2008 primarily due to changes in unrealized marketable securities gains and losses. We can only use realized capital losses to offset realized capital gains. Based upon our assessment of when capital gains and losses will be realized, we estimate that our future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through December 28, 2008. In fiscal 2009, we expect to provide an additional $435 million valuation allowance for the portion of deferred tax assets related to capital losses that we estimate are not likely to be realized. In the first quarter of fiscal 2009, we recorded additional valuation allowance of $199 million as an increase in other comprehensive loss. The remainder of the increase in the valuation allowance will be recorded as a component of the income tax provision for fiscal 2009, a portion of which was recorded in the first quarter. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to our valuation allowance based on changes to our forecast of capital gains in future years are reflected in the period the change is made.
Our Segment Results for the First Quarter of Fiscal 2009 Compared to the First Quarter of Fiscal 2008
     The following should be read in conjunction with the first quarter financial results of fiscal 2009 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Segment Information.”

     QCT Segment. QCT revenues for the first quarter of fiscal 2009 were $1.33 billion, compared to $1.57 billion for the first quarter of fiscal 2008. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.28 billion for the first quarter of fiscal 2009, compared to $1.54 billion for the first quarter of fiscal 2008. The decrease in equipment and services revenue resulted primarily from a decrease of $390 million related to lower unit shipments, partially offset by an increase of $112 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 63 million MSM integrated circuits were sold during the first quarter of fiscal 2009, compared to approximately 79 million for the first quarter of fiscal 2008.
     QCT’s earnings before taxes for the first quarter of fiscal 2009 were $168 million, compared to $470 million for the first quarter of fiscal 2008. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 13% in the first quarter of fiscal 2009, compared to 30% in the first quarter of fiscal 2008. The decrease in operating margin percentage was primarily due to the effect of increased research and development and selling, general and administrative expenses and reserves for excess and obsolete inventory concurrent with a decline in revenues and the net effects of changes in product mix.
     QTL Segment. QTL revenues for the first quarter of fiscal 2009 were $1.01 billion, compared to $650 million for the first quarter of fiscal 2008. QTL’s earnings before taxes for the first quarter of fiscal 2009 were $874 million, compared to $541 million for the first quarter of fiscal 2008. QTL’s operating margin percentage was 87% in the first quarter of fiscal 2009, compared to 83% in the first quarter of fiscal 2008. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. In addition, QTL revenues from licensing and royalties in the first quarter of fiscal 2008 did not include any royalty payments from Nokia. The increases in earnings before taxes and operating margin percentage were primarily attributable to the increase in revenues.
     QWI Segment. QWI revenues for the first quarter of fiscal 2009 were $170 million, compared to $210 million for the first quarter of fiscal 2008. Revenues decreased primarily due to a $25 million decrease in QES revenues and a $12 million decrease in QIS revenues. The decrease in QES revenues was primarily attributable to a $20 million decrease in revenues from product sales, including a $7 million decrease related to reduced business with Globalstar. QES shipped approximately 13,500 terrestrial-based and satellite-based systems, excluding sales to Globalstar, during the first quarter of 2009, compared to approximately 22,600 terrestrial-based and satellite-based systems in the first quarter of 2008. The decrease in QIS revenues was primarily attributable to a $7 million decrease in QChat revenues resulting from reduced development efforts, offset by increases for commercial support under a licensing agreement with Sprint and a $6 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures.
     QWI’s earnings before taxes for the first quarter of fiscal 2009 were $3 million, compared to $24 million for the first quarter of fiscal 2008. QWI’s operating margin percentage was 2% in the first quarter of fiscal 2009, compared to 11% in the first quarter of fiscal 2008. The decrease in QWI’s earnings before taxes was primarily due to the decrease in gross profit associated with the decrease in revenues and an increase in QWI’s selling, general and administrative expenses. The decrease in QWI’s operating margin percentage was primarily attributable to the increase in selling, general and administrative expenses.
     QSI Segment. QSI revenues for the first quarter of fiscal 2009 were $6 million, compared to $1 million for the first quarter of fiscal 2008. QSI’s loss before taxes for the first quarter of fiscal 2009 was $98 million, compared to $55 million for the first quarter of fiscal 2008. QSI’s loss before taxes included a $29 million increase in our MediaFLO USA subsidiary’s loss before taxes comprised primarily of an increase of $14 million in cost of equipment and services revenues and a $17 million increase in selling, general and administrative expenses.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $13.1 billion at December 28, 2008, an increase of $1.8 billion from September 28, 2008. Our cash, cash equivalents and marketable securities at December 28, 2008 consisted of $6.5 billion held by foreign subsidiaries with the remaining balance of $6.6 billion held domestically. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $3.5 billion during the first quarter of fiscal 2009, compared to $880 million during the first quarter of fiscal 2008 primarily due to collection of the $2.5 billion trade receivable related to the new license and settlement agreements completed with Nokia in September 2008.
     During the first quarter of fiscal 2009, we repurchased and retired 8,920,000 shares of our common stock for $284 million. At December 28, 2008, approximately $1.7 billion remained authorized for repurchases under our stock repurchase program. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
     We announced dividends totaling $264 million, or $0.16 per share, during the first quarter of fiscal 2009, which were paid on January 7, 2009. On January 16, 2009, we announced a cash dividend of $0.16 per share on our common stock, payable on March 27, 2009 to stockholders of record as of February 27, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Since September 2007, there has been a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. At December 28, 2008, gross unrealized gains on marketable securities were $113 million and gross unrealized losses were $1.3 billion. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our relative weighting of these factors is reassessed when market or economic conditions change. In the first quarter of fiscal 2009, due to further disruption in the credit and financial markets, we performed a reassessment. For equity securities, in response to increased volatility in the market, we evaluated the duration of declines and probability of recovery based on these factors, as well as additional analysis of the expected volatility for the securities over the near term. Our analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses at December 28, 2008 to recover in fair value up to our cost bases within a reasonable period of time. Further, we have the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable time for all equity securities and most debt securities. For certain debt securities, we intend to hold the securities for a longer period in order to recover the loss, which could be until maturity. As a result, we do not believe the decline in the fair value of our marketable securities portfolio will materially affect our liquidity.
     At December 28, 2008, we classified our auction rate securities with recorded values of $169 million as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. Our auction rate securities are predominantly rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The cash values of our auction rate securities, which are held by a foreign subsidiary, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the securities are called by the issuer or the underlying securities have been prepaid or have matured. Due to the combined strength of our significant cash, short-term investments and operating cash flows, we do not anticipate the current illiquidity of auction rate securities to affect our operating plans.
     Accounts receivable decreased approximately 77% during the first quarter of fiscal 2009 primarily due to collection of the $2.5 billion trade receivable related to the new agreements with Nokia, partial payment of amounts receivable for redemptions of money market funds and reclassification of the remaining net balance of these investment receivables of $194 million to a noncurrent asset in the first quarter of fiscal 2009, and a decrease of $195 million in other accounts receivable. Days sales outstanding related to these other accounts receivable were 33 days at December 28, 2008 compared to 30 days at September 28, 2008. The decrease in other accounts receivable and the increase in the related days sales outstanding were primarily due to the slowdown in global economies.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $604 million in the first quarter of fiscal 2009 and $2.28 billion in fiscal 2008, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.

Capital expenditures were $234 million in the first quarter of fiscal 2009 and $1.40 billion in fiscal 2008. Our purchase obligations for the remainder of fiscal 2009 and for fiscal 2010, some of which relate to research and development activities and capital expenditures, totaled $613 million and $103 million, respectively, at December 28, 2008. Cash used for strategic investments and acquisitions, net of cash acquired, was $14 million in the first quarter of fiscal 2009 and $298 million in fiscal 2008, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Our consolidated balance sheet at December 28, 2008 includes a $244 million noncurrent liability for uncertain tax positions, of which $181 million may result in cash payment. While the current IRS audit, covering fiscal 2005, 2006 and 2007, is expected to be completed by August 2009, we are not updating the disclosures in our long-term contractual obligations table presented in our 2008 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the taxing authorities.
     Additional information regarding our financial commitments at December 28, 2008 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 5 — Income Taxes” and “Note 7 — Commitments and Contingencies.”
Future Accounting Requirements
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
     FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted FAS 157 for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. We are in the process of determining the effects, if any, FAS 157’s application to such nonfinancial assets and liabilities will have on our consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for our second quarter of fiscal 2009 beginning December 29, 2008. We are in the process of determining the effects the adoption of FAS 161 will have on our consolidated financial statement disclosures.
Risk Factors
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, including our financial statements and the related notes.
If deployment of our technologies does not expand as expected, our revenues may not grow as anticipated.
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or update their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from sales of products that implement GSM but do not implement CDMA. In addition to CDMA technology, we continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and FLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or FLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and FLO technologies may not provide us an adequate return.
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
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Sprint Nextel entered into a definitive agreement with Clearwire Corporation to form a new company that has started to deploy WiMAX (an OFDMA-based technology) using its 2.5 GHz spectrum, also known as the Broadband Radio Services band. Other wireless operators are investigating deployment of WiMAX or considering LTE, being standardized by 3GPP, or UMB, being standardized by 3GPP2, as next-generation technologies for deployment in existing or future spectrum bands. Verizon has announced its intention to begin developing its chosen fourth generation (4G) technology, LTE, and to prepare for the time when its customers start demanding such 4G capabilities, while continuing the expansion and operation of its existing CDMA-based technologies for many years to come. Although we believe that our patented technology is essential and useful to implementation of the WiMAX, LTE and UMB standards and have granted royalty-bearing licenses to eight companies to make and sell products implementing those standards (including Nokia and another major handset OEM), we might not achieve the same royalty revenues on such WiMAX, LTE or UMB deployments as on CDMA-based products and we might not achieve the same level of success in WiMAX, LTE or UMB products as we have in CDMA-based products.
Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused and could continue to cause a downturn in the market for our products or technology. The continuing financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. In addition to the current impact on our marketable securities portfolio, there have been and could continue to be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results. The continuing credit crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; the inability of our customers to obtain credit to finance purchases of our products; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us and/or cause our customers to change delivery schedules, cancel or reduce orders without incurring significant penalties as they are not subject to minimum purchase requirements; a slowdown in global economies which could result in lower consumer demand for CDMA-based products; counterparty failures negatively impacting our treasury operations; increased impairments of our investments; and the inability to utilize federal and/or state capital loss carryovers. Net investment income could vary from expectations depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities, interest rates and changes in fair values of derivative instruments. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings.
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
     We believe the continuing global economic conditions are causing current contraction in the channel inventory and have resulted and could continue to result in lower consumer demand and prices for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand and prices for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.
     During the first quarter of fiscal 2009, 66% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 75% during the first quarter of fiscal 2008, respectively. During fiscal 2008, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during fiscal 2007. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve would materially harm our business. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
Our two largest customers accounted for 28% and 30% of consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively, and 30% and 27% of total consolidated revenues in fiscal 2008 and 2007, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 160 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, although Nokia has withdrawn its complaint, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We understand that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) have filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. To date, we have not received the complaints but have submitted certain requested information and documents to the KFTC regarding rebates on chipset sales, chipset design integration and royalties on devices containing a Qualcomm chipset. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but have submitted certain requested information and documents to the JFTC regarding the non-assert, cross-licensing and royalty provisions in our license agreements and BREW agreements. While we have not seen any of these complaints in South Korea or Japan, we believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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
     We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:
•	comprehensiveness of products and technologies;

•	value added features which drive replacement rates and selling prices;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time-to-market;

•	system cost; and

•	customer support.

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
     Many of these current and potential competitors have advantages over us, including:
•	longer operating histories and market presence;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	economies of scale and cost structure advantages;

•	greater sales and marketing, manufacturing, distribution, technical and other resources; and

•	government support of other technologies.
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
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $343 million in assets (including $133 million in goodwill) at December 28, 2008. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Successful attempts by certain companies to amend or modify Standards Development Organizations’ (SDOs) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the size of its essential patent portfolio. In May 2007, seven companies (Nokia, Nokia-Siemens, NEC, Ericsson, SonyEricsson, Alcatel-Lucent, and Nextwave) issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) IPR Special Committee and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 94% and 89% in the first quarter of fiscal 2009 and 2008, respectively, and 91% and 87% in fiscal 2008 and 2007, respectively. Because a significant portion of our foreign sales are denominated in U.S. dollars, our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
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
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our MediaFLO USA and Firethorn businesses, respectively.
     Consumer acceptance of the services our MediaFLO USA and Firethorn businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our MediaFLO USA business that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences.
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
Our QES and MediaFLO USA businesses depend on the availability of satellite and other networks.
     Our OmniTRACS and OmniVision systems operate on leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and does not currently have back-up capability. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our OmniTRACS and OmniVision operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business. The products and services that we sell for use on Globalstar Inc.’s (Globalstar) low-Earth-orbit satellite network are dependent on the availability and performance of the Globalstar satellite system. Globalstar has announced that many of its satellites are experiencing an anomaly resulting in degraded performance of the amplifiers for the S-band satellite communications antenna. This anomaly is adversely impacting Globalstar’s ability to provide uninterrupted two-way voice and data services. Globalstar has announced that eight spare Globalstar satellites were successfully launched with a view to reduce gaps in its two-way voice and data services until the commercial availability of its second-generation satellite constellation, scheduled for initial launch in the second half of 2009. If Globalstar is unable to launch a second-generation satellite constellation, this degraded performance will continue to have an adverse impact on sales of our products and services that rely on the Globalstar network.
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
     At December 28, 2008, we had authority to repurchase up to $1.7 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55) covering the entire nation and spectrum referred to as Block E in the Lower 700 MHz Band (also known as TV Channel 56) covering five economic areas on the east and west coasts for use in our MediaFLO USA business. In addition, we hold licenses for the spectrum referred to as B Block in the Lower 700 MHz Band for use initially in our various research and development initiatives. In using the licensed spectrum, we are regulated by the FCC pursuant to the terms of our licenses and the Federal Communications Act of 1934, as amended, and pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our MediaFLO service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. In 2006, the U.S. Congress enacted a law requiring television stations to vacate TV channels 52 to 69 and to transition from analog to digital transmission by February 17, 2009. In January 2009, the Senate passed a bill to postpone that date to June 12, 2009. The House of Representatives is considering similar legislation. A postponement of the DTV transition date, if enacted into law, would delay MediaFLO USA from launching its service in a number of major markets and from expanding its coverage in other existing markets. This delay would have a negative impact on our ability to generate revenues in those markets for the duration of the potential delay.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2008 Annual Report on Form 10-K. At December 28, 2008, there have been no other material changes to the market risks described at September 28, 2008 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. As interest rates in the general economy have dropped significantly over the past several months, our floating interest-bearing securities are earning less interest income. When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2009	2010	2011	2012	2013	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash equivalents	$557	$—	$—	$—	$—	$—	$—	$557
Interest rate	3.0%
Available-for-sale securities:
Investment grade	$954	$505	$469	$133	$40	$129	$1,125	$3,355
Interest rate	3.5%	3.7%	4.0%	3.9%	5.2%	7.5%	5.2%
Non-investment grade	$32	$15	$23	$59	$71	$390	—	$590
Interest rate	7.9%	9.8%	11.4%	8.5%	8.4%	9.8%

Floating interest-bearing securities:
Cash equivalents	$3,096	$—	$—	$—	$—	$—	$—	$3,096
Interest rate	1.1%
Available-for-sale securities:
Investment grade	$552	$705	$308	$97	$—	$167	$505	$2,334
Interest rate	2.7%	2.8%	3.1%	2.8%		8.9%	4.3%
Non-investment grade	$3	$19	$42	$73	$111	$208	$525	$981
Interest rate	6.9%	7.5%	7.3%	7.4%	7.2%	9.9%	8.1%
          Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Risk. Since September 2007, there has been a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed security values and widening credit spreads in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities. We have no direct investments in the lowest credit quality, or subprime, mortgages, nor do we have investments collateralized by assets that include subprime mortgages. We have indirect exposure to subprime mortgages to the extent of our investments in large, diversified financial companies, commercial banks, insurance companies and public/private investment funds that participate or invest in subprime mortgage loans, mortgage insurance or loan servicing, which could impact the fair values of our securities. At December 28, 2008, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks and other securities that have been affected by these credit market concerns and had temporary gross unrealized losses of $562 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     We engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. We may incur a loss in the event that a broker does not return our securities, the collateral value is insufficient or cannot be maintained at required values or the lending agent fails to restore or pay us the cash value of our loaned securities.
     Equity Price Risk. The continuing major disruption in U.S. and foreign credit and financial markets caused increased volatility in the fair values of our equity securities and equity mutual and exchange-traded fund shares. We have a diversified marketable securities portfolio that includes equities held by mutual and exchange-traded fund shares that are subject to equity price risk. The recorded values of marketable equity securities decreased to $1.07 billion at December 28, 2008 from $1.34 billion at September 28, 2008. The recorded values of equity mutual and exchange-traded fund shares decreased to $905 million at December 28, 2008 from $1.28 billion at September 28, 2008. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at December 28, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $197 million. At December 28, 2008, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were approximately $691 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer purchases of equity securities during the first quarter of fiscal 2009 were (in millions, except per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
		Average Price Paid	Announced Plans or	Under the Plans or
	Total Number of	Per Share	Programs	Programs
	Shares Purchased	(1)	(2)	(2)
September 29, 2008 to October 26, 2008	1.1	$34.46	1.1	$1,963

October 27, 2008 to November 23, 2008	5.6	$32.21	5.6	$1,782

November 24, 2008 to December 28, 2008	2.2	$29.85	2.2	$1,716

Total	8.9	$31.89	8.9	$1,716

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
Exhibits

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.81	Amended and Restated Executive Retirement Matching Contribution Plan. (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2008.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel
William E. Keitel
Executive Vice President and
Chief Financial Officer
Dated: January 28, 2009