Form 10-Q
period 2009-03-29
QUALCOMM INC/DE
filed 2009-04-29
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 27, 2009, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,655,024,331

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 29,	September 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,892	$1,840
Marketable securities	5,523	4,571
Accounts receivable, net	804	4,038
Inventories	409	521
Deferred tax assets	280	289
Collateral held under securities lending	—	173
Other current assets	324	291

Total current assets	11,232	11,723
Marketable securities	4,560	4,858
Deferred tax assets	941	830
Property, plant and equipment, net	2,282	2,162
Goodwill	1,502	1,517
Other intangible assets, net	3,123	3,104
Other assets	444	369

Total assets	$24,084	$24,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$444	$570
Payroll and other benefits related liabilities	313	406
Income taxes payable	109	20
Unearned revenues	421	394
Obligations under securities lending	—	173
Other current liabilities	970	728

Total current liabilities	2,257	2,291
Unearned revenues	3,599	3,768
Income taxes payable	276	227
Other liabilities	839	333

Total liabilities	6,971	6,619

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at March 29, 2009 and September 28, 2008	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,653 and 1,656 shares issued and outstanding at March 29, 2009 and September 28, 2008, respectively	—	—
Paid-in capital	7,648	7,511
Retained earnings	10,241	10,717
Accumulated other comprehensive loss	(776)	(284)

Total stockholders’ equity	17,113	17,944

Total liabilities and stockholders’ equity	$24,084	$24,563

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Revenues:
Equipment and services	$1,412	$1,725	$2,835	$3,429
Licensing and royalty fees	1,043	881	2,137	1,618

Total revenues	2,455	2,606	4,972	5,047

Operating expenses:
Cost of equipment and services revenues	738	820	1,493	1,604
Research and development	604	553	1,207	1,064
Selling, general and administrative	375	420	789	808
Litigation settlement (Note 9)	748	—	748	—

Total operating expenses	2,465	1,793	4,237	3,476

Operating (loss) income	(10)	813	735	1,571

Investment (loss) income, net (Note 4)	(91)	93	(385)	265

(Loss) income before income taxes	(101)	906	350	1,836
Income tax expense	(188)	(140)	(298)	(303)

Net (loss) income	$(289)	$766	$52	$1,533

Basic (loss) earnings per common share	$(0.18)	$0.47	$0.03	$0.94

Diluted (loss) earnings per common share	$(0.18)	$0.47	$0.03	$0.93

Shares used in per share calculations:
Basic	1,651	1,617	1,652	1,626

Diluted	1,651	1,643	1,665	1,653

Dividends per share announced	$0.16	$0.14	$0.32	$0.28

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 29,	March 30,
	2009	2008
Operating Activities:
Net income	$52	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306	219
Revenues related to non-monetary exchanges	(57)	—
Non-cash portion of income tax expense	166	82
Non-cash portion of share-based compensation expense	285	255
Incremental tax benefit from stock options exercised	(32)	(101)
Net realized losses (gains) on marketable securities and other investments	33	(118)
Other-than-temporary losses on marketable securities and other investments	601	119
Other items, net	(20)	(11)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,824	8
Inventories	113	(135)
Other assets	(30)	42
Trade accounts payable	(103)	20
Payroll, benefits and other liabilities	710	(66)
Unearned revenues	(84)	(20)

Net cash provided by operating activities	4,764	1,827

Investing Activities:
Capital expenditures	(468)	(428)
Purchases of available-for-sale securities	(4,296)	(2,960)
Proceeds from sale of available-for-sale securities	2,461	3,989
Cash received for partial settlement of investment receivables	317	—
Other investments and acquisitions, net of cash acquired	(40)	(275)
Change in collateral held under securities lending	173	87
Other items, net	6	26

Net cash (used) provided by investing activities	(1,847)	439

Financing Activities:
Proceeds from issuance of common stock	101	236
Incremental tax benefit from stock options exercised	32	101
Dividends paid	(528)	(455)
Repurchase and retirement of common stock	(285)	(1,670)
Change in obligations under securities lending	(173)	(87)
Other items, net	(3)	—

Net cash used by financing activities	(856)	(1,875)

Effect of exchange rate changes on cash	(9)	1

Net increase in cash and cash equivalents	2,052	392
Cash and cash equivalents at beginning of period	1,840	2,411

Cash and cash equivalents at end of period	$3,892	$2,803

See Notes to Condensed Consolidated Financial Statements.

Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2008 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and six-month periods ended March 29, 2009 and March 30, 2008 both included 13 weeks and 26 weeks, respectively.
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
     Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. Due to the net loss for the three months ended March 29, 2009, the assumed exercise of 221,307,000 common share equivalents had an anti-dilutive effect and was therefore excluded from the computation of diluted loss per share. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the six months ended March 29, 2009 was 13,281,000. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 30, 2008 were 26,447,000 and 27,453,000, respectively.
     Employee stock options to purchase approximately 157,035,000 shares of common stock during the six months ended March 29, 2009 and employee stock options to purchase approximately 125,081,000 and 121,278,000 shares of common stock during the three months and six months ended March 30, 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the six months ended March 29, 2009 excluded 55,000 restricted stock units issued during fiscal 2008 because the effect on diluted earnings per share would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Comprehensive Income (Loss). Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net (loss) income	$(289)	$766	$52	$1,533

Other comprehensive income (loss):
Foreign currency translation	(2)	(1)	(60)	9
Net unrealized gains (losses) on marketable securities and derivative instruments, net of income taxes	120	(268)	(948)	(367)
Reclassification of net realized losses (gains) on marketable securities and derivative instruments included in net income, net of income taxes	4	(8)	26	(56)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	172	28	490	62

Total other comprehensive income (loss)	294	(249)	(492)	(352)

Total comprehensive income (loss)	$5	$517	$(440)	$1,181

     Accumulated other comprehensive loss consisted of the following (in millions):

	March 29,	September 28,
	2009	2008
Net unrealized losses on marketable securities, net of income taxes	$(730)	$(291)
Net unrealized gains on derivative instruments, net of income taxes	29	22
Foreign currency translation	(75)	(15)

	$(776)	$(284)

     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Cost of equipment and services revenues	$10	$9	$20	$19
Research and development	68	60	137	117
Selling, general and administrative	62	61	128	121

Share-based compensation expense before income taxes	140	130	285	257
Related income tax expense (benefit)	5	(42)	(42)	(83)

Share-based compensation expense, net of income taxes	$145	$88	$243	$174

     During the second quarter of fiscal 2009, the Company recorded tax expense of $47 million to reflect the future impact of California budget legislation enacted February 20, 2009 (Note 5). The Company recorded $31 million and $35 million in share-based compensation expense during the six months ended March 29, 2009 and March 30, 2008, respectively, related to share-based awards granted during those periods. In addition, for the six months ended March 29, 2009 and March 30, 2008, $32 million and $101 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 29, 2009, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.4 billion, which is expected to be recognized over a weighted-average period of 3.4 years. Net stock options, after forfeitures and cancellations, granted during the six months ended March 29, 2009 and March 30, 2008 represented 1.2% and 1.5%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended March 29, 2009 and March 30, 2008 represented 1.3% and 1.8%, respectively, of outstanding shares as of the end of each fiscal period.

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
     FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company is in the process of determining the effects, if any, FAS 157’s application to such nonfinancial assets and liabilities will have on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for the Company’s third quarter of fiscal 2009, as the Company has not elected to early adopt either FSP. The Company is in the process of determining the effects, if any, the adoption of both FSPs will have on its consolidated financial statements.
Note 2 — Fair Value Measurements
     Effective September 29, 2008, the first day of the Company’s fiscal year 2009, the Company adopted FAS 157 and FASB Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of FAS 157, and the adoption did not have a material effect on the Company’s results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.
     Under FAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. FAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. FAS 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets consist of money market funds, equity mutual and exchange-traded funds, equity securities and U.S. Treasury securities as they are traded in an active market with sufficient volume and frequency of transactions. Level 1 liabilities are associated with the Company’s deferred incentive compensation plans.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. Level 2 assets and liabilities consist of certain marketable debt instruments and derivative contracts whose values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Marketable debt instruments in this category include government-related securities, corporate bonds and notes, preferred securities, AAA-rated mortgage- and asset-backed securities and certain non-investment-grade debt securities.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The pricing models incorporate transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. Level 3 assets primarily consist of certain marketable debt instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, including marketable debt instruments that are priced using indicative prices that the Company is unable to corroborate with observable market quotes. Marketable debt instruments in this category include auction rate securities, certain subordinated mortgage- and asset-backed securities and certain non-investment-grade debt securities.
     Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,272	$426	$—	$3,698
Marketable securities	1,841	8,044	198	10,083
Derivative instruments	—	112	—	112
Other investments (1)	89	—	—	89

Total assets measured at fair value	$5,202	$8,582	$198	$13,982

Liabilities
Derivative instruments	$—	$51	$—	$51
Other liabilities (1)	89	—	—	89

Total liabilities measured at fair value	$89	$51	$—	$140

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Derivative instruments include foreign currency option contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models which are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy for the three months and six months ended March 29, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months	Six Months
	Ended	Ended
	March 29, 2009	March 29, 2009
	(In millions)

Beginning balance of Level 3 marketable securities	$184	$211
Total realized and unrealized (losses) gains:
Included in investment loss, net	(3)	(8)
Included in other comprehensive income (loss)	6	(9)
Purchases, sales and settlements	(4)	(11)
Transfers into (out of) Level 3, net	15	15

Ending balance of Level 3 marketable securities	$198	$198

     The Company measures certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months and six months ended March 29, 2009, the Company recorded $5 million and $9 million, respectively, in other-than-temporary impairments on such assets, which were based on fair value measurements classified within Level 3 of the valuation hierarchy.
Note 3 — Composition of Certain Financial Statement Items
     Marketable Securities.

	Current		Noncurrent
	March 29,	September 28,	March 29,	September 28,
	2009	2008	2009	2008
	(In millions)		(In millions)

Available-for-sale:
U.S. Treasury securities and government-related securities	$1,113	$514	$—	$—
Corporate bonds and notes	2,862	3,296	413	175
Mortgage- and asset-backed securities	620	499	24	—
Auction rate securities	—	—	171	186
Non-investment-grade debt securities	32	23	1,927	2,030
Equity securities	108	150	962	1,187
Equity mutual funds and exchange-traded funds	—	—	854	1,280
Debt mutual funds	788	89	209	—

	$5,523	$4,571	$4,560	$4,858

     Marketable securities in the amount of $169 million at September 28, 2008 were loaned under the Company’s securities lending program. There were no marketable securities loaned under the Company’s securities lending program at March 29, 2009.
     At March 29, 2009 and September 28, 2008, unrealized gains on marketable securities were $169 million and $102 million, respectively, and unrealized losses were $1.1 billion and $449 million, respectively. The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category, at March 29, 2009 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds and notes	$1,256	$(88)	$290	$(16)
Mortgage- and asset-backed securities	133	(8)	41	(6)
Auction rate securities	171	(21)	—	—
Non-investment-grade debt securities	717	(162)	130	(29)
Equity securities	595	(197)	47	(14)
Equity mutual funds and exchange-traded funds	771	(412)	—	—
Debt mutual funds	584	(113)	1	—

	$4,227	$(1,001)	$509	$(65)

     The unrealized losses on the Company’s investments in marketable securities were caused primarily by a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed securities values in most types of investment- and non-investment-grade debt obligations, mortgage- and asset-backed securities and equity securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis, the underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the investment has been less than its cost basis, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry, expected market volatility and the market in general, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates. The Company’s relative weighting of these factors is reassessed when market or economic conditions change. In the first quarter of fiscal 2009, due to further disruption in the credit and financial markets, the Company performed a reassessment. For equity securities, in response to increased volatility in the market, the Company evaluated the duration of declines and probability of recovery based on these factors, as well as additional analysis of the expected volatility for the securities over the near term. At March 29, 2009, the Company’s analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses to recover up to the Company’s cost bases within a reasonable period of time. Further, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable time for all equity securities, all funds and most debt securities. For certain debt securities, the Company intends to hold the securities for a longer period in order to recover the loss, which could be until maturity. Accordingly, the Company considers the unrealized losses to be temporary at March 29, 2009.
      Accounts Receivable.

	March 29, 2009	September 28, 2008
	(In millions)
Trade, net of allowances for doubtful accounts of $41 and $38, respectively	$753	$3,583
Long-term contracts	38	33
Investment receivables	—	412
Other	13	10

	$804	$4,038

     Trade accounts receivable at September 28, 2008 included a $2.5 billion licensing receivable that was paid in October 2008. Investment receivables at September 28, 2008 primarily related to amounts due for redemptions of money market investments for which the Company received partial payment in the six months ended March 29, 2009. The remaining $80 million net receivable for such redemptions was classified as an other noncurrent asset at March 29, 2009 due to the uncertainty regarding the timing of distributions.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Property, Plant and Equipment.

	March 29,	September 28,
	2009	2008
	(In millions)

Land	$186	$183
Buildings and improvements	1,348	1,287
Computer equipment	960	932
Machinery and equipment	1,294	1,184
Furniture and office equipment	62	59
Leasehold improvements	300	206

	4,150	3,851
Less accumulated depreciation and amortization	(1,868)	(1,689)

	$2,282	$2,162

     The gross book values of property under capital leases included in buildings and improvements totaled $162 million and $140 million at March 29, 2009 and September 28, 2008, respectively. Capital lease additions were $9 million and $25 million during the three months and six months ended March 29, 2009, respectively, and $8 million and $14 million during the three months and six months ended March 30, 2008, respectively.
Note 4 — Investment (Loss) Income, Net

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
	(In millions)		(In millions)

Interest and dividend income	$121	$117	$256	$270
Interest expense	(4)	(6)	(7)	(13)
Net realized gains (losses) on marketable securities	—	13	(33)	91
Net realized gains on other investments	—	24	—	27
Other-than-temporary losses on marketable securities	(204)	(47)	(592)	(104)
Other-than-temporary losses on other investments	(5)	(15)	(9)	(15)
Gains on derivative instruments	13	4	13	6
Equity in (losses) earnings of investees	(12)	3	(13)	3

	$(91)	$93	$(385)	$265

Note 5 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 2009, compared to the 17% effective income tax rate in fiscal 2008. The 2009 annual effective rate includes the impact of recording a $748 million pre-tax litigation settlement charge (Note 9) in the second fiscal quarter with a discrete tax benefit computed at a rate less than the United States federal rate. The Company also recorded a tax expense of $52 million in the second quarter of 2009 to adjust net deferred tax assets primarily to reflect the future impact of California budget legislation enacted February 20, 2009. As a result, the effective tax rate for the second quarter of fiscal 2009 was negative 186% as compared to the 35% estimated annual effective tax rate.
     The estimated annual effective tax rate for fiscal 2009 is equal to the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate and 4% related to research and development tax credits, offset by the impact of an increase in valuation allowance related to capital losses of 10%, state taxes of approximately 5% and the revaluation of deferred items of 4%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate and the generation of research and development credits, partially offset by state taxes and an increase in the valuation allowance.

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
     Deferred tax assets, net of valuation allowance, increased from September 28, 2008 to March 29, 2009 primarily due to changes in unrealized marketable securities gains and losses. The Company can only use realized capital losses to offset realized capital gains. Based upon the Company’s assessment of when capital gains and losses will be realized, the Company estimates that its future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through March 29, 2009. In fiscal 2009, the Company expects to provide an additional $333 million valuation allowance for the portion of deferred tax assets related to capital losses that it estimates are not likely to be realized. In the six months ended March 29, 2009, the Company recorded additional valuation allowance of $112 million as an increase in other comprehensive loss. The remainder of the increase in the valuation allowance will be recorded as a component of the income tax provision for fiscal 2009, a portion of which was recorded in the six months ended March 29, 2009. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to the Company’s valuation allowance based on changes to its forecast of capital gains in future years are reflected in the period the change is made.
Note 6 — Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended March 29, 2009 were as follows (in millions):

Balance at September 28, 2008	$17,944
Net income	52
Other comprehensive loss	(492)
Repurchase of common stock	(285)
Net proceeds from the issuance of common stock	106
Share-based compensation	285
Tax benefit from exercise of stock options	28
Dividends	(528)
Other	3

Balance at March 29, 2009	$17,113

     Stock Repurchase Program. During the six months ended March 29, 2009, the Company repurchased and retired 8,920,000 shares of the Company’s common stock for $284 million, before commissions. The Company did not repurchase any shares during the three months ended March 29, 2009. During the three months and six months ended March 30, 2008, the Company repurchased and retired 20,227,000 and 42,616,000 shares of the Company’s common stock, respectively, for $762 million and $1.7 billion, respectively, before commissions and net of the premium received related to a put option that was exercised during the three months ended December 30, 2007. At March 29, 2009, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Dividends. On March 3, 2009, the Company announced an increase in its quarterly dividend effective for dividends payable after March 27, 2009 from $0.16 to $0.17 per share of common stock. On April 8, 2009, the Company announced a cash dividend of $0.17 per share on the Company’s common stock, payable on June 26, 2009 to stockholders of record as of May 29, 2009. Cash dividends announced in the six months ended March 29, 2009 and March 30, 2008 were as follows (in millions, except per share data):

	2009		2008
	Per Share	Total	Per Share	Total

First quarter	$0.16	$264	$0.14	$228
Second quarter	0.16	264	0.14	227

Total	$0.32	$528	$0.28	$455

     Note 7 — Commitments and Contingencies
     Litigation. Actions between Broadcom Corporation and the Company: On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom Corporation (Note 9), which will result in the dismissal with prejudice of all litigation between the companies, including the dissolution of all injunctions, and Broadcom will withdraw the complaints it filed with the European Commission and the Korea Fair Trade Commission.
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. As part of its agreement with the Company, Nokia has withdrawn the complaint it filed with the European Commission, and pursuant to the Company’s settlement with Broadcom (Note 9), Broadcom also will withdraw the complaint it filed with the European Commission, though the investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding. The USPTO’s Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art. Tessera is contesting these rejections, and the USPTO has not made a final decision. On December 1, 2008, the ALJ ruled that the patents are valid but not infringed. The ITC may affirm or reverse the ALJ’s determination. The final determination is targeted for May 20, 2009.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of its sale of cellular phones. The cases in which the Company has been named as a defendant have been dismissed by the lower courts and are now on appeal by the plaintiffs. The courts that have reviewed similar claims against other companies to date have held that there was insufficient scientific basis for the plaintiffs’ claims in those cases.
     In April 2008, two complaints were filed in San Diego Federal Court and San Diego Superior Court on behalf of purported classes of individuals who purchased UMTS devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws as a result of the Company’s licensing practices. The Superior Court action has been removed to the San Diego Federal Court, and the plaintiff’s request for remand has been denied. The Company filed motions to dismiss the complaints. On March 3, 2009, the court granted the Company’s motions and dismissed both complaints.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In November 2008, a complaint was filed in San Diego Federal Court on behalf of a purported class of individuals who purchased CDMA devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws and common law as a result of the Company’s licensing practices. The Company filed a motion to dismiss the complaint. On March 3, 2009, the court granted the Company’s motion and dismissed the complaint. On April 2, 2009, the plaintiff filed an amended complaint re-asserting some, but not all, of the claims in its original complaint.
     The Company understands that two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the Korea Fair Trade Commission alleging that the Company’s business practices are, in some way, a violation of South Korean anti-trust regulations. On February 17, 2009, the Korea Fair Trade Commission (KFTC) issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to the Company’s integration of multimedia solutions into its chipsets, rebates and discounts provided to its chipset customers and of certain licensing practices. The Case Examiner’s report does not indicate what specific remedies may be sought, although cases brought against other technology companies have involved requests of fines and modification of business practices by the KFTC. The Company will respond to the Case Examiner’s report and will present its defense at a hearing before the KFTC Commissioners. It is contemplated that the KFTC will adjudicate this matter during the next 12 months. The Company would have the right to appeal to the South Korean courts, if necessary. Pursuant to the Company’s settlement with Broadcom (Note 9), Broadcom will withdraw its complaint to the KFTC, though the case remains active.
     The Japan Fair Trade Commission has also received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but continues to submit certain requested information and documents to the Japan Fair Trade Commission.
     Although there can be no assurance that unfavorable outcomes in any of the foregoing matters would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company believes the claims made by other parties are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at March 29, 2009 for the remainder of fiscal 2009 and for each of the subsequent four years from fiscal 2010 through 2013 were approximately $660 million, $235 million, $59 million, $67 million and $18 million, respectively, and $55 million thereafter. Of these amounts, for the remainder of fiscal 2009 and for fiscal 2010, commitments to purchase integrated circuit product inventories comprised $539 million and $15 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 30 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at March 29, 2009 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2009	$6	$39	$45
2010	12	77	89
2011	12	59	71
2012	11	35	46
2013	12	19	31
Thereafter	322	210	532

Total minimum lease payments	$375	$439	$814

Deduct: Amounts representing interest	211

Present value of minimum lease payments	164
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$162

Note 8 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its BREW and QChat products and services;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies, construction equipment fleets and other enterprise companies. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services; and

•	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), formerly MediaFLO USA, Inc., the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
March 29, 2009
Revenues	$1,316	$954	$176	$8	$1	$2,455
EBT	217	839	25	(102)	(1,080)	(101)
March 30, 2008
Revenues	$1,620	$795	$194	$2	$(5)	$2,606
EBT	427	684	—	(63)	(142)	906
For the six months ended:
March 29, 2009
Revenues	$2,650	$1,961	$346	$13	$2	$4,972
EBT	385	1,713	28	(200)	(1,576)	350
March 30, 2008
Revenues	$3,194	$1,445	$405	$4	$(1)	$5,047
EBT	897	1,224	24	(117)	(192)	1,836
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Revenues
Elimination of intersegment revenue	$(3)	$(5)	$(6)	$(8)
Other nonreportable segments	4	—	8	7

Reconciling items	$1	$(5)	$2	$(1)

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(10)	$(9)	$(20)	$(19)
Unallocated research and development expenses	(95)	(78)	(178)	(154)
Unallocated selling, general and administrative expenses	(92)	(82)	(150)	(164)
Unallocated litigation settlement	(748)	—	(748)	—
Unallocated investment (loss) income, net	(82)	81	(377)	242
Other nonreportable segments	(52)	(52)	(101)	(95)
Intracompany eliminations	(1)	(2)	(2)	(2)

Reconciling items	$(1,080)	$(142)	$(1,576)	$(192)

     During the three months and six months ended March 29, 2009, unallocated research and development expenses included $68 million and $137 million, respectively, and unallocated selling, general and administrative expenses included $62 million and $128 million, respectively, of share-based compensation expense. During the three months and six months ended March 30, 2008, unallocated research and development expenses included $60 million and $117 million, respectively, and unallocated selling, general and administrative expenses included $61 million and $119 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
March 29, 2009
Revenues from external customers	$1,314	$954	$175	$8
Intersegment revenues	2	—	1	—
March 30, 2008
Revenues from external customers	$1,618	$794	$192	$2
Intersegment revenues	2	1	2	—

For the six months ended:
March 29, 2009
Revenues from external customers	$2,647	$1,960	$344	$13
Intersegment revenues	3	1	2	—
March 30, 2008
Revenues from external customers	$3,190	$1,444	$401	$4
Intersegment revenues	4	1	4	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, FLO TV, including property, plant and equipment. QSI’s assets related to the FLO TV business totaled $1.2 billion at both March 29, 2009 and September 28, 2008. Reconciling items for total assets included $376 million and $277 million at March 29, 2009 and September 28, 2008, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. QCT segment assets decreased primarily due to the timing of cash payments on accounts receivable. QTL segment assets decreased primarily due to collection of a $2.5 billion licensing receivable in October 2008. Segment assets and reconciling items were as follows (in millions):

	March 29,	September 28,
	2009	2008
QCT	$681	$1,425
QTL	345	2,668
QWI	162	183
QSI	1,454	1,458
Reconciling items	21,442	18,829

Total consolidated assets	$24,084	$24,563

Note 9- Subsequent Event
     On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The agreement will result in the dismissal with prejudice of all litigation between the companies (Note 7). Under the agreement, the companies have granted certain rights to each other under their respective patent portfolios. The Company will pay Broadcom $891 million, of which $200 million will be paid in the Company’s quarter ending June 28, 2009 and the remainder will be paid ratably through April 2013. The Company estimates that the fair value of the assets to be received pursuant to the agreement is $38 million. As a result of this agreement, the Company recorded a $748 million pre-tax litigation settlement charge in the second quarter of fiscal 2009, representing the difference between the total payment obligation and the sum of the fair value of the assets to be received, amounts accrued in prior fiscal periods and imputed interest. (See Note 5 for discussion of the tax benefit recorded as a result of this charge.) The Company will record the assets during the third quarter of fiscal 2009 and expects to amortize those assets over their future periods of benefit.

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
Overview
Recent Developments
     Revenues for the second quarter of fiscal 2009 were $2.5 billion, with net loss of $289 million, which were impacted by the following key items:
•	Both revenues and net loss were adversely impacted by lower demand for CDMA-based MSM integrated circuits as a result of the continuing global financial crisis and the resulting slowdown in the worldwide economy. We shipped approximately 69 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, a decrease of 19%, compared to approximately 85 million MSM integrated circuits in the year ago quarter.

•	CDMA-based device shipments totaled approximately 128 million units, an increase of 14% over the approximate 112 million units shipped in the year ago quarter. (1)

•	The average selling price of CDMA-based devices was estimated to be approximately $201, a decrease of approximately 9% from the year ago quarter. (1)

•	On April 26, 2009, we entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom Corporation. Under the agreement, the companies have granted certain rights to each other under their respective patent portfolios. We will pay Broadcom $891 million, of which $200 million will be paid in our quarter ending June 28, 2009 and the remainder will be paid ratably through April 2013. As a result of this agreement, we recorded a $748 million pre-tax litigation settlement charge in our second quarter.

•	The financial crisis has, and may continue to have, an impact on the value of our marketable securities and net investment income (loss).
     Against this backdrop, the following recent developments occurred with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 5% to reach approximately 4.2 billion.(2)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA, HSPA and TD-SCDMA), are approximately 19% of total worldwide wireless subscribers to date. (2)

•	3G subscribers (all CDMA-based) grew to approximately 780 million worldwide including approximately 430 million CDMA2000 1X/1xEV-DO subscribers and approximately 350 million WCDMA/HSPA subscribers. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 5% year-over-year, compared to an estimated decline of 11% year-over-year across all technologies. (3)

(1)	December quarter shipments derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity.

(2)	According to estimates reported by Wireless Intelligence, an independent source of wireless operator data, as of April 24, 2009.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their calendar Q408 Global Handset Market Share Update.

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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 54% and 62% of total consolidated revenues in the second quarter of fiscal 2009 and 2008, respectively, and 53% and 63% of total consolidated revenues for the first six months of fiscal 2009 and 2008, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD, GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 39% and 31% of total consolidated revenues in the second quarter of fiscal 2009 and 2008, respectively, and 39% and 29% of total consolidated revenues for the first six months of fiscal 2009 and 2008, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. QES also sells products that operate on the Globalstar low-Earth-orbit satellite-based telecommunications system and provides related services. Through March 2009, QES has shipped approximately 1,325,000 terrestrial-based and satellite-based communications systems. QIS provides BREW-based

(Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 7% of total consolidated revenues in the second quarter of both fiscal 2009 and 2008, and 7% and 8% of total consolidated revenues for the first six months of fiscal 2009 and 2008, respectively.
     QSI manages our strategic investment activities, including FLO TV Incorporated (FLO TV), formerly MediaFLO USA, Inc., our wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in CDMA-based operators, licensed device manufacturers and early-stage companies that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and FLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV service to retail wireless consumers continues to be determined by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages which we will make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA or GSM/WCDMA networks) in the United States. Distribution, marketing, billing and customer care remain functions that are provided primarily by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
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
Looking Forward
     We expect the global financial crisis and the resulting slowdown in the worldwide economy to continue to cause lower demand for CDMA-based products in various regions. We expect a greater mix of lower-priced CDMA-based products for emerging markets to impact our financial results for the second half of fiscal 2009 as compared to the second half of fiscal 2008. In addition, the financial crisis may continue to have an impact on the value of our marketable securities and net investment income (loss).
     The deployment of 3G networks (CDMA2000 and WCDMA) enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	3G network launches/expansion in China, including CDMA2000 by China Telecom, WCDMA by China Unicom and TD-SCDMA by China Mobile will encourage competition and growth of 3G products and services in that region.

•	The transition to 3G CDMA-based networks is expected to continue:
•	More than 550 operators have commercially launched 3G networks, including 275 CDMA2000 1X networks and 275 WCDMA networks; (1)(2)

•	More than 105 CDMA2000 operators have commercially launched the higher data speeds of 1xEV-DO and more than 60 have launched EV-DO Revision A. (1)

•	More than 255 WCDMA operators have commercially launched the higher data speeds of HSDPA, while more than 70 have launched HSUPA and 4 have launched HSPA+; (2)(3) and

•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA and EV-DO Revision A and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to continue at a strong pace.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia functionality, we intend to continue to invest significant resources toward the development of wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry. We expect that a portion of our research and development initiatives in fiscal 2009 will not reach commercialization until several years in the future.

•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into single chip or package, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We will continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
•	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

•	OFDM and OFDMA-based technologies;

•	Our service applications platform, content delivery services and user interfaces;

•	Our Snapdragon platform to help create new CDMA-based connected computing products and drive connectivity beyond traditional wireless devices;

•	Our Gobi mobile data modems to provide worldwide CDMA-based embedded connectivity for existing computing platforms;

•	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

•	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We will continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of the litigation in which we are involved.

(1)	According to public reports made available at www.cdg.org.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers in their April 2009 reports.

(3)	As reported by operators Telstra, Telekom Austria, Starhub and CSL Limited.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.

Revenue Concentrations
     Revenues from customers in South Korea, China, Japan and the United States comprised 34%, 21%, 11% and 7%, respectively, of total consolidated revenues for the first six months of fiscal 2009, as compared to 35%, 22%, 16% and 10%, respectively, for the first six months of fiscal 2008. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. Combined revenues from customers in South Korea, Japan and the United States decreased as a percentage of total revenues, from 61% to 52%, primarily due to an increase in the relative mix of license fees and royalty revenues from licensees in Finland, Taiwan and Canada and shipments of integrated circuits to CDMA device manufacturers with locations in Canada.
Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008
     Revenues. Total revenues for the second quarter of fiscal 2009 were $2.46 billion, compared to $2.61 billion for the second quarter of fiscal 2008.
     Revenues from sales of equipment and services for the second quarter of fiscal 2009 were $1.41 billion, compared to $1.73 billion for the second quarter of fiscal 2008. Revenues from sales of integrated circuit products decreased $308 million, primarily due to a decrease of $339 million related to lower unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, caused by the contraction in CDMA-based channel inventory.
     Revenues from licensing and royalty fees for the second quarter of fiscal 2009 were $1.04 billion, compared to $881 million for the second quarter of fiscal 2008. The increase in revenues from licensing and royalty fees was primarily related to amounts received from Nokia in the second quarter of fiscal 2009 while no significant amounts were received in the second fiscal quarter of 2008. In addition, there was an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000.
     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2009 was $738 million, compared to $820 million for the second quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 52% for the second quarter of fiscal 2009, compared to 48% for the second quarter of fiscal 2008. The decrease in margin percentage in the second quarter of fiscal 2009 compared to fiscal 2008 was primarily attributable to a decrease in QCT gross margin relating to the net effects of product price reductions and increases in reserves for excess and obsolete inventory, partially offset by a decrease in average unit costs. Cost of equipment and services revenues in the second quarter of fiscal 2009 included $10 million in share-based compensation, compared to $9 million in the second quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the second quarter of fiscal 2009, research and development expenses were $604 million or 25% of revenues, compared to $553 million or 21% of revenues for the second quarter of fiscal 2008. The dollar increase was primarily attributable to a $39 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses for the second quarter of fiscal 2009 included share-based compensation and in-process research and development of $68 million and $6 million, respectively, compared to $60 million included in share-based compensation in the second quarter of fiscal 2008.

     Selling, General and Administrative Expenses. For the second quarter of fiscal 2009, selling, general and administrative expenses were $375 million or 15% of revenues, compared to $420 million or 16% of revenues for the second quarter of fiscal 2008. The dollar decrease was primarily attributable to a $22 million decrease in costs related to litigation and other legal matters and a $21 million decrease in other professional fees. Selling, general and administrative expenses for the second quarter of fiscal 2009 included share-based compensation of $62 million, compared to $61 million in the second quarter of fiscal 2008.
     Litigation Settlement. The second quarter of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which will result in the dismissal with prejudice of all litigation between the companies.
     Net Investment (Loss) Income. Net investment loss was $91 million for the second quarter of fiscal 2009, compared to net investment income of $93 million for the second quarter of fiscal 2008. The net decrease was comprised as follows (in millions):

	Three Months Ended
	March 29,	March 30,
	2009	2008	Change
Interest and dividend income	$121	$117	$4
Interest expense	(4)	(6)	2
Net realized gains on investments:
Corporate and other segments	—	13	(13)
QSI	—	24	(24)
Other-than-temporary losses on investments:
Corporate and other segments	(199)	(47)	(152)
QSI	(10)	(15)	5
Gains on derivative instruments	13	4	9
Equity in (losses) earnings of investees	(12)	3	(15)

	$(91)	$93	$(184)

     The increase in interest and dividend income on cash, cash equivalents and marketable securities was a result of higher average balances held by corporate and segments other than QSI. Other-than-temporary losses on marketable securities and the reduction in net realized gains on corporate investments related primarily to depressed securities values caused by a major disruption in U.S. and foreign financial markets including a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities.
     Net realized gains on QSI investments in the second quarter of fiscal 2008 were related to the sale of our investment in a wireless CDMA-based operator in Romania.
     Income Tax Expense. Income tax expense was $188 million for the second quarter of fiscal 2009, compared to $140 million for the second quarter of fiscal 2008. The effective tax rate for the second quarter of fiscal 2009 was negative 186%, as compared to 15% for the second quarter of fiscal 2008. In the second quarter of fiscal 2009, we recorded a $748 million pre-tax litigation settlement charge attributable to the Settlement and Patent License and Non-Assert Agreement with Broadcom with a discrete tax benefit computed at a rate less than the United States federal rate. In addition, we recorded a tax expense of $52 million to adjust net deferred tax assets primarily to reflect the future impact of California budget legislation enacted February 20, 2009.
     The estimated annual effective tax rate for fiscal 2009 is equal to the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate and 4% related to research and development tax credits, offset by the impact of an increase in valuation allowance related to capital losses of 10%, state taxes of approximately 5% and the revaluation of deferred items of 4%.

First Six Months of Fiscal 2009 Compared to First Six Months of Fiscal 2008
     Revenues. Total revenues for the first six months of fiscal 2009 were $4.97 billion, compared to $5.05 billion for the first six months of fiscal 2008. Revenues from two customers of our QCT, QTL and QWI segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 30% in aggregate of total consolidated revenues in the first six months of both fiscal 2009 and 2008.
     Revenues from sales of equipment and services for the first six months of fiscal 2009 were $2.84 billion, compared to $3.43 billion for the first six months of fiscal 2008. Revenues from sales of integrated circuit products decreased $562 million, primarily due to a decrease of $734 million related to lower unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, caused by the contraction in CDMA-based channel inventory. This decrease was partially offset by an increase of $123 million related to the net effects of changes in integrated circuit product mix and the average sales prices of such products.
     Revenues from licensing and royalty fees for the first six months of fiscal 2009 were $2.14 billion, compared to $1.62 billion for the first six months of fiscal 2008. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. In addition, revenues from licensing and royalties in the first six months of fiscal 2008 did not include any significant amounts from Nokia.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2009 was $1.49 billion, compared to $1.60 billion for the first six months of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 53% for the first six months of fiscal 2009, compared to 47% for the first six months of fiscal 2008. The decrease in margin percentage in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily attributable to a decrease in QCT gross margin relating to the net effects of product price reductions and increases in reserves for excess and obsolete inventory, partially offset by a decrease in average unit costs. Cost of equipment and services revenues in the first six months of fiscal 2009 included $20 million in share-based compensation, compared to $19 million in the first six months of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first six months of fiscal 2009, research and development expenses were $1.21 billion or 24% of revenues, compared to $1.06 billion or 21% of revenues for the first six months of fiscal 2008. The dollar increase was primarily attributable to a $116 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses in the first six months of fiscal 2009 included share-based compensation and in-process research and development of $137 million and $6 million, respectively, compared to $117 million and $2 million, respectively, in the first six months of fiscal 2008.
     Selling, General and Administrative Expenses. For the first six months of fiscal 2009, selling, general and administrative expenses were $789 million or 16% of revenues, compared to $808 million or 16% of revenues for the first six months of fiscal 2008. The dollar decrease was primarily attributable to a $34 million decrease in costs related to litigation and other legal matters and a $20 million decrease in other professional fees, partially offset by an $18 million increase in employee-related expenses and an $11 million increase in marketing expenses for FLO TV, including development funds, marketing research and promotional activities. Selling, general and administrative expenses in the first six months of fiscal 2009 included share-based compensation of $128 million, compared to $121 million in the first six months of fiscal 2008.
     Litigation Settlement. The first six months of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which will result in the dismissal with prejudice of all litigation between the companies.

     Net Investment (Loss) Income. Net investment loss was $385 million for the first six months of fiscal 2009, compared to net investment income of $265 million for the first six months of fiscal 2008. The net decrease was comprised as follows (in millions):

	Six Months Ended
	March 29,	March 30,
	2009	2008	Change
Interest and dividend income:
Corporate and other segments	$255	$269	$(14)
QSI	1	1	—
Interest expense	(7)	(13)	6
Net realized (losses) gains on investments:
Corporate and other segments	(38)	83	(121)
QSI	5	35	(30)
Other-than-temporary losses on investments:
Corporate and other segments	(586)	(104)	(482)
QSI	(15)	(15)	—
Gains on derivative instruments	13	6	7
Equity in (losses) earnings of investees	(13)	3	(16)

	$(385)	$265	$(650)

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
     Net realized gains on QSI investments in the first six months of fiscal 2008 related primarily to the sale of our investment in a wireless CDMA-based operator in Romania.
     Income Tax Expense. Income tax expense was $298 million for the first six months of fiscal 2009, compared to $303 million for the first six months of fiscal 2008. The effective tax rate was 85% for the first six months of fiscal 2009, compared to 17% for the first six months of fiscal 2008. The annual effective tax rate is estimated to be 35% for fiscal 2009, compared to the annual effective rate of 17% for fiscal 2008. The 85% effective tax rate recorded in the first six months of fiscal 2009 was higher than the estimated annual effective tax rate for fiscal 2009 due to the effect of discrete items recorded in the first six months of fiscal 2009, primarily the litigation settlement charge attributable to the Settlement and Patent License and Non-Assert Agreement with Broadcom with a discrete tax benefit computed at a rate less than the United States federal rate and the revaluation of net deferred tax assets to reflect changes in California law.
     The estimated annual effective tax rate for fiscal 2009 is equal to the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate and 4% related to research and development tax credits, offset by the impact of an increase in valuation allowance related to capital losses of 10%, state taxes of approximately 5% and the revaluation of net deferred items of 4%.
     Deferred tax assets, net of valuation allowance, increased from September 28, 2008 to March 29, 2009 primarily due to changes in unrealized marketable securities gains and losses. We can only use realized capital losses to offset realized capital gains. Based upon our assessment of when capital gains and losses will be realized, we estimate that our future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through March 29, 2009. In fiscal 2009, we expect to provide an additional $333 million valuation allowance for the portion of deferred tax assets related to capital losses that we estimate are not likely to be realized. In the six months ended March 29, 2009, we recorded additional valuation allowance of $112 million as an increase in other comprehensive loss. The remainder of the increase in the valuation allowance will be recorded as a component of the income tax provision for fiscal 2009, a portion of which was recorded in the six months ended March 29, 2009. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to our valuation allowance based on changes to our forecast of capital gains in future years are reflected in the period the change is made.

Our Segment Results for the Second Quarter of Fiscal 2009 Compared to the Second Quarter of Fiscal 2008
     The following should be read in conjunction with the second quarter financial results of fiscal 2009 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Segment Information.”
     QCT Segment. QCT revenues for the second quarter of fiscal 2009 were $1.32 billion, compared to $1.62 billion for the second quarter of fiscal 2008. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.27 billion for the second quarter of fiscal 2009, compared to $1.58 billion for the second quarter of fiscal 2008. The decrease in equipment and services revenues resulted primarily from a decrease of $339 million related to lower unit shipments, caused by the contraction in CDMA-based channel inventory. Approximately 69 million MSM integrated circuits were sold during the second quarter of fiscal 2009, compared to approximately 85 million for the second quarter of fiscal 2008.
     QCT’s earnings before taxes for the second quarter of fiscal 2009 were $217 million, compared to $427 million for the second quarter of fiscal 2008. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 17% in the second quarter of fiscal 2009, compared to 26% in the second quarter of fiscal 2008. The decrease in operating margin percentage was primarily due to the combined effect of increased research and development expenses while revenues declined and the net effects of product price reductions and increases in reserves for excess and obsolete inventory, partially offset by a decrease in average unit costs, on the gross margin percentage.
     QTL Segment. QTL revenues for the second quarter of fiscal 2009 were $954 million, compared to $795 million for the second quarter of fiscal 2008. QTL’s earnings before taxes for the second quarter of fiscal 2009 were $839 million, compared to $684 million for the second quarter of fiscal 2008. QTL’s operating margin percentage was 86% in both the second quarter of fiscal 2009 and the second quarter of fiscal 2008. The increase in revenues from licensing and royalty fees was primarily related to amounts received from Nokia in the second quarter of fiscal 2009 while no significant amounts were received in the second fiscal quarter of 2008. In addition, there was an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. The increases in earnings before taxes and operating margin percentage were primarily attributable to the increase in revenues.
     QWI Segment. QWI revenues for the second quarter of fiscal 2009 were $176 million, compared to $194 million for the second quarter of fiscal 2008. Revenues decreased primarily due to a $16 million decrease in QES revenues and a $4 million decrease in QIS revenues. The decrease in QES revenues was primarily attributable to a $10 million decrease in revenues from hardware product sales, including a $2 million decrease related to reduced business with Globalstar. The decrease in revenues from QES hardware product sales is due to an 8,000-unit reduction, or 43%, decrease in the number of units shipped. The decrease in QIS revenues was primarily attributable to a $10 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures, partially offset by a $6 million increase in QChat revenues resulting from a software release.
     QWI’s earnings before taxes for the second quarter of fiscal 2009 were $25 million, compared to less than $1 million for the second quarter of fiscal 2008. QWI’s operating margin percentage was 15% in the second quarter of fiscal 2009, compared to less than 1% in the second quarter of fiscal 2008. The increase in QWI’s earnings before taxes and operating margin percentage was primarily attributable to a decrease in research and development and selling, general and administrative expenses at QES and QIS.
     QSI Segment. QSI revenues for the second quarter of fiscal 2009 were $8 million, compared to $2 million for the second quarter of fiscal 2008. QSI’s loss before taxes for the second quarter of fiscal 2009 was $102 million, compared to $63 million for the second quarter of fiscal 2008. QSI’s losses before taxes increased by $39 million primarily due to a $34 million increase in net investment losses and a $5 million increase in our FLO TV subsidiary’s loss before taxes comprised primarily of an increase of $8 million in cost of equipment and services revenues.

Our Segment Results for the First Six Months of Fiscal 2009 Compared to the First Six Months of Fiscal 2008
     The following should be read in conjunction with the first six months financial results of fiscal 2009 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information.”
     QCT Segment. QCT revenues for the first six months of fiscal 2009 were $2.65 billion, compared to $3.19 billion for the first six months of fiscal 2008. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $2.55 billion for the first six months of fiscal 2009, compared to $3.11 billion for the first six months of fiscal 2008. The decrease in equipment and services revenues resulted primarily from a decrease of $734 million related to lower unit shipments, caused by the contraction in CDMA-based channel inventory. This decrease was partially offset by an increase of $123 million related to the net effects of changes in product mix and the average sales prices of such products. Approximately 132 million MSM integrated circuits were sold during the first six months of fiscal 2009, compared to approximately 163 million for the first six months of fiscal 2008.
     QCT’s earnings before taxes for the first six months of fiscal 2009 were $385 million, compared to $897 million for the first six months of fiscal 2008. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 15% in the first six months of fiscal 2009, compared to 28% in the first six months of fiscal 2008. The decrease in operating margin percentage was primarily due to the combined effect of increased research and development expenses while revenues declined and the net effects of product price reductions and increases in reserves for excess and obsolete inventory, partially offset by a decrease in average unit costs, on the gross margin percentage.
     QTL Segment. QTL revenues for the first six months of fiscal 2009 were $1.96 billion, compared to $1.45 billion for the first six months of fiscal 2008. QTL’s earnings before taxes for the first six months of fiscal 2009 were $1.71 billion, compared to $1.22 billion for the first six months of fiscal 2008. QTL’s operating margin percentage was 86% in the first six months of fiscal 2009, compared to 85% in the first six months of fiscal 2008. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. In addition, QTL revenues from licensing and royalties in the first six months of fiscal 2008 did not include any significant amounts from Nokia. The increases in earnings before taxes and operating margin percentage were primarily attributable to the increase in revenues.
     QWI Segment. QWI revenues for the first six months of fiscal 2009 were $346 million, compared to $405 million for the first six months of fiscal 2008. Revenues decreased primarily due to a $41 million decrease in QES revenues and a $16 million decrease in QIS revenues. The decrease in QES revenues was primarily attributable to a $29 million decrease in revenues from hardware product sales, including a $9 million decrease related to reduced business with Globalstar. The decrease in revenues from QES hardware product sales is due to a 30,000-unit reduction, or 55%, in the number of units shipped. The decrease in QIS revenues was primarily attributable to a $16 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures.
     QWI’s earnings before taxes for the first six months of fiscal 2009 were $28 million, compared to $24 million for the first six months of fiscal 2008. QWI’s operating margin percentage was 8% and 6% in the first six months of fiscal 2009 and the first six months of fiscal 2008, respectively. The increase in QWI’s earnings before taxes was primarily due to a decrease in QIS research and development and selling, general and administrative expenses. The increase in QWI’s operating margin percentage was primarily attributable to the improvements in QIS and QES gross margin percentages as a result of cost containment measures.
     QSI Segment. QSI revenues for the first six months of fiscal 2009 were $13 million, compared to $4 million for the first six months of fiscal 2008. QSI’s loss before taxes for the first six months of fiscal 2009 was $200 million, compared to $117 million for the first six months of fiscal 2008. QSI’s losses before taxes increased by $83 million primarily due to a $45 million increase in net investment losses (unrelated to FLO TV) and a $34 million increase in our FLO TV subsidiary’s loss before taxes, primarily comprised of an increase of $22 million in cost of equipment and services revenues and a $16 million increase in selling, general and administrative expenses.

Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $14.0 billion at March 29, 2009, an increase of $2.7 billion from September 28, 2008. Our cash, cash equivalents and marketable securities at March 29, 2009 consisted of $6.3 billion held domestically with the remaining balance of $7.7 billion held by foreign subsidiaries. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $4.8 billion during the first six months of fiscal 2009, compared to $1.8 billion during the first six months of fiscal 2008 primarily due to collection of the $2.5 billion trade receivable related to the new license and settlement agreements completed with Nokia in September 2008.
     During the first six months of fiscal 2009, we repurchased and retired 8,920,000 shares of our common stock for $284 million. At March 29, 2009, approximately $1.7 billion remained authorized for repurchases under our stock repurchase program. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
     We announced dividends totaling $264 million, or $0.16 per share, during the second quarter of fiscal 2009, which were paid on March 27, 2009. On April 8, 2009, we announced a cash dividend of $0.17 per share on our common stock, payable on June 26, 2009 to stockholders of record as of May 29, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Since September 2007, there has been a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. At March 29, 2009, gross unrealized gains on marketable securities were $169 million and gross unrealized losses were $1.1 billion. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our relative weighting of these factors is reassessed when market or economic conditions change. In the first quarter of fiscal 2009, due to further disruption in the credit and financial markets, we performed a reassessment. For equity securities, in response to increased volatility in the market, we evaluated the duration of declines and probability of recovery based on these factors, as well as additional analysis of the expected volatility for the securities over the near term. At March 29, 2009, our analyses of the severity and duration of price declines, market research, industry reports, economic forecasts and the specific circumstances of issuers indicate that it is reasonable to expect marketable securities with unrealized losses to recover up to our cost bases within a reasonable period of time. Further, we have the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable time for all equity securities, all funds and most debt securities. For certain debt securities, we intend to hold the securities for a longer period in order to recover the loss, which could be until maturity. As a result, we do not believe the decline in the fair value of our marketable securities will materially affect our liquidity.
     At March 29, 2009, we classified our auction rate securities with recorded values of $171 million as noncurrent assets due to a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers. However, a failed auction does not represent a default by the issuer of the underlying security. Our auction rate securities are predominantly rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. The cash values of our auction rate securities, which are held by a foreign subsidiary, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the securities are called by the issuer or the underlying securities have been prepaid or have matured. Due to the combined strength of our significant cash, short-term investments and operating cash flows, we do not anticipate the current illiquidity of auction rate securities to affect our operating plans.
     Accounts receivable decreased approximately 15% during the second quarter of fiscal 2009. Days sales outstanding, on a consolidated basis, were 29 days at March 29, 2009 compared to 33 days at December 28, 2008. The decreases in accounts receivable and the related days sales outstanding were primarily due to the net effects of the timing of cash payments related to certain customers and licensees and the extension of certain payment terms.

     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $1.2 billion in the first six months of fiscal 2009 and $2.3 billion in fiscal 2008, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Capital expenditures were $468 million in the first six months of fiscal 2009 and $1.4 billion in fiscal 2008. Our purchase obligations for the remainder of fiscal 2009 and for fiscal 2010, some of which relate to research and development activities and capital expenditures, totaled $660 million and $235 million, respectively, at March 29, 2009. Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay $891 million, of which $200 million will be paid in our quarter ending June 28, 2009 and the remainder will be paid ratably through April 2013. Cash used for strategic investments and acquisitions, net of cash acquired, was $40 million in the first six months of fiscal 2009 and $298 million in fiscal 2008, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Our consolidated balance sheet at March 29, 2009 includes a $276 million noncurrent liability for uncertain tax positions, of which $227 million may result in cash payment. While the current IRS audit, covering fiscal 2005, 2006 and 2007, is expected to be completed by August 2009, we are not updating the disclosures in our long-term contractual obligations table presented in our 2008 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the taxing authorities.
     Additional information regarding our financial commitments at March 29, 2009 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 5 — Income Taxes” and “Note 7 — Commitments and Contingencies.”
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
     FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted FAS 157 for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. We are in the process of determining the effects, if any, FAS 157’s application to such nonfinancial assets and liabilities will have on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for our third quarter of fiscal 2009, as we have not elected to early adopt either FSP. We are in the process of determining the effects, if any, the adoption of both FSPs will have on our consolidated financial statements.

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
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE or WiMAX as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX standards and have granted royalty-bearing licenses to eight companies to make and sell products implementing those standards (including Nokia and another major handset OEM), we might not achieve the same royalty revenues on such LTE or WiMAX deployments as on CDMA-based deployments, and we might not achieve the same level of success in selling LTE or WiMAX products as we have in CDMA-based products.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused and could continue to cause a downturn in the market for our products or technology. The continuing financial disruption affecting the banking system and financial markets and the concern as to whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. In addition to the current impact on the value of our marketable securities, there have been and could continue to be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results. The continuing credit crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; the inability of our customers to obtain credit to finance purchases of our products; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us and/or cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; a slowdown in global economies which could result in lower consumer demand for CDMA-based products; counterparty failures negatively impacting our treasury operations; increased impairments of our investments; and the inability to utilize federal and/or state capital loss carryovers. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities, changes in interest rates and changes in fair values of derivative instruments. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings. At March 29, 2009, gross unrealized losses on marketable securities were $1.1 billion, which could be recognized into earnings in future periods if market conditions do not improve.
     Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated customers or licensees, both domestically and internationally; our ability to develop, introduce and market new technology, products and services on a timely basis; management of inventory by us and our customers and their customers in response to shifts in market demand; changes in the mix of technology and products developed, licensed, produced and sold; seasonal customer demand; disputes with our customers and licensees; and other factors described elsewhere in this Quarterly Report and in these risk factors.
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
     We believe the continuing global economic conditions caused a contraction in the channel inventory and have resulted and could continue to result in lower consumer demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.

     During the first six months of fiscal 2009, 66% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 73% during the first six months of fiscal 2008, respectively. During fiscal 2008, 70% of our revenues were from customers and licensees based in South Korea, Japan and China, as compared to 69% during fiscal 2007. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve could materially harm our business. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
Our four largest customers accounted for 49% and 41% of consolidated revenues in the first six months of fiscal 2009 and 2008, respectively, and 43% and 34% of total consolidated revenues in fiscal 2008 and 2007, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from four major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value added features which drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;

•	general economic conditions; and

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate.

We derive a significant portion of our royalty revenues in our QTL segment from a limited number of licensees and our future success depends on the ability of our licensees to obtain market acceptance for their products.
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 165 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties, and on April 26, 2009, we entered into an agreement with Broadcom in which Broadcom agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, although Nokia has withdrawn its complaint and Broadcom will withdraw its complaint, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. We understand that two

U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the KFTC alleging that our business practices are, in some way, a violation of South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to our integration of multimedia solutions into our chipsets, rebates and discounts provided to our chipset customers and of certain licensing practices. The Case Examiner’s report does not indicate what specific remedies may be sought, although cases brought against other technology companies have involved requests of fines and modification of business practices by the KFTC. We will respond to the Case Examiner’s report and will present our defense at a hearing before the KFTC Commissioners. It is contemplated that the KFTC will adjudicate this matter during the next 12 months. We would have the right to appeal to the South Korean courts, if necessary. As a result of the Settlement and Patent License and Non-Assert Agreement, Broadcom will withdraw its complaint to the KFTC, although the case remains active. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but have submitted certain requested information and documents to the JFTC regarding the non-assert, cross-licensing and royalty provisions in our license agreements and BREW agreements. We believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations could be expensive and time consuming to address, divert management attention from our business and harm our reputation. An adverse final determination on these charges could have a significant negative impact on our business, including our revenues and/or earnings.
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

     This competition may result in increased development costs and reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products as evidenced by the recent success of feature rich, data capable devices (e.g. iPhone and Blackberry Storm) there is no guarantee that such mitigation will continue to occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
     Companies that promote non-CDMA technologies (e.g. GSM, WiMAX) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Infineon, Intel, Mediatek, NEC, nVidia, Renesas, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will begin to offer and sell products based on 3G standards, LTE and WiMAX. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment, which offers practical accessibility to a product’s source code. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $376 million in assets (including $133 million in goodwill) at March 29, 2009. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.

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

     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were 93% and 90% in the first six months of fiscal 2009 and 2008, respectively, and 91% and 87% in fiscal 2008 and 2007, respectively. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free);

•	challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, loans and employment.
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.

•	Our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we increase our presence in existing markets or expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, and they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors, may become more expensive in U.S. dollars.

•	Strengthening currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Weakening currency values in selected regions may adversely affect the value of our marketable securities issued in foreign markets.

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
FLO TV does not fully control promotional activities necessary to stimulate demand for our services.
     Our FLO TV business is a wholesale provider of a mobile entertainment and information service to our wireless operator partners. As such, we do not set the retail price of our service to the consumer, nor do we directly control all of the marketing and promotion of the service to the wireless operator’s subscriber base. Therefore, we are dependent upon our wireless operator partners to price, market and otherwise promote our service to the end users. If our wireless operator partners do not effectively price, market and otherwise promote the service to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our FLO TV and Firethorn businesses, respectively.
     Consumer acceptance of the services our FLO TV and Firethorn businesses offer is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our FLO TV business that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base and place us at a competitive disadvantage. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences.
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
Our QES and FLO TV businesses depend on the availability of satellite and other networks.
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

     Our FLO TV network and systems currently operate in the United States market on a leased Ku-band satellite transponder. Our primary program content and data distribution satellite transponder lease runs through December 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure), which we believe will provide sufficient transponder capacity for our United States FLO TV service through fiscal 2012. Additionally, our FLO TV transmitter sites are monitored and controlled by a variety of terrestrial-based data circuits relying on various terrestrial and satellite communication networks operated by third parties. A failure to maintain adequate satellite capacity or the unavailability or nonperformance of the terrestrial-based network systems could have an adverse effect on our business and operating results.
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
     Data transmissions for QES operations are formatted and processed at the Network Management and Data Center in San Diego, California, with a redundant backup Network Management and Data Center located in Las Vegas, Nevada. Content from third parties for FLO TV operations is received, processed and retransmitted at the Broadcast Operations Center in San Diego, California. Certain BREW products and services provided by our QIS operations are hosted at the Network Operations Center in San Diego, California with a fully redundant backup Network Operations Center located in Las Vegas, Nevada. The centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
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
     At March 29, 2009, we had authority to repurchase up to $1.7 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55) covering the entire nation and spectrum referred to as Block E in the Lower 700 MHz Band (also known as TV Channel 56) covering five economic areas on the east and west coasts for use in our FLO TV business. In addition, we hold licenses for the spectrum referred to as B Block in the Lower 700 MHz Band for use initially in our various research and development initiatives. In using the licensed spectrum, we are regulated by the FCC pursuant to the terms of our licenses and the Federal Communications Act of 1934, as amended, and pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings relating to our FLO TV service or our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. In 2006, the U.S. Congress enacted a law requiring television stations to vacate TV channels 52 to 69 and to transition from analog to digital transmission by February 17, 2009. In February 2009, Congress passed a bill to postpone that date to June 12, 2009. The postponement of the DTV transition date has delayed FLO TV’s ability to launch its service in certain markets and from expanding its coverage in other existing markets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2008 Annual Report on Form 10-K. At March 29, 2009, there have been no other material changes to the market risks described at September 28, 2008 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2009	2010	2011	2012	2013	Thereafter	Maturity	Total

Fixed interest-bearing securities:
Cash equivalents	$426	$—	$—	$—	$—	$—	$—	$426
Interest rate	1.4%
Available-for-sale securities:
Investment grade	$565	$619	$702	$375	$85	$248	$1,281	$3,875
Interest rate	3.0%	3.5%	4.0%	4.2%	5.4%	7.0%	4.6%
Non-investment grade	$22	$15	$29	$64	$78	$491	$6	$705
Interest rate	6.3%	9.8%	11.7%	8.9%	8.7%	10.2%	3.3%

Floating interest-bearing securities:
Cash equivalents	$3,272	$—	$—	$—	$—	$—	$—	$3,272
Interest rate	0.6%
Available-for-sale securities:
Investment grade	$359	$724	$427	$129	$—	$157	$529	$2,325
Interest rate	1.9%	1.9%	1.9%	1.6%		8.6%	4.8%
Non-investment grade	$6	$19	$46	$78	$135	$272	$698	$1,254
Interest rate	3.5%	7.5%	7.3%	7.3%	7.1%	8.4%	5.3%
          Cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Market Risk. Since September 2007, there has been a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed security values and widening credit spreads in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities. We do not have material direct investments in the lowest credit quality, or subprime, mortgages, nor do we have investments collateralized by assets that include subprime mortgages. We have indirect exposure to subprime mortgages to the extent of our investments in large, diversified financial companies, commercial banks, insurance companies and public/private investments funds that participate or invest in subprime mortgage loans, mortgage insurance or loan servicing, which could impact the fair values of our securities. At March 29, 2009, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks and other securities that have been affected by these credit market concerns and had temporary gross unrealized losses of $443 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     Equity Price Risk. The continuing major disruption in U.S. and foreign credit and financial markets caused increased volatility in the fair values of our equity securities and equity mutual and exchange-traded fund shares. We have a diversified marketable securities portfolio that includes equities held by mutual and exchange-traded fund shares that are subject to equity price risk. The recorded values of marketable equity securities decreased to $1.07 billion at March 29, 2009 from $1.34 billion at September 28, 2008. The recorded values of equity mutual and exchange-traded fund shares decreased to $854 million at March 29, 2009 from $1.28 billion at September 28, 2008. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at March 29, 2009 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $192 million. At March 29, 2009, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were approximately $623 million.

     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At March 29, 2009, we had a net asset of $48 million related to foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products and a net asset of $13 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions, which could materially impact our results. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $24 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If the foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of approximately $46 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. At March 29, 2009, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our shares during the second quarter of fiscal 2009, we continue to evaluate repurchases under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on March 3, 2009. On the record date, 1,648,945,537 shares of our common stock were entitled to vote. At the meeting, 1,461,937,018 shares were represented in person or by proxy. Two proposals were considered.
Proposal 1:	Election of twelve directors to hold office until the 2010 Annual Meeting:

	For	Withheld
Barbara T. Alexander	1,455,133,175	6,803,843
Stephen M. Bennett	1,455,034,770	6,902,248
Donald G. Cruickshank	1,455,122,128	6,814,890
Raymond V. Dittamore	1,455,003,848	6,933,170
Thomas W. Horton	1,455,166,831	6,770,187
Irwin Mark Jacobs	1,441,329,820	20,607,198
Paul E. Jacobs	1,444,207,878	17,729,140
Robert E. Kahn	1,441,839,569	20,097,449
Sherry Lansing	1,454,958,604	6,978,414
Duane A. Nelles	1,442,830,711	19,106,307
Brent Scowcroft	1,440,342,928	21,594,090
Marc I. Stern	1,439,362,375	22,574,643
All of the foregoing candidates were elected, and each received affirmative votes from more than a majority of the outstanding shares.
Proposal 2:	Ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the Company’s fiscal year ending September 27, 2009. This proposal received the following votes:

For	Against	Abstain
1,436,801,198	24,328,213	807,607
The foregoing proposal was approved.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
Exhibits

3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
10.82	Amended and Restated Qualcomm Incorporated 2001 Employee Stock Purchase Plan. (4)
10.83	Amended and Restated Executive Retirement Matching Contribution Plan. (4)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2008.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: April 29, 2009