Form 10-Q
period 2009-06-28
QUALCOMM INC/DE
filed 2009-07-22
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 20, 2009, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,662,310,107

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 28,	September 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,721	$1,840
Marketable securities	6,159	4,571
Accounts receivable, net	943	4,038
Inventories	375	521
Deferred tax assets	286	289
Other current assets	247	464

Total current assets	11,731	11,723
Marketable securities	5,801	4,858
Deferred tax assets	822	830
Property, plant and equipment, net	2,311	2,162
Goodwill	1,512	1,517
Other intangible assets, net	3,138	3,104
Other assets	398	369

Total assets	$25,713	$24,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$561	$570
Payroll and other benefits related liabilities	459	406
Unearned revenues	447	394
Other current liabilities	905	921

Total current liabilities	2,372	2,291
Unearned revenues	3,528	3,768
Income taxes payable	263	227
Other liabilities	839	333

Total liabilities	7,002	6,619

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at June 28, 2009 and September 28, 2008	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,659 and 1,656 shares issued and outstanding at June 28, 2009 and September 28, 2008, respectively	—	—
Paid-in capital	7,988	7,511
Retained earnings	10,716	10,717
Accumulated other comprehensive income (loss)	7	(284)

Total stockholders’ equity	18,711	17,944

Total liabilities and stockholders’ equity	$25,713	$24,563

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues:
Equipment and services	$1,862	$1,867	$4,698	$5,295
Licensing and royalty fees	891	895	3,028	2,513

Total revenues	2,753	2,762	7,726	7,808

Operating expenses:
Cost of equipment and services revenues	864	889	2,357	2,493
Research and development	618	596	1,826	1,660
Selling, general and administrative	377	453	1,165	1,261
Litigation settlement (Note 8)	—	—	748	—

Total operating expenses	1,859	1,938	6,096	5,414

Operating income	894	824	1,630	2,394

Investment income (loss), net (Note 5):
Total other-than-temporary impairment losses	(124)	(83)	(725)	(202)
Noncredit portion of losses recognized in other comprehensive income	8	—	8	—

Net impairment losses recognized in earnings	(116)	(83)	(717)	(202)
Other investment income, net	206	141	421	526

Total investment income (loss), net	90	58	(296)	324

Income before income taxes	984	882	1,334	2,718
Income tax expense	(247)	(134)	(544)	(436)

Net income	$737	$748	$790	$2,282

Basic earnings per common share	$0.45	$0.46	$0.48	$1.40

Diluted earnings per common share	$0.44	$0.45	$0.47	$1.38

Shares used in per share calculations:
Basic	1,656	1,626	1,653	1,626

Diluted	1,675	1,654	1,668	1,654

Dividends per share announced	$0.17	$0.16	$0.49	$0.44

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28,	June 29,
	2009	2008
Operating Activities:
Net income	$790	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460	336
Revenues related to non-monetary exchanges	(86)	—
Non-cash portion of income tax expense	222	148
Non-cash portion of share-based compensation expense	436	393
Incremental tax benefit from stock options exercised	(54)	(310)
Net realized gains on marketable securities and other investments	(57)	(158)
Net impairment losses on marketable securities and other investments	717	202
Other items, net	(22)	1
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,691	(178)
Inventories	143	(142)
Other assets	(17)	35
Trade accounts payable	(8)	(4)
Payroll, benefits and other liabilities	737	12
Unearned revenues	(101)	(50)

Net cash provided by operating activities	5,851	2,567

Investing Activities:
Capital expenditures	(617)	(983)
Purchases of available-for-sale securities	(6,497)	(4,944)
Proceeds from sale of available-for-sale securities	3,606	5,548
Cash received for partial settlement of investment receivables	349	—
Other investments and acquisitions, net of cash acquired	(47)	(283)
Change in collateral held under securities lending	173	95
Other items, net	6	30

Net cash used by investing activities	(3,027)	(537)

Financing Activities:
Proceeds from issuance of common stock	276	700
Incremental tax benefit from stock options exercised	54	310
Dividends paid	(810)	(716)
Repurchase and retirement of common stock	(285)	(1,670)
Change in obligations under securities lending	(173)	(95)

Net cash used by financing activities	(938)	(1,471)

Effect of exchange rate changes on cash	(5)	—

Net increase in cash and cash equivalents	1,881	559
Cash and cash equivalents at beginning of period	1,840	2,411

Cash and cash equivalents at end of period	$3,721	$2,970

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 28, 2008 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and nine-month periods ended June 28, 2009 and June 29, 2008 both included 13 weeks and 39 weeks, respectively.
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
     The Company evaluated subsequent events through July 22, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
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
     Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Actively traded available-for-sale securities are stated at fair value as determined by the security’s most recently traded price at the balance sheet date. If securities are not actively traded, fair value is determined using other valuation techniques, such as matrix pricing. The net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss), net of income tax. The realized gains and losses on marketable securities are determined using the specific identification method.
     When assessing whether an other-than-temporary decline in value exists, the Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general, analyst recommendations and price targets, views of external investment managers, news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.
     In April 2009, the Financial Accounting Standards Board (FASB) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Effective in the third quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the third quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities.
     When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings. The difference between the new cost basis and cash flows expected to be collected is accreted to investment income (loss) over the remaining expected life of the security.
     Securities that are accounted for as equity securities include investments in common stock, equity mutual and exchange-traded funds and debt mutual funds. For equity securities, the Company considers the loss relative to the expected volatility and the likelihood of recovery over a reasonable period of time. If events and circumstances indicate that a decline in the value of an equity security has occurred and is other-than-temporary, the Company records a charge to investment income (loss). Additionally, if the Company has either the intent to sell the security or does not have the ability to hold the equity security until its anticipated recovery, the Company records a charge to investment income (loss).
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 28, 2009 were 18,781,000 and 15,114,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 29, 2008 were 28,061,000 and 27,656,000, respectively.
     Employee stock options to purchase approximately 134,515,000 and 149,528,000 shares of common stock during the three months and nine months ended June 28, 2009, respectively, and employee stock options to purchase approximately 89,552,000 and 110,702,000 shares of common stock during the three months and nine months ended June 29, 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net income	$737	$748	$790	$2,282

Other comprehensive income (loss):
Foreign currency translation	28	(1)	(32)	8
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	97	—	97	—
Net unrealized gains (losses) on other marketable securities and derivative instruments, net of income taxes	665	32	(283)	(336)
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes	(85)	(20)	(59)	(75)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	97	43	587	105

Total other comprehensive income (loss)	802	54	310	(298)

Total comprehensive income	$1,539	$802	$1,100	$1,984

     Accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 28,	September 28,
	2009	2008
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$33	$—
Net unrealized gains (losses) on other marketable securities, net of income taxes	14	(291)
Net unrealized gains on derivative instruments, net of income taxes	7	22
Foreign currency translation	(47)	(15)

	$7	$(284)

     At June 28, 2009, accumulated other comprehensive income includes $56 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Cost of equipment and services revenues	$11	$10	$30	$29
Research and development	72	64	209	182
Selling, general and administrative	68	65	197	185

Share-based compensation expense before income taxes	151	139	436	396
Related income tax benefit	(24)	(45)	(66)	(128)

Share-based compensation expense, net of income taxes	$127	$94	$370	$268

     The Company recorded $68 million and $83 million in share-based compensation expense during the nine months ended June 28, 2009 and June 29, 2008, respectively, related to share-based awards granted during those

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
periods. In addition, for the nine months ended June 28, 2009 and June 29, 2008, $54 million and $310 million, respectively, was reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At June 28, 2009, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.6 billion, which is expected to be recognized over a weighted-average period of 3.5 years. Net stock options, after forfeitures and cancellations, granted during the nine months ended June 28, 2009 and June 29, 2008 represented 2.2% and 2.7%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended June 28, 2009 and June 29, 2008 represented 2.4% and 3.0%, respectively, of outstanding shares as of the end of each fiscal period.
     Future Accounting Requirements. In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective for the Company’s fiscal 2010 beginning September 28, 2009. The Company is in the process of determining the effects, if any, the adoption of the guidance will have on its consolidated financial statements.
     The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provisions related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company is in the process of determining the effects, if any, of the guidance’s application to such nonfinancial assets and liabilities will have on its consolidated financial statements.
Note 2 — Fair Value Measurements
     Effective September 29, 2008, the first day of the Company’s fiscal year 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:
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
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,232	$308	$—	$3,540
Marketable securities	2,102	9,650	208	11,960
Derivative instruments	—	68	—	68
Other investments (1)	105	—	—	105

Total assets measured at fair value	$5,439	$10,026	$208	$15,673

Liabilities
Derivative instruments	$—	$52	$—	$52
Other liabilities (1)	105	—	—	105

Total liabilities measured at fair value	$105	$52	$—	$157

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Derivative instruments include foreign currency option contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models which are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.
     The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy for the three months and nine months ended June 28, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	June 28, 2009	June 28, 2009
	(In millions)
Beginning balance of Level 3 marketable securities	$198	$211
Total realized and unrealized (losses) gains:
Included in investment income (loss), net	(1)	(9)
Included in other comprehensive income	18	9
Purchases, sales and settlements	(10)	(21)
Transfers into (out of) Level 3, net	3	18

Ending balance of Level 3 marketable securities	$208	$208

     The Company measures certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months and nine months ended June 28, 2009, the Company recorded $4 million and $13 million, respectively, in other-than-temporary impairments on such assets, which were based on fair value measurements classified within Level 3 of the valuation hierarchy.
Note 3 — Marketable Securities

	Current		Noncurrent
	June 28,	September 28,	June 28,	September 28,
	2009	2008	2009	2008
	(In millions)		(In millions)
Available-for-sale:
U.S. Treasury securities and government-related securities	$1,152	$514	$—	$—
Corporate bonds and notes	3,354	3,296	836	175
Mortgage- and asset-backed securities	687	499	22	—
Auction rate securities	—	—	181	186
Non-investment-grade debt securities	26	23	2,403	2,030
Equity securities	107	150	1,142	1,187
Equity mutual funds and exchange-traded funds	—	—	1,009	1,280
Debt mutual funds	833	89	208	—

	$6,159	$4,571	$5,801	$4,858

     Marketable securities in the amount of $1 million and $169 million at June 28, 2009 and September 28, 2008, respectively, were loaned under the Company’s securities lending program.
     As of June 28, 2009, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$1,991	$3,715	$834	$381	$2,781	$9,702

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gross	Gross
	Realized	Realized	Net Realized
	Gains	Losses	Gains
For the three months ended
June 28, 2009	$95	$(5)	$90
June 29, 2008	63	(24)	39

For the nine months ended
June 28, 2009	$127	$(70)	$57
June 29, 2008	225	(94)	131
     Available-for-sale securities were comprised as follows (in millions):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 28, 2009
Equity securities	$2,440	$138	$(320)	$2,258
Debt securities	9,545	286	(129)	9,702

	$11,985	$424	$(449)	$11,960

September 28, 2008
Equity securities	$2,810	$90	$(283)	$2,617
Debt securities	6,966	12	(166)	6,812

	$9,776	$102	$(449)	$9,429

     In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The new guidance was effective for the Company’s third quarter of fiscal 2009 and resulted in a net after-tax increase to retained earnings and a corresponding decrease to accumulated other comprehensive income (loss) of $19 million primarily for the portion of other-than-temporary impairments recorded in earnings in previous periods on securities in the Company’s portfolio at March 30, 2009 that are related to factors other than credit and would not have been required to be recognized in earnings had the new guidance been effective for those periods.
     The following tables show the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 28, 2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$798	$(9)	$325	$(13)
Mortgage- and asset-backed securities	32	(2)	51	(3)
Auction rate securities	73	(2)	108	(4)
Non-investment-grade debt securities	491	(47)	280	(34)
Equity securities	497	(76)	51	(15)
Equity mutual funds and exchange-traded funds	564	(189)	110	(40)
Debt mutual funds	668	(15)	1	—

	$3,123	$(340)	$926	$(109)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 28, 2008
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and government-related securities	$375	$(2)	$—	$—
Corporate bonds and notes	1,524	(46)	219	(9)
Mortgage- and asset-backed securities	271	(10)	8	—
Auction rate securities	186	(8)	—	—
Non-investment-grade debt securities	864	(78)	87	(9)
Equity securities	784	(115)	6	(1)
Equity mutual funds and exchange-traded funds	1,229	(167)	—	—
Debt mutual funds	86	(4)	—	—

	$5,319	$(430)	$320	$(19)

     The unrealized losses on the Company’s investments in marketable securities have been caused primarily by a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed securities values in most types of securities, including investment- and non-investment-grade debt obligations, mortgage- and asset-backed securities, equity securities, equity mutual and exchanged-traded funds and debt mutual funds. Securities with losses that the Company determined to be other-than-temporary were recorded at fair value or, in the case of certain debt securities, the present value of expected cash flows. At June 28, 2009, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary. Further, for equity securities, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities.
     The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts (in millions).

Balance at March 29, 2009	$—
Credit losses remaining in retained earnings upon adoption	186
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	13
Reductions in credit losses related to securities sold	(3)
Reductions in credit losses related to previously impaired securities that the Company intends to sell	(4)

Balance at June 28, 2009	$194

Note 4 — Composition of Certain Financial Statement Items
     Accounts Receivable.

	June 28,	September 28,
	2009	2008
	(In millions)
Trade, net of allowances for doubtful accounts of $43 and $38, respectively	$890	$3,583
Long-term contracts	37	33
Investment receivables	—	412
Other	16	10

	$943	$4,038

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Trade accounts receivable at September 28, 2008 included a $2.5 billion licensing receivable that was paid in October 2008. Investment receivables at September 28, 2008 primarily related to amounts due for redemptions of money market investments for which the Company received partial payment in the nine months ended June 28, 2009. The remaining $48 million net receivable for such redemptions was classified as an other noncurrent asset at June 28, 2009 due to the uncertainty regarding the timing of distributions.
     Property, Plant and Equipment.

	June 28,	September 28,
	2009	2008
	(In millions)
Land	$187	$183
Buildings and improvements	1,355	1,287
Computer equipment	988	932
Machinery and equipment	1,358	1,184
Furniture and office equipment	63	59
Leasehold improvements	332	206

	4,283	3,851
Less accumulated depreciation and amortization	(1,972)	(1,689)

	$2,311	$2,162

     The gross book values of property under capital leases included in buildings and improvements totaled $170 million and $140 million at June 28, 2009 and September 28, 2008, respectively. Capital lease additions were $8 million and $32 million during the three months and nine months ended June 28, 2009, respectively, and $18 million and $32 million during the three months and nine months ended June 29, 2008, respectively.
Note 5 — Investment Income (Loss), Net

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In millions)		(In millions)
Interest and dividend income	$132	$108	$389	$378
Interest expense	(8)	(4)	(16)	(17)
Net realized gains on marketable securities	90	39	57	131
Net realized gains on other investments	—	—	—	27
Net other-than-temporary losses on marketable securities	(112)	(71)	(704)	(175)
Other-than-temporary losses on other investments	(4)	(12)	(13)	(27)
(Losses) gains on derivative instruments	(7)	—	5	6
Equity in (losses) earnings of investees	(1)	(2)	(14)	1

	$90	$58	$(296)	$324

Note 6 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 33% for fiscal 2009, compared to the 17% effective income tax rate in fiscal 2008. The 2009 annual effective rate includes the impact of recording a $748 million pre-tax litigation settlement charge (Note 8) in the second fiscal quarter with a discrete tax benefit computed at a rate less than the United States federal rate and tax expense of $140 million to adjust net deferred tax assets to reflect the future impact of California budget legislation enacted February 20, 2009. The effective tax rate for the third quarter of fiscal 2009 was 25% as compared to the 33% estimated annual effective tax rate.
     The estimated annual effective tax rate for fiscal 2009 of 33% is less than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate and 5% related to research and development tax credits, offset by the impact of an increase in valuation

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
allowance related to capital losses of 11%, the revaluation of deferred items of 6% and state taxes of approximately 5%. The fiscal 2008 rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate and the generation of research and development credits, partially offset by state taxes and an increase in the valuation allowance.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to fiscal 2005. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2005, 2006 and 2007, which is anticipated to be completed by August 2009. The U.S. income tax return for fiscal 2008 will be examined by the IRS in limited scope, and this examination is expected to be completed no later than May 2010. The Company is participating in the IRS Compliance Assurance Program, whereby the IRS and the Company endeavor to agree on the treatment of all issues in the fiscal 2009 tax return prior to the return being filed. The Company is subject to examination by the California Franchise Tax Board for fiscal 2003 through 2007 and is currently under examination for fiscal 2003, 2004 and 2005. The Company is also subject to income taxes in many state and local taxing jurisdictions in the U.S. and around the world, many of which are open to tax examinations for periods after fiscal 2002. Due to the anticipated resolution of the U.S. federal tax examinations, it is reasonably possible that the Company’s unrecognized tax benefits will decrease significantly within the next twelve months and result in adjustments to the Company’s deferred tax assets, income taxes payable and income tax provision.
     The Company has not provided United States income taxes nor foreign withholding taxes on a cumulative total of approximately $7.6 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company can only use realized capital losses to offset realized capital gains. Based upon the Company’s assessment of when capital gains and losses will be realized, the Company estimates that its future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through June 28, 2009. Deferred tax assets, net of valuation allowance, decreased from September 28, 2008 to June 28, 2009 primarily due to an increase in the valuation allowance related to capital losses.
Note 7 — Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended June 28, 2009 were as follows (in millions):

Balance at September 28, 2008	$17,944
Net income	790
Other comprehensive income	310
Repurchase of common stock	(285)
Net proceeds from the issuance of common stock	298
Share-based compensation	437
Tax benefit from exercise of stock options	24
Dividends	(810)
Other	3

Balance at June 28, 2009	$18,711

     Stock Repurchase Program. During the nine months ended June 28, 2009 and June 29, 2008, the Company repurchased and retired 8,920,000 and 42,616,000 shares of the Company’s common stock, respectively, for $284 million and $1.7 billion, respectively, before commissions and net of the premiums received related to put options that were exercised during the nine months ended June 29, 2008. The Company did not repurchase any shares during the three months ended June 28, 2009 and June 29, 2008. At June 28, 2009, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.
     Dividends. On March 3, 2009, the Company announced an increase in its quarterly dividend effective for dividends payable after March 27, 2009 from $0.16 to $0.17 per share of common stock. On July 8, 2009, the Company announced a cash dividend of $0.17 per share on the Company’s common stock, payable on September

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
25, 2009 to stockholders of record as of August 28, 2009. Cash dividends announced in the nine months ended June 28, 2009 and June 29, 2008 were as follows (in millions, except per share data):

	2009		2008
	Per Share	Total	Per Share	Total
First quarter	$0.16	$264	$0.14	$228
Second quarter	0.16	264	0.14	227
Third quarter	0.17	282	0.16	261

	$0.49	$810	$0.44	$716

Note 8 — Commitments and Contingencies
     Litigation. European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it was initiating a proceeding, though it has not decided whether to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. As part of their agreements with the Company, Nokia and Broadcom have each withdrawn their complaints filed with the European Commission, though the investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final; Tessera may now appeal the rejections. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed and it issued the following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The ITC declined to stay its decision pending appeal, and the President declined to review the decision. The Company has shifted supply of accused chips for the U.S. market to a licensed supplier, Amkor. A licensed source of supply permits the Company to continue to supply the U.S. market without interruption. The Company is appealing the ITC’s ruling and has requested the appellate court stay the decision pending appeal, based in part on the PTO examiners’ findings that the patents are not valid.
     Korea Fair Trade Commission Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the Korea Fair Trade Commission (KFTC) alleging that certain of the Company’s business practices violate South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to the Company’s integration of multimedia solutions into its chipsets, rebates and discounts provided to its chipset customers and of certain licensing practices. As a result of its agreement with the Company, in May 2009 Broadcom withdrew its complaint to the KFTC. Hearings before the KFTC commenced on May 27, 2009. The Company is advised that the KFTC will issue a decision in its case shortly. This follows seven days of hearings which focused on claims contained in the Examiners’ Report charging that certain of the Company’s business practices in South Korea were anticompetitive.
The practices at issue relate to integration of certain functions on the Company’s chips as well as rebates and discounts offered to its customers. The KFTC may order modifications to some or all of those practices. However, until the order is issued, the Company is unable to assess any impact. The Company is also anticipating that the KFTC will impose a fine and, while the Company cannot estimate the amount or a reasonable range of potential loss, the Company expects it will be substantial and could have a material impact on its results of operations. This by no means reflects the Company’s view of the merits of the case. The Company firmly believes that its practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with its customers’ desires. In the event of an adverse decision and the issuance of a formal order, which may take a number of months, the Company will seek a stay and pursue all avenues of appeal.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of its sale of cellular phones. Two of the cases in which the Company has been named as a defendant have been dismissed by the lower courts and are now on appeal by the plaintiffs.
     In November 2008, a complaint was filed in San Diego Federal Court on behalf of a purported class of individuals who purchased CDMA devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws and common law as a result of the Company’s licensing practices. The Company filed a motion to dismiss the complaint. On March 3, 2009, the court granted the Company’s motion and dismissed the complaint. On April 2, 2009, the plaintiff filed an amended complaint re-asserting some, but not all, of the claims in its original complaint. The Company has filed a motion to dismiss.
     The Japan Fair Trade Commission has received unspecified complaints alleging the Company’s business practices are, in some way, a violation of Japanese law. The Company has not received the complaints but continues to submit certain requested information and documents to the Japan Fair Trade Commission.
     While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above. In respect to matters other than the KFTC complaint, the Company’s believes that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Litigation Settlement Obligation. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom Corporation. Under the agreement, the companies have granted certain rights to each other under their respective patent portfolios. The Company agreed to pay Broadcom $891 million, of which $200 million was paid in the Company’s quarter ending June 28, 2009 and the remainder will be paid ratably through April 2013. The Company recorded assets received pursuant to the agreement at their estimated fair value of $38 million. As a result of this agreement, the Company recorded a $748 million pre-tax litigation settlement charge in the second quarter of fiscal 2009, representing the difference between the total payment obligation and the sum of the fair value of the assets received, amounts accrued in prior fiscal periods and imputed interest. (See Note 6 for discussion of the tax benefit recorded as a result of this charge.) At June 28, 2009, the remaining liability was $650 million, which approximated the fair value as estimated by discounting the future cash flows using a discount rate that reflects the estimated rate at which the Company could obtain financing with similar terms at June 28, 2009.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at June 28, 2009 for the remainder of fiscal 2009 and for each of the subsequent four years from fiscal 2010 through 2013 were approximately $744 million, $270 million, $68 million, $76 million and $26 million, respectively, and $57 million thereafter. Of these amounts, for the remainder of fiscal 2009 and for fiscal 2010, commitments to purchase integrated circuit product inventories comprised $635 million and $59 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at June 28, 2009 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2009	$3	$19	$22
2010	13	82	95
2011	13	65	78
2012	12	37	49
2013	12	21	33
Thereafter	343	227	570

Total minimum lease payments	$396	$451	$847

Deduct: Amounts representing interest	225

Present value of minimum lease payments	171
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$169

Note 9 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
o	Qualcomm Internet Services (QIS) — provides technology to support and accelerate the convergence of the wireless data market, including its Plaza, BREW and QChat products and services;

o	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

o	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies, construction equipment fleets and other enterprise companies; and

o	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), formerly MediaFLO USA, Inc., the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
June 28, 2009
Revenues	$1,786	$807	$148	$9	$3	$2,753
EBT	548	663	(3)	(66)	(158)	984
June 29, 2008
Revenues	$1,762	$803	$190	$4	$3	$2,762
EBT	487	670	(1)	(82)	(192)	882

For the nine months ended:
June 28, 2009
Revenues	$4,436	$2,769	$494	$22	$5	$7,726
EBT	933	2,376	25	(266)	(1,734)	1,334
June 29, 2008
Revenues	$4,956	$2,248	$595	$7	$2	$7,808
EBT	1,383	1,895	23	(200)	(383)	2,718
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues
Elimination of intersegment revenue	$(4)	$(6)	$(10)	$(14)
Other nonreportable segments	7	9	15	16

Reconciling items	$3	$3	$5	$2

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(11)	$(10)	$(30)	$(29)
Unallocated research and development expenses	(104)	(100)	(283)	(253)
Unallocated selling, general and administrative expenses	(70)	(87)	(220)	(251)
Unallocated litigation settlement	—	—	(748)	—
Unallocated investment income (loss), net	79	54	(297)	296
Other nonreportable segments	(50)	(46)	(152)	(141)
Intracompany eliminations	(2)	(3)	(4)	(5)

Reconciling items	$(158)	$(192)	$(1,734)	$(383)

     During the three months and nine months ended June 28, 2009, unallocated research and development expenses included $72 million and $209 million, respectively, and unallocated selling, general and administrative expenses included $68 million and $197 million, respectively, of share-based compensation expense. During the three months and nine months ended June 29, 2008, unallocated research and development expenses included $64 million and $182 million, respectively, and unallocated selling, general and administrative expenses included $65 million and $183 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QWI	QSI
For the three months ended:
June 28, 2009
Revenues from external customers	$1,784	$807	$147	$9
Intersegment revenues	2	—	1	—
June 29, 2008
Revenues from external customers	$1,759	$802	$188	$4
Intersegment revenues	3	1	2	—

For the nine months ended:
June 28, 2009
Revenues from external customers	$4,430	$2,767	$491	$22
Intersegment revenues	6	2	3	—
June 29, 2008
Revenues from external customers	$4,949	$2,246	$589	$7
Intersegment revenues	7	2	6	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, FLO TV, including property, plant and equipment. QSI’s assets related to the FLO TV business totaled $1.2 billion at both June 28, 2009 and September 28, 2008, respectively. Reconciling items for total assets included $385 million and $277 million at June 28, 2009 and September 28, 2008, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. QCT segment assets decreased primarily due to the timing of cash payments on accounts receivable. QTL segment assets decreased primarily due to collection of a $2.5 billion licensing receivable in October 2008. Segment assets and reconciling items were as follows (in millions):

	June 28,	September 28,
	2009	2008
QCT	$877	$1,425
QTL	269	2,668
QWI	146	183
QSI	1,490	1,458
Reconciling items	22,931	18,829

Total consolidated assets	$25,713	$24,563

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
Overview
Recent Developments
     Revenues for the third quarter of fiscal 2009 were $2.8 billion, with net income of $737 million, which were impacted by the following key items:
•	We shipped approximately 94 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 9%, compared to approximately 86 million MSM integrated circuits in the year ago quarter.

•	CDMA-based device shipments totaled approximately 111 million units, an increase of 4% over the approximate 107 million units shipped in the year ago quarter. (1)

•	The average selling price of CDMA-based devices was estimated to be approximately $191, a decrease of approximately 15% from the year ago quarter. (1)

•	The weakness in financial markets has, and may continue to have, an impact on the value of our marketable securities and net investment income (loss).
     Against this backdrop, the following recent developments occurred during the third fiscal quarter with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 4.3 billion.(2)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA, HSPA and TD-SCDMA), are approximately 19% of total worldwide wireless subscribers to date. (2)

•	3G subscribers (all CDMA-based) grew to approximately 830 million worldwide including approximately 445 million CDMA2000 1X/1xEV-DO subscribers and approximately 385 million WCDMA/HSPA subscribers. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 2% year-over-year, compared to an estimated decline of 14% year-over-year across all technologies. (3)

(1)	March quarter shipments derived from reports provided by our licensees/manufacturers during the quarter and our own estimates of unreported activity.

(2)	According to Wireless Intelligence estimates as of July 20, 2009, for the quarter ending June 30, 2009.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their calendar Q109 Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 65% and 64% of total consolidated revenues in the third quarter of fiscal 2009 and 2008, respectively, and 57% and 63% of total consolidated revenues for the first nine months of fiscal 2009 and 2008, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g. certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 29% of total consolidated revenues in the third quarter of both fiscal 2009 and 2008, respectively, and 36% and 29% of total consolidated revenues for the first nine months of fiscal 2009 and 2008, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile communication products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets, products and workforce. Through June 2009, QES has shipped approximately 1,335,000 terrestrial-based and satellite-based communications systems. QIS provides Plaza and BREW-based (Binary Runtime Environment for Wireless) products that include user interface and content delivery and management products and services for the wireless industry. QIS also provides QChat, which enables virtually instantaneous push-to-talk functionality on CDMA-based wireless devices. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 5% and 7% of total consolidated revenues in the third quarter of fiscal 2009 and 2008, respectively, and 6% and 8% of total consolidated revenues for the first nine months of fiscal 2009 and 2008, respectively.

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
Looking Forward
     We expect that the uncertainty in the worldwide economy may continue to impact demand for CDMA-based products in various regions. In addition, the weakness in financial markets may continue to have an impact on the value of our marketable securities and net investment income (loss).
     The deployment of 3G networks enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The network launches and further expansion of 3G in China, including CDMA2000 by China Telecom, WCDMA by China Unicom and TD-SCDMA by China Mobile is expected to drive competition and growth of 3G products and services in that region.

•	The transition to 3G CDMA-based networks is expected to continue:
o	More than 560 operators have commercially launched 3G networks, including 280 CDMA2000 networks and 280 WCDMA networks; (1)(2)

o	More than 105 CDMA2000 operators have commercially launched the higher data speeds of 1xEV-DO and more than 60 have launched EV-DO Revision A; (1) and

o	More than 265 WCDMA operators have commercially launched the higher data speeds of HSDPA, while more than 70 have launched HSUPA and 5 have launched HSPA+. (2)
•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As more operators deploy the higher data speeds of HSPA and EV-DO Revision A and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to continue at a strong pace.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia functionality, we intend to continue to invest significant resources toward the development of wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry. We expect that a portion of our research and development initiatives in fiscal 2009 will not reach commercialization until several years in the future.

•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into single chip or package, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We expect to continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, each optimized for specific services, including the following products and technologies:
o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM and OFDMA-based technologies;

o	Our service applications platform, content delivery services and user interfaces;

o	Our Snapdragon platform to help create new CDMA-based connected computing products and drive connectivity beyond traditional wireless devices;

o	Our Gobi mobile data modems to provide worldwide CDMA-based embedded connectivity for existing computing platforms;

o	Our MediaFLO MDS and FLO technology for delivery of multimedia content; and

o	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect to continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission, to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage. We are advised that the Korea Fair Trade Commission will issue a decision in our case shortly. We are anticipating that they will impose a fine and, while we cannot estimate the amount or a reasonable range of potential loss, we expect it will be substantial and could have a material impact on our results of operations. This by no means reflects our view of the merits of the case, and in the event of an adverse decision, we will seek a stay and pursue all avenues of appeal.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of litigation in which we or our customers may become involved.

(1)	According to public reports made available at www.cdg.org as of July 20, 2009.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers, in their July 2009 reports and Vodafone Greece.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Revenue Concentrations
     Revenues from customers in South Korea, China and Japan comprised 34%, 22% and 11%, respectively, of total consolidated revenues for the first nine months of fiscal 2009, as compared to 35%, 22% and 16%, respectively, for the first nine months of fiscal 2008. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The decline in revenues from customers in Japan was primarily due to lower replacement rates in Japan.
Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008
     Revenues. Total revenues for the third quarter of fiscal 2009 were $2.75 billion, compared to $2.76 billion for the third quarter of fiscal 2008.
     Revenues from sales of equipment and services for the third quarter of fiscal 2009 were $1.86 billion, compared to $1.87 billion for the third quarter of fiscal 2008. The decrease in revenues from sales of equipment and services was primarily due to a $31 million decrease in QWI revenues, partially offset by increases of $23 million in QCT revenues and $5 million in QSI revenues.
     Revenues from licensing and royalty fees for the third quarter of fiscal 2009 were $891 million, compared to $895 million for the third quarter of fiscal 2008. The decrease in revenues from licensing and royalty fees was primarily due to an $11 million decrease in QWI revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2009 was $864 million, compared to $889 million for the third quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 46% for the third quarter of fiscal 2009, compared to 48% for the third quarter of fiscal 2008. The increase in margin percentage in the third quarter of fiscal 2009 compared to fiscal 2008 was primarily attributable to an increase in QCT gross margin percentage relating to the net effects of a decrease in average unit costs, favorable product mix, sales of fully reserved inventory, a decrease in product support costs and product price reductions. Cost of equipment and services revenues in the third quarter of fiscal 2009 included $11 million in share-based compensation, compared to $10 million in the third quarter of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the third quarter of fiscal 2009, research and development expenses were $618 million or 22% of revenues, compared to $596 million or 22% of revenues for the third quarter of fiscal 2008. The dollar increase was primarily attributable to a $26 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses for the third quarter of fiscal 2009 included share-based compensation of $72 million, compared to $64 million in the third quarter of fiscal 2008. Expenses recorded for in-process research and development during the third quarter of fiscal 2009 were negligible, compared to $13 million in the third quarter of fiscal 2008.
     Selling, General and Administrative Expenses. For the third quarter of fiscal 2009, selling, general and administrative expenses were $377 million or 14% of revenues, compared to $453 million or 16% of revenues for the third quarter of fiscal 2008. The dollar decrease was primarily attributable to a $51 million decrease in professional fees, largely related to litigation and other legal matters, a $13 million decrease in selling and marketing expenses and an $8 million reduction in travel expenses. Selling, general and administrative expenses for the third quarter of fiscal 2009 included share-based compensation of $68 million, compared to $65 million in the third quarter of fiscal 2008.
     Net Investment Income. Net investment income was $90 million for the third quarter of fiscal 2009, compared to $58 million for the third quarter of fiscal 2008. The net increase was comprised as follows (in millions):

	Three Months Ended
	June 28,	June 29,
	2009	2008	Change
Interest and dividend income:
Corporate and other segments	$130	$105	$25
QSI	2	3	(1)
Interest expense	(8)	(4)	(4)
Net realized gains on investments:
Corporate and other segments	73	24	49
QSI	17	15	2
Net other-than-temporary losses on investments:
Corporate and other segments	(112)	(71)	(41)
QSI	(4)	(12)	8
Losses on derivative instruments	(7)	—	(7)
Equity in losses of investees	(1)	(2)	1

	$90	$58	$32

     The increase in interest and dividend income on cash, cash equivalents and marketable securities was a result of higher average balances held by corporate and segments other than QSI. Net realized gains on corporate investments increased primarily as a result of the sale of more marketable equity securities in the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008. Net other-than-temporary losses on marketable securities related primarily to depressed securities values caused by the continued uncertainty in U.S. and foreign financial markets.
     Income Tax Expense. Income tax expense was $247 million for the third quarter of fiscal 2009, compared to $134 million for the third quarter of fiscal 2008. The effective tax rate for the third quarter of fiscal 2009 was 25%, as compared to 15% for the third quarter of fiscal 2008. The effective tax rate for the third quarter of fiscal 2009 is higher than the effective tax rate for the third quarter of fiscal 2008 primarily due to valuation allowance on capital assets recorded in fiscal 2009 and the revaluation of net deferred tax assets to reflect changes in California law enacted in fiscal 2009.
     The estimated annual effective tax rate for fiscal 2009 of 33% is less than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate and 5% related to research and development tax credits, offset by the impact of an increase in valuation allowance related to capital losses of 11%, the revaluation of deferred items of 6% and state taxes of approximately 5%.
First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008
     Revenues. Total revenues for the first nine months of fiscal 2009 were $7.73 billion, compared to $7.81 billion for the first nine months of fiscal 2008. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 30% in aggregate of total consolidated revenues in the first nine months of both fiscal 2009 and 2008.
     Revenues from sales of equipment and services for the first nine months of fiscal 2009 were $4.70 billion, compared to $5.30 billion for the first nine months of fiscal 2008. Revenues from sales of integrated circuit products decreased $539 million, primarily due to a decrease of $722 million related to lower unit shipments, mostly consisting of MSM and accompanying RF and PM integrated circuits, caused by the contraction in CDMA-based channel inventory. This decrease was partially offset by an increase of $139 million related to the net effects of changes in integrated circuit product mix and the average selling prices of such products.
     Revenues from licensing and royalty fees for the first nine months of fiscal 2009 were $3.03 billion, compared to $2.51 billion for the first nine months of fiscal 2008. Revenues from licensing and royalties in the first nine months of fiscal 2008 did not include any significant amounts from Nokia. In addition, sales of CDMA-based products reported by QTL’s licensees increased, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000.

     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2009 was $2.36 billion, compared to $2.49 billion for the first nine months of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 50% for the first nine months of fiscal 2009, compared to 47% for the first nine months of fiscal 2008. The decrease in margin percentage in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily attributable to a decrease in QCT gross margin relating to the net effects of product price reductions and a decrease in average unit costs. Cost of equipment and services revenues in the first nine months of fiscal 2009 included $30 million in share-based compensation, compared to $29 million in the first nine months of fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first nine months of fiscal 2009, research and development expenses were $1.83 billion or 24% of revenues, compared to $1.66 billion or 21% of revenues for the first nine months of fiscal 2008. The dollar increase was primarily attributable to a $144 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses in the first nine months of fiscal 2009 included share-based compensation and in-process research and development of $209 million and $6 million, respectively, compared to $182 million and $14 million, respectively, in the first nine months of fiscal 2008.
     Selling, General and Administrative Expenses. For the first nine months of fiscal 2009, selling, general and administrative expenses were $1.17 billion or 15% of revenues, compared to $1.26 billion or 16% of revenues for the first nine months of fiscal 2008. The dollar decrease was primarily attributable to a $106 million decrease in professional fees, including a $76 million reduction related to litigation and other legal matters, and a $12 million decrease in travel expenses, partially offset by a $21 million increase in employee-related expenses. Selling, general and administrative expenses in the first nine months of fiscal 2009 included share-based compensation of $197 million, compared to $185 million in the first nine months of fiscal 2008.
     Litigation Settlement. The first nine months of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which resulted in the dismissal with prejudice of all litigation between the companies.
     Net Investment (Loss) Income. Net investment loss was $296 million for the first nine months of fiscal 2009, compared to net investment income of $324 million for the first nine months of fiscal 2008. The net decrease was comprised as follows (in millions):

	Nine Months Ended
	June 28,	June 29,
	2009	2008	Change
Interest and dividend income:
Corporate and other segments	$387	$374	$13
QSI	2	4	(2)
Interest expense	(16)	(17)	1
Net realized gains on investments:
Corporate and other segments	35	108	(73)
QSI	22	50	(28)
Net other-than-temporary losses on investments:
Corporate and other segments	(699)	(175)	(524)
QSI	(18)	(27)	9
Gains on derivative instruments	5	6	(1)
Equity in (losses) earnings of investees	(14)	1	(15)

	$(296)	$324	$(620)

     Net other-than-temporary losses on marketable securities and net realized losses on corporate investments related primarily to depressed securities values caused by the continued uncertainty in U.S. and foreign financial markets. Net realized gains on QSI investments in the first nine months of fiscal 2008 related primarily to the sale of our investment in a wireless CDMA-based operator in Romania and the sale of an equity investment in a wireless telecommunications manufacturer.
     Income Tax Expense. Income tax expense was $544 million for the first nine months of fiscal 2009, compared to $436 million for the first nine months of fiscal 2008. The effective tax rate was 41% for the first nine months of fiscal 2009, compared to 16% for the first nine months of fiscal 2008. The annual effective tax rate is estimated to be 33% for fiscal 2009, compared to the annual effective rate of 17% for fiscal 2008. The 41% effective tax rate recorded in the first nine months of fiscal 2009 was higher than the estimated annual effective tax rate for fiscal 2009 due to the effect of discrete items recorded in the first nine months of fiscal 2009, primarily the litigation settlement charge attributable to the Settlement and Patent License and Non-Assert Agreement with Broadcom with a discrete tax benefit computed at a rate less than the United States federal rate and the revaluation of net deferred tax assets to reflect changes in California law.
     The estimated annual effective tax rate for fiscal 2009 of 33% is less than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate and 5% related to research and development tax credits, offset by the impact of an increase in valuation allowance related to capital losses of 11%, the revaluation of net deferred items of 6% and state taxes of approximately 5%.
Our Segment Results for the Third Quarter of Fiscal 2009 Compared to the Third Quarter of Fiscal 2008
     The following should be read in conjunction with the third quarter financial results of fiscal 2009 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the third quarter of fiscal 2009 were $1.79 billion, compared to $1.76 billion for the third quarter of fiscal 2008. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $1.74 billion for the third quarter of fiscal 2009, compared to $1.71 billion for the third quarter of fiscal 2008. The increase in equipment and services revenues resulted primarily from an increase of $29 million related to higher unit shipments, partially offset by the net effects of changes in product mix and the average sale prices of such products. Approximately 94 million MSM integrated circuits were sold during the third quarter of fiscal 2009, compared to approximately 86 million for the third quarter of fiscal 2008.
     QCT’s earnings before taxes for the third quarter of fiscal 2009 were $548 million, compared to $487 million for the third quarter of fiscal 2008. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 31% in the third quarter of fiscal 2009, compared to 28% in the third quarter of fiscal 2008. The increase in operating margin percentage was primarily due to the increase in gross margin percentage.
     QTL Segment. QTL revenues for the third quarter of fiscal 2009 were $807 million, compared to $803 million for the third quarter of fiscal 2008. QTL’s earnings before taxes for the third quarter of fiscal 2009 were $663 million, compared to $670 million for the third quarter of fiscal 2008. QTL’s operating margin percentage was 83% in the third quarter of both fiscal 2009 and fiscal 2008. Revenues, earnings before taxes and operating margin percentage all remained relatively flat quarter to quarter. CDMA-based device shipments totaled approximately 111 million units in the first calendar quarter of 2009, an increase of 4% over the approximate 107 million units shipped in the year ago quarter. The average selling price of CDMA-based devices was estimated to be $191 in the first calendar quarter of 2009, a decrease of approximately 15% from the year ago quarter.
     QWI Segment. QWI revenues for the third quarter of fiscal 2009 were $148 million, compared to $190 million for the third quarter of fiscal 2008. Revenues decreased primarily due to a $26 million decrease in QIS revenues and a $17 million decrease in QES revenues. The decrease in QIS revenues was primarily attributable to a $20 million decrease in QChat revenues resulting primarily from a reduction in development efforts under the licensing agreement with Sprint. The decrease in QES revenues was primarily attributable to a $9 million decrease in revenues from hardware product sales and a $6 million decrease in messaging revenues. The decrease in QES hardware product revenues was due to a 7,000-unit reduction, or 39%, decrease in the number of units shipped.
     QWI’s loss before taxes for the third quarter of fiscal 2009 was $3 million, compared to $1 million for the third quarter of fiscal 2008. QWI’s operating margin percentage was negative 2% in the third quarter of fiscal 2009, compared to negative 1% in the third quarter of fiscal 2008. The decrease in QWI’s earnings before taxes and operating margin percentage was primarily attributable to an increase in the operating loss of Firethorn and the effect of the decrease in QChat revenues on QIS’s operating income, partially offset by improvements in QES operating margin as a result of cost containment measures.
     QSI Segment. QSI revenues for the third quarter of fiscal 2009 were $9 million, compared to $4 million for the third quarter of fiscal 2008. QSI’s loss before taxes for the third quarter of fiscal 2009 was $66 million, compared to $82 million for the third quarter of fiscal 2008. QSI’s loss before taxes decreased by $16 million primarily due to a $10 million decrease in net investment losses (unrelated to FLO TV) and a $5 million decrease in our FLO TV subsidiary’s loss before taxes.
Our Segment Results for the First Nine Months of Fiscal 2009 Compared to the First Nine Months of Fiscal 2008
     The following should be read in conjunction with the first nine months financial results of fiscal 2009 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the first nine months of fiscal 2009 were $4.44 billion, compared to $4.96 billion for the first nine months of fiscal 2008. Equipment and services revenues, mostly consisting of MSM and accompanying RF and PM integrated circuits, were $4.29 billion for the first nine months of fiscal 2009, compared to $4.82 billion for the first nine months of fiscal 2008. The decrease in equipment and services revenues resulted primarily from a $722 million decrease related to lower unit shipments, caused by the contraction in CDMA-based channel inventory. This decrease was partially offset by an increase of $139 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 226 million MSM integrated circuits were sold during the first nine months of fiscal 2009, compared to approximately 250 million for the first nine months of fiscal 2008.
     QCT’s earnings before taxes for the first nine months of fiscal 2009 were $933 million, compared to $1.38 billion for the first nine months of fiscal 2008. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 21% in the first nine months of fiscal 2009, compared to 28% in the first nine months of fiscal 2008. The decrease in operating margin percentage was primarily due to increased research and development expenses while revenues declined.
     QTL Segment. QTL revenues for the first nine months of fiscal 2009 were $2.77 billion, compared to $2.25 billion for the first nine months of fiscal 2008. QTL’s earnings before taxes for the first nine months of fiscal 2009 were $2.38 billion, compared to $1.90 billion for the first nine months of fiscal 2008. QTL’s operating margin percentage was 85% in the first nine months of fiscal 2009, compared to 84% in the first nine months of fiscal 2008. QTL revenues from licensing and royalties in the first nine months of fiscal 2008 did not include any significant amounts from Nokia. In addition, sales of CDMA-based products reported by QTL’s licensees increased, driven by the continued adoption of WCDMA at higher average selling prices than CDMA2000. The increase in operating margin percentage was primarily attributable to a decrease in professional fees related to litigation and other legal matters while revenues increased.
     QWI Segment. QWI revenues for the first nine months of fiscal 2009 were $494 million, compared to $595 million for the first nine months of fiscal 2008. Revenues decreased primarily due to a $58 million decrease in QES revenues and a $42 million decrease in QIS revenues. The decrease in QES revenues was primarily attributable to a $38 million decrease in revenues from hardware product sales. The decrease in QES hardware product revenues was due to a 37,000-unit reduction, or 52%, in the number of units shipped. The decrease in QIS revenues was primarily attributable to a $24 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures and a $21 million decrease in QChat revenues resulting primarily from decreased development efforts under the licensing agreement with Sprint.
     QWI’s earnings before taxes for the first nine months of fiscal 2009 were $25 million, compared to $23 million for the first nine months of fiscal 2008. QWI’s operating margin percentage was 5% and 4% in the first nine months of fiscal 2009 and fiscal 2008, respectively. The increase in QWI’s earnings before taxes and operating margin percentage was primarily attributable to a decrease in QIS’s operating expenses as a result of cost containment measures, partially offset by an increase in the operating loss of Firethorn.

     QSI Segment. QSI revenues for the first nine months of fiscal 2009 were $22 million, compared to $7 million for the first nine months of fiscal 2008. QSI’s loss before taxes for the first nine months of fiscal 2009 was $266 million, compared to $200 million for the first nine months of fiscal 2008. QSI’s loss before taxes increased by $66 million primarily due to a $38 million increase in net investment losses (unrelated to FLO TV) and a $29 million increase in our FLO TV subsidiary’s loss before taxes.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $15.7 billion at June 28, 2009, an increase of $4.4 billion from September 28, 2008. Our cash, cash equivalents and marketable securities at June 28, 2009 consisted of $7.0 billion held domestically with the remaining balance of $8.7 billion held by foreign subsidiaries. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $5.9 billion during the first nine months of fiscal 2009, compared to $2.6 billion during the first nine months of fiscal 2008 primarily due to collection of the $2.5 billion trade receivable related to the license and settlement agreements completed with Nokia in September 2008.
     During the first nine months of fiscal 2009, we repurchased and retired 8,920,000 shares of our common stock for $284 million. At June 28, 2009, approximately $1.7 billion remained authorized for repurchases under our stock repurchase program. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
     We announced dividends totaling $282 million, or $0.17 per share, during the third quarter of fiscal 2009, which were paid on June 26, 2009. On July 8, 2009, we announced a cash dividend of $0.17 per share on our common stock, payable on September 25, 2009 to stockholders of record as of August 28, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Since September 2007, there has been a prolonged disruption in global financial markets that has contributed to a major crisis in debt and equity capital markets and a global economic recession. This period of economic weakness has impacted the value of our marketable securities. At June 28, 2009, gross unrealized gains on marketable securities were $424 million and gross unrealized losses were $449 million. When assessing marketable securities for other-than-temporary declines in value, we consider a number of factors. Our relative weighting of these factors is reassessed when market or economic conditions change. At June 28, 2009, we concluded that a charge to earnings for other-than-temporary impairment on these securities was not warranted. Further, for equity securities, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, we have the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, we do not have the intent to sell, nor is it more likely than not that we will be required to sell, such securities. As a result, we do not believe the decline in the fair value of our marketable securities will materially affect our liquidity.
     Accounts receivable increased approximately 17% during the third quarter of fiscal 2009. Days sales outstanding, on a consolidated basis, were 31 days at June 28, 2009 compared to 29 days at March 29, 2009. The increases in accounts receivable and the related days sales outstanding were primarily due to the net effects of increased revenues for integrated circuits and the timing of cash receipts for related receivables, partially offset by the partial receipt of a receivable for which we previously extended payment terms.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations, in addition to our substantial untapped debt capacity, will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $1.8 billion in the first nine months of fiscal 2009 and $2.3 billion in fiscal 2008, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Capital expenditures were $617 million in the first nine months of fiscal 2009 and $1.4 billion in fiscal 2008. Our purchase obligations for the remainder of fiscal 2009 and for fiscal 2010, some of which relate to research and development activities and capital expenditures, totaled

$744 million and $270 million, respectively, at June 28, 2009. Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $691 million ratably through April 2013. Cash used for strategic investments and acquisitions, net of cash acquired, was $47 million in the first nine months of fiscal 2009 and $298 million in fiscal 2008, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at June 28, 2009 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Income Taxes” and “Note 8 – Commitments and Contingencies.”
Future Accounting Requirements
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective for the Company’s fiscal 2010 beginning September 28, 2009. The Company is in the process of determining the effects, if any, the adoption of the guidance will have on its consolidated financial statements.
     The FASB issued an authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued an authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provisions related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company is in the process of determining the effects, if any, of the guidance’s application to such nonfinancial assets and liabilities will have on its consolidated financial statements.
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or upgrade their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from sales of single mode GSM products. In addition to CDMA technology, we continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and FLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or FLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and FLO technologies may not provide us an adequate return.
     Our business and the deployment of our technologies, products and services are dependent on the success of our customers, licensees and CDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees and CDMA-based wireless operators may incur lower gross margins on products or services based on our technologies than on products using alternative technologies as a result of greater competition or other factors. If CDMA-based wireless operators, wireless device and/or infrastructure manufacturers cease providing CDMA-based products and/or services, the deployment of CDMA technology could be negatively affected, and our business could suffer.
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
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX standards and have granted royalty-bearing licenses to eight companies to make and sell products implementing those standards (including Nokia and another major handset OEM), we might not achieve the same royalty revenues on such LTE or WiMAX deployments as on CDMA-based deployments, and we might not achieve the same level of success in selling LTE or WiMAX products as we have in CDMA-based products.
Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused and could continue to cause a downturn in the market for our products or technology. The continuing financial disruption affecting the banking system and financial markets has impacted the value of our marketable securities. In addition, there have been and could continue to be a number of follow-on effects from the credit crisis on our business that could also adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. The continuing credit crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; the inability of our customers to obtain credit to finance purchases of our products; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us and/or cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; uncertainty in global economies, which could impact demand for CDMA-based products in various regions; counterparty failures negatively impacting our treasury operations; and the inability to utilize federal and/or state capital loss carryovers. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities and other investments, changes in interest rates and changes in fair values of derivative instruments. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities. The current volatility in the financial markets and overall economic uncertainty increase the risk of substantial quarterly and annual fluctuations in our earnings. At June 28, 2009, gross unrealized losses on marketable securities were $449 million, a portion of which could be recognized into earnings in future periods if market conditions do not improve.
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
     We believe the continuing uncertainty in the worldwide economy caused a contraction in the channel inventory and impacted and could continue to impact demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.
     During the first nine months of fiscal 2009, 67% of our revenues were from customers and licensees based in South Korea, China and Japan as compared to 70% during fiscal 2008. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve could materially harm our business. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our four largest customers accounted for 48% and 43% of consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively, and 43% and 34% of total consolidated revenues in fiscal 2008 and 2007, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
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
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 175 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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

Efforts by some telecommunications equipment manufacturers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or political actions by foreign governments that harm our business.
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices which could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding though it has not decided to issue a Statement of Objections, and it has not made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties, and on April 26, 2009, we entered into an agreement with Broadcom in which Broadcom agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, although Nokia and Broadcom have each withdrawn their complaints, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the KFTC alleging that certain of our business practices violate South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to our integration of multimedia solutions into our chipsets, rebates and discounts provided to our chipset customers and of certain licensing practices. As a result of the Settlement and Patent License and Non-Assert Agreement, in May 2009 Broadcom withdrew its complaint to the KFTC. Hearings before the KFTC commenced on May 27, 2009. We are advised that the KFTC will issue a decision in our case shortly. This follows seven days of hearings which focused on claims contained in the Examiners’ Report charging that certain of our business practices in South Korea were anticompetitive. The practices at issue relate to integration of certain functions on our chips as well as rebates and discounts offered to our customers. The KFTC may order modifications to some or all of those practices. However, until the order is issued, we are unable to assess any impact. We are also anticipating that the KFTC will impose a fine and, while we cannot estimate the amount or a reasonable range of potential loss, we expect it will be substantial and could have a material impact on our results of operations. This by no means reflects our view of the merits of the case. We firmly believe that our practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with our customers’ desires. In the event of an adverse decision and the issuance of a formal order, which may take a number of months, we will seek a stay and pursue all avenues of appeal. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but have submitted certain requested information and documents to the JFTC regarding the non-assert, cross-licensing and royalty provisions in our license agreements and BREW agreements. An adverse final determination on the JFTC charges could also have a significant negative impact on our business, including our revenues and/or earnings. We believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, we have cooperated with the investigations of these complaints in South Korea and Japan, and any continuation or expansion of these investigations or appeal in the event of an adverse decision could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

     Although we believe that these challenges are without merit, and we will continue to vigorously defend our intellectual property and contract rights and our right to continue to receive a fair return for our innovations, the distractions caused by challenges to our business model and licensing program are undesirable and the legal and other costs associated with defending our position have been and continue to be significant. We assume, as should investors, that such challenges will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products.
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
     In addition, as the number of competitors or other patent holders in the market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset suppliers and customers could also become the targets of litigation. Any such litigation could severely disrupt the supply of our products and the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset market share and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
     A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of OFDM and OFDMA systems. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA, GSM, OFDMA or multimode products and technologies, demand for our licensees’ products, and our profitability.
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
     This competition may result in increased development costs and reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling price of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products as evidenced by the recent success of smart phones and other feature rich, data capable devices there is no guarantee that such mitigation will continue to occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate additional competitors will begin to offer and sell products based on 3G standards, LTE and WiMAX. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment, which offers practical accessibility to a portion of a product’s source code. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     While we continue to believe our QMT Division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations, or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT Division had $385 million in assets (including $133 million in goodwill) at June 28, 2009. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Attempts by certain companies, if successful, to amend or modify Standards Development Organizations’ (SDOs) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. In May 2007, seven companies (Nokia, Nokia-Siemens, NEC, Ericsson,

SonyEricsson, Alcatel-Lucent, and Nextwave) issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) IPR Special Committee and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in both the first nine months of fiscal 2009 and in fiscal 2008, In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
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
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.
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
     Consumer acceptance of our FLO TV and Firethorn service offerings are, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our FLO TV business that is appealing to subscribers on economically rational terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base placing us at a competitive disadvantage, which could adversely affect our operating results. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences.
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
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We also continue to invest in the development of our Plaza and BREW applications development platform, our MediaFLO MDS and FLO technology and our IMOD display technology. Certain of these new products and technologies face significant competition, and we cannot assure that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to commercialize our IMOD technology successfully.

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
     Data transmissions for QES operations are formatted and processed at the Network Management and Data Center in San Diego, California, with a redundant backup Network Management and Data Center located in Las Vegas, Nevada. Content from third parties for FLO TV operations is received, processed and retransmitted at the Broadcast Operations Center in San Diego, California. Certain Plaza and BREW products and services provided by our QIS operations are hosted at the Network Operations Center in San Diego, California with a fully redundant backup Network Operations Center located in Las Vegas, Nevada. The centers, operated by us, are subject to system failures, which could interrupt the services and have an adverse effect on our operating results.
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
     At June 28, 2009, we had authority to repurchase up to $1.7 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2008 Annual Report on Form 10-K. At June 28, 2009, there have been no other material changes to the market risks described at September 28, 2008 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2009	2010	2011	2012	2013	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash equivalents	$309	$—	$—	$—	$—	$—	$—	$309
Interest rate	0.8%
Available-for-sale securities:
Investment grade	$434	$841	$864	$435	$152	$597	$1,368	$4,691
Interest rate	2.0%	3.1%	3.6%	4.0%	5.6%	5.8%	4.4%
Non-investment grade	$1	$14	$33	$44	$86	$678	$28	$884
Interest rate	5.8%	9.6%	10.8%	9.1%	9.4%	10.6%	0.8%

Floating interest-bearing securities:
Cash equivalents	$3,232	$—	$—	$—	$—	$—	$—	$3,232
Interest rate	0.4%
Available-for-sale securities:
Investment grade	$284	$754	$547	$164	$—	$270	$563	$2,582
Interest rate	1.5%	1.6%	1.7%	1.3%		8.1%	4.1%
Non-investment grade	$11	$5	$17	$73	$191	$426	$822	$1,545
Interest rate	1.0%	27.4%	7.6%	7.1%	7.0%	8.8%	5.3%
          Cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Market Risk. Since September 2007, there has been a prolonged disruption in global financial markets that has led to a major crisis in debt and equity capital markets and a global economic recession. This period of economic weakness has impacted the value of most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities. We do not have material direct investments in the lowest credit quality, or subprime, mortgages, nor do we have investments collateralized by assets that include subprime mortgages. We have indirect exposure to subprime mortgages to the extent of our investments in large, diversified financial companies, commercial banks, insurance companies and public/private investments funds that participate or invest in subprime mortgage loans, mortgage insurance or loan servicing, which could impact the fair values of our securities. At June 28, 2009, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks and other securities that have been affected by these credit market concerns and had temporary gross unrealized losses of $129 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     Equity Price Risk. The continuing major disruption in U.S. and foreign credit and financial markets caused increased volatility in the fair values of our equity securities and equity mutual and exchange-traded fund shares. We have a diversified marketable securities portfolio that includes equities held by mutual and exchange-traded fund shares that are subject to equity price risk. The recorded values of marketable equity securities decreased to $1.25 billion at June 28, 2009 from $1.34 billion at September 28, 2008. The recorded values of equity mutual and exchange-traded fund shares decreased to $1.01 billion at June 28, 2009 from $1.28 billion at September 28, 2008. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at June 28, 2009 would cause a corresponding 10% decrease in the carrying amounts of these securities, or $226 million. At June 28, 2009, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were approximately $320 million.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At June 28, 2009, we had a net asset of $18 million related to foreign currency option contracts that hedge the foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products and a net liability of $2 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions, which could materially impact our results. If our forecasted royalty revenues were to decline by 30% and foreign exchange rates were to change unfavorably by 30% in each of our hedged foreign currencies, we would incur a loss of approximately $26 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If the foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of approximately $19 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 8 – Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Risk Factor entitled “Efforts by some telecommunications equipment manufacturers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or political actions by foreign governments that harm our business” was changed to add information about the KFTC proceedings.
     The “Risk Factors” section also provides updated information in certain other areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. At June 28, 2009, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our shares during the third quarter of fiscal 2009, we continue to evaluate repurchases under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION

     Not applicable.
ITEM 6. EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

101.INS	XBRL Instance Document. (4)

101.SCH	XBRL Taxonomy Extension Schema. (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (4)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2008.

(4)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: July 22, 2009