Form 10-K
period 2009-09-27
QUALCOMM INC/DE
filed 2009-11-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 29, 2009 was $62,311,546,530. *
     The number of shares outstanding of the registrant’s common stock was 1,670,313,078 as of November 2, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 27, 2009.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 29, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 27, 2009
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, QCT-®, MSM™, Snapdragon™, Wireless Reach & Design™, gpsOne®, BREW®, BINARY RUNTIME ENVIRONMENT FOR WIRELESS®, MediaFLO USA™, MediaFLO®, FLO™, FLO TV™, FLASH-OFDM®, RadioRouter®, QPoint®, Flarion®, Gobi™, Plaza™, Plaza Mobile Internet™, Plaza Retail™, Xiam and QChat® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Enterprise Services™, QES™, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies & Ventures, QUALCOMM MediaFLO Technologies, MFT, QUALCOMM Flarion Technologies, QFT, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, MediaFLO USA, FLO TV and Spike are trade names of QUALCOMM Incorporated. Firethorn® is a registered trademark of Firethorn Holdings, LLC. Mirasol® is a registered trademark of QUALCOMM MEMS Technologies, Inc.
     cdmaOne™ is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered service mark and certification mark of the Telecommunications Industry Association. Java® is a registered trademark and service mark of Sun Microsystems, Inc. Windows Mobile® is a registered trademark of Microsoft Corporation. Palm OS® is a registered trademark of Palm Inc. Linux® is a registered trademark of Linus Torvalds. Android™ and Google Chrome™ are trademarks of Google Inc. Symbian® is a trademark of Symbian Foundation Limited. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. iPhone® is a registered trademark of Apple, Inc.
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
     We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Both of the fiscal years ended September 27, 2009 and September 28, 2008 include 52 weeks. The fiscal year ended September 30, 2007 includes 53 weeks.
Overview
     In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in cellular wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks (also known as wireless networks). CDMA and TDMA (Time Division Multiple Access), of which Global System for Mobile Communications (GSM) is the primary commercial form, are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network. Because we led, and continue to lead, the development and commercialization of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, which applies to all versions of CDMA, portions of which we license to other companies and implement in our own products. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.
     We also continue our leading role in the development of Orthogonal Frequency Division Multiplexing Access (OFDMA)-based technologies, for which we have substantial intellectual property. Our CDMA licensees’ sales of multimode third generation (3G) CDMA and OFDMA devices are covered by their existing CDMA license agreements with us. We have begun to license companies to make and sell single-mode OFDMA devices. In addition, nine companies have royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products.
     Our Revenues. We generate revenues by licensing portions of our intellectual property to manufacturers of wireless products (such as wireless phones and other devices and the infrastructure required to establish and operate a wireless network). We receive licensing fees and royalties on products sold by our licensees that incorporate our patented technologies. We also sell products and services, which include:

•	CDMA-based integrated circuits (also known as chips or chipsets) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices (also known as subscriber units, which include handsets and modem cards) and in wireless networks;

•	Equipment, software and services used by companies, including those in the transportation industry and governments to wirelessly connect with their assets and workforce;

•	Software products and services for content enablement across a wide variety of platforms and devices for the wireless industry;

•	Services to wireless operators delivering multimedia content, including live television, in the United States;

•	Software and hardware development services; and

•	Software products and services that enable financial institutions and wireless operators to offer mobile commerce services.
     Our Integrated Circuits Business. We develop and supply CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for roaming in global roaming markets. Our integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the baseband Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), RF, PM and Bluetooth devices, as well as the system software that enables the other device components to interface with the integrated circuit products and is the foundation software enabling device manufacturers to develop handsets utilizing the functionality within the integrated circuits. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. Our infrastructure equipment Cell Site Modem (CSM) integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment providing wireless standards-compliant processing of voice and data signals to and from wireless devices. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless device with improved product features, as well as the integration and performance of the network system. Our design of the system allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and system software, including reference designs and tools, to many of the world’s leading wireless device and infrastructure equipment manufacturers. We also provide support to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the costs and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
     Our Licensing Business. We grant licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and collect license fees and royalties in partial consideration for such licenses.
     Our Wireless Device Software and Related Services Business. We provide software products and services for the global wireless industry. Our BREW (Binary Runtime Environment for Wireless) services enable wireless operators, device manufacturers and software developers to provide over-the-air and pre-loaded wireless applications and services. Our Plaza suite of products, which includes Plaza Retail and Plaza Mobile Internet, enable wireless operators, device manufacturers and publishers to create and distribute mobile content across a wide variety of platforms and devices. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services. We also provide QChat, a push to talk product optimized for 3G networks, as well as QPoint, which enables wireless operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
     Our Asset Tracking and Services Business. We design, manufacture and sell equipment, license software and provide services to our customers to enable them to connect wirelessly with their assets, products and workforce. We offer satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets and other enterprise companies to enable our customers to track the location and monitor the performance of their assets, and the workflow of their personnel.

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
     Our FLO TV Business. Our subsidiary, FLO TV Incorporated (FLO TV), formerly MediaFLO USA, Inc., offers its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV network and service on wireless operator devices will continue, in part, to be determined by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages, which we will continue to make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA, WCDMA or GSM) in the United States. In fiscal 2010, FLO TV expects to offer the FLO TV service on a subscription basis directly to consumers in the United States. FLO TV plans to provide the services for use in personal television devices, automotive devices and other portable device accessories. These devices are expected to be sold through various retail and distribution channels.
     Our MediaFLO Technologies (MFT) division is developing MediaFLO technology and marketing it for deployment outside of the United States. The market for mobile TV remains nascent with numerous competing technologies and standards.
     Our Display Business. We develop display technology for the full range of consumer-targeted mobile products. Our interferometric modulator (IMOD) display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies.
Wireless Telecommunications Market
     Use of wireless telecommunications devices has increased dramatically in the past decade. According to Wireless Intelligence estimates as of November 2009, the number of worldwide mobile connections is expected to reach approximately 4.6 billion by the end of 2009 and almost 6.3 billion in 2013 reaching a wireless penetration rate of approximately 89%. Growth in the market for wireless telecommunications services has traditionally been fueled by demand for voice communications. There have been several factors responsible for the increasing demand for wireless voice services, including:
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
     In addition to the tremendous demand for wireless voice services, wireless service providers are increasingly focused on providing broadband wireless access to the Internet, as well as e-mail, multimedia, entertainment, messaging, social networking, mobile commerce and position location services. These services have been aided by the development and commercialization of third-generation (3G) wireless networks and 3G devices which are capable of supporting higher data rates that incorporate an ever-increasing array of new features and functionality, such as assisted Global Positioning System (GPS)-based position location, digital cameras with flash and zoom capabilities, internet browsers, e-mail, mobile widgets, interactive games, music and video downloads and software download capability (e.g., application stores platform). In September 2009, the Yankee Group, a global market intelligence and advisory firm in the technology and telecommunications industries, estimated that more than 3.6 billion people will be using mobile data services by 2013, and the revenue produced from these services will account for 25% of total wireless service revenue worldwide. We believe the growing availability of 3G-enabled devices capable of performing a wide variety of consumer and enterprise applications will accelerate the demand for many wireless data services on a global basis and thus lead to an increased replacement rate of second-generation (2G) mobile devices to 3G mobile devices using our technologies and integrated circuits. Affordable wireless broadband data connectivity is important to the consumer and enterprise, and its demand will continue to drive the evolution of wireless standards.
     According to Wireless Intelligence, the use of this 2G wireless standard has spread throughout the world and is currently the basis for approximately 80% of the digital mobile communications in use. With the deployment of WCDMA, a 3G CDMA-based technology, by GSM operators, many of the current 3.6 billion GSM subscribers, as reported by Wireless Intelligence as of November 2009, are expected to upgrade to 3G wireless services in order to enjoy the added features and functionality available with 3G systems, among other things. For instance, the estimates from Wireless Intelligence as of November 2009 project that the total number of WCDMA (UMTS) subscribers will grow from 480 million at the end of 2009 to over 1.6 billion by the end of 2013.
Wireless Technologies
     The significant growth in the use of wireless devices worldwide and demand for enhanced network functionality requires constant innovation to further improve network reliability, expand capacity and introduce new types of services. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved. The adoption of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than two decades ago, the European Community developed regulations requiring the use of the GSM standard, a TDMA-based, 2G technology. In addition, there are several versions of CDMA technology that have been adopted worldwide as public cellular standards. The first version, known as cdmaOne, is a 2G cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are popularly referred to as 3G technologies.
     Second Generation. Compared to first generation analog systems, 2G digital technology provided for significantly enhanced efficiency within a fixed spectrum resulting in greatly increased voice capacity. 2G technologies also enabled numerous enhanced services, including paging, e-mail, facsimile, connections to computer networks, greater privacy, lower prices, a greater number of service options and greater fraud protection. However, data services (e-mail, fax, computer connections) were generally limited to low speed transmission rates. The main 2G digital cellular technologies are called cdmaOne or IS-95A/B, a technology we developed and patented, North American TDMA, PDC (Personal Digital Cellular, a variant of North American TDMA), and GSM, also a form of TDMA. Sales of North American TDMA and PDC phones have been discontinued with subscribers being moved to GSM or 3G technologies. Wireless operators have shut down, or are planning to shut down, usage of these 2G systems. Similarly, analog systems have been shut down in most places.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high speed data and voice traffic, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, which encompasses six terrestrial operating radio interfaces, three of them based on our CDMA intellectual property. One other is OFDMA-based, for which we have substantial intellectual property, and the other two are TDMA-based. The three CDMA-based 3G technologies are known commonly throughout the wireless industry as:
•	CDMA2000, including 1X (including revisions A through E), 1xEV-DO (EV-DO, or Evolution Data Optimized), EV-DO Revision A and EV-DO Revision B;
•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Download Packet Access (HSDPA), part of 3rd Generation Partnership Project (3GPP) Release 5, High Speed Uplink Packet Access (HSUPA), part of 3GPP Release 6, and High Speed Packet Access Plus (HSPA+), part of 3GPP Release 7, 8 and beyond; and
•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex-CDMA (TD-CDMA) and Time Division Synchronous-CDMA (TD-SCDMA).
     The three CDMA radio interfaces have recently added OFDMA components. To differentiate them from the 3G CDMA technologies, the OFDMA technologies are often called fourth generation (4G), even though they are part of the IMT-2000 standard.
     CDMA2000 and WCDMA are deployed today in wireless networks throughout the world. TD-SCDMA has been deployed in China and is also part of the 3GPP specifications. EV-DO Release B in the CDMA2000 family supports a multicarrier downlink with the peak and attainable data rates depending upon the number of carriers; Release 7 of HSPA+ supports two-antenna Multiple Input, Multiple Output (MIMO) that can double the peak data rates; and

Release 8 of HSPA+ in the WCDMA family supports a dual-carrier downlink that can double the peak and attainable data rates, or when used in conjunction with MIMO, quadruple the peak and attainable data rates.
     Some of the advantages of 3G CDMA technology over both analog and TDMA- and GSM-based technologies include increased network capacity, network flexibility, compatibility with internet protocols, higher capacity for data and faster access to data (Internet) and higher data throughput rates. GSM has the benefit of more widespread roaming availability due to its wider worldwide deployment. Handset selling price was once considered an advantage of GSM, however, low-priced CDMA2000 handsets of $30 or less (wholesale sales price) are available today, further enabling wireless CDMA growth in developing regions. The price differential between low-end 3G CDMA2000 devices and GSM devices is diminishing.
     CDMA2000 (1X, 1xEV-DO, EV-DO Revision A) networks are deployed by operators in several markets that support both voice and a wide range of high-speed wireless data services. Enhancements based upon the CDAM2000 Revision E Standard, sometimes called 1x-Advanced, are being planned for CDMA2000 1X that will further increase voice capacity and data performance. Developments of 1xEV-DO Revision B are expected to increase data rates and capacities. Standardization work is proceeding on what is expected to be 1xEV-DO Revision C, sometimes called DO-Advanced. Enhancements based upon improved implementations have and will continue to be deployed in our products to increase capacity and data rates.
     GSM operators around the world, including those in the European Community and AT&T in the United States, have focused primarily on the UMTS Terrestrial Radio Access-Frequency Division Duplexing (UTRA-FDD) radio interface of the IMT-2000 standard, known as WCDMA (standardized as UMTS), which is based on our underlying CDMA technology and incorporates many of our patented inventions (as are all of the CDMA radio interfaces of the IMT-2000 standard). The majority of the world’s leading wireless device and infrastructure manufacturers (more than 105) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology.
     A number of GSM operators deployed second and a half generation (2.5G) mobile packet data technologies, such as General Packet Radio Service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE), in areas serviced by GSM as a bridging technology while they waited for 3G WCDMA devices to become more readily available and affordable so they can justify the expense of upgrading their GSM system to provide WCDMA service. In some regions of the world, regulatory restrictions have prevented deploying WCDMA in the lower frequency bands used by GSM, thus requiring more cell sites for WCDMA to provide coverage. As a result, in less dense areas, some wireless operators have not deployed WCDMA. From a technological perspective, we do not believe that GPRS and EDGE effectively compete with 3G CDMA-based packet data services, either on a cost per bit transmitted or performance basis. The European Union permitted IMT-2000 technologies, which include WCDMA, to be deployed in the lower frequency 900 MHz band. This is called UMTS900.
     The three ITU 3G CDMA radio interfaces are all based on the underlying core principles of CDMA technology; however, the CDMA2000 mode enables a direct and more economical conversion for current cdmaOne networks. Most cdmaOne operators have deployed CDMA2000 1X and have augmented their networks with 1xEV-DO. While the WCDMA wireless air interface does use CDMA technology for communications between the wireless device and the network, the core network is an upgraded GSM core network, which is why GSM operators will deploy WCDMA rather than CDMA2000. Our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA alternative standards and patents that are useful for commercially successful product implementations. Generally, we have licensed substantially all of our patents to our CDMA subscriber and infrastructure equipment licensees.
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
     The various revisions of the 3G CDMA specifications have significantly increased performance capacity and data speeds. It is expected that future revisions of the 3G CDMA specifications will provide further enhancements. Many wireless operators are planning to deploy technology based on OFDMA to complement their existing 3G networks to provide additional bandwidth for data communications when they have access to new and wider spectrum resources. 3GPP has specified an OFDMA system called Long Term Evolution (LTE), and the Institute of Electrical and Electronics Engineers (IEEE) has specified 802.16 (WiMax). The OFDMA technologies that have been standardized will support high data rates in up to 20 megahertz (MHz) channels. We have been actively pursuing research and development of OFDMA-based wireless communication technologies and have over 3,100 United States and 18,400 foreign pending patent applications and granted patents related to these technologies. We believe that each of these standards incorporates our patented technologies. We have nine companies with royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (i.e., OFDMA products that do not implement CDMA-based standards). Multimode products that implement both OFDMA and CDMA technologies will in most cases be licensed under our existing CDMA license agreements.
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
     Further Investments in New and Existing Products, Services and Technologies. We continue to invest heavily in research and development in a variety of ways in an effort to extend the market for our products and services.
     We continue to develop and commercialize 3G CDMA-based technologies, such as CDMA2000 1X, CDMA2000 1X Revision E, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA (3GPP Release 5), HSUPA (3GPP Release 6) and HSPA+ (3GPP Releases 7 and 8) and are working on commercializing the OFDMA-based LTE technology.
     We also continue to develop on our own, and with our partners, innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. At the same time, we are active within many industry bodies, including 3GPP, 3rd Generation Partnership Project 2 (3GPP2), Next Generation Mobile Networks (NGMN), LTE SAE Trial Initiative (LSTI), Global Certification Forum (GCF) and Open Mobile Alliance (OMA), to encourage the universal implementation of these innovations to support economies of scale and interoperability of these innovations with existing and future mobile communication services to preserve ongoing investments. These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably and introduce revenue-generating broadband data services ahead of their competition. Our patented technologies, resulting from our strong investment in fundamental system research and development, have been and are expected to continue to play a significant role in the future standards of 3GPP and 3GPP2.
     In particular, we continue to contribute to the 3GPP and 3GPP2 standards to enable the next level of mobile broadband data services based on OFDMA technologies. 3GPP has specified, as part of Release 8, an OFDMA-based air interface called LTE to deliver higher mobile broadband data rates using channel bandwidths up to 20 MHz. LTE has an FDD version and a TDD version, called TD-LTE. LTE has been accepted to be part of the IMT-2000 specification as part of the normal update process. 3GPP is currently developing Release 9 of LTE and has started working on Release 10. The LTE portion of Release 10, called LTE-Advanced, has been proposed to be part of the IMT-Advanced specifications. Several years ago, the ITU created IMT-Advanced as a follow-on process to IMT-2000 to encourage development of next generation air interfaces. Both IMT-2000 and IMT-Advanced are under the umbrella of IMT. The ITU recognizes any of the IMT technologies as being deployable in any spectrum identified by the ITU in the World Radio Conferences (WRC) for mobile communications. Multiple wireless operators, including AT&T and Verizon Wireless, have communicated their commitment to LTE as their next generation technology path.
     Furthermore, the 3G economies of scale greatly improve the availability and cost structure of 3GPP and 3GPP2 evolved technologies. The OFDMA family of standards is expected to be complementary with 3G services, and we expect to provide multimode chipsets capable of operating across multiple CDMA- and OFDMA-based technology deployment scenarios.
     We also continue to develop and commercialize multimode, multiband and multinetwork products that embody technologies such as GSM, GPRS, EDGE, Bluetooth, Wi-Fi, Universal Serial Bus (USB) and FLO. These use the Global System for Mobile Communications-Mobile Application Part (GSM-MAP), American National Standards Institute 41 (ANSI-41) and Internet Protocol (IP)-based core networks, as appropriate.
     We continue to invest to provide our integrated circuit customers with chipsets that combine multiple technologies into Single Chip (SC) products, incorporating advanced modems, processors and graphics engines, as well as the tools to connect these diverse pieces of technology. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as BREW, Java, Windows Mobile, Palm OS, Linux, Android, Google Chrome and Symbian.
     We have developed our MediaFLO MDS and Orthogonal Frequency Division Multiplexing (OFDM)-based MediaFLO technology to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as multicasting.
     We continue to develop our IMOD display technology based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics and sold under the “mirasol” brand. Early-stage mirasol displays have been incorporated in a limited number of consumer devices. IMOD display technologies may be included in the full range of consumer-targeted mobile products and are expected to provide performance, power consumption and cost benefits as compared to current display technologies. In June 2009, we commenced operations of a dedicated mirasol display fabrication plant in Taiwan. Operation of this plant is outsourced to Cheng Uei Precision Industry Co., Ltd. (also known as Foxlink), a developer and manufacturer of communications devices, computers and consumer electronics.
     We intend to continue our active support of CDMA-based technologies, products and network operations to grow our royalty revenues and integrated circuit and software revenues. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
     We plan to continue to make strategic investments in early-stage and other companies that we believe open new markets for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income.
Operating Segments
     Consolidated revenues from international customers and licensees as a percentage of total revenues were 94%, 91% and 87% in fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, 35%, 23% and 11% of our revenues were from customers and licensees based in South Korea, China and Japan, respectively, as compared to 35%, 21% and 14% during fiscal 2008, respectively, and 31%, 21% and 17% during fiscal 2007, respectively. Revenues from two customers, LG Electronics and Samsung Electronics, constituted a significant portion (each more than 10%) of consolidated revenues in fiscal 2009, 2008 and 2007.
     Qualcomm CDMA Technologies Segment (QCT). QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability and reduced time-to-market. QCT markets and sells products in the United States and internationally through a sales force based in the United States, China, France, Germany, India, Japan, South Korea, Spain, Taiwan and the United Kingdom. QCT products are sold to many of the world’s leading wireless handset, data card, laptop and infrastructure manufacturers. In fiscal 2009, QCT shipped approximately 317 million MSM integrated circuits for CDMA wireless devices worldwide. QCT revenues comprised 59%, 60% and 59% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively.
     QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the assembly and final test manufacturing processes. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The majority of our integrated circuits are purchased using a two-stage manufacturing business model, in which we purchase die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for back-end assembly and test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM). We also employ a turnkey model in which our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Our fabless model provides us the flexibility to select suppliers that offer advanced process technologies to manufacture, assemble and test our integrated circuits at a competitive price.
     IBM, Chartered Semiconductor Manufacturing Ltd., Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation are the primary foundry suppliers for our family of baseband integrated circuits. Chartered Semiconductor Manufacturing Ltd., Freescale Semiconductor, Inc., IBM, Semiconductor Manufacturing International Corporation and Taiwan Semiconductor Manufacturing Company, Ltd. are the primary foundry suppliers for our family of analog, RF and PM integrated circuits. Advanced Semiconductor Engineering Inc., Amkor Technology Inc. and STATSChipPAC Ltd. are the primary back-end semiconductor assembly and test suppliers under our IFM model.
     QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A and EV-DO Revision B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we have also developed integrated circuits for manufacturers and wireless operators deploying the WCDMA version of 3G. More than 45 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA, HSUPA and HSPA+ for their devices. We have not commercially sold a CSM integrated circuit product for WCDMA base station equipment.
     Our gpsOne position location technology is in more than 500 million gpsOne enabled devices sold worldwide. Compatible with all major air interfaces, our gpsOne technology is the industry’s only fully-integrated wireless baseband and assisted GPS product and has enabled CDMA system operators to cost-effectively meet the FCC’s E-911 mandate.
     Our integrated circuit products span all market tiers, from entry-level solutions for emerging markets up to the very high-end device tier. Our chipsets integrate unique combinations of features — such as multi-megapixel cameras, videotelephony, streaming multimedia, audio, interactive 3D graphics, advanced position-location capabilities through integrated gpsOne technology and peripheral connectivity — to enable a wide range of devices.
     The Snapdragon platform of chipset products is designed to enable computing-centric devices that also offer a full range of wireless connectivity capabilities. Leveraging the Scorpion low-power high-performance microprocessor, the Snapdragon platform expands Qualcomm’s reach beyond the traditional wireless market by targeting not only the very high-end smartphone market but also the smartbook category of consumer products.
     Multimode Gobi modules are designed to deliver embedded mobile wireless connectivity to notebook and netbook computers. Supporting numerous air interfaces, Gobi modules also feature GPS capabilities to allow notebook manufacturers to more easily offer greater connectivity with their products.
     QCT also offers chipsets for WLAN and Bluetooth, complementary connectivity technologies to its core 3G products. For WLAN, QCT offers both the WCN1320 chip that delivers up to four 802.11n spatial streams for high-speed connectivity in residential settings and the WCN1312 chip for handsets and other mobile devices. QCT’s Bluetooth chips support Bluetooth connectivity for handsets and headsets.
     The market in which our QCT segment operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes and the potential for further industry consolidation, we anticipate the market to remain very competitive. We believe that the principal competitive factors for our products may include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. We also compete in both single- and dual-mode environments against alternative wireless communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA and WiMAX.
     QCT’s current competitors include, but are not limited to, major companies such as Freescale, Infineon, Marvell, Mediatek, ST-Ericsson, Texas Instruments and VIA Telecom, as well as major telecommunication equipment companies such as Ericsson, Matsushita and Motorola, who design at least some of their own integrated circuits and software for certain products. QCT also faces competition from some early-stage companies. Our competitors may devote significantly greater amounts of their financial, technical and other resources to market competitive telecommunications systems or to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications market or customers.
     Qualcomm Technology Licensing Segment (QTL). QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 35%, 33% and 31% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively.
     As part of our strategy to expand the marketplace and generate new and ongoing licensing revenues, significant resources are allocated to develop leading-edge technology for the telecommunications industry. In addition to licensing manufacturers of subscriber and network equipment, we have made our essential CDMA patents available to competitors of our QCT segment. We have entered into agreements with certain companies, including but not limited to Broadcom, Fujitsu, Infineon, NEC, Philips, Renesas and Texas Instruments. These agreements permit the manufacture of CDMA-based integrated circuits. In exchange for these rights, we are, in various cases, entitled to receive fees, royalties and/or rights that allow us to use these companies’ CDMA and, in some cases, certain non-CDMA intellectual property for specified purposes. In every case, these agreements do not allow such integrated circuit suppliers to pass through rights under Qualcomm’s patents to such suppliers’ customers, and such customers’ sales of CDMA-, WCDMA- and OFDMA-based cellular devices into which such suppliers’ integrated circuits are incorporated require separate licensing arrangements with us in order to use our patented technologies.
     We face competition in the development of intellectual property for future generations of digital wireless communications technology and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless telecommunications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all 3G wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2.5G bridge technology, and a number of GSM operators have deployed or are expected to deploy EDGE, while considering the use of 3G WCDMA for their system. A limited number of wireless operators have commercially deployed and other wireless operators have started testing OFDMA technology, a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. According to Global mobile Suppliers Association, in its October 2009 reports, 42 operators have committed to deploy LTE networks, an OFDMA-based technology. We have invested in both the acquisition and the development of OFDMA technology and intellectual property. We expect that upon the deployment of OFDMA-based networks, the products implementing such technologies will be multimode and will also implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA devices, and our licensees are obligated to pay royalties under their agreements for such devices. Further, nine companies have royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (i.e., products that implement OFDMA-based standards but do not implement any CDMA-based standards).
     Qualcomm Wireless & Internet Segment (QWI). QWI revenues comprised 6%, 7% and 9% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively. The four divisions aggregated into QWI are:
     Qualcomm Internet Services (QIS). The QIS division offers a set of software products and content enablement services to support and accelerate the growth of the wireless data market. QIS offers BREW services for wireless applications development, device configuration, application distribution and billing and payment. BREW services are offered by more than 60 wireless operators in 27 countries, reaching a base of more than 200 million devices. In addition, QIS announced the Plaza suite of products in 2009 to enable wireless operators, device manufacturers and publishers to create rich, mobile content across a wide variety of platforms and devices. Plaza Mobile Internet is an end-to-end widget platform that offers wireless operators and publishers a framework for the development, support and management of Internet-based content on a variety of handsets. In July 2009, QIS announced América Móvil as the first customer for Plaza Mobile Internet. América Móvil will offer this service across its 18 subsidiaries in Latin America, reaching more than 190 million wireless subscribers. Plaza Retail enables application retailers (typically operators) to create and manage a mobile shopping experience across multiple platforms, devices and networks. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services by presenting relevant and targeted offers to customers across all digital channels. QIS offers this personalization technology as a standalone product, as well as integrating the technology as part of its core product offerings (BREW and Plaza) to help wireless operators spur wireless data growth. Our QChat product enables one-to-one (private) and one-to-many (group) push-to-talk calls over 3G networks. The technology also allows over-the-air upgrades of mobile device software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses Voice over Internet Protocol (VoIP) technologies, thereby sending voice information in digital form over IP-based data networks in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network. Our QPoint product enables wireless operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
     The QIS division develops and sells business-to-business products and services to companies worldwide, through a sales and marketing team headquartered in San Diego, California with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies in target markets by providing comprehensive technology and services that combine wireless Internet, data and voice capabilities. We have numerous current and emerging competitors for each of our products and services whose relative degree of success in the markets they serve may adversely impact our margins and market share. Competing offerings to the BREW and Plaza Retail products include device manufacturer-branded vertical application storefronts, such as Apple’s App Store for the iPhone platform, operator-focused application retailing and content distribution solutions and direct-to-consumer mobile content storefronts. Additionally, specialized software and service providers may offer key components of a complete mobile content retailing product to operators or device manufacturers seeking to build their own branded offerings internally. Competing offerings to our Plaza Mobile Internet product include both operator-targeted mobile widget distribution and management platforms, as well as direct-to-consumer mobile widget marketplaces that may be offered by specialized providers or certain mobile device manufacturers. Our Xiam content discovery and recommendations product faces competition from a small number of wireless operator-focused product providers and from emerging Web-based content recommendations engines. Additionally, some larger software providers and device manufacturers may attempt to build competing recommendations solutions internally. Our QChat product competes with numerous push-to-talk services including iDEN, which is used principally in the United States and Latin America. The push-to-talk services market is nascent outside of the United States with several competing standards- and non-standards-based technologies.
     Qualcomm Enterprise Services (QES). The QES division provides equipment, software and services to enable companies to wirelessly connect with their assets and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets and other enterprise companies that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, Latin America, Asia and Canada. Through September 2009, we have shipped approximately 1,344,000 satellite- and terrestrial-based mobile information units. Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for messaging transmission and the GPS constellation for position tracking. We generate revenues from sales of network products and terminals, and information and location-based service and license fees.
     In the United States and Mexico, we manufacture mobile communications equipment, sell related software packages and provide ongoing messaging and maintenance services. Message transmissions for operations in the United States are formatted and processed at our Network Management and Data Center in San Diego, California, with a fully-redundant backup Network Management and Data Center located in Las Vegas, Nevada.
     Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over ten key competitors to our satellite- and terrestrial-based mobile fleet management and asset tracking products and services. Internationally, we face several key competitors in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low cost terrestrial-based products and current as well as future satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers (OEMs) of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. We are currently in discussions with some trucking manufacturers about using our products as their embedded solution.
     Qualcomm Government Technologies (QGOV). The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government (USG) agencies. QGOV adapts, integrates and ships CDMA2000 1X and EV-DO deployable base stations to the USG. QGOV also ships 2G CDMA secure wireless terrestrial phones that operate in enhanced security modes and incorporate end-to-end encryption to the USG. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.

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
     Qualcomm Strategic Initiatives Segment (QSI). QSI manages our strategic investment activities, including FLO TV Incorporated, our wholly-owned wireless multimedia operator subsidiary. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
     Strategic Investments. We make strategic investments to promote the worldwide adoption of CDMA-based products and services for wireless voice and internet data communications, including licensed device manufacturers and companies that support the design and introduction of new CDMA-based products or possess unique capabilities or technology. We make strategic investments in early-stage and other companies both directly and, from time to time, through venture funds to support the adoption of CDMA and the use of the wireless Internet.
     FLO TV. Our FLO TV subsidiary operates a nationwide multicast network in the United States based on our MDS and MediaFLO technology. FLO TV uses 700 MHz spectrum for which we hold licenses nationwide to deliver high-quality video and audio programming to wireless subscribers. Additionally, FLO TV procures, aggregates and distributes content in service packages, which we make available on a wholesale basis to our wireless operator customers in the United States. FLO TV’s Broadcast Operations Center and Network Operations Center are based in San Diego, California.
     FLO TV continues to expand the availability of its commercial service. The commercial availability of the FLO TV network and service will continue, in part, to be determined by our wireless operator partners. Verizon Wireless began offering the FLO TV service during fiscal 2007, and AT&T began offering the service in fiscal 2008. In addition, FLO TV is actively engaged in discussions with other domestic wireless operators, consumer electronics and entertainment companies about how they might utilize the FLO TV service. FLO TV is currently available in 85 markets, including the 40 largest markets in the United States. In fiscal 2010, FLO TV expects to offer the FLO TV service on a subscription basis directly to consumers in the United States. FLO TV plans to provide the service for use in personal television devices, automotive devices and other portable device accessories. These devices are expected to be sold through various retail and distribution channels.
     We are developing our MediaFLO technology to enable FLO TV and potentially other international wireless operators to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. Our efforts to sell this technology internationally are being conducted by a nonreportable segment (MFT), and not by QSI, as we do not intend to pursue an exit strategy from the MFT business. Our MediaFLO technology is designed specifically to bring broadcast quality video to mobile devices efficiently and cost effectively. The MediaFLO technology operates on a dedicated broadcast network and is complementary to wireless network operators currently operating on CDMA2000 1xEV-DO, WCDMA or GSM networks.
     We face indirect competition to our FLO TV products and services from wireless delivery of streaming and downloadable video content via wireless operators, OEMs and other providers of mobile video content, as well as from internet video content accessed through the mobile web browser.
     Other Businesses.
     Qualcomm MEMS Technologies (QMT). QMT is developing display technology for the full range of consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies. With the inclusion of color displays in all types of wireless devices, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the device. An IMOD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus supporting advanced multimedia capabilities on all tiers of mobile devices.
     Qualcomm Flarion Technologies (QFT). QFT is the developer and provider of fast low-latency access with seamless handoff-OFDM (FLASH-OFDM), the wireless industry’s first fully mobile OFDMA offering. FLASH-OFDM is an air interface technology designed for the delivery of advanced internet services in the mobile environment. Through FLASH-OFDM, QFT created an end-to-end network offering for mobile operators, which includes the RadioRouter base station product line, wireless modems, embedded chipsets and system software. The all-IP wireless network supports both broadband data and packetized voice applications. QFT’s considerable expertise with OFDMA technology is now focused on the development of femtocell chipset products and the creation of next generation air interface technologies.
     MediaFLO Technologies (MFT). MFT is developing our MediaFLO technology and marketing it for deployment outside of the United States. Global market awareness of MediaFLO technology has been increasing through a number of successful trials in the United Kingdom, Taiwan, Hong Kong and Malaysia. In addition, we are currently conducting two technology trials in Japan. MediaFLO technology has been officially recognized by the Ministry of Internal Affairs and Communications as one of the candidate technologies for multimedia broadcasting services for mobile terminals in Japan.
     In addition, we are pursuing numerous other international opportunities to market and deploy MediaFLO technology worldwide. The FLO air interface is an open, globally-recognized technology standardized by the Telecommunications Industry Association and the European Telecommunications Standards Institute. It is also recommended by the International Telecommunication Union’s Radiocommunication Sector for the broadcasting of multimedia and data applications.
Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2009, 2008 and 2007 totaled approximately $2.4 billion, $2.3 billion and $1.8 billion, respectively. Research and development expenditures were primarily related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1x Advanced, WCDMA, HSDPA, HSUPA, HSPA+ and LTE. Research and development expenditures were also incurred related to the development of our MediaFLO technology, MediaFLO MDS, mirasol display products using MEMS technology, BREW products and mobile commerce applications.
     We have research and development centers in various locations throughout the world that support our global development activities and ongoing efforts to advance CDMA, OFDMA and a broad range of other technologies. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless telecommunications market and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.
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
Competition
     Competition to our operating segments is discussed under Operating Segments in Item 1. Competition in the wireless industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the market potential of wireless telecommunications products and services. We have facilitated competition in the wireless market by licensing and enabling a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, including:
•	longer operating histories and market presence;
•	greater name recognition;
•	motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies;
•	access to larger customer bases;
•	economies of scale and cost structure advantages;

•	greater sales and marketing, manufacturing, distribution, technical and other resources; and
•	government support of other technologies (e.g., GSM).
     Our wireless telecommunications competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to channels, including in regions primarily deploying 2G wireless communications technology. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment. In addition, many of these companies are licensees of our technologies and have established market positions, trade names, trademarks, patents, copyrights, intellectual property rights and substantial technological capabilities. We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the marketplace for products based on 3G standards, OFDMA-based technologies or other wireless technologies. Although we intend to continue to develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of wireless technologies. We also expect that the price we charge for our products and services may continue to decline as competition continues to intensify.
Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. In the United States, we have approximately 11,600 granted patents and pending patent applications, of which approximately 3,600 patents have been granted. The vast majority of such patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be relevant to CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA and OFDMA products. We also have and will continue to actively file for broad patent protection outside the United States. We have approximately 54,100 foreign granted patents and pending patent applications, of which approximately 18,500 patents have been granted, that have broad coverage throughout most of the world, including China, Japan, South Korea, Europe, Brazil, India, Taiwan and elsewhere.
     Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed standards bodies that we may hold essential intellectual property rights for certain standards that are based on OFDMA technology (e.g., 802.16e, 802.16m and LTE).
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 175 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a license or other rights to use our patents.
     As part of our strategy to generate licensing revenues and support worldwide adoption of our CDMA technology, we license to other companies the rights to design, manufacture and sell products utilizing certain portions of our CDMA intellectual property. Our current publicly announced CDMA licensees are listed on our Internet site (www.qualcomm.com).
     In all cases, we have licensed or otherwise provided rights to use our patented technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies the opportunity to license essentially our entire patent portfolio for use in cellular devices and cell site infrastructure equipment. Our strategy to broadly make available our licensed technologies has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve, grow and reduce device pricing all at a faster pace than the second generation technologies that preceded it (e.g., GSM).

     Under our license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the wholesale selling price, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.), of subscriber and infrastructure equipment and/or a fixed per unit amount. License fees are paid in one or more installments, while royalties generally continue throughout the life of the licensed patents. We believe that our licensing terms are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA (including WCDMA) applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain products (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property is royalty free. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products.
Corporate Responsibility
     At Qualcomm, we realize we have a significant role to play as we strive to better both our local and global communities through ethical business practices, socially empowering technology applications, educational and environmental programs and employee diversity and volunteerism.
•	Community Involvement. We are dedicated to developing and strengthening communities worldwide and believe that involvement with community organizations is an important avenue for our employees to develop as professionals and as citizens.
•	Diversity. We strongly believe in fostering an inclusive work environment globally and are committed to advancing opportunities for all employees and encouraging diversity through the workforce.
•	Environmental Health and Safety. We take a proactive approach to programs and techniques that contribute to a better environment for our local communities as well as our employees.
•	Corporate Sustainability. We are committed to energy efficiency, renewable energy and sustainable best practices to reduce our carbon footprint.
•	Wireless Reach. We believe access to advanced wireless voice and data services improves people’s lives. Qualcomm’s Wireless Reach initiative supports programs and solutions that bring the benefits of connectivity to underserved communities globally. By working with partners, Wireless Reach projects create new ways for people to communicate, learn, access health care, sustain the environment and reach global markets.
Employees
     As of September 27, 2009, we employed approximately 16,100 full-time, part-time and temporary employees. During fiscal 2009, the number of employees increased by approximately 700 primarily due to increases in engineering resources.
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
     The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
Executive Officers
     Our executive officers (and their ages as of September 27, 2009) are as follows:
     Paul E. Jacobs, age 46, has served as Chairman of the Board of Directors since March 2009, as a director since June 2005, and as Chief Executive Officer since July 2005. He served as Group President of the Qualcomm Wireless & Internet (QWI) Group from July 2001 to June 2005. In addition, he served as an Executive Vice President from

February 2000 to June 2005. Dr. Jacobs is also a director of A123 Systems, Inc., a lithium-ion battery developer and manufacturer company. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, a director of the Company.
     Steven R. Altman, age 48, has served as President since July 2005. He served as an Executive Vice President from November 1997 to June 2005 and as President of Qualcomm Technology Licensing (QTL) from September 1995 to April 2005. He is also a director of Amylin Pharmaceuticals, Inc. Mr. Altman holds a B.S. degree in Political Science and Administration from Northern Arizona University and a J.D. from the University of San Diego.
     Derek K. Aberle, age 39, has served as an Executive Vice President and as President of QTL since September 2008. From October 2006 to September 2008, he served as a Senior Vice President and as General Manager of QTL. Mr. Aberle joined the Company in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. from the University of San Diego.
     Andrew M. Gilbert, age 46, has served as an Executive Vice President and President of Qualcomm Internet Services (QIS) and Qualcomm Europe since May 2009. He served as an Executive Vice President and President of QIS, MediaFLO Technologies (MFT) and Qualcomm Europe from January 2008 to May 2009. He served as Senior Vice President and President of Qualcomm Europe from November 2006 to January 2008 and as President of Qualcomm Europe from February 2006 to November 2006. Mr. Gilbert joined Qualcomm in January 2006 as Vice President of Qualcomm Europe. Prior to joining Qualcomm, he served as Vice President and General Manager of Flarion Technologies’ European, Middle Eastern and African regions from May 2002 to January 2006.
     Margaret “Peggy” L. Johnson, age 47, has served as Executive Vice President of the Americas and India since January 2008 and as an Executive Vice President since December 2006. She served as President of MFT from December 2005 to January 2008 and as President of QIS from July 2001 to January 2008. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     William E. Keitel, age 56, has served as an Executive Vice President since December 2003 and as Chief Financial Officer since February 2002. He previously served as a Senior Vice President and as Corporate Controller from May 1999 to February 2002. Mr. Keitel holds a B.A. degree in Business Administration from the University of Wisconsin and an M.B.A. from Arizona State University.
     Len J. Lauer, age 52, has served as Chief Operating Officer and as an Executive Vice President since August 2008 and has responsibility for QWI, FLO TV, MFT, Qualcomm MEMS Technologies (QMT), Corporate Engineering, Corporate Marketing and Global Business Development. He served as Executive Vice President and Group President from December 2006 to July 2008. He was Chief Operating Officer of Sprint Nextel from August 2005 to December 2006. Mr. Lauer was President and Chief Operating Officer of Sprint Corporation from September 2003 until the Sprint-Nextel merger in August 2005. Prior to that, he was President of Sprint PCS from October 2002 until October 2004 and was President-Long Distance (formerly the Global Markets Group) at Sprint PCS from September 2000 until October 2002. Mr. Lauer also served in several executive positions at Bell Atlantic Corp. from 1992 to 1998. Mr. Lauer is also a director of H&R Block, Inc. Mr. Lauer holds a B.S. degree in Managerial Economics from the University of California, San Diego.
     James P. Lederer, age 49, has served as Executive Vice President and General Manager of Qualcomm CDMA Technologies (QCT) since May 2009. He served as Executive Vice President, QCT Business Planning and Finance from May 2008 to May 2009, Senior Vice President, QCT Finance from April 2005 to April 2008, Vice President, Finance from July 2001 to April 2005 and Senior Director, Finance from October 2000 to July 2001. Mr. Lederer joined Qualcomm in 1997 as a Senior Manager in Corporate Finance. Mr. Lederer holds a B.S. degree in Business Administration (Finance/MIS) and an M.B.A. from the State University of New York at Buffalo.
     Steven M. Mollenkopf, age 40, has served as Executive Vice President and President of QCT since August 2008. He served as Executive Vice President, QCT Product Management from May 2008 to July 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an Engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.

     Roberto Padovani, age 55, has served as Executive Vice President and Chief Technology Officer since November 2001. He previously served as Senior Vice President from July 1996 to July 2001 and as Executive Vice President from July 2001 to November 2001 in Corporate Research and Development. Dr. Padovani holds a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.
     Donald J. Rosenberg, age 58, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Computer, Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. from St. John’s University School of Law.
     Daniel L. Sullivan, age 58, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. in Organization Communication from the University of Nebraska.
     Jing Wang, age 47, has served as Executive Vice President of Asia Pacific, Middle East and Africa since January 2008. He joined Qualcomm as a Senior Vice President in February 2001. Mr. Wang also served as Chairman, Qualcomm Asia Pacific from August 2006 to January 2008 and as Chairman, Qualcomm Greater China from March 2003 to August 2006. Mr. Wang holds a B.A. degree in Literature from Anhui University, an LL.M from the People’s University of China, Department of Law, and an LL.M from the University of Virginia School of Law.
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
     We focus our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or upgrade their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from sales of single-mode GSM products. In addition to CDMA technology, we continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and our MediaFLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and MediaFLO technologies may not provide us an adequate return.
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
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX standards and have granted royalty-bearing licenses to nine companies to make and sell products implementing those standards (including Nokia and two other major handset OEMs), we might not achieve the same royalty revenues on such LTE or WiMAX deployments as on CDMA-based deployments, and we might not achieve the same level of success in selling LTE or WiMAX products as we have in CDMA-based products.
Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused a downturn in the market for our products or technology. Despite the recent improvements in market conditions, a future downturn in the market for our products or technology could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Any prolonged credit crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; the inability of our customers to obtain credit to finance purchases of our products; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us and/or cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; uncertainty in global economies, which could impact demand for CDMA-based products in various regions; counterparty failures negatively impacting our treasury operations; and the inability to utilize federal and/or state capital loss carryovers.
     Volatility in financial markets has impacted, and could continue to impact, the value and performance of our marketable securities. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities and other investments, changes in interest rates and changes in fair values of derivative instruments. Our cash and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities.
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
     Despite the recent improvements in market conditions, a future decline in global economic conditions could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.
     During fiscal 2009, 69% of our revenues were from customers and licensees based in South Korea, China and Japan as compared to 70% and 69% during fiscal 2008 and 2007, respectively. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. A significant downturn in the economies of Asian countries where many of our customers and licensees are located, particularly the economies of South Korea, Japan and China, or the economies of the major markets they serve could materially harm our business. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
Our four largest customers accounted for 49% of consolidated revenues in fiscal 2009, 42% in fiscal 2008 and 34% in fiscal 2007. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from four major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;
•	the level of component integration and interoperability required by operators;
•	the financial and operational success of our customers;
•	the success of our customers’ products that incorporate our products;
•	changes in wireless penetration growth rates;
•	value added features which drive replacement rates;
•	shortages of key products and components;
•	fluctuations in channel inventory levels;
•	the success of products sold to our customers by competitors;
•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by the end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;
•	general economic conditions; and
•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, (iii) appeals to governmental authorities, such as the complaints filed with the European Commission (EC) during the fourth calendar quarter of 2005 and with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices which could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests.
     Six companies (Nokia, Ericsson, Panasonic, Texas Instruments, Broadcom and NEC) submitted separate formal complaints to the Competition Directorate of the EC accusing our business practices, with respect to licensing of patents and sales of chipsets, to be in violation of Article 82 of the EC treaty. We received the complaints, submitted a response and have cooperated with the EC in its investigation. On October 1, 2007, the EC announced that it had initiated a proceeding. To date, the EC has not announced whether it would issue a Statement of Objections or whether it has made any conclusions as to the merits of the complaints. On July 23, 2008, we entered into an agreement with Nokia in which Nokia agreed to withdraw its complaint as part of the settlement of disputes between the parties, and on April 26, 2009, we entered into an agreement with Broadcom in which Broadcom agreed to withdraw its complaint as part of the settlement of disputes between the parties; however, although Nokia and

Broadcom have each withdrawn their complaints, the investigation remains active. While the EC’s actions to date do not indicate that the EC has found any evidence of a violation by us and we believe that none of our business practices violate the legal requirements of Article 82 of the EC treaty, if the EC determines liability as to any of the alleged violations, it could impose fines and/or require us to modify our practices. Further, the continuation of this investigation could be expensive and time consuming to address, divert management attention from our business and harm our reputation. Although such potential adverse findings may be appealed within the EC legal system, an adverse final determination could have a significant negative impact on our revenues and/or earnings. Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the KFTC alleging that certain of our business practices violate South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to our integration of multimedia solutions into our chipsets, rebates and discounts provided to our chipset customers and of certain licensing practices. As a result of its agreement with us, in May 2009 Broadcom withdrew its complaint to the KFTC. Hearings before the KFTC commenced on May 27, 2009, and on July 23, 2009, the KFTC announced its ruling in the case, although the written decision has not yet been issued. The KFTC announced that it found us to be in violation of South Korean law by offering certain discounts and rebates for purchases of our CDMA chips and that it would levy a fine of at least 260 billion Korean won, as well as order us to cease the practices at issue. We intend to appeal the written decision once issued. As a result of this announcement, we recorded a $230 million charge during fiscal 2009. We do not anticipate that the cease and desist remedies ordered will have a material effect on our operations. In July 2009, the KFTC also announced that it would continue its review of our integration of multimedia functions into our chipsets, but it has not announced any decisions in that regard. The JFTC has also received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. We have not received the complaints but we have submitted certain requested information and documents to the JFTC regarding the non-assert, cross-licensing and royalty provisions in our license agreements and BREW agreements. On September 29, 2009, the JFTC issued a Cease and Desist Order (CDO) concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The CDO seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. We intend to invoke our right under Japanese law to an administrative hearing before the JFTC, request that the JFTC suspend the CDO pending a decision following the hearing, and seek a stay of the CDO from the Japanese courts should the JFTC deny our request to suspend the CDO. Rejection of our requests to suspend or stay the CDO or an adverse final determination following administrative and judicial (if necessary) review of the CDO could have a significant negative impact on our business, including our revenues and/or earnings. We believe that none of our business practices violate the legal requirements of South Korean competition law or Japanese competition law. However, continuation of the KFTC’s investigation and administrative and judicial review of the KFTC’s written decision and the JFTC’s CDO could be expensive and time consuming to address, divert management attention from our business and harm our reputation.
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
     In addition, as the number of competitors or other patent holders in the market increases and the functionality of our products expands to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset suppliers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have a material adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
     A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of OFDM and OFDMA systems. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more patent holders, this could have a material adverse effect on the commercial implementation of our CDMA, GSM, OFDMA or multimode products and technologies, demand for our licensees’ products and our profitability.
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
     This competition may result in increased development costs and reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products as evidenced by the recent success of smartphones and other feature rich, data capable devices, there is no guarantee that such mitigation will continue to occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
     Companies that promote non-CDMA technologies (e.g., GSM, WiMAX) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States or abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Infineon, Intel, Mediatek, NEC, nVidia, Renesas, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services, which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate new competitors, including companies not previously engaged in manufacturing telecommunications chipsets, to begin offering and selling products based on 3G standards, LTE and WiMAX. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment, which offers practical accessibility to a portion of a product’s source code. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     We continue to believe our FLO TV service offering provides compelling advantages to consumers. However, we face indirect competition to our FLO TV products and services from wireless delivery of streaming and downloadable video content via wireless operators, OEMs and other providers of mobile video content, as well as from internet video content accessed through the mobile web browser.
     While we continue to believe our QMT Division’s interferometric modulator (IMOD) displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT division had $389 million in assets (including $128 million in goodwill) at September 27, 2009. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Attempts by certain companies, if successful, to amend or modify Standards Development Organizations’ (SDOs) and other industry forums’ intellectual property policies could impact our licensing business.
     Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. In May 2007, seven companies (Nokia, Nokia-Siemens, NEC, Ericsson, SonyEricsson, Alcatel-Lucent and NextWave) issued a press release announcing their commitment to the principles described above with respect to the licensing of patents essential to LTE and inviting all other industry participants to join them in adopting such policies. Although the European Telecommunications Standards Institute (ETSI) IPR Special Committee and the Next Generation Mobile Network industry group have thus far determined that such proposals should not be adopted as amendments to existing ETSI policies or new policies, and no other companies have joined these seven companies, such proposals as described above might be revisited within ETSI and might be adopted by other SDOs or industry groups, formal and/or informal, resulting in a potential disadvantage to our business model either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups for promoting our new technologies.
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
     Under our Integrated Fabless Manufacturing (IFM) model, we purchase die from semiconductor manufacturing foundries, contract with separate third-party manufacturers for back-end assembly and test services and ship the completed integrated circuits to our customers. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, manufacturing yields, quality assurance and product delivery schedules. We have a limited history of working with the SAT suppliers under the IFM model, and we cannot guarantee that our lack of control will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenues or increase our cost of sales.
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
     FLO TV Business. FLO TV depends on a limited number of third-party suppliers to manufacture and test component parts, subassemblies and finished goods for products related to our direct-to-consumer FLO TV service offering. If these third-party suppliers do not allocate adequate manufacturing and test capacity in their facilities to produce products on our behalf, or if there are any disruptions in the operations, or the loss, of any of these third parties, our ability to meet our delivery obligations to our customers could be harmed, which could negatively impact our operating results. Lack of devices could also delay subscriber adoption of our FLO TV service.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in both fiscal 2009 and 2008 and were 87% in fiscal 2007. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.
•	Our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.
•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.
•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we increase our presence in existing markets or expand into new markets.
•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.
•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.
•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, and they expose us to counterparty risk if the counterparty fails to perform.
•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.
•	Strengthening currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors, may become more expensive in U.S. dollars.

•	Strengthening currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.
•	Weakening currency values in selected regions may adversely affect the value of our marketable securities issued in foreign markets.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds/notes, auction rate securities and mortgage/asset-backed securities. Many of our strategic investments are in early-stage companies to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. In some cases, we may be required to consolidate or record our share of the earnings or losses of those companies. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
     Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others:
•	retaining key employees;
•	maintaining important relationships of Qualcomm and the acquired business;
•	minimizing the diversion of management’s attention from ongoing business matters;
•	coordinating geographically separate organizations;
•	consolidating research and development operations; and
•	consolidating corporate and administrative infrastructures.
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
FLO TV does not fully control promotional activities necessary to stimulate demand for our services that are offered through the wireless operator channel.
     Our FLO TV business is a wholesale provider of a mobile entertainment and information service to our wireless operator partners. We do not set the retail price of our service when it is provided wholesale, nor do we directly control all of the marketing and promotion of the service to the wireless operator’s subscriber base. Therefore, we are dependent upon our wireless operator partners to price, market and otherwise promote our service to their end users. If our wireless operator partners do not effectively price, market and otherwise promote the service offered through the wireless operator channel to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our FLO TV and Firethorn businesses, respectively.
     Consumer acceptance of our FLO TV and Firethorn service offerings are, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. Our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our FLO TV business that is appealing to subscribers on economically feasible terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base placing us at a competitive disadvantage, which could adversely affect our operating results. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences. If MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investment in MediaFLO technology may not provide us an adequate return.
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
Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully.
     New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. In particular, we intend to continue to invest significant resources in developing integrated circuit products to support high-speed wireless internet access and multimode, multiband, multinetwork operation and multimedia applications, which encompass development of graphical display, camera and video capabilities, as well as higher computational capability and lower power on-chip computers and signal processors. We also continue to invest in the development of our Plaza and BREW applications development platform, our MediaFLO MDS, MediaFLO technology and FLO TV service offering and our IMOD display technology. Certain of these new products, services and technologies face significant competition, and we cannot assure you that the revenues generated from these products or the timing of the deployment of these products or technologies, which may be dependent on the actions of others, will meet our expectations. We cannot be certain that we will make the additional advances in development that may be essential to commercialize our IMOD technology successfully.
The market for our wireless products, services and technologies is characterized by many factors, including:
•	rapid technological advances and evolving industry standards;
•	changes in customer requirements and consumer expectations and preferences;
•	frequent introductions of new products and enhancements;
•	evolving methods for transmission of wireless voice and data communications; and
•	intense competition from companies with greater resources, customer relationships and distribution capabilities.
     Our future success will depend on our ability to continue to develop and introduce new products, services, technologies and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet consumer expectations, price our products and services competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technologies, and products and technologies currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technologies in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.
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
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. In such case, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result. In addition, tax rules may change that may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Our future reported financial results may be adversely affected if accounting rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
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
     Our satellite-based mobile fleet management and trailer tracking services are provided using leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and has transponder and satellite protection. We are currently negotiating to extend the lease in Mexico. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our satellite-based operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
     Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations or in our vendors’, customers’ or licensees’ operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
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
     As part of the development and commercialization of our IMOD display technology, we are operating both a development and a production fabrication facility. The development and commercialization of IMOD display prototypes is a complex and precise process involving hazardous materials subject to environmental and safety regulations. Our failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development and production activities.
Our stock repurchase program may not result in a positive return of capital to stockholders and may expose us to counterparty risk.
     At September 27, 2009, we had authority to repurchase up to $1.7 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
     We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

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
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
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

Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At September 27, 2009, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use

34	United States	Owned	3,956	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.

42	United States	Leased	1,308	Administrative offices, research and development, sales and marketing, service functions and network management hub.

10	Mexico	Leased	317	Administrative offices, sales and marketing, service functions, manufacturing and network operating centers.

6	India	Leased	287	Administrative offices, research and development and sales and marketing.

4	Taiwan	Leased	134	Administrative offices, research and development and sales and marketing.

4	China	Leased	105	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

3	Korea	Leased	75	Administrative offices, research and development and sales and marketing.

4	England	Leased	71	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	67	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

4	Singapore	Leased	46	Administrative offices, research and development and sales and marketing.

33	Other International	Leased	200	Administrative offices, research and development and sales and marketing.

	Total square footage		6,622

     In addition to the facilities above, we own or lease approximately 299,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2019 not including renewals that would be at our option. As of September 27, 2009, we also lease space on base station towers and buildings pursuant to 493 lease arrangements for our FLO TV network. The majority of our cell site leases have an initial term of five to seven years with renewal options of up to five additional five-year periods.

     Several owned and leased facilities are under construction totaling approximately 265,000 additional square feet to meet the requirements projected in our long-term business plan. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that we violated European Union competition law in our WCDMA licensing practices. We have received the complaints and have submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it had initiated a proceeding. To date, the European Commission has not announced whether it would issue a Statement of Objections or whether it has made any conclusions as to the merits of the complaints. As part of their agreements with us, Nokia and Broadcom have each withdrawn their complaints filed with the European Commission, though the investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final; Tessera has appealed the rejections to the Board of Patent Appeals and Interferences. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed and it issued the following remedial orders: (1) a limited exclusion order that bans us and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits us from engaging in certain domestic activities respecting those products. We and other respondents have appealed. The ITC declined to stay its decision pending appeal, and the President declined to review the decision. We have shifted supply of accused chips for the U.S. market to a licensed supplier, Amkor. A licensed source of supply permits us to continue to supply the U.S. market without interruption. The appeals court has declined our request that it stay enforcement of the orders pending appeal. The subject patents expire on September 24, 2010, at which time the ITC orders will cease to be operative.
     Korea Fair Trade Commission Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the Korea Fair Trade Commission (KFTC) alleging that certain of our business practices violate South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to our integration of multimedia solutions into our chipsets, rebates and discounts provided to our chipset customers and of certain licensing practices. As a result of its agreement with us, in May 2009 Broadcom withdrew its complaint to the KFTC. Hearings before the KFTC commenced on May 27, 2009, and on July 23, 2009 the KFTC announced its ruling, although the written decision has not yet been issued. The KFTC announced that it found us to be in violation of South Korean law by offering certain discounts and rebates for purchases of our CDMA chips and that it would levy a fine of at least 260 billion Korean won, as well as order us to cease the practices at issue. Subject to the issuance and review of the KFTC’s written decision, we intend to appeal the decision. As a result of this announcement, we recorded a $230 million charge during fiscal 2009. We do not anticipate that the cease and desist remedies ordered will have a material effect on our operations. In July 2009, the KFTC also announced that it would continue its review of our integration of multimedia functions into our chipsets, but it has not announced any decision in that regard. We believe that our practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with our customers’ desires.
     Japan Fair Trade Commission Complaint: The Japan Fair Trade Commission (JFTC) has received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a Cease and Desist Order (CDO) concluding that our Japanese licensees were forced to cross- license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The CDO seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. We intend to invoke our right under Japanese law to an administrative hearing before the JFTC, request that the JFTC suspend the CDO pending a decision following the hearing, and seek a stay of the CDO from the Japanese courts should the JFTC deny our request to suspend the CDO.
     Other: We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in Pennsylvania and Washington D.C., seeking monetary damages arising out of our sale of cellular phones. Two of the cases in which we have been named as a defendant have been dismissed by the lower courts and are now on appeal by the plaintiffs.
      On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber units, and that we breached the license agreement between us as well as certain commitments to standards setting organizations. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. We have responded to the arbitration demand, denying the allegations and requesting judgment in our favor on all claims. Although we believe Panasonic’s claims are without merit, we have deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 because, among other reasons, the matter has been submitted to arbitration for resolution.
     In November 2008, a complaint was filed in San Diego Federal Court on behalf of a purported class of individuals who purchased CDMA devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws and common law as a result of our licensing practices. On March 3, 2009, the court granted our motion and dismissed the complaint. On April 2, 2009, the plaintiff filed an amended complaint re-asserting some, but not all, of the claims in its original complaint. On August 10, 2009, the court granted our motion to dismiss the amended complaint for lack of standing. However, the court may reopen the case in the event an appeals court reverses a decision in an unrelated case involving different parties but raising a similar standing issue.
     While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. Other than the amount relating to the Korea Fair Trade Commission Complaint, we have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. We are engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 27, 2009.

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

	High ($)	Low ($)
2008
First quarter	43.40	36.60
Second quarter	44.85	35.17
Third quarter	50.82	39.75
Fourth quarter	56.88	37.82

2009
First quarter	45.57	28.16
Second quarter	39.70	32.64
Third quarter	46.73	37.32
Fourth quarter	48.72	42.67
     As of November 2, 2009, there were 9,154 holders of record of our common stock. On November 2, 2009, the last sale price reported on the NASDAQ Stock Market for our common stock was $41.81 per share.
Dividends
     On March 11, 2008, we announced an increase in our quarterly dividend from $0.14 to $0.16 per share on our common stock. On March 3, 2009, we announced an increase in our quarterly dividend from $0.16 to $0.17 per share of common stock. Cash dividends announced in fiscal 2008 and 2009 were as follows (in millions, except per share data):

			Cumulative
	Per Share	Total	by Fiscal Year
2008
First quarter	$0.14	$228	$228
Second quarter	0.14	227	455
Third quarter	0.16	261	716
Fourth quarter	0.16	266	982

	$0.60	$982

2009
First quarter	$0.16	$264	$264
Second quarter	0.16	264	528
Third quarter	0.17	282	810
Fourth quarter	0.17	283	1,093

	$0.66	$1,093

     On October 2, 2009, we announced a cash dividend of $0.17 per share on our common stock, payable on December 23, 2009 to stockholders of record as of November 25, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model.

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
     Additional information regarding our stock option plans and plan activity for fiscal 2009, 2008 and 2007 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 — Employee Benefit Plans” and in our 2010 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. At September 27, 2009, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our shares during the fourth quarter of fiscal 2009, we continue to evaluate repurchases under this program.
Performance Measurement Comparison of Stockholder Return
     The following graph compares total stockholder return on our common stock since September 26, 2004 to two indices: the Standard & Poor’s 500 Stock Index (the S&P 500) and the Nasdaq Total Return Index for Communications Equipment Stocks, SIC 3660-3669 (the Nasdaq Industry). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ Industry tracks the aggregate price performance of equity securities of communications equipment companies traded on the NASDAQ Stock Market. The total return for our stock and for each index assumes the reinvestment of dividends and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the NASDAQ Global Select Market and is a component of each of the S&P 500 and the NASDAQ Industry.

     The Company’s closing stock price on September 25, 2009, the last trading day of the Company’s 2009 fiscal year, was $44.70 per share.

(1)	Shows the cumulative total return on investment assuming an investment of $100 in each of our common stock, the S&P 500 and the Nasdaq industry Index on September 26, 2004. All returns are reported as of our fiscal year end, which is the last Sunday of the month in which the fourth quarter ends, whereas the numbers for the S&P 500 are calculated as of the last day of the month in which the corresponding quarter ends.

Item 6.	Selected Financial Data
     The following balance sheet data and statement of operations data for the five fiscal years ended September 27, 2009, September 28, 2008, September 30, 2007, September 24, 2006 and September 25, 2005 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 27, 2009 and September 28, 2008 and the related consolidated statements of operations and cash flows for fiscal 2009, 2008 and 2007 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 27,	September 28,	September 30,	September 24,	September 25,
	2009	2008	2007	2006	2005
		(In millions, except per share data)
Statement of Operations Data:

Revenues	$10,416	$11,142	$8,871	$7,526	$5,673
Operating income	2,226	3,730	2,883	2,690	2,386
Net income	1,592	3,160	3,303	2,470	2,143

Per Share Data:

Net income — basic	$0.96	$1.94	$1.99	$1.49	$1.31
Net income — diluted	0.95	1.90	1.95	1.44	1.26
Dividends announced	0.66	0.60	0.52	0.42	0.32

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$17,742	$11,269	$11,815	$9,949	$8,681
Total assets	27,445	24,712	18,495	15,208	12,479
Capital lease obligations(2)	187	142	91	58	3
Other long-term liabilities (2)	618	191	169	181	141
Total stockholders’ equity	20,316	17,944	15,835	13,406	11,119

(1)	Our fiscal year ends on the last Sunday in September. The fiscal years ended September 27, 2009, September 28, 2008, September 24, 2006, and September 25, 2005 each included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.

(2)	Capital lease obligations and other long-term liabilities are included in other liabilities in the consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.
Overview
Recent Developments
     Revenues for fiscal 2009 were $10.4 billion, with net income of $1.6 billion, which were impacted by the following key items:
•	Both revenues and net income were adversely impacted by lower demand for CDMA-based MSM integrated circuits during the first half of fiscal 2009 as a result of the slowdown in the global economy. We shipped approximately 317 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, a decrease of 6%, compared to approximately 336 million MSM integrated circuits in fiscal 2008. In addition, net income was adversely impacted by other-than-temporary losses on marketable securities related primarily to the volatility in global financial markets.
•	CDMA-based device shipments totaled approximately 492 million units, an increase of 14% over the 433 million units shipped in fiscal 2008. (2)
•	The average selling price of CDMA-based devices was estimated to be approximately $200, a decrease of approximately 9% from the prior year. (2)
•	We entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom Corporation. As a result of this agreement, we recorded a $783 million charge.
•	In July 2009, the Korea Fair Trade Commission (KFTC) announced (although a written decision has not yet been issued) that it found us to be in violation of South Korean law by offering certain discounts and rebates for purchases of our CDMA chips and that it would levy a fine, as well as order us to cease the practices at issue. We intend to appeal the written decision once issued. As a result of this announcement, we recorded a $230 million charge.
     Against this backdrop, the following recent developments occurred during fiscal 2009 with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 16% to reach approximately 4.5 billion.(1)
•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA, HSPA and TD-SCDMA), are approximately 20% of total worldwide wireless subscribers to date. (1)
•	3G subscribers (all CDMA-based) grew to approximately 885 million worldwide including approximately 455 million CDMA2000 1X/1xEV-DO subscribers and approximately 430 million WCDMA/HSPA/TD-SCDMA subscribers. (1)
•	In the handset market, CDMA-based unit shipments grew an estimated 7% year-over-year, compared to an estimated decline of 7% year-over-year across all technologies. (3)
•	In September 2009, the Japan Fair Trade Commission (JFTC) issued a Cease and Desist Order (CDO) seeking to require us to modify our existing license agreements with Japanese companies to eliminate certain cross-license non-assertion provisions in our license agreements, while preserving the license of our patents to those companies. We intend to invoke our right under Japanese law to an administrative hearing before the JFTC and to seek a stay of the CDO from the JFTC, and if necessary, from the Japanese courts.

(1)	According to Wireless Intelligence estimates as of November 2, 2009, for the quarter ending September 30, 2009. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(2)	Derived from reports provided by our licensees/manufacturers during the year and our own estimates of unreported activity.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Radio Frequency (RF) and Power Management (PM) devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 59%, 60% and 59% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 35%, 33% and 31% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services, software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through September 2009, QES has shipped approximately 1,344,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including BREW (Binary Runtime Environment for Wireless), the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 6%, 7% and 9% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively.
     QSI manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), formerly MediaFLO USA, Inc., our wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments to promote the worldwide adoption of CDMA-based products and services. Our strategy is to invest in early-stage and other companies, including licensed device manufacturers, that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicasting network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV service to retail wireless consumers continues to be determined, in part, by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages which we will continue to make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA, WCDMA or GSM networks) in the United States. Distribution, marketing, billing and customer care remain functions that are provided primarily by our wireless operator partners. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
     Nonreportable segments include: the Qualcomm MEMS Technologies division, which is developing an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the Qualcomm Flarion Technologies division, which is developing femtocell chipset products and other OFDM/OFDMA technologies; the MediaFLO Technologies division, which is developing our MediaFLO MDS and MediaFLO technology and markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The network launches and further expansion of 3G in China, including CDMA2000 by China Telecom, WCDMA by China Unicom and TD-SCDMA by China Mobile, is expected to drive competition and growth of 3G products and services in that region.
•	The transition to 3G CDMA-based networks is expected to continue:
o	More than 595 operators have commercially launched 3G networks, including 300 CDMA2000 networks and 295 WCDMA networks; (1)(2)

o	More than 110 CDMA2000 operators have commercially launched the higher data speeds of 1xEV-DO and more than 75 have launched EV-DO Revision A; (1) and

o	More than 280 WCDMA operators have commercially launched the higher data speeds of HSDPA, while more than 90 have launched HSUPA and 26 have launched HSPA+. (2)
•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. As operators deploy the higher data speeds of HSPA, HSPA+, EV-DO Revision A and EV-DO Revision B and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to continue at a strong pace.
•	To meet growing demand for advanced 3G wireless devices and increased multimedia functionality, we intend to continue to invest significant resources toward the development of wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry. We expect that a portion of our research and development initiatives in fiscal 2010 will not reach commercialization until several years in the future.
•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into a single chip or package, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.
•	We expect to continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, including the following products and technologies:

o	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

o	OFDM and OFDMA-based technologies, including LTE;

o	Our service applications platform, content delivery services and user interfaces;

o	Our Snapdragon platform to help create new CDMA-based connected computing products and drive connectivity beyond traditional wireless devices;

o	Our Gobi mobile data modems to provide worldwide CDMA-based embedded connectivity for existing computing platforms;

o	Our convergence-based chips that include 3G modem and applications processor capabilities (including support for third-party operating systems);

o	Our FLO TV mobile television service which includes product and distribution expansion beyond wireless operators through direct-to-consumer products such as automotive devices and personal television devices through retail channels; and

o	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect to continue to devote resources to working with and educating all participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, and to appear in front of administrative and regulatory bodies, including the European Commission, the Korea Fair Trade Commission and the Japan Fair Trade Commission, to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage.
•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of litigation in which we or our customers may become involved.
•	The volatility in financial markets may continue to have an impact on the value of our marketable securities and net investment income (loss).

(1)	According to public reports made available at www.cdg.org as of October 27, 2009.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers, in their October 2009 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
     Revenues from customers in South Korea, China and Japan comprised 35%, 23% and 11%, respectively, of total consolidated revenues for fiscal 2009, as compared to 35%, 21% and 14%, respectively, for fiscal 2008, and 31%, 21% and 17%, respectively, for fiscal 2007. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. The decline in revenues from customers in Japan was primarily due to lower replacement rates in Japan.
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
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services, software hosting services and services related to delivery of multimedia content. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Such reductions to revenue are based on estimates, including our assumptions related to historical and projected customer sales volumes, market share and inventory levels.
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
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. As of September 27, 2009, our goodwill and intangible assets, net of accumulated amortization, were $1.5 billion and $3.1 billion, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets, or our conclusion that the value of certain assets is not reliably estimable, may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.
     We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our net investment income (loss).

     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. We also hold investments in other marketable securities, including non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds and notes, auction rate securities and mortgage- and asset-backed securities. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $15 billion at September 27, 2009. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments are subject to substantial quarterly and annual fluctuations and to significant market volatility. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been below its original cost, the extent of the general decline in prices or an increase in the default or recovery rates of securities in an asset class, negative events such as a bankruptcy filing or a need to raise capital or seek financial support from the government or others, the performance and pricing of the investee’s securities in relation to the securities of its competitors within the industry and the market in general and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. If we determine that a security price decline is other than temporary, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2009, 2008 and 2007, we recorded $743 million, $502 million and $16 million, respectively, in net other-than-temporary losses on our investments in marketable securities.
     Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our equity compensation plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. Share-based compensation expense recognized during fiscal 2009, 2008 and 2007 was $584 million, $543 million and $493 million, respectively. At September 27, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.4 billion, which is expected to be recognized over a weighted-average period of 3.3 years. Net stock options, after forfeitures and cancellations, granted during fiscal 2009 represented 2.2% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during fiscal 2009 represented 2.5% of outstanding shares as of the end of the fiscal period.
     We estimate the value of stock option awards on the date of grant using a lattice binomial option-pricing model (binomial model). The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because valuation model assumptions are subjective, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation awards. There is not currently a generally accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Although we estimate the fair value of employee share-based awards, the option-pricing model we use may not produce a value that is indicative of the fair value observed in a willing buyer/willing seller market transaction.
     For purposes of estimating the fair value of stock options granted during fiscal 2009, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model. We utilized the term structure of volatility up to approximately two years, and we used the implied volatility of the option with the longest time to maturity for the expected volatility estimates for periods beyond two years. The weighted-average volatility assumption was 42.7% for fiscal 2009, which if increased to 50%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2009 by $1.78 per share, or 11%. The authoritative guidance includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.
     The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant. The weighted-average risk-free interest rate assumption was 2.6% for fiscal 2009, which if increased to 6.0% would increase the weighted-average estimated fair value of stock options granted during fiscal 2009 by $1.42 per share, or 8%.
     We do not target a specific dividend yield for our policy on dividend payments, but we are required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on our history and expectation of dividend payouts. The dividend yield assumption was 1.5% for fiscal 2009, which if decreased to 0.4% would increase the weighted-average estimated fair value of stock options granted during fiscal 2009 by $1.14 per share, or 7%. Dividends and/or increases or decreases in dividend payments are subject to approval by our Board of Directors as well as to future cash inflows and outflows resulting from operating performance, stock repurchase programs, mergers and acquisitions, and other sources and uses of cash. While our historical dividend rate is assumed to continue in the future, it may be subject to substantial change, and investors should not depend upon this forecast as a reliable indication of future cash distributions that will be made to investors.
     The post-vesting forfeiture rate is estimated using historical option cancellation information. The weighted-average post-vesting forfeiture rate assumption was 9.2% for fiscal 2009, which if decreased to 1.5%, would increase the weighted-average estimated fair value of stock options granted during fiscal 2009 by $1.20 per share, or 7%.
     The suboptimal exercise factor is estimated using historical option exercise information. The weighted-average suboptimal exercise factor assumption was 1.9 for fiscal 2009, which if increased to 2.5, would increase the weighted-average estimated fair value of stock options granted during fiscal 2009 by $1.21 per share or 7%.
     Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those which are reflected in historical income tax provisions and recorded assets and liabilities. For example, during fiscal 2009, we recorded an income tax benefit of $155 million, adjusting our prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits.
     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 27, 2009, gross deferred tax assets were $1.5 billion. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
     As of September 27, 2009, we had gross deferred tax assets of $510 million related to capital losses and $23 million related to foreign and state net operating losses. We can only use realized capital losses to offset realized capital gains. Based upon our assessments of when capital gains and losses will be realized, we estimate that our future capital gains will not be sufficient to utilize all of the temporary and other-than-temporary capital losses that were recorded through fiscal 2009. During fiscal 2009, we decreased our valuation allowance for the portion of capital losses we do not expect to utilize by $79 million to $55 million. This decrease was comprised of a $278 million net decrease in valuation allowance as a result of an increase in net unrealized gains on marketable securities, which was recorded as an increase in other comprehensive income, partially offset by a $199 million net increase in valuation allowance related to other-than-temporary impairments on investments, which was recognized in earnings. We can only use net operating losses to offset taxable income of certain legal entities in certain tax jurisdictions. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the net operating losses we have incurred through fiscal 2009. Therefore, we have provided a $17 million valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future capital gains, the timing of realization of capital losses and the amount of future taxable income in certain jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of capital losses, capital gains and taxable income are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $3.0 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $8.6 billion of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Other than amounts relating to the Korea Fair Trade Commission Complaint, we have not recorded any accrual for contingent liabilities associated with any other legal proceedings based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Revisions in our estimates of the potential liability could materially impact our results of operations.
Fiscal 2009 Compared to Fiscal 2008
     Revenues. Total revenues for fiscal 2009 were $10.42 billion, compared to $11.14 billion for fiscal 2008. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 31% and 30% in aggregate of total consolidated revenues in fiscal 2009 and 2008, respectively.
     Revenues from sales of equipment and services for fiscal 2009 were $6.47 billion, compared to $7.16 billion for fiscal 2008. The decrease in revenues from sales of equipment and services was primarily due to a $597 million reduction in revenues from sales of integrated circuit products, mostly consisting of MSM and accompanying RF and PM integrated circuits, caused by the contraction in CDMA-based channel inventory, and a $79 million decrease in QES revenues. Revenues from licensing and royalty fees for fiscal 2009 were $3.95 billion, compared to $3.98 billion for fiscal 2008. The decrease in revenues from licensing and royalty fees was primarily due to a $26 million decrease in BREW licensing revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2009 was $3.18 billion compared to $3.41 billion for fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues was 49% for fiscal 2009, compared to 48% for fiscal 2008. Cost of equipment and services revenues included $41 million in share-based compensation in fiscal 2009, compared to $39 million in fiscal 2008. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For fiscal 2009, research and development expenses were $2.44 billion or 23% of revenues, compared to $2.28 billion or 20% of revenues for fiscal 2008. The dollar increase was primarily attributable to a $129 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1x Advanced, WCDMA, HSDPA, HSUPA, HSPA+ and LTE. Research and development expenses in fiscal 2009 included share-based compensation and in-process research and development of $280 million and $6 million, respectively, compared to $250 million and $14 million, respectively, in fiscal 2008.
     Selling, General and Administrative Expenses. For fiscal 2009, selling, general and administrative expenses were $1.56 billion or 15% of revenues, compared to $1.71 billion or 15% of revenues for fiscal 2008. The dollar decrease was primarily attributable to a $110 million decrease in professional fees, of which $72 million related to litigation and other legal matters, a $24 million decrease in selling and marketing expenses and a $19 million decrease in travel expenses. Selling, general and administrative expenses in fiscal 2009 included share-based compensation of $263 million, compared to $254 million in fiscal 2008.
     Net Investment (Loss) Income. Net investment loss was $150 million for fiscal 2009, compared to net investment income of $96 million for fiscal 2008. The net decrease was primarily comprised as follows (in millions):

	Year Ended
	September 27,	September 28,
	2009	2008	Change
Interest and dividend income:
Corporate and other segments	$513	$487	$26
QSI	3	4	(1)
Interest expense	(24)	(22)	(2)
Net realized gains on investments:
Corporate and other segments	107	104	3
QSI	30	51	(21)
Net impairment losses on investments:
Corporate and other segments	(734)	(502)	(232)
QSI	(29)	(33)	4
Gains on derivative instruments	1	6	(5)
Equity in (losses) earnings of investees	(17)	1	(18)

	$(150)	$96	$(246)

     Net other-than-temporary losses on marketable securities related primarily to depressed securities values caused by the prolonged disruption in global financial markets affecting consumers and the banking, finance and housing industries. This disruption is evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities.
     Income Tax Expense. Income tax expense was $484 million for fiscal 2009, compared to $666 million for fiscal 2008. The annual effective tax rate was 23% for fiscal 2009, compared to 17% for fiscal 2008. The annual effective tax rate for fiscal 2009 is higher than the annual effective tax rate for fiscal 2008 primarily due to a decrease in foreign earnings taxed at less than the United States federal rate, an increase in the valuation allowance on capital losses recognized in earnings and the revaluation of net deferred tax assets to reflect changes in California law, partially offset by adjustments to prior year estimates of uncertain tax positions as a result of tax audits during fiscal 2009.

     The annual effective tax rate for fiscal 2009 of 23% is less than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate, 7% related to adjustments to prior year estimates of uncertain tax positions as a result of tax audits during the year and 5% related to research and development tax credits, partially offset by an increase in valuation allowance related to capital losses of 11%, the revaluation of net deferred items of 4% and state taxes of approximately 5%.
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
     Revenues from sales of equipment and services for fiscal 2008 were $7.16 billion, compared to $5.77 billion for fiscal 2007. The increase in revenues from sales of equipment and services was primarily due to a $1.41 billion increase in revenues from sales of integrated circuit products, mostly consisting of MSM and accompanying RF and PM integrated circuits. Revenues from licensing and royalty fees for fiscal 2008 were $3.98 billion, compared to $3.11 billion for fiscal 2007. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL’s licensees other than Nokia, driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates. In addition, revenues from licensing and royalties in fiscal 2008 included $560 million (attributable to both fiscal 2008 and 2007) related to agreements with Nokia. Revenues from licensing and royalties in fiscal 2007 included royalty payments from Nokia only for sales of Nokia products through April 9, 2007.
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
     Research and Development Expenses. For fiscal 2008, research and development expenses were $2.28 billion or 20% of revenues, compared to $1.83 billion or 21% of revenues for fiscal 2007. The dollar increase was primarily attributable to a $358 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, WCDMA, HSDPA, HSUPA, HSPA+ and OFDMA. Research and development expenses related to the development of our MediaFLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications increased by $63 million. Research and development expenses in fiscal 2008 included share-based compensation and in-process research and development of $250 million and $14 million, respectively, compared to $221 million and $10 million, respectively, in fiscal 2007.
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
     Net Investment Income. Net investment income was $96 million for fiscal 2008, compared to $743 million for fiscal 2007. The net decrease was primarily comprised as follows (in millions):

	Year Ended
	September 28,	September 30,
	2008	2007	Change
Interest and dividend income:
Corporate and other segments	$487	$551	$(64)
QSI	4	7	(3)
Interest expense	(22)	(11)	(11)
Net realized gains on investments:
Corporate and other segments	104	201	(97)
QSI	51	21	30
Net impairment losses on investments:
Corporate and other segments	(502)	(16)	(486)
QSI	(33)	(11)	(22)
Gains on derivative instruments	6	2	4
Equity in earnings (losses) of investees	1	(1)	2

	$96	$743	$(647)

     The decrease in interest and dividend income on cash, cash equivalents and marketable securities held by corporate and other segments was primarily a result of lower interest rates earned on interest-bearing securities. Other-than-temporary losses in fiscal 2008 included $327 million recognized in the fourth quarter on marketable securities held by corporate and other segments. Both other-than-temporary losses on marketable securities and the decrease in net realized gains on corporate investments were generally related to depressed securities values caused by the major disruption in global financial markets.
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
Our Segment Results for Fiscal 2009 Compared to Fiscal 2008
     The following should be read in conjunction with the fiscal 2009 and 2008 financial results for each reporting segment. See “Notes to Consolidated Financial Statements — Note 10 — Segment Information.”
     QCT Segment. QCT revenues for fiscal 2009 were $6.14 billion, compared to $6.72 billion for fiscal 2008. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $5.93 billion for fiscal 2009, compared to $6.53 billion for fiscal 2008. The decrease in equipment and services revenues resulted primarily from a $770 million decrease related to lower unit shipments, caused by the contraction in CDMA-based channel inventory. This decrease was partially offset by an increase of $113 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 317 million MSM integrated circuits were sold during fiscal 2009, compared to approximately 336 million for fiscal 2008.
     QCT earnings before taxes for fiscal 2009 were $1.44 billion, compared to $1.83 billion for fiscal 2008. QCT operating income as a percentage of its revenues (operating margin percentage) was 23% in fiscal 2009, compared to 27% in fiscal 2008. The decrease in operating margin percentage was primarily due to increased research and development expenses while revenues declined.
     QCT inventories decreased by 10% in fiscal 2009 from $453 million to $408 million primarily due to the net effects of changes in integrated circuit product mix and a decrease in average unit costs.
     QTL Segment. QTL revenues for fiscal 2009 were $3.61 billion, compared to $3.62 billion for fiscal 2008. QTL earnings before taxes for fiscal 2009 were $3.07 billion, compared to $3.14 billion for fiscal 2008. QTL operating margin percentage was 85% in fiscal 2009, compared to 87% in fiscal 2008. The decrease in earnings before taxes was primarily attributable to an increase in amortization related to acquired patents, partially offset by a decrease in professional fees related to litigation and other legal matters, which resulted in a corresponding decline in operating margin percentage.

     QWI Segment. QWI revenues for fiscal 2009 were $641 million, compared to $785 million for fiscal 2008. Revenues decreased primarily due to a $79 million decrease in QES revenues and a $71 million decrease in QIS revenues. The decrease in QES revenues was primarily attributable to a $50 million decrease in revenues from hardware product sales, due to a 47,500-unit reduction, or 52%, in the number of units shipped, and a $21 million decrease in messaging revenue. The decrease in QIS revenues was primarily attributable to a $45 million decrease in QChat revenues resulting primarily from decreased development efforts under the licensing agreement with Sprint and a $30 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures.
     QWI earnings before taxes for fiscal 2009 was $20 million, compared to a loss before taxes of $1 million for fiscal 2008. QWI operating margin percentage was 3% in fiscal 2009, compared to zero percent in fiscal 2008. The increase in QWI earnings before taxes was primarily attributable to a decrease in selling, general and administrative expenses and research and development expenses at QIS and QES, partially offset by an increase in the operating loss of Firethorn. The increase in QWI operating margin percentage was primarily attributable to improvements in QIS and QES gross margin percentage, partially offset by an increase in the operating loss of Firethorn.
     QSI Segment. QSI revenues for fiscal 2009 were $29 million, compared to $12 million for fiscal 2008. QSI loss before taxes for fiscal 2009 was $361 million, compared to $304 million for fiscal 2008. QSI revenues are attributable to our FLO TV subsidiary. QSI loss before taxes increased by $57 million primarily due to a $39 million increase in net investment losses (unrelated to FLO TV) and an $18 million increase in our FLO TV subsidiary’s loss before taxes.
Our Segment Results for Fiscal 2008 Compared to Fiscal 2007
     The following should be read in conjunction with the financial results of fiscal 2008 and 2007 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.”
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
     QCT earnings before taxes for fiscal 2008 were $1.83 billion, compared to $1.55 billion for fiscal 2007. QCT operating income as a percentage of its revenues (operating margin percentage) was 27% in fiscal 2008, compared to 29% in fiscal 2007. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage related to an increase in reserves for excess and obsolete inventory and product support costs.
     QCT inventories increased by 17% in fiscal 2008 from $387 million to $453 million primarily due to the shift in our manufacturing business model from turnkey to IFM and the related work-in process which includes purchased die and related back-end assembly and test manufacturing services needed to complete QCT integrated circuit products. The increase is also attributable to an increase in finished goods associated with growth in sales volume.
     QTL Segment. QTL revenues for fiscal 2008 were $3.62 billion, compared to $2.77 billion for fiscal 2007. QTL earnings before taxes for fiscal 2008 were $3.14 billion, compared to $2.34 billion for fiscal 2007. QTL operating margin percentage was 87% in fiscal 2008, compared to 84% in fiscal 2007. The increase in revenues from licensing and royalty fees primarily related to an increase in sales of CDMA-based products reported by QTL licensees other than Nokia, driven by the continued adoption of WCDMA at higher average selling prices than CDMA and fluctuations in currency exchange rates. In addition, QTL revenues from licensing and royalties in fiscal 2008 included $560 million (attributable to both fiscal 2008 and 2007) related to the new agreement with Nokia. Revenues from licensing and royalties in fiscal 2007 included royalty payments from Nokia only for sales of Nokia products through April 9, 2007. The increase in earnings before taxes was primarily attributable to the increase in revenues and the effect of bad debt expenses recognized in fiscal 2007, partially offset by increases in research and development expenses and patent costs, which resulted in a corresponding increase in operating margin percentage.
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
     QWI loss before taxes for fiscal 2008 was $1 million, compared to earnings before taxes of $88 million for fiscal 2007. QWI operating margin percentage was zero percent in fiscal 2008, compared to 11% in fiscal 2007. The decrease in QWI earnings before taxes was primarily due to the decrease in revenues, a $30 million increase in QIS research and development expenses related to our BREW products and a $34 million increase in operating expenses as a result of the acquisition of Firethorn during the first quarter of fiscal 2008, all of which contributed to a corresponding decline in operating margin percentage.
     QSI Segment. QSI revenues for fiscal 2008 were $12 million, compared to $1 million for fiscal 2007, related to the commencement of our FLO TV service in March 2007. QSI loss before taxes for fiscal 2008 was $304 million, compared to $240 million for fiscal 2007. QSI loss before taxes also included a $71 million increase in our FLO TV subsidiary’s loss before taxes comprised primarily of an increase of $50 million in cost of equipment and services revenues and a $22 million increase in research and development expenses.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $17.7 billion at September 27, 2009, an increase of $6.5 billion from September 28, 2008. Our cash, cash equivalents and marketable securities at September 27, 2009 consisted of $7.9 billion held domestically with the remaining balance of $9.8 billion held by foreign subsidiaries. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $7.2 billion during fiscal 2009, compared to $3.6 billion during fiscal 2008 primarily due to collection of a $2.5 billion licensing receivable paid in October 2008.
     During fiscal 2009, we repurchased and retired 8,920,000 shares of our common stock for $284 million. At September 27, 2009, approximately $1.7 billion remained authorized for repurchases under our stock repurchase program. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
     We declared and paid dividends totaling $1.1 billion, $982 million and $862 million, or $0.66, $0.60 and $0.52 per common share, during fiscal 2009, 2008 and 2007, respectively. On October 2, 2009, we announced a cash dividend of $0.17 per share on our common stock, payable on December 23, 2009 to stockholders of record as of November 25, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Since September 2007, there has been a prolonged disruption in global financial markets that has contributed to a major crisis in debt and equity capital markets and a global economic recession. This period of economic weakness has impacted the value of our marketable securities. At September 27, 2009, gross unrealized gains on marketable securities were $870 million and gross unrealized losses were $196 million. At September 27, 2009, we concluded that the unrealized losses were temporary. Our relative weighting of these factors is reassessed when market or economic conditions change. Further, for equity securities, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, we have the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, we do not have the intent to sell, nor is it more likely than not that we will be required to sell, such securities. As a result, we do not believe the decline in the fair value of our marketable securities will materially affect our liquidity.
     Accounts receivable decreased by 83% during fiscal 2009 primarily due to collection of a $2.5 billion licensing receivable, partial payment of amounts receivable for redemptions of money market funds and reclassification of the remaining net balance of these investment receivables to other assets, and a decrease of approximately $580 million in other accounts receivable. Days sales outstanding related to these other accounts receivable were 23 days at September 27, 2009 compared to 34 days at September 28, 2008. The decrease in other trade accounts receivable and the related days sales outstanding were primarily due to the timing of cash receipts related to sales of integrated circuits.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations, in addition to our substantial untapped debt capacity, will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $2.4 billion in fiscal 2009 and $2.3 billion in fiscal 2008, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Capital expenditures were $761 million in fiscal 2009 and $1.4 billion in fiscal 2008. Our purchase obligations for fiscal 2010, some of which relate to research and development activities and capital expenditures, totaled $893 million, at September 27, 2009. Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $648 million ratably through April 2013. Cash used for strategic investments and acquisitions, net of cash acquired, was $54 million in fiscal 2009 and $298 million in fiscal 2008, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     At September 27, 2009, our outstanding contractual obligations included (in millions):
Contractual Obligations
Payments Due By Fiscal Period

						No
					Beyond	Expiration
	Total	2010	2011-2012	2013-2014	2014	Date
Purchase obligations (1)	$1,207	$893	$234	$25	$55	$—
Operating lease obligations	450	84	99	44	223	—
Equity funding commitments (2)	4	—	—	—	—	4

Total commitments	1,661	977	333	69	278	4

Capital lease obligations(3)	446	14	27	28	377	—
Other long-term liabilities (4)(5)	660	188	344	118	9	1

Total recorded liabilities	1,106	202	371	146	386	1

Total	$2,767	$1,179	$704	$215	$664	$5

(1)	Total purchase obligations include $683 million in commitments to purchase integrated circuit product inventories.

(2)	These commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts or not at all.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 27, 2009.

(4)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions.

(5)	Our consolidated balance sheet at September 27, 2009 included a $47 million noncurrent liability for uncertain tax positions, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
     Additional information regarding our financial commitments at September 27, 2009 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 9 — Commitments and Contingencies.”
Future Accounting Requirements
     In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective for our fiscal 2010 beginning September 28, 2009 and will change our accounting treatment for business combinations on a prospective basis.
     The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. We adopted the provisions of the guidance for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provisions related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The adoption of this guidance in fiscal 2010 on such nonfinancial assets and liabilities is not expected to have a significant impact on our consolidated financial statements.
     In September 2009, the FASB ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our fiscal 2011 beginning September 27, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are in the process of evaluating early prospective adoption and determining the effects, if any, the adoption of the guidance will have on our consolidated financial statements.
     In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The guidance will be effective for our fiscal 2011 beginning September 27, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are in the process of evaluating early prospective adoption and determining the effects, if any, the adoption of the guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
     Credit Market Risk. Since September 2007, there has been a prolonged disruption in global financial markets that has led to a major crisis in debt and equity capital markets and a global economic recession. This period of economic weakness has impacted the value of most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities. At September 27, 2009, we held a significant portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, preferred stocks and other securities that have been affected by these credit market concerns and had temporary gross unrealized losses of $39 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters.
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. We deposit our cash primarily with one major institution. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. As interest rates in the general economy have dropped significantly over the past several months, our floating interest-bearing securities are earning less interest income. When the general economy weakens significantly, as it has recently, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our interest-bearing securities that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that these securities are similar enough within the specified categories to aggregate these securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2010	2011	2012	2013	2014	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$470	$—	$—	$—	$—	$—	$—	$470
Interest rate	0.4%
Available-for-sale securities:
Investment grade	$1,481	$1,195	$673	$235	$669	$250	$2,600	$7,103
Interest rate	2.0%	2.9%	3.6%	4.7%	4.6%	6.8%	2.7%
Non-investment grade	$15	$27	$30	$88	$133	$713	$29	$1,035
Interest rate	9.2%	12.7%	11.0%	10.5%	10.2%	10.8%	0.7%
Floating interest-bearing securities:
Cash and cash equivalents	$2,004	$—	$—	$—	$—	$—	$—	$2,004
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$794	$742	$227	$14	$—	$321	$619	$2,717
Interest rate	1.2%	1.1%	0.9%	0.4%		8.6%	3.7%
Non-investment grade	$6	$12	$79	$204	$348	$162	$894	$1,705
Interest rate	26.6%	7.6%	6.8%	6.8%	7.2%	9.1%	4.2%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Equity Price Risk. The prolonged disruption in global financial markets has caused increased volatility in the fair values of our equity securities and equity mutual and exchange-traded fund shares. We have a diversified marketable securities portfolio that includes equities held by mutual and exchange-traded fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at September 27, 2009 would cause a decrease in the carrying amounts of these securities of $247 million. At September 27, 2009, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were approximately $157 million.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At September 27, 2009, we had a net liability of $28 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products. Counterparties to our derivative contracts are all major institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions, which could materially impact our results. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $19 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. See “Notes to Consolidated Financial Statements, Note 1 — The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.
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
     Our consolidated financial statements at September 27, 2009 and September 28, 2008 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-31.

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 27, 2009.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 27, 2009, as stated in its report which appears on page F-1.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010 (the “2010 Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2010 Proxy Statement under the heading “Code of Ethics.”

Item 11.	Executive Compensation
     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the heading “Executive Compensation and Related Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”

Item 14.	Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2010 Proxy Statement under the heading “Fees for Professional Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule
The following documents are filed as part of this report:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b)	Exhibits:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers. (4)(5)

10.2	1991 Stock Option Plan, as amended. (4)(6)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan. (4)(6)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended. (4)(7)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (4)(6)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan. (4)(8)

10.55	2001 Stock Option Plan, as amended. (4)(7)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan. (4)(6)

10.63	Summary of Changes to Non-Employee Director Compensation Program. (4)(9)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended. (4)(10)

10.71	Voluntary Executive Retirement Contribution Plan, as amended. (4)(11)

10.80	Form of Grant Notice and Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (4)(12)

10.82	Amended and Restated Qualcomm Incorporated 2001 Employee Stock Purchase Plan. (4)(13)

10.83	Amended and Restated Executive Retirement Matching Contribution Plan. (4)(13)

10.84	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (4)

10.85	2006 Long-Term Incentive Plan, as amended. (4)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

Exhibit
Number	Description

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

101.INS	XBRL Instance Document. (14)

101.SCH	XBRL Taxonomy Extension Schema. (14)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (14)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (14)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (14)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

(14)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 4, 2009

QUALCOMM Incorporated
By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs Paul E. Jacobs	Chief Executive Officer and Chairman (Principal Executive Officer)	November 4, 2009
/s/ William E. Keitel William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2009
/s/ Barbara T. Alexander Barbara T. Alexander	Director	November 4, 2009
/s/ Stephen M. Bennett Stephen M. Bennett	Director	November 4, 2009
/s/ Donald Cruickshank Donald Cruickshank	Director	November 4, 2009
/s/ Raymond V. Dittamore Raymond V. Dittamore	Director	November 4, 2009
/s/ Thomas Horton Thomas Horton	Director	November 4, 2009
/s/ Irwin Jacobs Irwin Jacobs	Director	November 4, 2009
/s/ Robert E. Kahn Robert E. Kahn	Director	November 4, 2009
/s/ Sherry Lansing	Director	November 4, 2009
Sherry Lansing
/s/ Duane A. Nelles Duane A. Nelles	Director	November 4, 2009
/s/ Brent Scowcroft	Director	November 4, 2009
Brent Scowcroft
/s/ Marc I. Stern Marc I. Stern	Director	November 4, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 27, 2009 and September 28, 2008 and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California
November 4, 2009

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 27,	September 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,717	$1,840
Marketable securities	8,352	4,571
Accounts receivable, net	700	4,187
Inventories	453	521
Deferred tax assets	149	289
Other current assets	199	464

Total current assets	12,570	11,872
Marketable securities	6,673	4,858
Deferred tax assets	843	830
Property, plant and equipment, net	2,387	2,162
Goodwill	1,492	1,517
Other intangible assets, net	3,065	3,104
Other assets	415	369

Total assets	$27,445	$24,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$636	$570
Payroll and other benefits related liabilities	480	406
Unearned revenues	441	394
Other current liabilities	1,256	1,070

Total current liabilities	2,813	2,440
Unearned revenues	3,464	3,768
Income taxes payable	47	227
Other liabilities	805	333

Total liabilities	7,129	6,768

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 27, 2009 and September 28, 2008	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,669 and 1,656 shares issued and outstanding at September 27, 2009 and September 28, 2008, respectively	—	—
Paid-in capital	8,493	7,511
Retained earnings	11,235	10,717
Accumulated other comprehensive income (loss)	588	(284)

Total stockholders’ equity	20,316	17,944

Total liabilities and stockholders’ equity	$27,445	$24,712

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 27,	September 28,	September 30,
	2009	2008	2007
Revenues:
Equipment and services	$6,466	$7,160	$5,765
Licensing and royalty fees	3,950	3,982	3,106

Total revenues	10,416	11,142	8,871

Operating expenses:
Cost of equipment and services revenues	3,181	3,414	2,681
Research and development	2,440	2,281	1,829
Selling, general and administrative	1,556	1,717	1,478
Litigation settlement, patent license and other related items (Note 9)	783	—	—
Accrued KFTC fine (Note 9)	230	—	—

Total operating expenses	8,190	7,412	5,988

Operating income	2,226	3,730	2,883

Investment (loss) income, net (Note 5)	(150)	96	743

Income before income taxes	2,076	3,826	3,626
Income tax expense	(484)	(666)	(323)

Net income	$1,592	$3,160	$3,303

Basic earnings per common share	$0.96	$1.94	$1.99

Diluted earnings per common share	$0.95	$1.90	$1.95

Shares used in per share calculations:
Basic	1,656	1,632	1,660

Diluted	1,673	1,660	1,693

Dividends per share announced	$0.66	$0.60	$0.52

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 27,	September 28,	September 30,
	2009	2008	2007
Operating Activities:
Net income	$1,592	$3,160	$3,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635	456	383
Revenues related to non-monetary exchanges	(114)	(172)	—
Non-cash portion of income tax (benefit) expense	(33)	306	91
Non-cash portion of share-based compensation expense	584	541	488
Non-cash portion of interest and dividend income	(68)	(26)	(22)
Incremental tax benefit from stock options exercised	(79)	(408)	(240)
Net realized gains on marketable securities and other investments	(137)	(155)	(222)
Net impairment losses on marketable securities and other investments	763	535	27
Other items, net	36	29	(21)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,083	(802)	(16)
Inventories	69	(47)	(234)
Other assets	(58)	(17)	(96)
Trade accounts payable	57	(63)	209
Payroll, benefits and other liabilities	984	310	139
Unearned revenues	(142)	(89)	22

Net cash provided by operating activities	7,172	3,558	3,811

Investing Activities:
Capital expenditures	(761)	(1,397)	(818)
Purchases of available-for-sale securities	(10,443)	(7,680)	(8,492)
Proceeds from sale of available-for-sale securities	5,274	6,689	7,998
Increase in receivables for settlement of investments	—	(406)	—
Cash received for partial settlement of investment receivables	349	—	—
Other investments and acquisitions, net of cash acquired	(54)	(298)	(249)
Change in collateral held under securities lending	173	248	(421)
Other items, net	5	25	84

Net cash used by investing activities	(5,457)	(2,819)	(1,898)

Financing Activities:
Proceeds from issuance of common stock	642	1,184	556
Incremental tax benefit from stock options exercised	79	408	240
Repurchase and retirement of common stock	(285)	(1,670)	(1,482)
Dividends paid	(1,093)	(982)	(862)
Change in obligation under securities lending	(173)	(248)	421
Other items, net	(3)	1	16

Net cash used by financing activities	(833)	(1,307)	(1,111)

Effect of exchange rate changes on cash	(5)	(3)	2

Net increase (decrease) in cash and cash equivalents	877	(571)	804
Cash and cash equivalents at beginning of year	1,840	2,411	1,607

Cash and cash equivalents at end of year	$2,717	$1,840	$2,411

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other	Total
	Common Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 24, 2006	1,652	$7,242	$6,100	$64	$13,406

Components of comprehensive income:
Net income	—	—	3,303	—	3,303
Unrealized net gains on securities and derivative instruments, net of income tax expenses of $198	—	—	—	274	274
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income tax expenses of $87	—	—	—	(131)	(131)
Other comprehensive income, net of income tax benefits of $6	—	—	—	30	30

Total comprehensive income					3,476

Exercise of stock options	28	477	—	—	477
Tax benefit from exercise of stock options	—	229	—	—	229
Issuance for Employee Stock Purchase and Executive Retirement Plans	3	88	—	—	88
Share-based compensation	—	485	—	—	485
Repurchase and retirement of common stock	(37)	(1,459)	—	—	(1,459)
Dividends	—	—	(862)	—	(862)
Other	—	(5)	—	—	(5)

Balance at September 30, 2007	1,646	7,057	8,541	237	15,835

Components of comprehensive income:
Net income	—	—	3,160	—	3,160
Unrealized net losses on securities and derivative instruments, net of income tax benefits of $373	—	—	—	(738)	(738)
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income tax expenses of $48	—	—	—	(72)	(72)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income tax benefits of $201	—	—	—	301	301
Foreign currency translation	—	—	—	(12)	(12)

Total comprehensive income					2,639

Exercise of stock options	49	1,070	—	—	1,070
Tax benefit from exercise of stock options	—	385	—	—	385
Issuance for Employee Stock Purchase and Executive Retirement Plans	4	117	—	—	117
Share-based compensation	—	544	—	—	544
Repurchase and retirement of common stock	(43)	(1,666)	—	—	(1,666)
Dividends	—	—	(982)	—	(982)
Other	—	4	(2)	—	2

Balance at September 28, 2008	1,656	7,511	10,717	(284)	17,944

Components of comprehensive income:
Net income	—	—	1,592	—	1,592
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income tax expenses of $12	—	—	—	135	135
Net unrealized gains on other marketable securities and derivative instruments, net of income tax benefits of $5	—	—	—	261	261
Reclassification adjustment for net realized gains on securities and derivative instruments included in net income, net of income tax expenses of $75	—	—	—	(93)	(93)
Reclassification adjustment for other-than-temporary losses on marketable securities included in net income, net of income tax benefits of $130	—	—	—	613	613
Foreign currency translation	—	—	—	(25)	(25)

Total comprehensive income					2,483

Exercise of stock options	18	534	—	—	534
Tax benefit from exercise of stock options	—	34	—	—	34
Issuance for Employee Stock Purchase and Executive Retirement Plans	4	114	—	—	114
Share-based compensation	—	585	—	—	585
Repurchase and retirement of common stock	(9)	(285)	—	—	(285)
Dividends	—	—	(1,093)	—	(1,093)
Cumulative effect of adoption (Note 3)	—	—	19	(19)	—

Balance at September 27, 2009	1,669	$8,493	$11,235	$588	$20,316

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Its Significant Accounting Policies
     The Company. QUALCOMM Incorporated (the Company or QUALCOMM), a Delaware corporation, develops, designs, manufactures and markets digital wireless telecommunications products and services. The Company is a leading developer and supplier of Code Division Multiple Access (CDMA)-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products to wireless device and infrastructure manufacturers. The Company also manufactures and sells products based upon Orthogonal Frequency Division Multiplexing Access (OFDMA) technology. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company sells equipment, software and services to transportation and other companies to wireless connect their assets and workforce. The Company provides software products and services for content enablement across a wide variety of platforms and devices for the wireless industry. The Company provides services to wireless operators to delivery multimedia content, including live television, in the United States. The Company also makes strategic investments to promote the worldwide adoption of CDMA products and services for wireless voice and internet data communications.
     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s foreign subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements. The Company is not the primary beneficiary of, nor does it hold a significant variable interest in, any variable interest entity.
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
     The Company has evaluated subsequent events through the date that the financial statements were issued on November 4, 2009.
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 27, 2009 and September 28, 2008 both included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Revenues from long-term contracts are recognized using the percentage-of-completion method of accounting, based on costs incurred compared with total estimated costs. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. If actual contract costs are greater than expected, reduction of contract profit would be required. Estimated contract losses are recognized when determined.
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
     The Company records reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs, in the same period that the related revenue is recorded. Such reductions to revenue are based on a number of factors, including the contractual provisions of the customer agreements and the Company’s assumptions related to historical and projected customer sales volumes, market share and inventory levels.
     Unearned revenues consist primarily of fees related to software products, license fees for intellectual property, hardware product sales with continuing performance obligations and billings on uncompleted contracts in excess of incurred cost and accrued profit.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers as the worldwide market for wireless telecommunications products is dominated by a small number of large corporations. Revenues from two customers of the Company’s QCT and QTL segments each comprised an aggregate of 18% and 13% of total consolidated revenues in fiscal 2009, compared to 16% and 14% of total consolidated revenues in fiscal 2008 and 13% and 14% of total consolidated revenues in fiscal 2007, respectively. Aggregated accounts receivable from three customers comprised 48% of gross accounts receivable at September 27, 2009. Aggregated accounts receivable from one customer comprised 60% of gross accounts receivable at September 28, 2008.
     Revenues from international customers were approximately 94%, 91% and 87% of total consolidated revenues in fiscal 2009, 2008 and 2007, respectively.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Marketing. Cooperative marketing programs reimburse customers for marketing activities for certain of the Company’s products and services, subject to defined criteria. Cooperative marketing costs are recorded as selling, general and administrative expenses to the extent that a marketing benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that marketing benefit received. Any excess of cash paid over the fair value of the marketing benefit received is recorded as a reduction in revenues in the same period the related revenue is recorded. Cooperative marketing expense is recorded immediately when payments are advanced to the customer or as the costs are incurred by the customer when payments are not advanced.
     Income Taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.
     The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
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
     Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company classifies available-for-sale securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Actively traded available-for-sale securities are stated at fair value as determined by the security’s most recently traded price at the balance sheet date. If securities are not actively traded, fair value is determined using other valuation techniques, such as matrix pricing. The net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss), net of income tax. The realized gains and losses on marketable securities are determined using the specific identification method.
     At each balance sheet date, the Company assesses securities in an unrealized loss position to determine whether the unrealized loss is other than temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general, analyst recommendations and price targets, views of external investment managers, news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In April 2009, the Financial Accounting Standards Board (FASB) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Effective in the third quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the third quarter of fiscal 2009, the entire other-than-temporary impairment loss was recognized in earnings for all debt securities.
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
     Securities that are accounted for as equity securities include investments in common stock, equity mutual and exchange-traded funds and debt mutual funds. For equity securities, the Company considers the loss relative to the expected volatility and the likelihood of recovery over a reasonable period of time. If events and circumstances indicate that a decline in the value of an equity security has occurred and is other than temporary, the Company records a charge to investment income (loss) for the difference between fair value and cost at the balance sheet date. Additionally, if the Company has either the intent to sell the security or does not have both the intent and the ability to hold the equity security until its anticipated recovery, the Company records a charge to investment income (loss) for the difference between fair value and cost at the balance sheet date.
     Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
     Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventory is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
     Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Buildings and building improvements are depreciated over 30 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease, not to exceed 15 years. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of capital leased assets is recorded using the straight-line method over the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shorter of the estimated useful lives or the lease terms. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.
     Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.
     Derivatives. The Company may enter into foreign currency forward and option contracts to hedge certain foreign currency transactions and probable anticipated foreign currency revenue transactions. Gains and losses arising from changes in the fair values of foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments, net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The Company had no outstanding forward contracts at September 27, 2009 and September 28, 2008. The value of the Company’s foreign currency option contracts recorded in other current assets was $29 million and $56 million at September 27, 2009 and September 28, 2008, respectively, and the value recorded in other current liabilities was $58 million and $19 million at September 27, 2009 and September 28, 2008, respectively, substantially all of which were designated as cash-flow hedging instruments.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. At September 27, 2009 and September 28, 2008, no put options were outstanding.
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
     Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows:

	September 27,	September 28,
	2009	2008
Wireless licenses	5 years	15 years
Marketing-related	18 years	16 years
Technology-based	14 years	14 years
Customer-related	5 years	5 years
Other	22 years	22 years
Total intangible assets	14 years	14 years
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets with indefinite lives are tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.
     Securities Lending. The Company may engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. At September 27, 2009, there were no securities loaned under the Company’s securities lending program. The loaned securities of $169 million at September 28, 2008 were included in marketable securities on the balance sheet. Cash collateral is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary. Collateral of $173 million at September 28, 2008 was recorded as a current asset with a corresponding current liability.
     Litigation. The Company is currently involved in certain legal proceedings. The Company records its best estimate of a loss related to pending litigation when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates. The Company’s policy is to expense legal costs associated with defending itself as incurred.
     Share-Based Payments. Share-based compensation cost, principally related to stock options, is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.
     The weighted-average estimated fair values of employee stock options granted during fiscal 2009, 2008 and 2007 were $14.27, $15.97 and $14.54 per share, respectively, as determined using the lattice binomial option-pricing model with the following weighted-average assumptions (annualized percentages):

	2009	2008	2007
Volatility	42.7%	41.1%	33.4%
Risk-free interest rate	2.6%	3.8%	4.6%
Dividend yield	1.5%	1.3%	1.3%
Post-vesting forfeiture rate	9.2%	8.0%	6.5%
Suboptimal exercise factor	1.9	1.9	1.8
     The Company uses the implied volatility of market-traded options in the Company’s stock for the expected volatility assumption. The term structure of volatility is used up to approximately two years, and the Company uses the implied volatility of the option with the longest time to maturity for periods beyond two years. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vesting forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively. The post-vesting forfeiture rate represents the rate at which stock options are expected to be forfeited by employees subsequent to their vest dates. The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s binomial model. The binomial model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past grants made by the Company. The expected life of employee stock options granted, derived from the binomial model, was 5.6 years, 5.9 years and 6.2 years during fiscal 2009, 2008 and 2007, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The pre-vesting forfeiture rate represents the rate at which stock options are expected to be forfeited by employees prior to their vest dates. Pre-vesting forfeitures were estimated to be approximately 0% in each of fiscal 2009, 2008 and 2007, based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominantly monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the effect of such forfeitures as the forfeitures occur. The Company will continue to evaluate the appropriateness of this assumption.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2009	2008	2007
Cost of equipment and services revenues	$41	$39	$39
Research and development	280	250	221
Selling, general and administrative	263	254	233

Share-based compensation expense before income taxes	584	543	493
Related income tax benefit	(129)	(176)	(169)

Share-based compensation expense, net of income taxes	$455	$367	$324

     The Company recorded $106 million, $135 million and $98 million in share-based compensation expense during fiscal 2009, 2008 and 2007, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for fiscal 2009, 2008 and 2007, $79 million, $408 million and $240 million, respectively, was presented as financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised in those periods.
     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations. Net foreign currency transaction gains included in the Company’s statement of operations were negligible in fiscal 2009, 2008 and 2007.
     Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statements of operations when marketable securities are sold or derivative instruments are settled. The reclassification adjustment for other-than-temporary losses on marketable securities included in net income results from the recognition of the unrealized losses in the statements of operations when they are no longer viewed as temporary. The portion of other-than-temporary impairment losses related to noncredit factors and subsequent changes in fair value included in comprehensive income is shown separately from other unrealized gains or losses on marketable securities.
     Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	September 27,	September 28,
	2009	2008
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$71	$—
Net unrealized gains (losses) on marketable securities, net of income taxes	574	(291)
Net unrealized (losses) gains on derivative instruments, net of income taxes	(17)	22
Foreign currency translation	(40)	(15)

	$588	$(284)

     At September 27, 2009, accumulated other comprehensive income includes $45 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2009, 2008 and 2007 were 16,900,000, 27,618,000 and 32,333,000, respectively.
     Employee stock options to purchase 136,309,000, 102,397,000 and 96,278,000 shares of common stock during fiscal 2009, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. The computation of diluted earnings per share excluded 781,000 and 404,000 shares of common stock issuable under our employee stock purchase plans during fiscal 2008 and 2007, respectively, because the effect on diluted earnings per share would be anti-dilutive. Put options outstanding during 2008 and 2007 to purchase 1,607,000 and 1,456,000 shares of common stock, respectively, were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive.
     Future Accounting Requirements. In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective for the Company’s fiscal 2010 beginning September 28, 2009 and will change the Company’s accounting treatment for business combinations on a prospective basis.
     The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. The Company adopted the provisions of the guidance for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provisions related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The adoption of this guidance in fiscal 2010 on such nonfinancial assets and liabilities is not expected to have a significant impact on the Company’s consolidated financial statements.
     In September 2009, the FASB ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for the Company’s fiscal 2011 beginning September 27, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is in the process of evaluating early prospective adoption and determining the effects, if any, the adoption of the guidance will have on its consolidated financial statements.
     In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The guidance will be effective for the Company’s fiscal 2011 beginning September 27, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company is in the process of evaluating early prospective adoption and determining the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,004	$470	$—	$2,474
Marketable securities	2,213	12,607	205	15,025
Derivative instruments	—	29	—	29
Other investments (1)	115	—	—	115

Total assets measured at fair value	$4,332	$13,106	$205	$17,643

Liabilities
Derivative instruments	$—	$58	$—	$58
Other liabilities (1)	115	—	—	115

Total liabilities measured at fair value	$115	$58	$—	$173

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Derivative instruments include foreign currency option contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.
     The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy for fiscal 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

2009
(In millions)
Beginning balance of Level 3 marketable securities	$211
Total realized and unrealized (losses) gains:
Included in investment income (loss), net	(8)
Included in other comprehensive income	5
Purchases, sales and settlements	(29)
Transfers into (out of) Level 3, net	26

Ending balance of Level 3 marketable securities	$205

     The Company measures certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During fiscal 2009, the Company recorded $20 million in other-than-temporary impairments on such assets, which were based on fair value measurements classified within Level 3 of the valuation hierarchy.
Note 3. Marketable Securities
     Marketable securities were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Current		Noncurrent
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Available-for-sale:
U.S. Treasury securities and government-related securities	$1,407	$514	$—	$—
Corporate bonds and notes	3,988	3,296	1,204	175
Mortgage- and asset-backed securities	821	499	36	—
Auction rate securities	—	—	174	186
Non-investment-grade debt securities	21	23	2,719	2,030
Equity securities	140	150	1,377	1,187
Equity mutual funds and exchange-traded funds	—	—	948	1,280
Debt mutual funds	1,975	89	215	—

	$8,352	$4,571	$6,673	$4,858

     There were no marketable securities loaned under the Company’s securities lending program at September 27, 2009. Marketable securities in the amount of $169 million at September 28, 2008 were loaned under the Company’s securities lending program.
     As of September 27, 2009, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$2,320	$4,665	$956	$477	$4,142	$12,560

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross	Gross	Net
	Realized	Realized	Realized
Fiscal Year	Gains	Losses	Gains
2009	$215	$(79)	$136
2008	246	(119)	127
2007	244	(26)	218
     Available-for-sale securities were comprised as follows (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 27, 2009
Equity securities	$2,282	$340	$(157)	$2,465
Debt securities	12,069	530	(39)	12,560

	$14,351	$870	$(196)	$15,025

September 28, 2008
Equity securities	$2,810	$90	$(283)	$2,617
Debt securities	6,966	12	(166)	6,812

	$9,776	$102	$(449)	$9,429

     In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The new guidance was effective for the Company’s third quarter of fiscal 2009 and resulted in a net after-tax increase to retained earnings and a corresponding decrease to accumulated other

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive income (loss) of $19 million primarily for the portion of other-than-temporary impairments recorded in earnings in previous periods on securities in the Company’s portfolio at March 30, 2009 that were related to factors other than credit and would not have been required to be recognized in earnings had the new guidance been effective for those periods.
     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 27, 2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$462	$(1)	$183	$(5)
Mortgage- and asset-backed securities	56	(1)	20	(1)
Auction rate securities	23	(1)	151	(10)
Non-investment-grade debt securities	127	(5)	263	(15)
Equity securities	155	(11)	155	(16)
Equity mutual funds and exchange-traded funds	44	(6)	730	(124)

	$867	$(25)	$1,502	$(171)

	September 28, 2008
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and government-related securities	$375	$(2)	$—	$—
Corporate bonds and notes	1,524	(46)	219	(9)
Mortgage- and asset-backed securities	271	(10)	8	—
Auction rate securities	186	(8)	—	—
Non-investment-grade debt securities	864	(78)	87	(9)
Equity securities	784	(115)	6	(1)
Equity mutual funds and exchange-traded funds	1,229	(167)	—	—
Debt mutual funds	86	(4)	—	—

	$5,319	$(430)	$320	$(19)

     The unrealized losses on the Company’s investments in marketable securities at September 27, 2009 and September 28, 2008 were caused primarily by a prolonged disruption in global financial markets that included a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed securities values in most types of securities, including investment- and non-investment-grade debt obligations, mortgage- and asset-backed securities, equity securities, equity mutual and exchanged-traded funds and debt mutual funds. At September 27, 2009, the Company concluded that the unrealized losses were temporary. Further, for equity securities, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
     The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009
Beginning balance of credit losses	$—
Credit losses remaining in retained earnings upon adoption	186
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	17
Reductions in credit losses related to securities sold	(21)
Reductions in credit losses related to previously impaired securities that the Company intends to sell	(14)

Ending balance of credit losses	$170

Note 4. Composition of Certain Financial Statement Captions
     Accounts Receivable.

	September 27,	September 28,
	2009	2008
	(In millions)
Trade, net of allowances for doubtful accounts of $4 and $38, respectively	$639	$3,732
Long-term contracts	38	33
Investment receivables	2	412
Other	21	10

	$700	$4,187

     Trade accounts receivable at September 28, 2008 included a $2.5 billion licensing receivable that was paid in October 2008. Investment receivables at September 28, 2008 primarily related to amounts due for redemptions of money market investments for which the Company received partial payment in fiscal 2009, and the remaining $48 million net receivable was recorded in other assets at September 27, 2009, substantially all of which was classified as noncurrent due to the uncertainty regarding the timing of distributions.
     Inventories.

	September 27,	September 28,
	2009	2008
	(In millions)
Raw materials	$15	$27
Work-in-process	199	199
Finished goods	239	295

	$453	$521

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Property, Plant and Equipment.

	September 27,	September 28,
	2009	2008
	(In millions)
Land	$187	$183
Buildings and improvements	1,364	1,262
Computer equipment and software	1,022	929
Machinery and equipment	1,535	1,063
Furniture and office equipment	65	59
Leasehold improvements	219	155
Construction in progress	76	200

	4,468	3,851

Less accumulated depreciation and amortization	(2,081)	(1,689)

	$2,387	$2,162

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2009, 2008 and 2007 was $428 million, $372 million and $317 million, respectively. The gross book values of property under capital leases included in buildings and improvements were $190 million and $140 million at September 27, 2009 and September 28, 2008, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions during fiscal 2009, 2008 and 2007 were $50 million, $51 million and $33 million, respectively.
     At September 27, 2009 and September 28, 2008, buildings and improvements and leasehold improvements with aggregate net book value of $56 million and $63 million, respectively, including accumulated depreciation and amortization of $9 million and $6 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in fiscal 2010 to 2014 is expected to be $8 million, $6 million, $6 million, $3 million and $1 million, respectively, and zero thereafter.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments at September 27, 2009 as follows: $434 million in Qualcomm CDMA Technologies, $675 million in Qualcomm Technology Licensing, $255 million in Qualcomm Wireless & Internet, and $128 million in Qualcomm MEMS Technology (a nonreportable segment included in reconciling items in Note 10). The decrease in goodwill from September 28, 2008 to September 27, 2009 was the result of adjustments to acquired deferred tax assets and currency translation adjustments, partially offset by a business acquisition.
     The components of intangible assets were as follows (in millions):

	September 27, 2009		September 28, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$766	$(1)	$849	$(38)
Marketing-related	22	(13)	25	(14)
Technology-based	2,598	(317)	2,406	(139)
Customer-related	11	(7)	14	(6)
Other	9	(3)	9	(2)

	$3,406	$(341)	$3,303	$(199)

     All of the Company’s intangible assets, other than certain wireless licenses in the amount of $762 million and goodwill, are subject to amortization. Amortization expense related to these intangible assets for fiscal 2009, 2008 and 2007 was $207 million, $84 million and $68 million, respectively, and for fiscal 2010 to 2014 is expected to be $217 million, $214 million, $199 million, $179 million and $172 million, respectively, and $1.3 billion thereafter.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other Current Liabilities

	September 27,	September 28,
	2009	2008
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$461	$334
Current portion of payable to Broadcom (Note 9)	170	—
Accrued liability to KFTC (Note 9)	230	—
Payable for unsettled securities trades	101	209
Obligations under securities lending	—	173
Other	294	354

	$1,256	$1,070

Note 5. Investment (Loss) Income
     Investment (loss) income, net was comprised as follows (in millions):

	2009	2008	2007
Interest and dividend income	$516	$491	$558
Interest expense	(24)	(22)	(11)
Net realized gains on marketable securities	136	127	218
Net realized gains on other investments	1	28	4
Net impairment losses on marketable securities	(743)	(502)	(16)
Net impairment losses on other investments	(20)	(33)	(11)
Gains on derivative instruments	1	6	2
Equity in (losses) earnings of investees	(17)	1	(1)

	$(150)	$96	$743

     Net impairment losses on marketable securities for fiscal 2009 was comprised of total other-than-temporary impairment losses of $747 million less $4 million related to the noncredit portion of losses on debt securities recognized in other comprehensive income. The net other-than-temporary losses on marketable securities were generally related to depressed securities values caused by the major disruption in U.S. and foreign credit and financial markets.
Note 6. Income Taxes
     The components of the income tax provision were as follows (in millions):

	2009	2008	2007
Current provision:
Federal	$130	$394	$192
State	52	71	37
Foreign	291	245	185

	473	710	414

Deferred provision:
Federal	(47)	(14)	(75)
State	77	(22)	(15)
Foreign	(19)	(8)	(1)

	11	(44)	(91)

	$484	$666	$323

     The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of income before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2009	2008	2007
United States	$1,041	$1,564	$1,681
Foreign	1,035	2,262	1,945

	$2,076	$3,826	$3,626

     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	2009	2008	2007
Expected income tax provision at federal statutory tax rate	$727	$1,339	$1,269
State income tax provision, net of federal benefit	98	168	180
Foreign income taxed at other than U.S. rates	(407)	(858)	(710)
Tax audit settlements	(155)	—	(331)
Tax credits	(112)	(47)	(91)
Valuation allowance	229	48	(7)
Revaluation of deferred taxes	74	—	—
Other	30	16	13

Income tax expense	$484	$666	$323

     The Company has not recorded a deferred tax liability of approximately $3.0 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $8.6 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
     The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The tax provision was reduced by $155 million during fiscal 2009 to adjust the Company’s prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits. The Company is no longer subject to United States federal examinations by taxing authorities for years prior to fiscal 2008. The U.S. income tax return for fiscal 2008 is being examined by the IRS, which is expected to be completed no later than May 2010. The Company is participating in the IRS Compliance Assurance Program, whereby the IRS and the Company endeavor to agree on the treatment of all issues in the fiscal 2009 tax return prior to the return being filed. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2002 and is currently under examination for fiscal 2003, 2004 and 2005. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2002.
     During fiscal 2007, the Internal Revenue Service completed audits of the Company’s tax returns for fiscal 2003 and 2004, resulting in adjustments to the Company’s net operating loss and credit carryover amounts for those years. The tax provision was reduced by $331 million during fiscal 2007 to reflect the known and expected impacts of the audits on the reviewed and open tax years.
     The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 27,	September 28,
	2009	2008
Accrued liabilities, reserves and other	$278	$278
Share-based compensation	500	383
Capitalized start-up and organizational costs	103	118
Unearned revenues	56	51
Unrealized losses on marketable securities	396	380
Unrealized losses on other investments	31	37
Capital loss carryover	83	13
Tax credits	5	96
Unused net operating losses	69	66
Other basis differences	7	14

Total gross deferred assets	1,528	1,436
Valuation allowance	(72)	(149)

Total net deferred assets	1,456	1,287

Purchased intangible assets	(95)	(85)
Deferred contract costs	(7)	(5)
Unrealized gains on marketable securities	(255)	(20)
Property, plant and equipment	(110)	(59)

Total deferred liabilities	(467)	(169)

Net deferred assets	$989	$1,118

Reported as:
Current deferred tax assets	$149	$289
Non-current deferred tax assets	843	830
Non-current deferred tax liabilities(1)	(3)	(1)

	$989	$1,118

(1)	Included in other liabilities in the consolidated balance sheets.
     At September 27, 2009, the Company had unused federal net operating loss carryforwards of $131 million expiring from 2015 through 2028, unused state net operating loss carryforwards of $202 million expiring from 2012 through 2029, and unused foreign net operating loss carryforwards of $47 million, with $46 million expiring from 2012 through 2015. At September 27, 2009, the Company had unused state income tax credits of $5 million, which do not expire. The Company does not expect its federal net operating loss carryforwards and its state income tax credits to expire unused.
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. As of September 27, 2009, the Company has provided a valuation allowance on foreign and state net operating losses and net capital losses of $17 million and $55 million, respectively, of which $278 million was recorded as an increase in other comprehensive income in fiscal 2009. The valuation allowances reflect the uncertainty surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     A summary of the changes in the amount of unrecognized tax benefits for fiscal 2009 and 2008 is shown below (in millions):

	2009	2008
Beginning balance of unrecognized tax benefits	$244	$224
Additions based on prior year tax positions	39	6
Reductions for prior year tax positions	(202)	(38)
Additions for current year tax positions	3	52

Ending balance of unrecognized tax benefits	$84	$244

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Unrecognized tax benefits at September 27, 2009 include $44 million for tax positions that, if recognized, would impact the effective tax rate. The reduction in unrecognized tax benefits in fiscal 2009 related primarily to the impacts of various federal, state and foreign tax audits. Due to the anticipated resolution of additional tax audits during fiscal 2010, it is likely that the Company’s unrecognized tax benefits will decrease within the next twelve months and result in adjustments to the Company’s deferred tax assets, income taxes payable and income tax provision. Interest expense related to uncertain tax positions was negligible in fiscal 2009, 2008 and 2007. The amount of accrued interest and penalties was negligible at September 27, 2009 and September 28, 2008.
     Cash amounts paid for income taxes, net of refunds received, were $516 million, $360 million and $233 million for fiscal 2009, 2008 and 2007, respectively. The income taxes paid are primarily related to foreign withholding taxes.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. The bill extends the research and development tax credit for calendar year 2008 and 2009 and increases the Alternative Simplified Credit rate from 12% to 14% in calendar 2009. The Company recorded an additional research and development tax credit related to fiscal 2008 of approximately $38 million in the first quarter of fiscal 2009, the period in which the research and development tax credit extension was enacted.
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock, and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 27, 2009 and September 28, 2008, no shares of preferred stock were outstanding.
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
     Stock Repurchase Program. On March 11, 2008, the Company announced that it had been authorized to repurchase up to $2.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. When stock is repurchased and retired, the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2009, 2008 and 2007, the Company repurchased and retired 8,920,000, 42,616,000 and 37,263,000 shares of common stock, respectively, for $284 million, $1.7 billion and $1.5 billion, respectively, before commissions and excluding $14 million and $9 million of premiums received related to put options that were exercised in fiscal 2008 and 2007, respectively. At September 27, 2009, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program.
     In connection with the Company’s stock repurchase program, the Company sold put options on its own stock during fiscal 2007. At September 27, 2009 and September 28, 2008, no put options remained outstanding. During fiscal 2008, the Company recognized gains of $6 million in investment income due to decreases in the fair values of put options, including premiums received of $14 million. During fiscal 2007, the Company recognized $3 million in investment losses due to net increases in the fair values of put options, net of premiums received of $17 million.
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.12 to $0.14 on March 13, 2007, from $0.14 to $0.16 on March 11, 2008, and from $0.16 to $0.17 on March 3, 2009. Cash dividends announced in fiscal 2009, 2008 and 2007 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009		2008		2007
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.16	$264	$0.14	$228	$0.12	$198
Second quarter	0.16	264	0.14	227	0.12	200
Third quarter	0.17	282	0.16	261	0.14	234
Fourth quarter	0.17	283	0.16	266	0.14	230

	$0.66	$1,093	$0.60	$982	$0.52	$862

     On October 2, 2009, the Company announced a cash dividend of $0.17 per share on the Company’s common stock, payable on December 23, 2009 to stockholders of record as of November 25, 2009, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2010.
Note 8. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense for fiscal 2009, 2008 and 2007 was $46 million, $45 million and $39 million, respectively.
     Equity Compensation Plans. The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units and shares and other stock-based awards and is the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The share reserve under the 2006 Plan was 405,284,000 at September 27, 2009. Shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. Generally, options and restricted stock units outstanding vest over periods not exceeding five years. Options are exercisable for up to ten years from the grant date.
     During fiscal 2008, the Company assumed a total of approximately 1,462,000 outstanding stock options under various stock-based incentive plans that were assumed (the Assumed Plans) as a result of acquisitions. The Assumed Plans were suspended on the dates of acquisition, and no additional shares may be granted under those plans. The Assumed Plans provided for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding five years and are exercisable for up to ten years from the grant date.
     A summary of stock option transactions for all stock option plans follows:

			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(Years)	(In billions)
Outstanding at September 28, 2008	202,326	$37.42
Options granted	41,135	38.16
Options cancelled/forfeited/expired	(5,365)	41.85
Options exercised	(18,585)	28.76

Options outstanding at September 27, 2009	219,511	$38.18	6.45	$1.6

Exercisable at September 27, 2009	123,534	$36.36	5.01	$1.1

     Net stock options, after forfeitures and cancellations, granted during fiscal 2009, 2008 and 2007 represented 2.2%, 2.7% and 2.0% of outstanding shares as of the beginning of each fiscal year, respectively. Total stock options granted during fiscal 2009, 2008 and 2007 represented 2.5%, 3.2% and 2.4%, respectively, of outstanding shares as of the end of each fiscal year.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s determination of the fair value of stock option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. At September 27, 2009, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.4 billion, which is expected to be recognized over a weighted-average period of 3.3 years. The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $272 million, $1.3 billion and $708 million, respectively. The Company recorded cash received from the exercise of stock options of $534 million, $1.1 billion and $479 million and related tax benefits of $106 million, $492 million and $272 million during fiscal 2009, 2008 and 2007, respectively. Upon option exercise, the Company issues new shares of stock.
     During fiscal 2008, the Company granted 55,000 restricted stock units to certain employees, all of which remain unvested at September 27, 2009. The weighted-average fair value per share of the restricted stock units awarded in fiscal 2008 was $54.42 calculated based on the fair value of the Company’s common stock on the date of grant of each award. At September 27, 2009, the total unrecognized estimated compensation cost related to non-vested restricted stock units granted prior to that date was negligible.
     Employee Stock Purchase Plans. The Company has one employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. In fiscal 2008, the Company amended the employee stock purchase plan to include a non-423(b) plan. The employee stock purchase plan authorizes up to approximately 24,709,000 shares to be granted. During fiscal 2009, 2008 and 2007, approximately 3,654,000, 2,951,000 and 2,650,000 shares, respectively, were issued under the plans at an average price of $29.72, $35.96 and $32.08 per share, respectively. At September 27, 2009, approximately 3,971,000 shares were reserved for future issuance.
     At September 27, 2009, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $12 million. The Company recorded cash received from the exercise of purchase rights of $109 million, $106 million and $85 million during fiscal 2009, 2008, and 2007, respectively.
     Executive Retirement Plans. The Company has voluntary retirement plans that allow eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, the Company matches up to 10% of the participants’ deferral in Company common stock under the ERMCP based on the then-current market price, to be distributed to the participant upon eligible retirement. The income deferred and the Company match held in trust are unsecured and subject to the claims of general creditors of the Company. Company contributions vest based on certain minimum participation or service requirements and are fully vested at age 65. Participants who terminate employment forfeit their unvested shares. During fiscal 2009, 2008 and 2007, approximately 153,000, 96,000 and 126,000 shares, respectively, were allocated under the plans, and the Company recorded $6 million, $6 million and $5 million in compensation expense, respectively, related to its net matching contributions to the plans.
Note 9. Commitments and Contingencies
     Litigation. European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission, alleging that the Company violated European Union competition law in its WCDMA licensing practices. The Company has received the complaints and has submitted replies to the allegations, as well as documents and other information requested by the European Commission. On October 1, 2007, the European Commission announced that it had initiated a proceeding. To date, the European Commission has not announced whether it would issue a Statement of Objections or whether it has made any conclusions as to the merits of the complaints. As part of their agreements with the Company, Nokia and Broadcom have each withdrawn their complaints filed with the European Commission, though the investigation remains active.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera, Inc. filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final; Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed and it issued the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The Company and other respondents have appealed. The ITC declined to stay its decision pending appeal, and the President declined to review the decision. The Company has shifted supply of accused chips for the U.S. market to a licensed supplier, Amkor. A licensed source of supply permits the Company to continue to supply the U.S. market without interruption. The appeals court has declined the Company’s request that it stay enforcement of the orders pending appeal. The subject patents expire on September 24, 2010, at which time the ITC orders will cease to be operative.
     Korea Fair Trade Commission Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming Corp. and Thin Multimedia, Inc.) filed complaints with the Korea Fair Trade Commission (KFTC) alleging that certain of the Company’s business practices violate South Korean anti-trust regulations. On February 17, 2009, the KFTC issued a Case Examiner’s report setting forth allegations with respect to the lawfulness of certain business practices related to the Company’s integration of multimedia solutions into its chipsets, rebates and discounts provided to its chipset customers and of certain licensing practices. As a result of its agreement with the Company, in May 2009 Broadcom withdrew its complaint to the KFTC. Hearings before the KFTC commenced on May 27, 2009, and on July 23, 2009 the KFTC announced its ruling, although the written decision has not yet been issued. The KFTC announced that it found the Company to be in violation of South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and that it would levy a fine of at least 260 billion Korean won, as well as order the Company to cease the practices at issue. Subject to the issuance and review of the KFTC’s written decision, the Company intends to appeal the decision. As a result of this announcement, the Company recorded a $230 million charge during fiscal 2009. The Company does not anticipate that the cease and desist remedies ordered will have a material effect on its operations. In July 2009, the KFTC also announced that it would continue its review of the Company’s integration of multimedia functions into its chipsets, but it has not announced any decisions in that regard. The Company believes that its practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with its customers’ desires.
     Japan Fair Trade Commission Complaint: The Japan Fair Trade Commission (JFTC) has received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a Cease and Desist Order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company intends to invoke its right under Japanese law to an administrative hearing before the JFTC, request that the JFTC suspend the CDO pending a decision following the hearing, and seek a stay of the CDO from the Japanese courts should the JFTC deny the Company’s request to suspend the CDO.
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
     On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber units, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 because, among other reasons, the matter has been submitted to arbitration for resolution.
     In November 2008, a complaint was filed in San Diego Federal Court on behalf of a purported class of individuals who purchased CDMA devices or service, seeking damages and injunctive relief under federal and/or state antitrust and unfair competition laws and common law as a result of the Company’s licensing practices. On March 3, 2009, the court granted the Company’s motion and dismissed the complaint. On April 2, 2009, the plaintiff filed an amended complaint re-asserting some, but not all, of the claims in its original complaint. On August 10, 2009, the court granted the Company’s motion to dismiss the amended complaint for lack of standing. However, the court may reopen the case in the event an appeals court reverses a decision in an unrelated case involving different parties but raising a similar standing issue.
     While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. Other than the amount relating to

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Korea Fair Trade Commission Complaint, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Litigation Settlement, Patent License and Other Related Items. Since 2005, the Company and Broadcom Corporation (Broadcom) had been engaged in a series of complex legal disputes in various forums, including various claims by Broadcom that alleged infringement by the Company of certain Broadcom patents. The Company believed that these claims were without merit for a variety of reasons, including the Company’s successful preparation and deployment of technical “design arounds” (i.e., technical modifications, such as redesigns of the hardware or implementation of new software, to change the structure or function accused of infringing) for certain products where infringement claims had been made as well as findings by USPTO examiners in the reexamination process that the asserted claims of certain of the related patents were invalid. However, in order to settle the litigation to enable the Company to move forward with its business and focus on restoring its relationships with its customers and carriers, on April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement (the Agreement) with Broadcom. Under the Agreement, (i) the companies agreed to terminate all litigation between the parties; (ii) Broadcom agreed to assign certain patent rights to the Company; and (iii) the companies granted certain rights to each other under their respective patent portfolios, including agreements not to assert certain patents as well as an exhaustive license to certain patents that were the subject of litigation between the parties and to portions of related patents for integrated circuit and software products. The Company agreed to pay Broadcom $891 million, of which $243 million was paid in fiscal 2009 and the remainder will be paid ratably through April 2013. At September 27, 2009, the remaining liability was $612 million, which approximated the fair value as estimated by discounting the future cash flows using a discount rate that reflects the estimated rate at which the Company could obtain financing with similar terms at September 27, 2009.
     The determination of the appropriate accounting treatment for the Agreement depends to a large extent upon the ability to reliably value the assets received. This, in turn, requires that significant judgment be exercised in arriving at certain estimates and assumptions, including the selection of appropriate valuation techniques. As the non-assert provision between the parties did not meet the definition of an asset, no value was ascribed to it in the settlement. The elements of the Agreement which potentially represented assets to the Company comprised the assigned patents and the license to certain other patents; accordingly, the Company endeavored to value these assets using a variety of techniques, including the market and income approaches. The Company referred to several different sources of patent pricing information and also considered the projected cost savings from not using its technical design arounds for the remainder of the related patent life and using the patent instead. However, given the difficulty in reliably estimating the value of the individual elements in the Agreement, the Company has treated the Agreement as a single element for accounting purposes. The principal benefits to the Company from entering into the Agreement were (i) the termination of litigation between the parties which allows the Company to avoid future litigation expenses and (ii) the avoidance of future customer disruption; accordingly, the predominant component of the arrangement was the litigation settlement. As a result, the Company recorded a $783 million charge during fiscal 2009, including $35 million related to assets that were initially capitalized. The charge represented the difference between the total payment obligation and the sum of amounts accrued in prior fiscal periods and imputed interest.
     Indemnifications. In general, the Company does not agree to indemnify third parties for losses sustained from intellectual property infringement. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 27, 2009 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for fiscal 2010 to 2014 to be approximately $893 million, $158 million, $76 million, $23 million and $2 million, respectively, and $55 million thereafter. Of these amounts, commitments to purchase integrated circuit product inventories for fiscal 2010 and 2011 comprised $670 million and $13 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions for cost-of-living increases with certain leases. Rental expense for fiscal 2009, 2008 and 2007 was $80 million, $75 million and $60 million, respectively. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases as of September 27, 2009 are as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital	Operating
	Leases	Leases	Total
2010	$14	$84	$98
2011	14	67	81
2012	13	32	45
2013	14	22	36
2014	14	22	36
Thereafter	377	223	600

Total minimum lease payments	$446	$450	$896

Deduct: Amounts representing interest	257

Present value of minimum lease payments	189
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$187

Note 10. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;
•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;
•	Qualcomm Wireless & Internet (QWI) — comprised of:
o	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;
o	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;
o	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies and other enterprise companies; and
o	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments to promote the worldwide adoption of CDMA-based products and services.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
2009
Revenues	$6,135	$3,605	$641	$29	$6	$10,416
EBT	1,441	3,068	20	(361)	(2,092)	2,076
Total assets	892	89	142	1,614	24,708	27,445
2008
Revenues	$6,717	$3,622	$785	$12	$6	$11,142
EBT	1,833	3,142	(1)	(304)	(844)	3,826
Total assets	1,574	2,668	183	1,458	18,829	24,712
2007
Revenues	$5,275	$2,772	$828	$1	$(5)	$8,871
EBT	1,547	2,340	88	(240)	(109)	3,626
Total assets	921	29	200	896	16,449	18,495
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, FLO TV, including property, plant and equipment. QSI’s assets related to the FLO TV business totaled $1.3 billion, $1.2 billion and $457 million at September 27, 2009, September 28, 2008 and September 30, 2007, respectively. QSI’s assets also included $10 million, $20 million and $16 million related to investments in equity method investees at September 27, 2009, September 28, 2008 and September 30, 2007, respectively. Reconciling items for total assets included $389 million, $277 million and $215 million at September 27, 2009, September 28, 2008 and September 30, 2007, respectively, of goodwill and other assets related to the Qualcomm MEMS Technologies division (QMT), a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $256 million, $100 million and $89 million at September 27, 2009, September 28, 2008 and September 30, 2007, respectively. The net book values of long-lived assets located in the United States were $2.1 billion at September 27, 2009 and September 28, 2008 and $1.7 billion at September 30, 2007.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2009	2008	2007
QES	$344	$423	$501
QIS	229	299	272
QGOV	66	67	57
Firethorn	3	(2)	—
Eliminations	(1)	(2)	(2)

Total QWI	$641	$785	$828

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other reconciling items were comprised as follows (in millions):

	2009	2008	2007
Revenues
Elimination of intersegment revenues	$(15)	$(18)	$(39)
Other nonreportable segments	21	24	34

	$6	$6	$(5)

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(41)	(39)	(39)
Unallocated research and development expenses	(380)	$(353)	$(341)
Unallocated selling, general, and administrative expenses	(304)	(326)	(268)
Unallocated other operating expenses (Note 9)	(1,013)	—	—
Unallocated investment (loss) income, net	(141)	70	718
Other nonreportable segments	(206)	(190)	(158)
Intracompany eliminations	(7)	(6)	(21)

Reconciling items	$(2,092)	$(844)	$(109)

     During fiscal 2009, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $280 million and $263 million, respectively. During fiscal 2008, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $250 million and $251 million, respectively. During fiscal 2007, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $221 million and $227 million, respectively. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
2009
Revenues from external customers	$6,125	$3,603	$638	$29
Intersegment revenues	10	2	3	—
Interest income	4	12	1	3
Interest expense	—	1	1	11
2008
Revenues from external customers	$6,709	$3,619	$778	$12
Intersegment revenues	8	3	7	—
Interest income	2	9	2	4
Interest expense	2	1	—	7
2007
Revenues from external customers	$5,244	$2,771	$821	$1
Intersegment revenues	31	1	7	—
Interest income	2	14	1	7
Interest expense	—	—	1	5
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. In that event, the elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. Effectively all equity in earnings (losses) of investees was recorded in QSI in fiscal 2009, 2008 and 2007.
     The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of its licensees. Sales information by geographic area was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
United States	$632	$970	$1,165
South Korea	3,655	3,872	2,780
China	2,378	2,309	1,875
Japan	1,098	1,598	1,524
Other foreign	2,653	2,393	1,527

	$10,416	$11,142	$8,871

Note 11. Acquisitions
     During fiscal 2009, the Company acquired one business for total cash consideration of $17 million.
     During fiscal 2008, the Company acquired five businesses for total cash consideration of $263 million. Goodwill recognized in these transactions, of which $179 million is expected to be deductible for tax purposes, was assigned to the QWI and QCT segments in the amount of $179 million and $21 million, respectively. Technology-based intangible assets recognized in the amount of $57 million are being amortized on a straight-line basis over a weighted-average useful life of six years.
     During fiscal 2007, the Company acquired three businesses for total cash consideration of $181 million. Goodwill recognized in these transactions, of which $21 million is expected to be deductible for tax purposes, was assigned to the QCT and QWI segments in the amounts of $72 million and $10 million, respectively. Technology-based intangible assets recognized in the amount of $46 million are being amortized on a straight-line basis over a weighted-average useful life of three years.
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
     The table below presents quarterly data for the years ended September 27, 2009 and September 28, 2008 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues (1)	$2,517	$2,455	$2,753	$2,690
Operating income (loss) (1)	745	(10)	894	597
Net income (loss) (1)	341	(289)	737	803

Basic earnings (loss) per common share (2)	$0.21	$(0.18)	$0.45	$0.48
Diluted earnings (loss) per common share (2)	$0.20	$(0.18)	$0.44	$0.48

2008
Revenues (1)	$2,440	$2,606	$2,762	$3,334
Operating income (1)	757	813	824	1,335
Net income (1)	767	766	748	878

Basic earnings per common share (2)	$0.47	$0.47	$0.46	$0.53
Diluted earnings per common share (2)	$0.46	$0.47	$0.45	$0.52

(1)	Revenues, operating income and net income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Deductions	Other		Period
Year ended September 30, 2007
Allowances:
— trade receivables	$(1)	$(37)	$2	$—		$(36)
— notes receivable	(78)	(13)	58	—		(33)
Valuation allowance on deferred tax assets	(22)	(1)	3	—		(20)

	$(101)	$(51)	$63	$—		$(89)

Year ended September 28, 2008
Allowances:
— trade receivables	$(36)	$(5)	$3	$—		$(38)
— notes receivable	(33)	(2)	32	—		(3)
Valuation allowance on deferred tax assets	(20)	(48)	—	(81	) (a)	(149)

	$(89)	$(55)	$35	$(81)		$(190)

Year ended September 27, 2009
Allowances:
— trade receivables	$(38)	$(4)	$38	$—		$(4)
— notes receivables	(3)	(4)	6	—		(1)
— investment receivables (b)	—	(10)	—	—		(10)
Valuation allowance on deferred tax assets	(149)	(201)	—	278	(a)	(72)

	$(190)	$(219)	$44	$278		$(87)

(a)	This amount was charged to other comprehensive income (loss).

(b)	This amount represents the allowance for investment receivables due for redemptions of money market investments.

S-1