Form 10-K/A
period 2009-09-27
QUALCOMM INC/DE
filed 2009-12-22
CIK 804328

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

INDEX TO EXHIBITS
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Explanatory Note
     QUALCOMM Incorporated is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 27, 2009, filed with the Securities and Exchange Commission on November 5, 2009, for the sole purpose of furnishing in interactive data format Schedule II, “Valuation and Qualifying Accounts,” which was inadvertently omitted from the interactive data submission.
     For reference purposes only, the index to exhibits related to Exhibit 101 (for interactive data files) is set forth below.
INDEX TO EXHIBITS
     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
Number	Description
101.INS	XBRL Instance Document. §

101.SCH	XBRL Taxonomy Extension Schema. §

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. §

101.LAB	XBRL Taxonomy Extension Labels Linkbase. §

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. §

§	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALCOMM Incorporated
By:	/s/ William E. Keitel
William E. Keitel,
Executive Vice President and Chief Financial Officer

Dated: December 22, 2009