Form 10-Q
period 2009-12-27
QUALCOMM INC/DE
filed 2010-01-27
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 25, 2010, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,680,600,735

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Submission of Matters to a Vote of Security Holders	47
Item 5. Other Information	47
Item 6. Exhibits	47

SIGNATURES

CERTIFICATIONS
EX-3.1
EX-10.86
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 27,	September 27,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,660	$2,717
Marketable securities	8,504	8,352
Accounts receivable, net	616	700
Inventories	350	453
Deferred tax assets	199	149
Other current assets	245	199

Total current assets	13,574	12,570
Marketable securities	6,764	6,673
Deferred tax assets	1,118	843
Property, plant and equipment, net	2,384	2,387
Goodwill	1,490	1,492
Other intangible assets, net	3,142	3,065
Other assets	431	415

Total assets	$28,903	$27,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$415	$636
Payroll and other benefits related liabilities	385	480
Unearned revenues	567	441
Income taxes payable	458	29
Other current liabilities	1,123	1,227

Total current liabilities	2,948	2,813
Unearned revenues	3,775	3,464
Other liabilities	827	852

Total liabilities	7,550	7,129

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 27, 2009 and September 27, 2009	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,674 and 1,669 shares issued and outstanding at December 27, 2009 and September 27, 2009, respectively	—	—
Paid-in capital	8,817	8,493
Retained earnings	11,792	11,235
Accumulated other comprehensive income	744	588

Total stockholders’ equity	21,353	20,316

Total liabilities and stockholders’ equity	$28,903	$27,445

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2009	2008
Revenues:
Equipment and services	$1,663	$1,423
Licensing and royalty fees	1,007	1,094

Total revenues	2,670	2,517

Operating expenses:
Cost of equipment and services revenues	816	755
Research and development	596	604
Selling, general and administrative	379	413

Total operating expenses	1,791	1,772

Operating income	879	745

Investment income (loss), net (Note 5)	173	(294)

Income before income taxes	1,052	451
Income tax expense	(211)	(110)

Net income	$841	$341

Basic earnings per common share	$0.50	$0.21

Diluted earnings per common share	$0.50	$0.20

Shares used in per share calculations:
Basic	1,672	1,653

Diluted	1,691	1,667

Dividends per share announced	$0.17	$0.16

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27,	December 28,
	2009	2008
Operating Activities:
Net income	$841	$341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	152
Revenues related to non-monetary exchanges	(37)	(29)
Non-cash portion of income tax expense	32	45
Non-cash portion of share-based compensation expense	151	145
Incremental tax benefit from stock options exercised	(13)	(16)
Net realized (gains) losses on marketable securities and other investments	(102)	33
Net impairment losses on marketable securities and other investments	57	392
Other items, net	4	(14)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	87	2,716
Inventories	101	65
Other assets	(32)	(19)
Trade accounts payable	(226)	(192)
Payroll, benefits and other liabilities	(124)	(54)
Unearned revenues	338	(64)

Net cash provided by operating activities	1,239	3,501

Investing Activities:
Capital expenditures	(88)	(234)
Purchases of available-for-sale securities	(2,098)	(2,586)
Proceeds from sale of available-for-sale securities	2,013	1,373
Cash received for partial settlement of investment receivables	8	202
Other investments and acquisitions, net of cash acquired	(6)	(14)
Change in collateral held under securities lending	—	162
Other items, net	(1)	(4)

Net cash used by investing activities	(172)	(1,101)

Financing Activities:
Proceeds from issuance of common stock	152	26
Incremental tax benefit from stock options exercised	13	16
Repurchase and retirement of common stock	—	(285)
Dividends paid	(284)	—
Change in obligation under securities lending	—	(162)
Other items, net	(1)	(1)

Net cash used by financing activities	(120)	(406)

Effect of exchange rate changes on cash	(4)	(8)

Net increase in cash and cash equivalents	943	1,986
Cash and cash equivalents at beginning of year	2,717	1,840

Cash and cash equivalents at end of year	$3,660	$3,826

See Notes to Condensed Consolidated Financial Statements.

Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 27, 2009 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 27, 2009 and December 28, 2008 both included 13 weeks.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
     The Company has evaluated subsequent events through the date that the financial statements were issued on January 27, 2010.
     Revenue Recognition. Beginning in the first quarter of fiscal 2010, the Company elected to early adopt the Financial Accounting Standards Board’s (FASB) amended accounting guidance for revenue recognition that (a) removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of software revenue recognition guidance; and (b) eliminates the use of the residual method for arrangements with multiple deliverables and requires entities to allocate revenue using the relative selling price method. This new guidance applies to applicable transactions originating or materially modified after September 27, 2009. In the past, the Company’s revenues resulting from tangible products that had been subject to software revenue recognition guidance or the application of the residual method have not been significant. The impact on equipment and services revenues that would have been reported during the three months ended December 27, 2009 if the previous accounting guidance had been applied was negligible. If the new accounting standards for revenue recognition had been applied in the same manner to the fiscal year ended September 27, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. Share-based awards with market conditions are included in the computation of earnings per share if they are dilutive and if the established conditions have been satisfied or would have been satisfied at the reporting date. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 27, 2009 and December 28, 2008 were 19,642,000 and 13,502,000, respectively.

     Employee stock options to purchase approximately 121,849,000 and 154,192,000 shares of common stock during the three months ended December 27, 2009 and December 28, 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the three months ended December 27, 2009 excluded 364,000 market stock units issued during fiscal 2010 because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the three months ended December 28, 2008 excluded 55,000 restricted stock units issued during fiscal 2008 because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income (Loss). Total comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Net income	$841	$341

Other comprehensive income (loss):
Foreign currency translation	8	(58)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	8	—
Net unrealized gains (losses) on other marketable securities and derivative instruments, net of income taxes	169	(1,068)
Reclassification of net realized (gains) losses on marketable securities and derivative instruments included in net income, net of income taxes	(61)	22
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	32	318

Total other comprehensive income (loss)	156	(786)

Total comprehensive income (loss)	$997	$(445)

Components of accumulated other comprehensive income consisted of the following (in millions):

	December 27,	September 27,
	2009	2009
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$72	$71
Net unrealized gains on marketable securities, net of income taxes	702	574
Net unrealized gains (losses) on derivative instruments, net of income taxes	2	(17)
Foreign currency translation	(32)	(40)

	$744	$588

     At December 27, 2009, accumulated other comprehensive income includes $44 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.

     Share-Based Payments. Total share-based compensation expense was as follows (in millions):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Cost of equipment and services revenues	$11	$10
Research and development	72	69
Selling, general and administrative	68	66

Share-based compensation expense before income taxes	151	145
Related income tax benefit	(37)	(46)

Share-based compensation expense, net of income taxes	$114	$99

     The Company recorded $14 million and $10 million in share-based compensation expense during the three months ended December 27, 2009 and December 28, 2008, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 27, 2009 and December 28, 2008, $13 million and $16 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods. At December 27, 2009, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 3.3 years. Net stock options, after forfeitures and cancellations, granted during both of the three months ended December 27, 2009 and December 28, 2008 represented 1.2% of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the three months ended December 27, 2009 and December 28, 2008 represented 1.3% and 1.2%, respectively, of outstanding shares as of the end of each fiscal period.
     In the first quarter of fiscal 2010, the Company granted 703,000 market stock units (representing a maximum share payout of 879,000 common shares) to certain employees, all of which remain unvested at December 27, 2009. The market stock units vest three years from the date of grant based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate fair value of the market stock units of $32 million, which was estimated using a Monte Carlo simulation, will be recorded over the three-year vesting period.
Note 2 – Fair Value Measurements
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:
•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets consist of money market funds, equity mutual and exchange-traded funds, equity securities and U.S. Treasury securities as they are traded in an active market with sufficient volume and frequency of transactions. Level 1 liabilities are associated with the Company’s deferred incentive compensation plans.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Level 2 assets and liabilities consist of certain marketable debt instruments and derivative contracts whose values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Marketable debt instruments in this category include government-related securities, corporate bonds and notes, preferred securities, certain mortgage- and asset-backed securities and certain non-investment-grade debt securities.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques. Level 3 assets primarily consist of certain marketable debt instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, including marketable debt instruments that are priced using indicative prices that the Company is unable to corroborate with observable market quotes. Marketable debt instruments in this category include auction rate securities, certain subordinated mortgage- and asset-backed securities and certain non-investment-grade debt securities.
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 27, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,893	$504	$—	$3,397
Marketable securities	2,118	12,943	207	15,268
Derivative instruments	—	34	—	34
Other investments (1)	130	—	—	130

Total assets measured at fair value	$5,141	$13,481	$207	$18,829

Liabilities
Derivative instruments	$—	$35	$—	$35
Other liabilities (1)	130	—	—	130

Total liabilities measured at fair value	$130	$35	$—	$165

(1)	Comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds.
     When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy for the three months ended December 27, 2009 (in millions):

Level 3 marketable securities at September 27, 2009	$205
Total realized and unrealized gains:
Included in investment income, net	1
Included in other comprehensive income	5
Purchases, sales and settlements	(5)
Transfers into Level 3, net	1

Level 3 marketable securities at December 27, 2009	$207

     In the first quarter of fiscal 2010, the Company adopted authoritative guidance for fair value measurements issued by the FASB for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 27, 2009, the Company recorded $5 million in other-than-temporary impairments on cost and equity method investments, which were based on fair value measurements classified within Level 3 of the valuation hierarchy.

Note 3 – Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 27, 2009	September 27, 2009	December 27, 2009	September 27, 2009
Available-for-sale:
U.S. Treasury securities and government-related securities	$1,143	$1,407	$—	$—
Corporate bonds and notes	3,974	3,988	1,208	1,204
Mortgage- and asset-backed securities	734	821	39	36
Auction rate securities	—	—	177	174
Non-investment-grade debt securities	23	21	2,840	2,719
Equity securities	138	140	1,502	1,377
Equity mutual and exchange-traded funds	—	—	998	948
Debt mutual funds	2,492	1,975	—	215

	$8,504	$8,352	$6,764	$6,673

     As of December 27, 2009, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$2,487	$4,295	$934	$525	$4,389	$12,630

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

			Net
	Gross	Gross	Realized
	Realized	Realized	Gains
For the three months ended	Gains	Losses	(Losses)
December 27, 2009	$107	$(5)	$102
December 28, 2008	21	(54)	(33)
     Available-for-sale securities were comprised as follows (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 27, 2009
Equity securities	$2,291	$406	$(59)	$2,638
Debt securities	12,118	545	(33)	12,630

	$14,409	$951	$(92)	$15,268

September 27, 2009
Equity securities	$2,282	$340	$(157)	$2,465
Debt securities	12,069	530	(39)	12,560

	$14,351	$870	$(196)	$15,025

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 27,2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$425	$(2)	$124	$(2)
Mortgage- and asset-backed securities	90	(1)	18	(1)
Auction rate securities	—	—	177	(6)
Non-investment-grade debt securities	150	(5)	196	(12)
Equity securities	103	(5)	100	(7)
Equity mutual and exchange-traded funds	29	(1)	629	(46)
Debt mutual funds	911	(4)	5	—

	$1,708	$(18)	$1,249	$(74)

	September 27, 2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$462	$(1)	$183	$(5)
Mortgage- and asset-backed securities	56	(1)	20	(1)
Auction rate securities	23	(1)	151	(10)
Non-investment-grade debt securities	127	(5)	263	(15)
Equity securities	155	(11)	155	(16)
Equity mutual and exchange-traded funds	44	(6)	730	(124)

	$867	$(25)	$1,502	$(171)

     The unrealized losses on the Company’s investments in marketable securities at December 27, 2009 and September 27, 2009 were caused primarily by a prolonged disruption in global financial markets that included a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. At December 27, 2009, the Company concluded that the unrealized losses were temporary. Further, for equity securities, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
     The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company for the three months ended December 27, 2009 (in millions):

Credit losses at September 27, 2009	$170
Credit losses recognized on securities previously not impaired	1
Reductions in credit losses related to securities sold	(12)
Accretion of credit losses due to an increase in cash flows expected to be collected	(16)

Credit losses at December 27, 2009	$143

Note 4 — Composition of Certain Financial Statement Items
     Accounts Receivable.

	December 27,	September 27,
	2009	2009
	(In millions)
Trade, net of allowances for doubtful accounts of $3 and $4, respectively	$551	$639
Long-term contracts	37	38
Other	28	23

	$616	$700

     Inventories.

	December 27,	September 27,
	2009	2009
	(In millions)
Raw materials	$14	$15
Work-in-process	148	199
Finished goods	188	239

	$350	$453

     Property, Plant and Equipment.

	December 27,	September 27,
	2009	2009
	(In millions)
Land	$187	$187
Buildings and improvements	1,389	1,364
Computer equipment and software	1,064	1,022
Machinery and equipment	1,560	1,535
Furniture and office equipment	66	65
Leasehold improvements	226	219
Construction in progress	81	76

	4,573	4,468

Less accumulated depreciation and amortization	(2,189)	(2,081)

	$2,384	$2,387

     The gross book values of property under capital leases included in buildings and improvements totaled $201 million and $190 million at December 27, 2009 and September 27, 2009, respectively. Capital lease additions were $11 million and $16 million during the three months ended December 27, 2009 and December 28, 2008, respectively.
     Intangible Assets. Gross technology-based intangible assets increased by $132 million during the first quarter of fiscal 2010. The increase was primarily due to certain patents assigned to the Company pursuant to a license agreement entered into in the first quarter of fiscal 2010. The estimated fair value of these patents was determined using an income approach based on projected cash flows, on a discounted basis, over the assigned patents’ estimated useful life of approximately 16 years. The estimated fair value of such patents is being amortized on a straight-line basis over this useful life, beginning from the date the patents were assigned to the Company.

     Other Current Liabilities.

	December 27,	September 27,
	2009	2009
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$479	$461
Current portion of payable to Broadcom for litigation settlement	170	170
Accrued liability to KFTC (Note 8)	232	230
Payable for unsettled securities trades	16	101
Other	226	265

	$1,123	$1,227

Note 5 — Investment Income (Loss), Net

	Three Months Ended
	December 27,	December 28,
	2009	2008
	(In millions)
Interest and dividend income	$145	$135
Interest expense	(9)	(3)
Net realized gains (losses) on marketable securities	102	(33)
Impairment losses on marketable securities	(52)	(388)
Impairment losses on other investments	(5)	(4)
Losses on derivative instruments	(4)	—
Equity in losses of investees	(4)	(1)

	$173	$(294)

Note 6 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 21% for fiscal 2010, compared to the 23% effective income tax rate in fiscal 2009. The United States federal research and development credit expired on December 31, 2009. Therefore, the annual effective tax rate for fiscal 2010 only reflects federal research and development credits generated through December 31, 2009. The annual effective tax rate also includes tax expense of approximately $130 million that arises because deferred revenue related to the Company’s 2008 license and settlement agreements with Nokia is taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009.
     The estimated annual effective tax rate for fiscal 2010 of 21% is less than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of approximately 5% and approximately 4% related to deferred revenue that is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, adjustments to prior year estimates of uncertain tax positions as a result of tax audits during the year and the generation of research and development credits, partially offset by an increase in the valuation allowance related to capital losses, the revaluation of deferred items and state taxes.
     The Company files income tax returns in the United States and various state and foreign jurisdictions. The United States income tax return for fiscal 2008 is being examined by the Internal Revenue Service (IRS). This examination is expected to be completed during the third quarter of fiscal 2010. The Company is participating in the IRS Compliance Assurance Program, whereby the IRS and the Company endeavor to agree on the treatment of all issues in the fiscal 2009 tax return prior to the return being filed. The Company will also participate in the IRS Compliance Assurance Program for fiscal 2010. Due to the anticipated resolution of the United States federal examinations within the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will decrease significantly as a result of their resolution via an adjustment by the taxing authority or recognition in the income tax provision.

     We consider the operating earnings of certain non-United States subsidiaries to be invested indefinitely outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is approximately $9.0 billion as of December 27, 2009. The deferred tax liability that has not been recorded on these earnings because they are invested indefinitely outside the United States is over $3.0 billion. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings of foreign subsidiaries is made.
     The Company can only use realized capital losses to offset realized capital gains. Based upon the Company’s assessment of when capital gains and losses will be realized, the Company estimates that its future capital gains will not be sufficient to utilize all of the realized and unrealized capital losses that were recorded through December 27, 2009. During the first quarter of fiscal 2010, the valuation allowance for the portion of capital losses that the Company does not expect to utilize decreased by $21 million, of which $11 million was recorded as other comprehensive income. Significant judgment is required to forecast the timing and amount of future capital gains and the timing of realization of capital losses. Adjustments to the Company’s valuation allowance based on changes to its forecast of capital gains in future years are reflected in the period the change is made.
Note 7 — Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 27, 2009 were as follows (in millions):

Balance at September 27, 2009	$20,316
Net income	841
Other comprehensive income	156
Net proceeds from the issuance of common stock	166
Share-based compensation	152
Tax benefit from exercise of stock options	4
Dividends	(284)
Other	2

Balance at December 27, 2009	$21,353

     Stock Repurchase Program. The Company did not repurchase any shares during the three months ended December 27, 2009. During the three months ended December 28, 2008, the Company repurchased and retired 8,920,000 shares of the Company’s common stock for $284 million, before commissions. At December 27, 2009, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.
     Dividends. Cash dividends announced in the three months ended December 27, 2009 and December 28, 2008 were $0.17 and $0.16 per share, respectively. During the three months ended December 27, 2009 and December 28, 2008, dividends charged to retained earnings were $284 million and $264 million, respectively. On January 7, 2010, the Company announced a cash dividend of $0.17 per share on the Company’s common stock, payable on March 26, 2010 to stockholders of record as of February 26, 2010, which will be recorded in the second fiscal quarter.
Note 8 — Commitments and Contingencies
     Litigation. European Commission Complaint: On October 28, 2005, it was reported that six companies (Broadcom, Nokia, Texas Instruments, NEC, Panasonic and Ericsson) filed complaints with the European Commission (EC), alleging that the Company violated European Union competition law in its WCDMA licensing practices. On December 22, 2009, the EC officially informed the Company that all complainants had withdrawn their complaints and the EC had closed its proceedings against the Company.
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding, including appeals. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final. Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed, and it issued the following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The President declined to review the decision. The Company and other respondents have appealed. The ITC and the appeals court declined to stay the ITC’s decision pending appeal. The Company has shifted supply of accused chips for the United States market to a licensed supplier, Amkor. A licensed source of supply permits the Company to continue to supply the United States market without interruption. The subject patents expire on September 24, 2010, at which time the ITC orders will cease to be operative.
     Korea Fair Trade Commission Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming and Thin Multimedia) filed complaints with the Korea Fair Trade Commission (KFTC) alleging that certain of the Company’s business practices violate South Korean antitrust regulations. As a result of its agreement with the Company, Broadcom withdrew its complaint to the KFTC in May 2009. After a hearing, the KFTC announced its ruling via press release in July 2009. On January 4, 2010, the KFTC issued its written decision, explaining its ruling that the Company violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine of 273.2 billion Korean won, which was accrued in fiscal 2009 (Note 4), and ordered the Company to cease the practices at issue. The Company intends to appeal the decision to the South Korean courts. The Company does not anticipate that the cease and desist remedies ordered will have a material effect on the results of its operations. In July 2009, the KFTC also announced that it would continue its review of the Company’s integration of multimedia functions into its chips, but it has not announced any decisions in that regard. The Company believes that its practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with its customers’ desires.
     Japan Fair Trade Commission Complaint: The Japan Fair Trade Commission (JFTC) received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. The JFTC has scheduled the first day of the hearing for February 17, 2010. The Company understands that the JFTC has denied the Company’s request that it suspend the CDO pending the appeal. However, the Company has also requested a Japanese court to stay the CDO, and that request is pending.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in federal court in Pennsylvania and Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones.
     On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber units sold after December 21, 2008, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. Panasonic has also indicated that it will pursue antitrust claims in the arbitration proceedings. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

     While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. Other than the amount relating to the Korea Fair Trade Commission Complaint, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Indemnifications. In general, the Company does not agree to indemnify third parties for losses sustained from intellectual property infringement. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 27, 2009 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at December 27, 2009 for the remainder of fiscal 2010 and for each of the subsequent four years from fiscal 2011 through 2014 were approximately $856 million, $179 million, $96 million, $43 million and $14 million, respectively, and $85 million thereafter. Of these amounts, for the remainder of fiscal 2010 and for fiscal 2011, commitments to purchase integrated circuit product inventories comprised $662 million and $24 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at December 27, 2009 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2010	$11	$58	$69
2011	15	85	100
2012	14	52	66
2013	15	24	39
2014	15	21	36
Thereafter	400	233	633

Total minimum lease payments	$470	$473	$943

Deduct: Amounts representing interest	271

Present value of minimum lease payments	199
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$197

Note 9 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies and other enterprise companies; and

•	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments in companies that the Company believes will open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology.
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income (loss), certain share-based compensation and certain research and development expenses and marketing expenses that were not deemed to be directly related to the businesses of the segments. The table below presents revenues and EBT for reportable segments (in millions):

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
December 27, 2009
Revenues	$1,608	$917	$142	$2	$1	$2,670
EBT	425	772	9	(107)	(47)	1,052
December 28, 2008
Revenues	$1,334	$1,006	$170	$6	$1	$2,517
EBT	168	874	3	(98)	(496)	451

     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Revenues
Elimination of intersegment revenues	$(3)	$(3)
Other nonreportable segments	4	4

Reconciling items	$1	$1

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(11)	$(10)
Unallocated research and development expenses	(88)	(83)
Unallocated selling, general and administrative expenses	(73)	(58)
Unallocated investment income (loss), net	179	(294)
Other nonreportable segments	(53)	(50)
Intracompany eliminations	(1)	(1)

Reconciling items	$(47)	$(496)

     During the three months ended December 27, 2009 and December 28, 2008, unallocated research and development expenses included $72 million and $69 million, respectively, and unallocated selling, general and administrative expenses included $68 million and $66 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
December 27, 2009
Revenues from external customers	$1,605	$917	$142	$2
Intersegment revenues	3	—	—	—
December 28, 2008
Revenues from external customers	$1,332	$1,005	$169	$6
Intersegment revenues	2	1	1	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues (or inventory write-downs) at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiary, FLO TV, including property, plant and equipment. QSI’s assets related to the FLO TV business totaled $1.3 billion at both December 27, 2009 and September 27, 2009. Reconciling items for total assets included $397 million and $389 million at December 27, 2009 and September 27, 2009, respectively, of property, plant and equipment, goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 27,	September 27,
	2009	2009
QCT	$745	$892
QTL	21	89
QWI	152	142
QSI	1,652	1,614
Reconciling items	26,333	24,708

Total consolidated assets	$28,903	$27,445

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 27, 2009 contained in our 2009 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Developments
     Revenues for the first quarter of fiscal 2010 were $2.7 billion, with net income of $841 million, which were impacted by the following key items:
•	We shipped approximately 92 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 46%, compared to approximately 63 million MSM integrated circuits in the year ago quarter. The chipset volume in the first quarter of fiscal 2009 was impacted by the slowdown in the worldwide economy.

•	CDMA-based device shipments totaled approximately 133 million units, an increase of approximately 6% over the 125 million units shipped in the year ago quarter. (1)

•	The average selling price of CDMA-based devices was estimated to be approximately $184, which decreased approximately 13% from the year ago quarter primarily due to a subdued economic recovery in developed regions, including Europe and Japan, combined with relative strength at the lower end of the overall market. (1)
     Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2010 with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 4.6 billion.(2)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA, HSPA and TD-SCDMA), are approximately 21% of total worldwide wireless subscribers to date. (2)

•	3G subscribers (all CDMA-based) grew to approximately 945 million worldwide, including approximately 460 million CDMA2000 1X/1xEV-DO subscribers and approximately 485 million WCDMA/HSPA/TD-SCDMA subscribers. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 5% year-over-year, compared to an estimated decline of 4% year-over-year across all technologies. (3)

•	We entered into a license agreement with Samsung Electronics Co., Ltd. that covers sales of CDMA2000, WCDMA (including HSPA), TD-CDMA (including TD-SCDMA) and OFDMA (including LTE, UMB and WiMax) products through December 31, 2023. The consideration provided to us under such agreement included, among other things, non-refundable lump-sum payments of $1.3 billion (due in installments during the first few years of the agreement), ongoing royalties and the assignment of patents that we recorded in intangible assets in the amount of $136 million. During the first quarter of fiscal 2010, we recognized $71 million in revenues attributable to fiscal 2009 related to this agreement.

•	In December 2009, the European Commission (EC) officially informed us that all complainants had withdrawn their complaints and the EC had closed its proceedings against us.

(1)	Derived from reports provided by our licensees/manufacturers during the year and our own estimates of unreported activity.

(2)	According to Wireless Intelligence estimates as of January 25, 2010, for the quarter ending December 31, 2009. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.

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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals and power management. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 60% and 53% of total consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 34% and 40% of total consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through December 2009, QES has shipped approximately 1,355,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including BREW (Binary Runtime Environment for Wireless), the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 5% and 7% of total consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively.

     QSI manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments in early-stage and other companies, including licensed device manufacturers, that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV network and service on wireless operator devices will continue, in part, to be determined by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages, which we will continue to make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA, WCDMA or GSM) in the United States. In November 2009, FLO TV began to offer the FLO TV service on a subscription basis directly to consumers in the United States. FLO TV currently provides the services for use in personal television devices and plans to make it available in automotive devices and other portable device accessories. These devices are sold through various retail and distribution channels. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The network launches and further expansion of 3G in China, including CDMA2000 by China Telecom, WCDMA by China Unicom and TD-SCDMA by China Mobile, is expected to drive competition and growth of 3G products and services in that region. In addition, the auction of 3G spectrum in India, when completed, will enable further expansion of 3G networks and provide additional growth opportunity for 3G products and services into that market.

•	The transition to 3G CDMA-based networks is expected to continue:
•	More than 615 operators have commercially launched 3G networks, including 305 CDMA2000 networks and 310 WCDMA networks; (1)(2)

•	More than 110 CDMA2000 operators have commercially launched the higher data speeds of 1xEV-DO and more than 75 have launched EV-DO Revision A; (1) and

•	More than 300 WCDMA operators have commercially launched the higher data speeds of HSDPA, while more than 95 have launched HSUPA and 37 have launched HSPA+. (2)
•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. A subdued economic recovery in developed regions, including Europe and Japan, combined with relative strength at the lower end of the overall market is expected to continue to impact the average selling price of CDMA-based devices for the remainder of fiscal 2010.

•	As operators deploy the higher data speeds of HSPA, HSPA+, EV-DO Revision A and EV-DO Revision B and as manufacturers introduce additional highly-featured, converged devices, we expect consumer demand for advanced 3G devices to continue at a strong pace. In particular, the demand is expected to continue to grow for smartphones and new device types that utilize 3G connectivity, such as eBook readers and smartbook devices. We also expect 3G growth in low-end 3G devices, particularly as 3G service expands in emerging markets.

•	To meet growing demand for advanced 3G wireless devices and increased multimedia functionality, we intend to continue to invest significant resources toward the development of wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry. We expect that a portion of our research and development initiatives in fiscal 2010 will not reach commercialization until several years in the future.

•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into a single chip or package, lowering component counts and enabling faster time-to-market for our customers. While we continue to invest aggressively to expand our QSC product family to address the low-end market more effectively with CDMA-based products, we still face significant competition from GSM-based products, particularly in emerging markets.

•	We expect to continue to invest in the evolution of CDMA and a broad range of other technologies as part of our vision to enable a range of technologies, including the following products and technologies:
•	The continued evolution of CDMA-based technologies, including the long-term roadmaps of 1xEV-DO and High Speed Packet Access (HSPA);

•	OFDM and OFDMA-based technologies, including LTE;

•	Our service applications platform, content delivery services and user interfaces;

•	Our Snapdragon platform to help create new CDMA-based connected computing products and drive connectivity beyond traditional wireless devices;

•	Our Gobi mobile data modems to provide worldwide CDMA-based embedded connectivity for existing computing platforms;

•	Our convergence-based chips that include 3G modem and applications processor capabilities (including support for third-party operating systems);

•	Our FLO TV mobile television service, which includes product and distribution expansion beyond wireless operators through direct-to-consumer products, such as personal television devices, and automotive devices through retail channels; and

•	Our IMOD display technology.
     In addition to the foregoing business and market-based matters, the following items are likely to have an impact on our business and results of operations over the next several months:
•	We expect to continue to devote resources to working with and educating participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world. For example, we expect that we will continue to be involved in litigation, and to appear in front of administrative and regulatory bodies, including the Korea Fair Trade Commission and the Japan Fair Trade Commission, to defend our business model and to rebuff efforts by companies seeking to gain competitive advantage or negotiating leverage.

•	We have been and will continue evaluating and providing reasonable assistance to our customers. This includes, in some cases, certain levels of financial support to minimize the impact of litigation in which we or our customers may become involved.

•	The potential instability in financial markets may continue to have an impact on the value of our marketable securities and net investment income (loss).

(1)	According to public reports made available at www.cdg.org as of January 25, 2010.

(2)	As reported by the Global mobile Suppliers Association, an international organization of WCDMA and GSM (Global System for Mobile Communications) suppliers, in their January 2010 reports.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009
     Revenues. Total revenues for the first quarter of fiscal 2010 were $2.67 billion, compared to $2.52 billion for the first quarter of fiscal 2009.
     Revenues from sales of equipment and services for the first quarter of fiscal 2010 were $1.66 billion, compared to $1.42 billion for the first quarter of fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $271 million increase in QCT revenues, partially offset by a $28 million decrease in QWI revenues. Revenues from licensing and royalty fees for the first quarter of fiscal 2010 were $1.01 billion, compared to $1.09 billion for the first quarter of fiscal 2009. The decrease in revenues from licensing and royalty fees was primarily due to an $88 million decrease in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2010 was $816 million, compared to $755 million for the first quarter of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 49% for the first quarter of fiscal 2010, compared to 53% for the first quarter of fiscal 2009. The increase in margin percentage in the first quarter of fiscal 2010 compared to fiscal 2009 was primarily attributable to an increase in QCT gross margin. Cost of equipment and services revenues in the first quarter of fiscal 2010 included $11 million in share-based compensation, compared to $10 million in the first quarter of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first quarter of fiscal 2010, research and development expenses were $596 million or 22% of revenues, compared to $604 million or 24% of revenues for the first quarter of fiscal 2009. The percentage decrease was primarily attributable to the increase in revenues. Research and development expenses for the first quarter of fiscal 2010 included share-based compensation of $72 million, compared to $69 million in the first quarter of fiscal 2009.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2010, selling, general and administrative expenses were $379 million or 14% of revenues, compared to $413 million or 16% of revenues for the first quarter of fiscal 2009. The dollar decrease was primarily attributable to a $25 million decrease in costs related to litigation and other legal matters. The percentage decrease was attributable to the decrease in selling, general and administrative expenses combined with the increase in revenues. Selling, general and administrative expenses for the first quarter of fiscal 2010 included share-based compensation of $68 million, compared to $66 million in the first quarter of fiscal 2009.
     Net Investment Income (Loss). Net investment income was $173 million for the first quarter of fiscal 2010, compared to net investment loss of $294 million for the first quarter of fiscal 2009. The net increase was comprised as follows (in millions):

	Three Months Ended
	December 27,	December 28,
	2009	2008	Change
Interest and dividend income:
Corporate and other segments	$145	$135	$10
Interest expense	(9)	(3)	(6)
Net realized gains (losses) on investments:
Corporate and other segments	91	(38)	129
QSI	11	5	6
Net impairment losses on investments:
Corporate and other segments	(51)	(388)	337
QSI	(6)	(4)	(2)
Losses on derivative instruments	(4)	—	(4)
Equity in losses of investees	(4)	(1)	(3)

	$173	$(294)	$467

     During the first quarter of fiscal 2010, we recorded lower impairment losses on marketable securities and net realized gains on corporate investments as compared to net realized losses during the first quarter of fiscal 2009. The depressed securities values caused by a major disruption in United States and foreign financial markets that impacted the first quarter results in fiscal 2009 continued to cause impairment losses in the first quarter of fiscal 2010, but to a lesser extent.
     Income Tax Expense. Income tax expense was $211 million for the first quarter of fiscal 2010, compared to $110 million for the first quarter of fiscal 2009. The effective tax rate for the first quarter of fiscal 2010 was 20%, as compared to 24% for the first quarter of fiscal 2009. The federal research and development credit expired on December 31, 2009. Therefore, the annual effective tax rate for fiscal 2010 only reflects federal research and development credits generated through December 31, 2009. The annual effective tax rate for fiscal 2010 also includes tax expense of approximately $130 million that arises because deferred revenue related to the Company’s 2008 license and settlement agreements with Nokia is taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009.
     The estimated annual effective tax rate for fiscal 2010 of 21% is less than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of approximately 5% and approximately 4% related to deferred revenue that is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the company’s state tax rate will be lower.
Our Segment Results for the First Quarter of Fiscal 2010 Compared to the First Quarter of Fiscal 2009
     The following should be read in conjunction with the first quarter financial results of fiscal 2010 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 – Segment Information.”
     QCT Segment. QCT revenues for the first quarter of fiscal 2010 were $1.61 billion, compared to $1.33 billion for the first quarter of fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $1.55 billion for the first quarter of fiscal 2010, compared to $1.28 billion for the first quarter of fiscal 2009. The increase in equipment and services revenues resulted primarily from a $460 million increase related to higher unit shipments, partially offset by a decrease of $193 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 92 million MSM integrated circuits were sold during the first quarter of fiscal 2010, compared to approximately 63 million for the first quarter of fiscal 2009. The chipset volume in the first quarter of fiscal 2009 was impacted by the slowdown in the worldwide economy that caused contraction in the CDMA-based channel inventory and resulted in lower demand for CDMA-based MSM integrated chips.
     QCT earnings before taxes for the first quarter of fiscal 2010 were $425 million, compared to $168 million for the first quarter of fiscal 2009. QCT operating income as a percentage of its revenues (operating margin percentage) was 26% in the first quarter of fiscal 2010, compared to 13% in the first quarter of fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues. The increase in operating margin percentage was primarily due to an increase in gross margin percentage and decreases in research and development and selling, general and administrative expenses as a percentage of QCT revenues driven primarily by the increase in QCT revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs, favorable product mix and lower average selling prices.

     QCT inventories decreased by 27% to $299 million in the first quarter of fiscal 2010 from $408 million at September 27, 2009 primarily due to lower units on hand related to the timing of inventory receipts and changes in the stage of completion between finished goods and work-in-process.
     QTL Segment. QTL revenues for the first quarter of fiscal 2010 were $917 million, compared to $1.01 billion for the first quarter of fiscal 2009. QTL revenues in the first quarter of fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. The $160 million decrease in revenues without taking into account this amount was primarily due to lower average selling prices of CDMA-based products. QTL earnings before taxes for the first quarter of fiscal 2010 were $772 million, compared to $874 million for the first quarter of fiscal 2009. QTL operating margin percentage was 85% in the first quarter of fiscal 2010, compared to 87% in the first quarter of fiscal 2009. The decrease in operating margin percentage was primarily attributable to the decrease in QTL revenues and an increase in amortization related to acquired patents.
     QWI Segment. QWI revenues for the first quarter of fiscal 2010 were $142 million, compared to $170 million for the first quarter of fiscal 2009. Revenues decreased primarily due to an $18 million decrease in QIS revenues and a $15 million decrease in QES revenues. The decrease in QIS revenues was primarily attributable to a $13 million decrease in QChat revenues resulting primarily from decreased development efforts under the licensing agreement with Sprint and a $5 million decrease in BREW revenues resulting from lower consumer demand and lower prices due to the slowdown in global economies and competitive pricing pressures. The decrease in QES revenues was primarily attributable to a $10 million decrease in messaging revenue and a $4 million decrease in revenues from hardware product sales, due to a 2,300, or 17%, reduction in the number of units shipped.
     QWI earnings before taxes for the first quarter of fiscal 2010 was $9 million, compared to $3 million for the first quarter of fiscal 2009. QWI operating margin percentage was 6% in the first quarter of fiscal 2010, compared to 2% in the first quarter of fiscal 2009. The increase in QWI earnings before taxes was primarily attributable to a decrease in QES operating expenses, partially offset by the decrease in QWI revenues. The increase in QWI operating margin percentage was primarily attributable to a decrease in QES operating expenses, partially offset by a decline in QIS revenues as a percentage of the total QWI revenues.
     QSI Segment. QSI revenues for the first quarter of fiscal 2010 were $2 million, compared to $6 million for the first quarter of fiscal 2009. QSI loss before taxes for the first quarter of fiscal 2010 was $107 million, compared to $98 million for the first quarter of fiscal 2009. QSI revenues are attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to an increase in customer-related incentives that were recorded as reductions in revenues. QSI loss before taxes increased by $9 million due to a $15 million increase in our FLO TV subsidiary’s loss before taxes, partially offset by a $6 million decrease in net investment losses (unrelated to FLO TV).
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $18.9 billion at December 27, 2009, an increase of $1.2 billion from September 27, 2009. Our cash, cash equivalents and marketable securities at December 27, 2009 consisted of $8.6 billion held domestically and $10.3 billion held by foreign subsidiaries. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $1.2 billion during the first quarter of fiscal 2010, compared to $3.5 billion during the first quarter of fiscal 2009. The decrease was primarily due to collection of the $2.5 billion trade receivable in the first quarter of fiscal 2009 related to the license and settlement agreements completed with Nokia in September 2008.
     At December 27, 2009, approximately $1.7 billion remained authorized for repurchases under our stock repurchase program. The stock repurchase program has no expiration date. While we did not repurchase any of our shares during the first quarter of fiscal 2010, we intend to continue to repurchase shares of our common stock under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.

     We announced dividends totaling $284 million, or $0.17 per share, during the first quarter of fiscal 2010, which were paid on December 23, 2009. On January 7, 2010, we announced a cash dividend of $0.17 per share on our common stock, payable on March 26, 2010 to stockholders of record as of February 26, 2010. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.
     Accounts receivable decreased approximately 12% during the first quarter of fiscal 2010. Days sales outstanding, on a consolidated basis, were 20 days at December 27, 2009 compared to 23 days at September 27, 2009. The decreases in accounts receivable and the related days sales outstanding were primarily due to the effects of the timing of cash payments related to certain customers and the collection of amounts for which the Company had previously provided extended payment terms.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Our total research and development expenditures were $596 million in the first quarter of fiscal 2010 and $2.4 billion in fiscal 2009, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry. Capital expenditures were $88 million in the first quarter of fiscal 2010 and $761 million in fiscal 2009. Our purchase obligations for the remainder of fiscal 2010 and for fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $856 million and $179 million, respectively, at December 27, 2009. We are obligated to pay 273.2 billion Korean won, which was $232 million at December 27, 2009, to the KFTC in the second quarter of fiscal 2010. In the first quarter of fiscal 2011, we are obligated to pay approximately $1.4 billion to the tax authorities in the United States as a result of the assets received from Nokia related to the license and settlement agreements. Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $605 million ratably through April 2013. Cash used for strategic investments and acquisitions, net of cash acquired, was $6 million in the first quarter of fiscal 2010 and $54 million in fiscal 2009, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at December 27, 2009 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 – Income Taxes” and “Note 8 – Commitments and Contingencies.”
Risk Factors
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, including our financial statements and the related notes.
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
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX standards and have granted royalty-bearing licenses to nine companies to make and sell products implementing those standards (including Nokia, LG Electronics and Samsung), we might not achieve the same royalty revenues on such LTE or WiMAX deployments as on CDMA-based deployments, and we might not achieve the same level of success in selling LTE or WiMAX products as we have in CDMA-based products.
Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused a downturn in the market for our products or technology. Despite the recent improvements in market conditions, a future downturn in the market for our products or technology could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Any prolonged credit crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us which may delay or impede our ability to recognize revenue and/or result in bad debt expense; the inability of our customers to obtain credit to finance purchases of our products and/or cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; uncertainty in global economies, which could impact demand for CDMA-based products in various regions; counterparty failures negatively impacting our treasury operations; and the inability to utilize federal and/or state capital loss carryovers.
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
     Despite the recent improvements in market conditions, a future decline in global economic conditions could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. We cannot predict other negative events that may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at CDMA-based equipment manufacturers and wireless operators. Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products. Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished. Inflation could also increase our costs of raw materials and the cost of our products, our operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.
     A significant downturn in the economies of Asian countries where many of our customers and licensees are located or the economies of the other major markets (e.g., Europe and North America) they serve could materially harm our business. During the first quarter of fiscal 2010, 66% of our revenues were from customers and licensees based in South Korea, China and Taiwan as compared to 64% during the first quarter of fiscal 2009, respectively. During fiscal 2009, 66% of our revenues were from customers and licensees based in South Korea, China and Taiwan, as compared to 61% during fiscal 2008. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our three largest customers accounted for 38% and 36% of consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively, and 40% and 35% in fiscal 2009 and 2008, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from three major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the level of component integration and interoperability required by customers;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value-added features that drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;

•	general economic conditions; and

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate.
We derive a significant portion of our royalty revenues in our QTL segment from a limited number of licensees and our future success depends on the ability of our licensees to obtain market acceptance for their products.
     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 180 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a comparable increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, (iii) appeals to governmental authorities, such as the complaints filed with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices which could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests.
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
     We currently face significant competition in our markets and expect that competition will continue. Competition in the telecommunications market is affected by various factors, including:
•	comprehensiveness of products and technologies;

•	value-added features that drive replacement rates and selling prices;

•	manufacturing capability;

•	scalability and the ability of the system technology to meet customers’ immediate and future network requirements;

•	product performance and quality;

•	design and engineering capabilities;

•	compliance with industry standards;

•	time-to-market;

•	system cost; and

•	customer support.
     This competition may result in increased development costs and reduced average selling prices for our products and those of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products as evidenced by the recent success of smartphones and other feature-rich, data-capable devices, there is no guarantee that such mitigation will continue to occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
     Companies that promote non-CDMA technologies (e.g., GSM, WiMAX) and companies that design competing CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States and abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Infineon, Intel, Mediatek, NEC, nVidia, Renesas, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services, which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
     Many of these current and potential competitors have advantages over us, including:
•	longer operating histories and market presence;

•	greater name recognition;

•	motivation by our customers in certain circumstances to find alternate suppliers;

•	access to larger customer bases;

•	greater sales and marketing, manufacturing, distribution, technical and other resources;

•	government support of other technologies; and

•	more extensive relationships with indigenous distribution and original equipment manufacturer (OEM) companies in developing territories (e.g., China).
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate new competitors, including companies not previously engaged in manufacturing telecommunications chipsets, to begin offering and selling products based on 3G standards, LTE and WiMAX. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets, that will operate in an “open source” environment, which offers practical accessibility to a portion of a product’s source code.Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.

     We continue to believe our FLO TV service offering provides compelling advantages to consumers. However, we face indirect competition to our FLO TV products and services from wireless delivery of streaming and downloadable video content via wireless operators, OEMs and other providers of mobile video content, as well as from internet video content accessed through the mobile web browser.
     While we continue to believe our QMT division’s interferometric modulator (IMOD) displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT division had $397 million in assets (including $128 million in goodwill) at December 27, 2009. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
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
     A supplier’s ability to meet our product manufacturing and test demand is limited mainly by its overall capacity and current capacity availability. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers’ manufacturing or test facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole-source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.

     QCT Segment. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or in any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand.
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
     In the event of a loss of, or a decision to change, a third-party supplier, qualifying a new foundry supplier and commencing volume production or testing could involve delay and expense, resulting in lost revenues, reduced operating margins and possible loss of customers. We work closely with our customers to expedite their processes for evaluating new integrated circuits from our foundry suppliers; however, in some instances, transition of integrated circuit production to a new foundry supplier may cause a temporary decline in shipments of specific integrated circuits to individual customers.
     Under our Integrated Fabless Manufacturing (IFM) model, we purchase die from semiconductor manufacturing foundries, contract with separate third-party manufacturers for back-end assembly and test services and ship the completed integrated circuits to our customers. We are unable to directly control the services provided by our semiconductor assembly and test (SAT) suppliers, including the timely procurement of packaging materials for our products, availability of assembly and test capacity, manufacturing yields, quality assurance and product delivery schedules. This lack of control could cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers, reduce our revenues or increase our cost of sales.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenue, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first quarter of both fiscal 2010 and 2009. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free);

•	challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, energy blackouts, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, loans and employment.

     We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of wireless licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology.
     The wireless markets in China and India, among others, represent growth opportunities for us. If wireless operators in China or India, or the governments of China or India, make technology deployment, implement limitations on intellectual property rights or make other decisions that result in actions that are adverse to the expansion of CDMA technologies, our business could be harmed.
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
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers or licensees may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers or licensees. Resolving any defect- or failure-related issues could consume financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G wireless markets.
     Manufacturing, testing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability claims along with the associated impacts on reputation and demand. Although we carry product liability insurance to protect against product liability claims, we cannot assure you that our insurance coverage will be sufficient to protect us against losses due to product liability claims, or that we will be able to continue to maintain such insurance at a reasonable cost. Furthermore, not all losses associated with alleged product failure are insurable. Our inability to maintain insurance at an acceptable cost or to protect ourselves in other ways against potential product liability claims could prevent or inhibit the commercialization of our products and those of our licensees and customers and harm our future operating results. In addition, a product liability claim or recall, whether against our licensees, customers or us could harm our reputation and result in decreased demand for our products.
FLO TV does not fully control promotional activities necessary to stimulate demand for our services that are offered on a wholesale basis through the wireless operator channel.
     As part of our FLO TV business, FLO TV provides mobile entertainment and information service to our wireless operator partner on a wholesale basis. Under wholesale arrangements, we do not set the retail price of our service, nor do we directly control all of the marketing and promotion of the service to the wireless operator’s subscriber base. Therefore, we are dependent upon our wireless operator partners to price, market and otherwise promote our service to their end users. If our wireless operator partners do not effectively price, market and otherwise promote the service offered through the wireless operator channel to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
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
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:
•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	court or regulatory body decisions or settlements regarding intellectual property licensing and patent litigation and arbitration;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	general stock market volatility;

•	disruption in the United States and foreign credit and financial markets affecting both the availability of credit and credit spreads on investment securities;

•	government regulations, including tax regulations;

•	natural disasters, energy blackouts, acts of terrorism, widespread illness and war;

•	inflation and deflation;

•	concerns regarding global economic conditions that may impact one or more of the countries in which we, our customers or our licensees compete;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

     Our future earnings and stock price may be subject to volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.
     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities and patent litigation could result in substantial uninsured costs and divert management’s attention and resources. In addition, stock price volatility may be precipitated by failure to meet earnings expectations or other factors.
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
Changes in assumptions used to estimate the values of certain share-based compensation have a significant effect on our reported results.
     We are required to estimate and record compensation expense in the statement of operations for certain share-based payments, such as employee stock options and stock units, using the fair value method. This method has a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of such share-based payments. If factors change and/or we employ different assumptions or different valuation methods in future periods, the compensation expense that we record may differ significantly from amounts recorded previously, which could negatively affect our stock price and our stock price volatility.

     There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of certain share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for certain share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to our investors.
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
     Our satellite-based mobile fleet management services are provided using leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The transponder lease for the system in Mexico runs through April 2010 and has transponder and satellite protection. We are currently negotiating to extend the lease in Mexico. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our satellite-based operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
     At December 27, 2009, we had authority to repurchase up to $1.7 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2009 Annual Report on Form 10-K. At December 27, 2009, there have been no other material changes to the market risks described at September 27, 2009 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2010	2011	2012	2013	2014	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$504	$—	$—	$—	$—	$—	$—	$504
Interest rate	0.3%
Available-for-sale securities:
Investment grade	$1,118	$1,066	$681	$316	$674	$320	$2,835	$7,010
Interest rate	1.8%	3.0%	3.5%	4.1%	4.5%	6.1%	2.0%
Non-investment grade	$12	$26	$31	$83	$123	$811	$34	$1,120
Interest rate	9.2%	13.0%	10.6%	10.8%	10.2%	10.6%	0.6%

Floating interest-bearing securities:
Cash and cash equivalents	$2,893	$—	$—	$—	$—	$—	$—	$2,893
Interest rate	0.1%
Available-for-sale securities:
Investment grade	$716	$727	$341	$31	$9	$327	$606	$2,757
Interest rate	1.1%	1.0%	0.7%	0.7%	0.8%	8.3%	4.0%
Non-investment grade	$3	$11	$70	$189	$342	$214	$914	$1,743
Interest rate	28.5%	7.7%	6.4%	6.8%	7.1%	8.2%	4.1%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At December 27, 2009, we had a net asset of $2 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain international licensees on their sales of CDMA and WCDMA products and a net liability of $3 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. Counterparties to our derivative contracts are all major institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions, which could materially impact our results. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $45 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of approximately $56 million.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 11, 2008, we announced that we had been authorized to repurchase up to $2.0 billion of our common stock with no expiration date. At December 27, 2009, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our common stock during the first quarter of fiscal 2010, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Certificate of Designation. (1)

3.4	Amended and Restated Bylaws. (2)

10.86	Form of Grant Notice and Market Stock Unit Agreement under the 2006 Long-Term Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

101.INS	XBRL Instance Document. (3)

101.SCH	XBRL Taxonomy Extension Schema. (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (3)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (3)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(3)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated

/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: January 27, 2010