Form 10-Q
period 2010-03-28
QUALCOMM INC/DE
filed 2010-04-21
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 19, 2010, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,640,372,747

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 28,	September 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,553	$2,717
Marketable securities	8,603	8,352
Accounts receivable, net	680	700
Inventories	402	453
Deferred tax assets	204	149
Other current assets	210	199

Total current assets	12,652	12,570
Marketable securities	7,057	6,673
Deferred tax assets	1,376	843
Property, plant and equipment, net	2,374	2,387
Goodwill	1,483	1,492
Other intangible assets, net	3,093	3,065
Other assets	462	415

Total assets	$28,497	$27,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$545	$636
Payroll and other benefits related liabilities	368	480
Unearned revenues	592	441
Income taxes payable	764	29
Other current liabilities	1,061	1,227

Total current liabilities	3,330	2,813
Unearned revenues	3,687	3,464
Other liabilities	760	852

Total liabilities	7,777	7,129

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at March 28, 2010 and September 27, 2009	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,640 and 1,669 shares issued and outstanding at March 28, 2010 and September 27, 2009, respectively	—	—
Paid-in capital	7,613	8,493
Retained earnings	12,287	11,235
Accumulated other comprehensive income	820	588

Total stockholders’ equity	20,720	20,316

Total liabilities and stockholders’ equity	$28,497	$27,445

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Revenues:
Equipment and services	$1,595	$1,412	$3,257	$2,835
Licensing and royalty fees	1,068	1,043	2,076	2,137

Total revenues	2,663	2,455	5,333	4,972

Operating expenses:
Cost of equipment and services revenues	809	738	1,624	1,493
Research and development	648	604	1,244	1,207
Selling, general and administrative	430	375	810	789
Litigation settlement, patent license and other related items (Note 8)	—	748	—	748

Total operating expenses	1,887	2,465	3,678	4,237

Operating income (loss)	776	(10)	1,655	735

Investment income (loss), net (Note 5)	189	(91)	361	(385)

Income (loss) before income taxes	965	(101)	2,016	350
Income tax expense	(191)	(188)	(401)	(298)

Net income (loss)	$774	$(289)	$1,615	$52

Basic earnings (loss) per common share	$0.47	$(0.18)	$0.97	$0.03

Diluted earnings (loss) per common share	$0.46	$(0.18)	$0.96	$0.03

Shares used in per share calculations:
Basic	1,662	1,651	1,667	1,652

Diluted	1,678	1,651	1,685	1,665

Dividends per share announced	$0.17	$0.16	$0.34	$0.32

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2010	March 29, 2009
Operating Activities:
Net income	$1,615	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	306
Revenues related to non-monetary exchanges	(68)	(57)
Income tax provision (less than) in excess of income tax payments	(6)	166
Non-cash portion of share-based compensation expense	304	285
Incremental tax benefit from stock options exercised	(31)	(32)
Net realized (gains) losses on marketable securities and other investments	(182)	33
Impairment losses on marketable securities and other investments	73	601
Other items, net	(4)	(20)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	35	2,824
Inventories	52	113
Other assets	(70)	(30)
Trade accounts payable	(81)	(103)
Payroll, benefits and other liabilities	(239)	710
Unearned revenues	305	(84)

Net cash provided by operating activities	2,032	4,764

Investing Activities:
Capital expenditures	(196)	(468)
Purchases of available-for-sale securities	(4,480)	(4,296)
Proceeds from sale of available-for-sale securities	4,241	2,461
Cash received for partial settlement of investment receivables	33	317
Other investments and acquisitions, net of cash acquired	(28)	(40)
Change in collateral held under securities lending	—	173
Other items, net	3	6

Net cash used by investing activities	(427)	(1,847)

Financing Activities:
Proceeds from issuance of common stock	484	101
Incremental tax benefit from stock options exercised	31	32
Repurchase and retirement of common stock	(1,715)	(285)
Dividends paid	(563)	(528)
Change in obligations under securities lending	—	(173)
Other items, net	(1)	(3)

Net cash used by financing activities	(1,764)	(856)

Effect of exchange rate changes on cash	(5)	(9)

Net (decrease) increase in cash and cash equivalents	(164)	2,052
Cash and cash equivalents at beginning of period	2,717	1,840

Cash and cash equivalents at end of period	$2,553	$3,892

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 27, 2009 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and six-month periods ended March 28, 2010 and March 29, 2009 included 13 weeks and 26 weeks, respectively.
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
     Revenue Recognition. Beginning in the first quarter of fiscal 2010, the Company elected to early adopt the Financial Accounting Standards Board’s (FASB) amended accounting guidance for revenue recognition that (a) removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of software revenue recognition guidance; and (b) eliminates the use of the residual method for arrangements with multiple deliverables and requires entities to allocate revenue using the relative selling price method. This new guidance applies to applicable transactions originating or materially modified after September 27, 2009. The adoption of this new guidance did not have a material impact on the timing or pattern of revenue recognition.
     Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. Share-based awards with market conditions are included in the computation of earnings per share if they are dilutive and if the established conditions have been satisfied or would have been satisfied at the reporting date. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 28, 2010 were 16,227,000 and 17,935,000, respectively. Due to the net loss for the three months ended March 29, 2009, the assumed exercise of 221,307,000 common share equivalents had an anti-dilutive effect and were excluded from the computation of diluted loss per share. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the six months ended March 29, 2009 were 13,281,000.
     Employee stock options to purchase approximately 151,396,000 and 136,623,000 shares of common stock during the three months and six months ended March 28, 2010, respectively, and employee stock options to purchase approximately 157,035,000 shares of common stock during the six months ended March 29, 2009, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the three months and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
six months ended March 28, 2010 excluded 3,900 and 184,000 performance-based stock units issued during fiscal 2010, respectively, because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the six months ended March 29, 2009 excluded 55,000 restricted stock units issued during fiscal 2008 because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income (Loss). Total comprehensive income (loss) consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net income (loss)	$774	$(289)	$1,615	$52

Other comprehensive income (loss):
Foreign currency translation	(10)	(2)	(2)	(60)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	12	—	20	—
Net unrealized gains (losses) on other marketable securities and derivative instruments, net of income taxes	162	120	331	(948)
Reclassification of net realized (gains) losses on marketable securities and derivative instruments included in net income, net of income taxes	(103)	4	(164)	26
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	15	172	47	490

Total other comprehensive income (loss)	76	294	232	(492)

Total comprehensive income (loss)	$850	$5	$1,847	$(440)

Components of accumulated other comprehensive income consisted of the following (in millions):

	March 28,	September 27,
	2010	2009
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$75	$71
Net unrealized gains on other marketable securities, net of income taxes	780	574
Net unrealized gains (losses) on derivative instruments, net of income taxes	7	(17)
Foreign currency translation	(42)	(40)

	$820	$588

     At March 28, 2010, the accumulated noncredit other-than-temporary impairment losses included $42 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Cost of equipment and services revenues	$10	$10	$21	$20
Research and development	75	68	147	137
Selling, general and administrative	69	62	137	128

Share-based compensation expense before income taxes	154	140	305	285
Related income tax (benefit) expense (1)	(56)	5	(93)	(42)

Share-based compensation expense, net of income taxes	$98	$145	$212	$243

(1)	During the second quarter of fiscal 2009, the Company recorded tax expense of $47 million to reflect the future impact of California budget legislation enacted on February 20, 2009.
     The Company recorded $38 million and $31 million in share-based compensation expense during the six months ended March 28, 2010 and March 29, 2009, respectively, related to share-based awards granted during those periods. In addition, for the six months ended March 28, 2010 and March 29, 2009, $31 million and $32 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 28, 2010, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 3.1 years. Net stock options, after forfeitures and cancellations, granted during the six months ended March 28, 2010 and March 29, 2009 represented 1.1% and 1.2%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the six months ended March 28, 2010 and March 29, 2009 represented 1.4% and 1.3%, respectively, of outstanding shares as of the end of each fiscal period.
     During the three months ended December 27, 2009, the Company granted approximately 703,000 performance-based stock units to certain employees, of which approximately 44,000 units were forfeited as of March 28, 2010. The remaining 659,000 performance-based stock units (representing a maximum share payout of approximately 824,000 common shares) were unvested at March 28, 2010. The performance-based stock units vest three years from the date of grant based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate fair value of the performance-based stock units outstanding at March 28, 2010 of $30 million, which was estimated using a Monte Carlo simulation, will be recorded over the three-year vesting period.
     During the three months ended March 28, 2010, the Company granted approximately 53,000 deferred stock units and approximately 5,000 restricted stock units to members of its Board of Directors, all of which remain unvested at March 28, 2010. The awards are classified as liability instruments and are remeasured to fair value at the end of each reporting period. The aggregate fair value of the awards was $2 million at March 28, 2010.
Note 2 — Fair Value Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 28, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,502	$809	$—	$2,311

Marketable securities
U.S. Treasury securities and government-related securities	5	1,162	—	1,167
Corporate bonds and notes	—	5,461	—	5,461
Mortgage- and asset-backed securities	—	795	12	807
Auction rate securities	—	—	176	176
Non-investment-grade debt securities	—	2,988	15	3,003
Common and preferred stock	1,142	559	—	1,701
Equity mutual and exchange-traded funds	1,026	—	—	1,026
Debt mutual funds	—	2,319	—	2,319

Total marketable securities	2,173	13,284	203	15,660

Derivative instruments	—	28	—	28
Other investments (1)	133	—	—	133

Total assets measured at fair value	$3,808	$14,121	$203	$18,132

Liabilities
Derivative instruments	$—	$16	$—	$16
Other liabilities (1)	133	—	—	133

Total liabilities measured at fair value	$133	$16	$—	$149

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Marketable Securities. With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, recognized independent pricing vendors or multiple pricing vendors, or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to validate that the inputs used in that vendor’s pricing process are deemed to be observable as defined in the standard.
     The fair value of other government-related securities and investment- and non-investment-grade corporate bonds and notes is generally determined using standard observable inputs, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
     The fair value of debt mutual funds is determined based on published net asset values. Debt mutual funds are included in Level 2 of the fair value hierarchy if the net asset values are reported other than daily or if the mutual funds are considered illiquid. The Company looks to the characteristics of the underlying collateral to assess the fund’s valuation and to determine whether fair value is determined using observable or unobservable inputs.
     The fair value of mortgage- and asset-backed securities is derived from the use of matrix pricing or cash flow pricing models in which inputs are observable, including contractual terms, maturity, prepayment speeds, credit rating and securitization structure, to determine the timing and amount of future cash flows. Certain mortgage- and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
asset-backed securities, principally those that are rated below AAA, require use of significant unobservable inputs to estimate fair value, including significant assumptions about prioritization of the payment schedule, default likelihood, recovery rates and prepayment speed.
     The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of market participants. Though the vast majority of the securities are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. Therefore, auction rate securities are included in Level 3.
     Derivative Instruments. Derivative instruments include foreign currency option contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates. Therefore, derivative instruments are included in Level 2.
     Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 28, 2010 or March 29, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 28, 2010
	Auction rate	Other marketable
	securities	securities	Total
Beginning balance of Level 3 marketable securities	$174	$31	$205
Total realized and unrealized (losses) gains:
Included in investment income (loss), net	—	2	2
Included in other comprehensive income	7	—	7
Settlements	(5)	(10)	(15)
Transfers into Level 3	—	4	4

Ending balance of Level 3 marketable securities	$176	$27	$203

	Six Months Ended March 29, 2009
	Auction rate	Other marketable
	securities	securities	Total
Beginning balance of Level 3 marketable securities	$186	$25	$211
Total realized and unrealized (losses) gains:
Included in investment income (loss), net	—	(8)	(8)
Included in other comprehensive income	(12)	3	(9)
Settlements	(3)	(8)	(11)
Transfers into Level 3	—	15	15

Ending balance of Level 3 marketable securities	$171	$27	$198

     The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 in the six-month periods ended March 28, 2010 and March 29, 2009 consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in the credit ratings.
     Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 28, 2010 and March 29, 2009, the Company recorded $6 million and $9 million, respectively, in other-than-temporary impairments on cost and equity method

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investments, which had carrying values of $15 million and $1 million at March 28, 2010 and March 29, 2009, respectively. The fair value of these investments was measured using financial metrics, comparison to other private and public companies and analysis of the financial condition and near-term prospects of the issuer, including recent financing activities and their capital structure as well as other economic variables. These fair value measurements were classified as Level 3 because the Company used significant unobservable inputs to value them, principally because the issuers are non-public entities.
Note 3 — Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 28,	September 27,	March, 28	September 27,
	2010	2009	2010	2009
Available-for-sale:
U.S. Treasury securities and government-related securities	$1,162	$1,407	$5	$—
Corporate bonds and notes	4,223	3,988	1,238	1,204
Mortgage- and asset-backed securities	766	821	41	36
Auction rate securities	—	—	176	174
Non-investment-grade debt securities	28	21	2,975	2,719
Common and preferred stock	105	140	1,596	1,377
Equity mutual and exchange-traded funds	—	—	1,026	948
Debt mutual funds	2,319	1,975	—	215

	$8,603	$8,352	$7,057	$6,673

     As of March 28, 2010, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$2,968	$4,208	$883	$591	$4,283	$12,933

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

			Net
	Gross	Gross	Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
For the three months ended
March 28, 2010	$86	$(6)	$80
March 29, 2009	12	(12)	—
For the six months ended
March 28, 2010	$194	$(12)	$182
March 29, 2009	32	(65)	(33)
     Available-for-sale securities were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 28, 2010
Equity securities	$2,327	$419	$(19)	$2,727
Debt securities	12,349	607	(23)	12,933

	$14,676	$1,026	$(42)	$15,660

September 27, 2009
Equity securities	$2,282	$340	$(157)	$2,465
Debt securities	12,069	530	(39)	12,560

	$14,351	$870	$(196)	$15,025

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	March 28, 2010
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$549	$(1)	$38	$—
Mortgage- and asset-backed securities	127	(1)	4	—
Auction rate securities	—	—	176	(5)
Non-investment-grade debt securities	168	(4)	147	(11)
Common and preferred stock	144	(7)	43	(3)
Equity mutual and exchange-traded funds	180	(1)	146	(8)
Debt mutual funds	650	(1)	1	—

	$1,818	$(15)	$555	$(27)

	September 27, 2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$462	$(1)	$183	$(5)
Mortgage- and asset-backed securities	56	(1)	20	(1)
Auction rate securities	23	(1)	151	(10)
Non-investment-grade debt securities	127	(5)	263	(15)
Common and preferred stock	155	(11)	155	(16)
Equity mutual and exchange-traded funds	44	(6)	730	(124)

	$867	$(25)	$1,502	$(171)

     The unrealized losses on the Company’s investments in marketable securities at September 27, 2009 were caused primarily by a prolonged disruption in global financial markets that included a deterioration of confidence and a severe decline in the availability of capital and demand for debt and equity securities. At March 28, 2010, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months	Six Months
	Ended	Ended
	March 28,	March 28,
	2010	2010
Beginning balance of credit losses	$143	$170
Credit losses recognized on securities previously not impaired	—	1
Reductions in credit losses related to securities sold	(6)	(18)
Accretion of credit losses due to an increase in cash flows expected to be collected	(3)	(19)

Ending balance of credit losses	$134	$134

Note 4 — Composition of Certain Financial Statement Items
     Inventories.

	March 28,	September 27,
	2010	2009
	(In millions)
Raw materials	$14	$15
Work-in-process	169	199
Finished goods	219	239

	$402	$453

     Intangible Assets. Gross technology-based intangible assets increased by $135 million during the six months ended March 28, 2010. The increase was primarily due to certain patents assigned to the Company pursuant to a license agreement entered into in the first quarter of fiscal 2010. The estimated fair value of these patents was determined using an income approach based on projected cash flows, on a discounted basis, over the assigned patents’ estimated useful life of approximately 16 years. The estimated fair value of such patents is being amortized on a straight-line basis over this useful life, beginning from the date the patents were assigned to the Company.
     Other Current Liabilities.

	March 28,	September 27,
	2010	2009
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$585	$461
Current portion of payable to Broadcom for litigation settlement	170	170
Accrued liability to KFTC (Note 8)	—	230
Payable for unsettled securities trades	62	101
Other	244	265

	$1,061	$1,227

Note 5 — Investment Income (Loss), Net

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(In millions)		(In millions)
Interest and dividend income	$129	$121	$274	$256
Interest expense	(7)	(4)	(16)	(7)
Net realized gains (losses) on marketable securities	80	—	182	(33)
Impairment losses on marketable securities	(15)	(204)	(67)	(592)
Impairment losses on other investments	(1)	(5)	(6)	(9)
Gains (losses) on derivative instruments	3	13	(1)	13
Equity in losses of investees	—	(12)	(5)	(13)

	$189	$(91)	$361	$(385)

Note 6 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 21% for fiscal 2010, compared to the 23% effective income tax rate in fiscal 2009. The United States federal research and development credit expired on December 31, 2009. Therefore, the Company’s annual effective tax rate for fiscal 2010 only reflects federal research and development credits generated through December 31, 2009. The annual effective tax rate also includes tax expense of approximately $130 million that arises because deferred revenue related to the Company’s 2008 license and settlement agreements with Nokia is taxable in fiscal 2010 but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009.
     The estimated annual effective tax rate for fiscal 2010 of 21% is less than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of approximately 5% and tax expense of approximately 4% related to the deferred revenue that is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, adjustments to prior year estimates of uncertain tax positions as a result of tax audits during the year and the generation of research and development credits, partially offset by an increase in the valuation allowance related to capital losses, the revaluation of deferred items and state taxes.
Note 7 — Stockholders’ Equity
     Changes in stockholders’ equity for the six months ended March 28, 2010 were as follows (in millions):

Balance at September 27, 2009	$20,316
Net income	1,615
Other comprehensive income	232
Repurchase of common stock	(1,715)
Net proceeds from the issuance of common stock	487
Share-based compensation	306
Tax benefit from exercise of stock options	32
Dividends	(563)
Other	10

Balance at March 28, 2010	$20,720

     Stock Repurchase Program. During the six months ended March 28, 2010 and March 29, 2009, the Company repurchased and retired 43,871,000 and 8,920,000 shares of the Company’s common stock, respectively, for $1.7 billion and $284 million, respectively. On March 1, 2010, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock, and the entire authorized amount remained available at March 28, 2010. The stock repurchase program has no expiration date.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Dividends. On March 1, 2010, the Company announced an increase in its quarterly cash dividend per share of common stock from $0.17 to $0.19, which is effective for quarterly dividends payable after March 28, 2010. On April 8, 2010, the Company announced a cash dividend of $0.19 per share on the Company’s common stock, payable on June 25, 2010 to stockholders of record as of May 28, 2010. Cash dividends announced in the six months ended March 28, 2010 and March 29, 2009 were as follows (in millions, except per share data):

	2010		2009
	Per Share	Total	Per Share	Total
First quarter	$0.17	$284	$0.16	$264
Second quarter	0.17	279	0.16	264

Total	$0.34	$563	$0.32	$528

Note 8 — Commitments and Contingencies
     Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding, including appeals. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final. Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed, and it issued the following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The President declined to review the decision. The Company and other respondents have appealed. The ITC and the appeals court declined to stay the ITC’s decision pending appeal. The Company has shifted supply of accused chips for the United States market to a licensed supplier, Amkor. The appellate hearing is scheduled for May 7, 2010. A licensed source of supply permits the Company to continue to supply the United States market without interruption. The subject patents expire on September 24, 2010, at which time the ITC orders will cease to be operative.
     Korea Fair Trade Commission Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming and Thin Multimedia) filed complaints with the Korea Fair Trade Commission (KFTC) alleging that certain of the Company’s business practices violate South Korean antitrust regulations. As a result of its agreement with the Company, Broadcom withdrew its complaint to the KFTC in May 2009. After a hearing, the KFTC announced its ruling via press release in July 2009. On January 4, 2010, the KFTC issued its written decision, explaining its ruling that the Company violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine of 273.2 billion Korean won, which was accrued in fiscal 2009 (Note 4) and paid in the second quarter of fiscal 2010, and ordered the Company to cease the practices at issue. In February 2010, the Company filed a complaint against the KFTC with the Seoul High Court appealing the KFTC’s written decision. The Company does not anticipate that the cease and desist remedies ordered will have a material effect on the results of its operations. In July 2009, the KFTC also announced that it would continue its review of the Company’s integration of multimedia functions into its chips, but it has not announced any decisions in that regard. The Company believes that its practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with its customers’ desires.
     Japan Fair Trade Commission Complaint: The Japan Fair Trade Commission (JFTC) received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the CDO pending the administrative hearing before the JFTC. The JFTC held the first day of the hearing on February 17, 2010, and scheduled additional hearings in April and June 2010.
     Panasonic Arbitration: On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber devices sold on or after December 21, 2008, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. On January 31, 2010, Panasonic amended the arbitration demand to include claims based on alleged misrepresentations and the Japanese Antimonopoly Act and increased its claim for damages to include royalties it has paid on its WCDMA subscriber devices sold prior to December 21, 2008. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 and the first six months of fiscal 2010.
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
     Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $329 million was paid through March 28, 2010, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009, including $748 million recorded during the three months ended March 29, 2009. At March 28, 2010, the carrying value of the liability was $534 million, which also approximated the fair value of the contractual liability net of imputed interest.
     Indemnifications. In general, the Company does not agree to indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 28, 2010 associated with these indemnification arrangements, other than negligible amounts for

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods, services and long-lived assets. Noncancelable obligations under these agreements at March 28, 2010 for the remainder of fiscal 2010 and for each of the subsequent four years from fiscal 2011 through 2014 were approximately $899 million, $174 million, $120 million, $40 million and $15 million, respectively, and $85 million thereafter. Of these amounts, for the remainder of fiscal 2010 and for fiscal 2011, commitments to purchase integrated circuit product inventories comprised $725 million and $24 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at March 28, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2010	$8	$44	$52
2011	16	88	104
2012	15	59	74
2013	15	31	46
2014	16	23	39
Thereafter	419	240	659

Total minimum lease payments	$489	$485	$974

Deduct: Amounts representing interest	281

Present value of minimum lease payments	208
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$206

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
March 28, 2010
Revenues	$1,537	$974	$152	$2	$(2)	$2,663
EBT	344	821	(1)	(136)	(63)	965
March 29, 2009
Revenues	$1,316	$954	$176	$8	$1	$2,455
EBT	217	839	25	(102)	(1,080)	(101)

For the six months ended:
March 28, 2010
Revenues	$3,144	$1,891	$294	$4	$—	$5,333
EBT	769	1,594	8	(243)	(112)	2,016
March 29, 2009
Revenues	$2,650	$1,961	$346	$13	$2	$4,972
EBT	385	1,713	28	(200)	(1,576)	350
Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Revenues
Elimination of intersegment revenue	$(5)	$(3)	$(7)	$(6)
Other nonreportable segments	3	4	7	8

Reconciling items	$(2)	$1	$—	$2

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(10)	$(10)	$(21)	$(20)
Unallocated research and development expenses	(117)	(95)	(205)	(178)
Unallocated selling, general and administrative expenses	(71)	(92)	(144)	(150)
Unallocated litigation settlement	—	(748)	—	(748)
Unallocated investment income (loss), net	187	(82)	365	(377)
Other nonreportable segments	(51)	(52)	(105)	(101)
Intracompany eliminations	(1)	(1)	(2)	(2)

Reconciling items	$(63)	$(1,080)	$(112)	$(1,576)

     During the three months and six months ended March 28, 2010, unallocated research and development expenses included $75 million and $147 million, respectively, and unallocated selling, general and administrative expenses included $69 million and $137 million, respectively, of share-based compensation expense. During the three months and six months ended March 29, 2009, unallocated research and development expenses included $68 million and $137 million, respectively, and unallocated selling, general and administrative expenses included $62 million and $128 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
March 28, 2010
Revenues from external customers	$1,532	$974	$152	$2
Intersegment revenues	5	—	—	—
March 29, 2009
Revenues from external customers	$1,314	$954	$175	$8
Intersegment revenues	2	—	1	—

For the six months ended:
March 28, 2010
Revenues from external customers	$3,137	$1,891	$294	$4
Intersegment revenues	7	—	—	—
March 29, 2009
Revenues from external customers	$2,647	$1,960	$344	$13
Intersegment revenues	3	1	2	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, wireless licenses, other investments and all assets of QSI’s consolidated subsidiaries, including FLO TV. QSI’s assets related to the FLO TV business totaled $1.3 billion at both March 28, 2010 and September 27, 2009. Reconciling items for total assets

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included $398 million and $389 million at March 28, 2010 and September 27, 2009, respectively, of property, plant and equipment, goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 28,	September 27,
	2010	2009
QCT	$885	$892
QTL	28	89
QWI	143	142
QSI	1,656	1,614
Reconciling items	25,785	24,708

Total consolidated assets	$28,497	$27,445

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
Overview
Recent Developments
     Revenues for the second quarter of fiscal 2010 were $2.7 billion, with net income of $774 million, which were impacted by the following key items:
•	We shipped approximately 93 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 35%, compared to approximately 69 million MSM integrated circuits in the year ago quarter. The chipset volume in the second quarter of fiscal 2009 was affected by the slowdown in the worldwide economy.

•	Total reported device sales were approximately $27.7 billion, an increase of approximately 7%, compared to approximately $25.8 billion in the year ago quarter. (1)
     Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2010 with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 4.8 billion.(2)

•	CDMA subscribers, including both 2G (cdmaOne) and 3G (CDMA2000 1X, 1xEV-DO, WCDMA, HSPA and TD-SCDMA), are approximately 21% of total worldwide wireless subscribers to date. (2)

•	3G subscribers (all CDMA-based) grew to approximately 1.02 billion worldwide, including approximately 490 million CDMA2000 1X/1xEV-DO subscribers and approximately 525 million WCDMA/HSPA/TD-SCDMA subscribers. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 19% year-over-year, compared to an estimated increase of 15% year-over-year across all technologies. (3)

(1)	Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same (e.g., some licensees report selling prices net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report selling prices and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time.

(2)	According to Wireless Intelligence estimates as of April 19, 2010, for the quarter ending March 31, 2010. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their Global Handset Market Share Updates.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals, power management and peripheral connectivity. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 58% and 54% of total consolidated revenues in the second quarter of fiscal 2010 and 2009, respectively, and 59% and 53% of total consolidated revenues for the first six months of fiscal 2010 and 2009, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 37% and 39% of total consolidated revenues in the second quarter of fiscal 2010 and 2009, respectively, and 35% and 39% of total consolidated revenues for the first six months of fiscal 2010 and 2009, respectively. The vast majority of such revenues have been generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through March 2010, QES has shipped approximately 1,372,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including BREW (Binary Runtime Environment for Wireless), the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 6% and 7% of total consolidated revenues in the second quarter of fiscal 2010 and 2009, and 6% and 7% of total consolidated revenues for the first six months of fiscal 2010 and 2009, respectively.
     QSI manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI also makes strategic investments in early-stage and other companies, including licensed device manufacturers, that we believe open new markets for CDMA technology, support the design and introduction of new CDMA-based products or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV network and service on wireless operator devices will continue, in part, to be determined by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages, which we will continue to make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA, WCDMA or GSM) in the United States. In November 2009, FLO TV began to offer the FLO TV service on a subscription basis directly to consumers in the United States. FLO TV currently provides the services for use in personal television devices and automotive devices and plans to make it available in other portable device accessories in the future. These devices are sold through various retail and distribution channels. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
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
Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location-based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The worldwide transition to 3G CDMA-based networks is expected to continue. This includes the network launches and further expansion of 3G in China, including CDMA2000 by China Telecom, WCDMA by China Unicom and TD-SCDMA by China Mobile, and the sale of 3G spectrum in India.

•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and vibrant competition in marketplaces around the world. A tempered economic recovery in developed regions combined with relative strength at the lower end of the overall market is expected to continue to impact the average selling price of CDMA-based devices for the remainder of fiscal 2010.

•	We expect consumer demand for advanced 3G-based devices, including smartphones, data devices and new device categories, such as eBook readers, to continue at a strong pace. We also expect growth in low-end 3G devices as 3G expands in emerging markets.

•	We intend to continue to invest significant resources toward the development of technology to increase the data rates available with 3G and 4G networks, wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry.

•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into a single chip or package, lowering component counts and enabling faster time-to-market for our customers. We still face significant competition in the lower-end market from GSM-based products, particularly in emerging markets.

•	We expect to continue to invest in the evolution of CDMA and a broad range of other technologies, such as LTE, our FLO TV mobile television service, our IMOD display technology and our Snapdragon platform, as part of our vision to enable a wide range of products and technologies.
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
Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009
     Revenues. Total revenues for the second quarter of fiscal 2010 were $2.66 billion, compared to $2.46 billion for the second quarter of fiscal 2009. Revenues from sales of equipment and services for the second quarter of fiscal 2010 were $1.60 billion, compared to $1.41 billion for the second quarter of fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $207 million increase in QCT revenues, partially offset by a $16 million decrease in QWI revenues. Revenues from licensing and royalty fees for the second quarter of fiscal 2010 were $1.07 billion, compared to $1.04 billion for the second quarter of fiscal 2009. The increase in revenues from licensing and royalty fees was primarily due to a $20 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2010 was $809 million, compared to $738 million for the second quarter of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 51% for the second quarter of fiscal 2010, compared to 52% for the second quarter of fiscal 2009. The increase in margin percentage in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was primarily attributable to an increase in QCT gross margin percentage, partially offset by an increase in costs related to our Qualcomm MEMS Technologies division. Cost of equipment and services revenues included $10 million in share-based compensation in the second quarter of both fiscal 2010 and 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the second quarter of fiscal 2010, research and development expenses were $648 million or 24% of revenues, compared to $604 million or 25% of revenues for the second quarter of fiscal 2009. The dollar increase is primarily attributable to a $56 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. Research and development expenses for the second quarter of fiscal 2010 included share-based compensation of $75 million, compared to $68 million in the second quarter of fiscal 2009.
     Selling, General and Administrative Expenses. For the second quarter of fiscal 2010, selling, general and administrative expenses were $430 million or 16% of revenues, compared to $375 million or 15% of revenues for the second quarter of fiscal 2009. The dollar increase was primarily attributable to a $23 million increase in patent-related costs and a $19 million increase in selling and marketing expenses, primarily related to FLO TV. Selling, general and administrative expenses for the second quarter of fiscal 2010 included share-based compensation of $69 million, compared to $62 million in the second quarter of fiscal 2009.
     Litigation Settlement, Patent License and Other Related Items. The second quarter of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which resulted in the dismissal with prejudice of all litigation between the companies.
     Net Investment Income (Loss). Net investment income was $189 million for the second quarter of fiscal 2010, compared to a net investment loss of $91 million for the second quarter of fiscal 2009. The net increase was comprised as follows (in millions):

	Three Months Ended
	March 28,	March 29,
	2010	2009	Change
Interest and dividend income:
Corporate and other segments	$129	$121	$8
Interest expense	(7)	(4)	(3)
Net realized gains on investments:
Corporate and other segments	80	—	80
Net impairment losses on investments:
Corporate and other segments	(15)	(199)	184
QSI	(1)	(10)	9
Gains on derivative instruments	3	13	(10)
Equity in losses of investees	—	(12)	12

	$189	$(91)	$280

     During the second quarter of fiscal 2010, we recorded lower impairment losses on marketable securities and higher net realized gains compared to the second quarter of fiscal 2009. This was largely due to depressed securities values caused by a major disruption in United States and foreign financial markets in late calendar 2008 and early calendar 2009.
     Income Tax Expense. Income tax expense was $191 million for the second quarter of fiscal 2010, compared to $188 million for the second quarter of fiscal 2009. The effective tax rate for the second quarter of fiscal 2010 was 20%, as compared to negative 186% for the second quarter of fiscal 2009. The second quarter of fiscal 2009 reflects a $748 million pre-tax litigation settlement charge with a discrete tax benefit computed at a rate less than the United States federal rate and the revaluation of net deferred tax assets related to changes in California tax legislation enacted in 2009.
First Six Months of Fiscal 2010 Compared to First Six Months of Fiscal 2009
     Revenues. Total revenues for the first six months of fiscal 2010 were $5.33 billion, compared to $4.97 billion for the first six months of fiscal 2009. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 27% and 30% in aggregate of total consolidated revenues in the first six months of fiscal 2010 and 2009, respectively. Revenues from sales of equipment and services for the first six months of fiscal 2010 were $3.26 billion, compared to $2.84 billion for the first six months of fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $478 million increase in QCT revenues, partially offset by a $44 million decrease in QWI revenues. Revenues from licensing and royalty fees for the first six months of fiscal 2010 were $2.08 billion, compared to $2.14 billion for the first six months of fiscal 2009. The decrease in revenues from licensing and royalty fees was primarily due to a $69 million decrease in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2010 was $1.62 billion, compared to $1.49 billion for the first six months of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 50% for the first six months of fiscal 2010, compared to 53% for the first six months of fiscal 2009. The increase in margin percentage in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 was primarily attributable to an increase in QCT gross margin percentage, partially offset by an increase in costs related to our Qualcomm MEMS Technologies division. Cost of equipment and services revenues in the first six months of fiscal 2010 included $21 million in share-based compensation, compared to $20 million in the first six months of fiscal 2009.
     Research and Development Expenses. For the first six months of fiscal 2010, research and development expenses were $1.24 billion or 23% of revenues, compared to $1.21 billion or 24% of revenues for the first six months of fiscal 2009. The dollar increase was primarily attributable to a $61 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The increase in research and development expenses was partially offset by a $31 million decrease in costs related to the development of our asset-tracking products and services, MediaFLO technology, MediaFLO MDS, IMOD display products using MEMS technology, BREW products and mobile commerce applications. Research and development expenses in the first six months of fiscal 2010 included share-based compensation of $147 million, compared to $137 million in the first six months of fiscal 2009.
     Selling, General and Administrative Expenses. For the first six months of fiscal 2010, selling, general and administrative expenses were $810 million or 15% of revenues, compared to $789 million or 16% of revenues for the first six months of fiscal 2009. The dollar increase was primarily attributable to a $28 million increase in selling and marketing expenses, primarily related to FLO TV, and a $26 million increase in patent-related costs, partially offset by a $36 million decrease in costs related to litigation and other legal matters. Selling, general and administrative expenses in the first six months of fiscal 2010 included share-based compensation of $137 million, compared to $128 million in the first six months of fiscal 2009.
     Litigation Settlement, Patent License and Other Related Items. The first six months of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which resulted in the dismissal with prejudice of all litigation between the companies.
     Net Investment Income (Loss). Net investment income was $361 million for the first six months of fiscal 2010, compared to a net investment loss of $385 million for the first six months of fiscal 2009. The net increase was comprised as follows (in millions):

	Six Months Ended
	March 28,	March 29,
	2010	2009	Change
Interest and dividend income:
Corporate and other segments	$274	$255	$19
QSI	—	1	(1)
Interest expense	(16)	(7)	(9)
Net realized gains (losses) on investments:
Corporate and other segments	171	(38)	209
QSI	11	5	6
Net impairment losses on investments:
Corporate and other segments	(66)	(586)	520
QSI	(7)	(15)	8
(Losses) gains on derivative instruments	(1)	13	(14)
Equity in losses of investees	(5)	(13)	8

	$361	$(385)	$746

     During the first six months of fiscal 2010, we recorded lower impairment losses on marketable securities and net realized gains on corporate investments as compared to net realized losses during the first six months of fiscal 2009. Depressed securities values caused by a major disruption in United States and foreign financial markets impacted our results in the first six months of fiscal 2009 and continued to cause impairment losses in the first six months of fiscal 2010, but to a lesser extent.
     Income Tax Expense. Income tax expense was $401 million for the first six months of fiscal 2010, compared to $298 million for the first six months of fiscal 2009. The effective tax rate was 20% for the first six months of fiscal 2010, compared to 85% for the first six months of fiscal 2009. The annual effective tax rate is estimated to be 21% for fiscal 2010, compared to the annual effective rate of 35% for fiscal 2009. The second quarter of fiscal 2009 reflects a $748 million pre-tax litigation settlement charge with a discrete tax benefit computed at a rate less than the United States federal rate and the revaluation of net deferred tax assets related to changes in California tax legislation enacted in 2009. The annual effective rate for fiscal 2010 only reflects United States federal research and development credits generated through December 31, 2009, the date on which they expired.
     The estimated annual effective tax rate for fiscal 2010 of 21% is less than the United States federal statutory rate primarily due to benefits of approximately 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of approximately 5% and tax expense of approximately 4% associated with deferred revenue related to the Company’s 2008 license and settlement agreements with Nokia is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower.
     Deferred tax assets, net of valuation allowance, increased from September 27, 2009 to March 28, 2010 primarily due to the establishment of the deferred tax asset related to revenue derived from the Company’s 2008 license and settlement agreements with Nokia.
Our Segment Results for the Second Quarter of Fiscal 2010 Compared to the Second Quarter of Fiscal 2009
     The following should be read in conjunction with the second quarter financial results of fiscal 2010 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the second quarter of fiscal 2010 were $1.54 billion, compared to $1.32 billion for the second quarter of fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $1.47 billion for the second quarter of fiscal 2010, compared to $1.27 billion for the second quarter of fiscal 2009. The increase in equipment and services revenues resulted primarily from a $339 million increase related to higher unit shipments, partially offset by a decrease of $140 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 93 million MSM integrated circuits were sold during the second quarter of fiscal 2010, compared to approximately 69 million for the second quarter of fiscal 2009. The chipset volume in the second quarter of fiscal

2009 was impacted by the slowdown in the worldwide economy that caused contraction in the CDMA-based channel inventory and resulted in lower demand for CDMA-based MSM integrated chips.
     QCT’s earnings before taxes for the second quarter of fiscal 2010 were $344 million, compared to $217 million for the second quarter of fiscal 2009. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 22% in the second quarter of fiscal 2010, compared to 17% in the second quarter of fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by a $42 million increase in research and development expenses. The increase in operating margin percentage was primarily due to an increase in gross margin percentage and a decrease in research and development expenses as a percentage of QCT revenues, driven primarily by the increase in QCT revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs, favorable product mix, lower product support costs and lower average selling prices.
     QTL Segment. QTL revenues for the second quarter of fiscal 2010 were $974 million, compared to $954 million for the second quarter of fiscal 2009. The $20 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees, partially offset by lower royalties per unit of such CDMA-based devices, including the effect of underreported royalties by a licensee, and the deferral of revenue due to an on-going arbitration with Panasonic. QTL’s earnings before taxes for the second quarter of fiscal 2010 were $821 million, compared to $839 million for the second quarter of fiscal 2009. QTL’s operating margin percentage was 84% in the second quarter of fiscal 2010, compared to 86% in the second quarter of fiscal 2009. The decrease in QTL earnings before taxes was primarily attributable to an increase in selling, general and administrative expenses and a decrease in gain related to foreign currency option contracts that have been rendered ineffective, partially offset by the increase in QTL revenues. The decrease in operating margin percentage was primarily attributable to an increase in selling, general and administrative expenses.
     QWI Segment. QWI revenues for the second quarter of fiscal 2010 were $152 million, compared to $176 million for the second quarter of fiscal 2009. Revenues decreased primarily due to a $31 million decrease in QIS equipment and services and licensing revenues resulting primarily from the cessation of development efforts under the QChat licensing agreement with Sprint.
     QWI’s loss before taxes for the second quarter of fiscal 2010 was $1 million, compared to earnings before taxes of $25 million for the second quarter of fiscal 2009. QWI’s operating margin percentage was negative 4% in the second quarter of fiscal 2010, compared to 15% in the second quarter of fiscal 2009. The decrease in QWI earnings before taxes was primarily attributable to the decrease in QIS revenues. The decline in operating margin percentage was attributable to both the decline in QIS revenues and the ongoing operating losses of Firethorn.
     QSI Segment. QSI revenues for the second quarter of fiscal 2010 were $2 million, compared to $8 million for the second quarter of fiscal 2009. QSI revenues are attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to an increase in customer-related incentives that were recorded as reductions to revenues. QSI’s loss before taxes for the second quarter of fiscal 2010 was $136 million, compared to $102 million for the second quarter of fiscal 2009. QSI loss before taxes increased by $34 million due to a $50 million increase in our FLO TV subsidiary’s loss before taxes, partially offset by a $16 million decrease in net investment losses (unrelated to FLO TV).
Our Segment Results for the First Six Months of Fiscal 2010 Compared to the First Six Months of Fiscal 2009
     The following should be read in conjunction with the first six months financial results of fiscal 2010 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the first six months of fiscal 2010 were $3.14 billion, compared to $2.65 billion for the first six months of fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $3.03 billion for the first six months of fiscal 2010, compared to $2.55 billion for the first six months of fiscal 2009. The increase in equipment and services revenues resulted primarily from a $794 million increase related to higher unit shipments, partially offset by a decrease of $327 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 185 million MSM integrated circuits were sold during the first six months of fiscal 2010, compared to approximately 132 million for the first six months of fiscal 2009. The chipset volume in the first six months of fiscal 2009 was impacted by the slowdown in the worldwide economy that caused contraction in the CDMA-based channel inventory and resulted in lower demand for CDMA-based MSM integrated chips.
     QCT’s earnings before taxes for the first six months of fiscal 2010 were $769 million, compared to $385 million for the first six months of fiscal 2009. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 25% in the first six months of fiscal 2010, compared to 15% in the first six months of fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by an increase in research and development expenses. The increase in operating margin percentage was primarily due to an increase in gross margin percentage and decreases in research and development and selling, general and administrative expenses as a percentage of QCT revenues driven primarily by the increase in QCT revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs, lower product support costs, favorable product mix and lower average selling prices.
     QCT inventories decreased by 13% to $354 million in the second quarter of fiscal 2010 from $408 million at September 27, 2009 primarily due to a decrease in units on hand related to the timing of inventory receipts and the stage of completion between work-in-process and finished goods.
     QTL Segment. QTL revenues for the first six months of fiscal 2010 were $1.89 billion, compared to $1.96 billion for the first six months of fiscal 2009. QTL revenues in the first six months of fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. The $141 million decrease in revenues (before the $71 million offset) was primarily due to lower royalties per unit of such CDMA-based devices, including the effect of underreported royalties by a licensee, and the deferral of revenue due to an on-going arbitration with Panasonic, partially offset by an increase in sales of CDMA-based devices by licensees. QTL’s earnings before taxes for the first six months of fiscal 2010 were $1.59 billion, compared to $1.71 billion for the first six months of fiscal 2009. QTL’s operating margin percentage was 84% in the first six months of fiscal 2010, compared to 86% in the first six months of fiscal 2009. The decrease in QTL earnings before taxes was primarily attributable to the decrease in QTL revenues and an increase in selling, general and administrative expenses, which caused a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the first six months of fiscal 2010 were $294 million, compared to $346 million for the first six months of fiscal 2009. Revenues decreased primarily due to a $49 million decrease in QIS revenues. The decrease in QIS revenues was primarily attributable to a $43 million decrease in QChat revenues resulting primarily from the cessation of development efforts under the licensing agreement with Sprint.
     QWI earnings before taxes for the first six months of fiscal 2010 were $8 million, compared to $28 million for the first six months of fiscal 2009. QWI operating margin percentage was 1% in the first six months of fiscal 2010, compared to 8% in the first six months of fiscal 2009. The decrease in QWI earnings before taxes was primarily attributable to the decrease in QIS revenues, partially offset by a decrease in QES operating expenses. The decrease in QWI operating margin percentage was primarily attributable to a decrease in QIS gross margin percentage and the ongoing operating losses of Firethorn, partially offset by the effect of a decrease in QES operating expenses.
     QSI Segment. QSI revenues for the first six months of fiscal 2010 were $4 million, compared to $13 million for the first six months of fiscal 2009. QSI revenues are attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to an increase in customer-related incentives that were recorded as reductions in revenues. QSI loss before taxes for the first six months of fiscal 2010 was $243 million, compared to $200 million for the first six months of fiscal 2009. QSI loss before taxes increased by $43 million due to a $64 million increase in our FLO TV subsidiary’s loss before taxes, partially offset by a $22 million decrease in net investment losses (unrelated to FLO TV).
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $18.2 billion at March 28, 2010, an increase of $471 million from September 27, 2009. Our cash, cash equivalents and marketable securities at March 28, 2010 consisted of $7.1 billion held domestically and $11.1 billion held by foreign subsidiaries. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $2.0 billion during the first six months of fiscal 2010, compared to $4.8 billion during the first six months of fiscal 2009. The decrease was primarily due to collection of the $2.5 billion trade receivable in the first quarter of fiscal 2009 related to the license and settlement agreements completed with Nokia in September 2008.

     During the first six months of fiscal 2010, we repurchased and retired 43,871,000 shares of our common stock for $1.7 billion. On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and the entire authorized amount remained available at March 28, 2010. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program as a means of returning capital to stockholders, subject to capital availability and periodic determinations that stock repurchases are in the best interests of our stockholders.
     We announced cash dividends totaling $279 million, or $0.17 per share, during the second quarter of fiscal 2010, which were paid on March 26, 2010. On March 1, 2010, we announced an increase in our quarterly cash dividend per share of common stock from $0.17 to $0.19, which is effective for quarterly dividends payable after March 28, 2010. On April 8, 2010, we announced a cash dividend of $0.19 per share on our common stock, payable on June 25, 2010 to stockholders of record as of May 28, 2010. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.
     Accounts receivable increased approximately 10% during the second quarter of fiscal 2010. Days sales outstanding, on a consolidated basis, were 22 days at March 28, 2010 compared to 20 days at December 27, 2009. The increases in accounts receivable and the related days sales outstanding were primarily due to the effects of the timing of cash payments for receivables related to integrated circuits.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.
•	Our total research and development expenditures were $1.2 billion in the first six months of fiscal 2010 and $2.4 billion in fiscal 2009, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.

•	Capital expenditures were $196 million in the first six months of fiscal 2010 and $761 million in fiscal 2009. We anticipate that capital expenditures in fiscal 2010 will decrease from fiscal 2009 levels as fiscal 2009 capital expenditures included amounts for the build-out of a manufacturing facility related to our Qualcomm MEMS Technologies division, however, future capital expenditures may be impacted by transactions that are currently not forecasted. On March 17, 2010, we announced that we filed an application with the Indian Government to bid in India’s upcoming auction for Broadband Wireless Access spectrum. If successful in winning spectrum in the auction, we will incur additional capital expenditures.

•	Our purchase obligations for the remainder of fiscal 2010 and for fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $899 million and $174 million, respectively, at March 28, 2010.

•	In the first quarter of fiscal 2011, we are obligated to pay approximately $1.4 billion to the tax authorities in the United States as a result of the cash and intangible assets received in connection with the 2008 license and settlement agreements with Nokia.

•	Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $562 million ratably through April 2013.

•	Cash used for strategic investments and acquisitions, net of cash acquired, was $28 million in the first six months of fiscal 2010 and $54 million in fiscal 2009, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

     Additional information regarding our financial commitments at March 28, 2010 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Income Taxes” and “Note 8 — Commitments and Contingencies.”
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
     We have focused our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or upgrade their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from sales of single-mode GSM products. In addition to CDMA technology, we have invested and increasingly continue to invest in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and our MediaFLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and MediaFLO technologies may not provide us an adequate return.
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
     To increase our revenues in future periods, we are dependent upon the commercial deployment and upgrades of 3G wireless communications equipment, products and services based on our CDMA technology. Although wireless network operators have commercially deployed CDMA2000 and WCDMA, we cannot predict the timing or success of further commercial deployments or expansions or upgrades of CDMA2000, WCDMA or other CDMA systems. If existing deployments are not commercially successful or do not continue to grow their subscriber base, or if new commercial deployments of CDMA2000, WCDMA or other CDMA-based systems are delayed or unsuccessful, our business and financial results may be harmed. In addition, our business could be harmed if wireless network operators deploy other technologies or switch existing networks from CDMA to GSM without upgrading to WCDMA or if wireless network operators introduce new technologies. A limited number of wireless operators have deployed and/or started testing OFDMA technology, but the timing and extent of additional OFDMA deployments is uncertain, and we might not be successful in developing and marketing OFDMA products.
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
     Our revenues and earnings have fluctuated significantly in the past and may fluctuate significantly in the future. General economic or other conditions have caused a downturn in the market for our products or technology. Despite the recent improvements in market conditions, a future downturn in the demand for our products or technology could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings. Any prolonged financial or economic crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees; customer/licensee insolvencies that impact our customers’/licensees’ ability to pay us, which may delay or impede our ability to recognize revenue and/or result in bad debt expense; the inability of our customers to obtain credit to finance purchases of our products and/or cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; uncertainty in global economies, which could impact demand for CDMA-based products in various regions; counterparty failures negatively impacting our treasury operations; and the inability to utilize federal and/or state capital loss carryovers.
     Financial market volatility has impacted, and could continue to impact, the value and performance of our marketable securities. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, impairment charges related to marketable securities and other investments, changes in interest rates and changes in fair values of derivative instruments. Our cash equivalent and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities.
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
     A significant downturn in the economies of Asian countries where many of our customers and licensees are located or the economies of the other major markets (e.g., Europe and North America) they serve could materially harm our business. During the first six months of fiscal 2010, 66% of our revenues were from customers and licensees based in South Korea, China and Taiwan as compared to 62% during the first six months of fiscal 2009, respectively. During fiscal 2009, 66% of our revenues were from customers and licensees based in South Korea, China and Taiwan, as compared to 61% during fiscal 2008. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
Our four largest customers accounted for 45% and 49% of consolidated revenues in the first six months of fiscal 2010 and 2009, respectively, and 49% and 42% in fiscal 2009 and 2008, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the cancellation or deferral and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from four major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
•	the product requirements of our customers and the network operators;

•	the level of component integration and interoperability required by our customers;

•	the financial and operational success of our customers;

•	the success of our customers’ products that incorporate our products;

•	changes in wireless penetration growth rates;

•	value-added features that drive replacement rates;

•	shortages of key products and components;

•	fluctuations in channel inventory levels;

•	the success of products sold to our customers by competitors;

•	the rate of deployment of new technology by the wireless network operators and the rate of adoption of new technology by end consumers;

•	the extent to which certain customers successfully develop and produce CDMA-based integrated circuits and system software to meet their own needs or source such products from other suppliers;

•	general economic conditions; and

•	changes in governmental regulations in countries where we or our customers currently operate or plan to operate.
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
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking questionable positions on the interpretation of contracts with us, (iii) appeals to governmental authorities, such as the complaints filed with the Korea Fair Trade Commission (KFTC) and the Japan Fair Trade Commission (JFTC) during 2006, (iv) collective action, including working with carriers, standards bodies, other like-minded technology companies and other organizations, formal and informal, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests.
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
     Other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our revenues. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.
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
     While we continue to believe our QMT division’s interferometric modulator (IMOD) displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT division had $398 million in assets (including $128 million in goodwill) at March 28, 2010. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
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
     While our goal is to establish alternate suppliers for technologies that we consider critical, some of our integrated circuits products are only available from single sources, with which we do not have long-term capacity commitments. Our reliance on sole- or limited-source suppliers involves significant risks including possible shortages of manufacturing capacity, poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers, which may result in lowering our operating margins. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenues and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
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
     FLO TV Business. FLO TV depends on a limited number of third-party suppliers to manufacture and test component parts, subassemblies and finished goods for products related to our direct-to-consumer FLO TV service offering. If these third-party suppliers do not allocate adequate manufacturing and test capacity in their facilities to produce products on our behalf, or if there are any disruptions in the operations, or the loss, of any of these third parties, our ability to meet our or our partners’ delivery obligations to customers could be harmed, which could negatively impact our operating results. Lack of devices could also delay subscriber adoption of our FLO TV service.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced address of our licensees. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first six months of both fiscal 2010 and 2009. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
•	difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including challenges to our licensing practices under such jurisdictions’ competition laws;

•	adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free);

•	challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products;

•	our inability to succeed in significant foreign markets, such as China, India or Europe;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel and managing foreign activities;

•	longer payment cycles for and greater difficulties collecting accounts receivable;

•	export controls, tariffs and other trade protection measures;

•	nationalization, expropriation and limitations on repatriation of cash;

•	social, economic and political instability;

•	natural disasters, energy blackouts, acts of terrorism, widespread illness and war;

•	taxation;

•	variability in the value of the dollar against foreign currency; and

•	changes in laws and policies affecting trade, foreign investments, licensing practices, environmental protection, loans and employment.
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.

•	Our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we increase our presence in existing markets or expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period of time could adversely affect our future revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, they may limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, and they expose us to counterparty risk if the counterparty fails to perform.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Strengthening currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors, may become more expensive in U.S. dollars.

•	Strengthening currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds/notes, auction rate securities and other mortgage/asset-backed securities. Many of our strategic investments are in early-stage companies to support our business, including the global adoption of CDMA-based technologies and related services. Most of our strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. In some cases, we may be required to consolidate or record our share of the earnings or losses of those companies. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
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

     As part of our FLO TV business, FLO TV provides mobile entertainment and information service to our wireless operator partners on a wholesale basis. Under wholesale arrangements, we do not set the retail price of our service, nor do we directly control all of the marketing and promotion of the service to the wireless operator’s subscriber base. Therefore, we are dependent upon our wireless operator partners to price, market and otherwise promote our service to their end users. If our wireless operator partners do not effectively price, market and otherwise promote the service offered through the wireless operator channel to their subscriber base, our ability to achieve the subscriber and revenue targets contemplated in our business plan will be negatively impacted.
Consumer acceptance and adoption of our MediaFLO technology and mobile commerce applications will have a considerable impact on the success of our FLO TV and Firethorn businesses, respectively.
     Consumer acceptance of our FLO TV and Firethorn service offerings are, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. We and our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our FLO TV business that is appealing to subscribers on economically feasible terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base, placing us at a competitive disadvantage, which could adversely affect our operating results. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences. If MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investment in MediaFLO technology may not provide us an adequate return.
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
     We are required to estimate and record compensation expense in the statement of operations for certain share-based payments, such as employee stock options and stock units, using the fair value method. This method has a significant effect on our reported earnings, although it generally will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of such share-based payments. If factors change and/or we employ different assumptions or different valuation methods in future periods, the compensation expense that we record may differ significantly from amounts recorded previously, which could negatively affect our stock price and our stock price volatility.
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
     Our satellite-based mobile fleet management services are provided using leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The service term of the transponder lease for the system in Mexico runs through the end of May 2010 and has transponder protection. We are currently negotiating to extend the lease in Mexico. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our satellite-based operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
We are subject to environmental and safety laws and regulations.
     Our operations are affected by national, state and local environmental laws and regulations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products. It may also be difficult to comply with laws and regulations in a timely manner and we may not have compliant products available in the quantities requested by our customers, which may have an adverse impact on our results of operations. We also recognize the potential for higher costs driven by climate change regulations. Our costs could increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us.
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
     At March 28, 2010, we had authority to repurchase up to $3.0 billion of our common stock. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
     As part of our stock repurchase program, we may sell put options or engage in structured derivative transactions to reduce the cost of repurchasing stock. In the event of a significant and unexpected drop in stock price, these arrangements may require us to repurchase stock at price levels that are significantly above the then-prevailing market price of our stock. Such overpayments may have an adverse effect on the effectiveness of our overall stock repurchase program and may reduce value for our stockholders. In the event of financial insolvency or distress of a counterparty to our put options, structured derivative transactions or 10b5-1 stock repurchase plan, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us.
We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.
     We intend to continue to pay quarterly cash dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Compliance with changing regulation of corporate governance, public disclosure and health care may result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance, public disclosure and health care may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure and complying with laws and regulations. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies, procedures, and/or health plans may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation might also be harmed. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2009 Annual Report on Form 10-K. At March 28, 2010, there have been no other material changes to the market risks described at September 27, 2009 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2010	2011	2012	2013	2014	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$837	$—	$—	$—	$—	$—	$—	$837
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$1,409	$1,105	$671	$376	$618	$271	$2,696	$7,146
Interest rate	1.0%	2.7%	3.4%	3.6%	4.5%	6.2%	1.9%
Non-investment grade	$9	$12	$32	$69	$137	$904	$29	$1,192
Interest rate	8.1%	14.2%	7.7%	10.5%	9.4%	10.0%	0.6%

Floating interest-bearing securities:
Cash and cash equivalents	$1,474	$—	$—	$—	$—	$—	$—	$1,474
Interest rate	0.1%
Available-for-sale securities:
Investment grade	$448	$757	$412	$164	$17	$381	$605	$2,784
Interest rate	1.2%	0.9%	0.7%	0.7%	1.3%	8.3%	3.7%
Non-investment grade	$8	$5	$61	$169	$340	$275	$953	$1,811
Interest rate	11.0%	7.5%	6.2%	6.7%	7.0%	7.6%	3.8%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value.
     Credit Market Risk. At March 28, 2010, a portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, certain preferred stocks and other securities continue to be affected by credit market concerns and had temporary gross unrealized losses of $23 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if they do not recover in value in the coming quarters.
     Equity Price Risk. We have a diversified marketable securities portfolio that includes equity securities held by mutual and exchange-traded fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at March 28, 2010 would cause a decrease in the carrying amounts of these securities of $273 million. At March 28, 2010, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were approximately $19 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period of time.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At March 28, 2010, we had a net asset of $12 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain international licensees on their sales of CDMA-based devices and a net liability of less than $1 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. Counterparties to our derivative contracts are all major banking institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could materially impact our results. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% for each of our hedged foreign currencies, we would incur a loss of approximately $12 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of approximately $38 million.
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
     Changes in Internal Control over Financial Reporting. During the second quarter of fiscal 2010, we implemented a new set of software applications that we use to accumulate financial data used in financial reporting. There were no other changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer purchases of equity securities during the second quarter of fiscal 2010 were (in millions, except per share data):

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of	May Yet Be
	Total Number of	Average	Publicly	Purchased Under the
	Shares	Price Paid Per	Announced Plans	Plans or
	Purchased	Share(1)	or Programs(2)	Programs(2)
December 28, 2009 to January 24, 2010	—	$—	—	$1,716
January 25, 2010 to February 21, 2010	24.5	38.95	24.5	762
February 22, 2010 to March 28, 2010	19.4	39.24	19.4	3,000

Total	43.9		43.9	$3,000

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	During the second quarter of fiscal 2010, we repurchased $1.7 billion of our common stock as part of a stock repurchase program announced in March 2008. On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and the entire authorized amount remained available at March 28, 2010. The stock repurchase program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.87	2006 Long-Term Incentive Plan, as amended.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

101.INS	XBRL Instance Document. (4)

101.SCH	XBRL Taxonomy Extension Schema. (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (4)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (4)

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: April 21, 2010