Form 10-Q
period 2010-06-27
QUALCOMM INC/DE
filed 2010-07-21
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 19, 2010, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,605,194,616

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. [Removed and Reserved]	52
Item 5. Other Information	52
Item 6. Exhibits	52

SIGNATURES

CERTIFICATIONS
EX-10.88
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 27,	September 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,541	$2,717
Marketable securities	7,427	8,352
Accounts receivable, net	798	700
Inventories	446	453
Deferred tax assets	213	149
Other current assets	189	199

Total current assets	11,614	12,570
Marketable securities	7,618	6,673
Deferred tax assets	1,774	843
Property, plant and equipment, net	2,382	2,387
Goodwill	1,476	1,492
Other intangible assets, net	3,040	3,065
Other assets	1,497	415

Total assets	$29,401	$27,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$640	$636
Payroll and other benefits related liabilities	433	480
Unearned revenues	601	441
Loan payable to banks	1,061	—
Income taxes payable	1,135	29
Other current liabilities	1,320	1,227

Total current liabilities	5,190	2,813
Unearned revenues	3,587	3,464
Other liabilities	738	852

Total liabilities	9,515	7,129

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at June 27, 2010 and September 27, 2009	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,609 and 1,669 shares issued and outstanding at June 27, 2010 and September 27, 2009, respectively	—	—
Paid-in capital	6,611	8,493
Retained earnings	12,746	11,235
Accumulated other comprehensive income	529	588

Total stockholders’ equity	19,886	20,316

Total liabilities and stockholders’ equity	$29,401	$27,445

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Equipment and services	$1,772	$1,862	$5,030	$4,698
Licensing and royalty fees	934	891	3,009	3,028

Total revenues	2,706	2,753	8,039	7,726

Operating expenses:
Cost of equipment and services revenues	905	864	2,529	2,357
Research and development	649	618	1,892	1,826
Selling, general and administrative	360	377	1,171	1,165
Litigation settlement, patent license and other related items (Note 8)	—	—	—	748

Total operating expenses	1,914	1,859	5,592	6,096

Operating income	792	894	2,447	1,630

Investment income (loss), net (Note 5)	179	90	541	(296)

Income before income taxes	971	984	2,988	1,334
Income tax expense	(204)	(247)	(606)	(544)

Net income	$767	$737	$2,382	$790

Basic earnings per common share	$0.47	$0.45	$1.44	$0.48

Diluted earnings per common share	$0.47	$0.44	$1.43	$0.47

Shares used in per share calculations:
Basic	1,629	1,656	1,654	1,653

Diluted	1,642	1,675	1,670	1,668

Dividends per share announced	$0.19	$0.17	$0.53	$0.49

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 27,	June 28,
	2010	2009
Operating Activities:
Net income	$2,382	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	460
Revenues related to non-monetary exchanges	(99)	(86)
Income tax provision in excess of income tax payments	80	222
Non-cash portion of share-based compensation expense	453	436
Incremental tax benefit from stock options exercised	(34)	(54)
Net realized gains on marketable securities and other investments	(274)	(57)
Impairment losses on marketable securities and other investments	102	717
Other items, net	(70)	(22)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(91)	2,691
Inventories	7	143
Other assets	(71)	(17)
Trade accounts payable	23	(8)
Payroll, benefits and other liabilities	(161)	737
Unearned revenues	241	(101)

Net cash provided by operating activities	2,983	5,851

Investing Activities:
Capital expenditures	(313)	(617)
Advance payment on spectrum	(1,064)	—
Purchases of available-for-sale securities	(7,049)	(6,497)
Proceeds from sale of available-for-sale securities	7,354	3,606
Cash received for partial settlement of investment receivables	33	349
Other investments and acquisitions, net of cash acquired	(45)	(47)
Change in collateral held under securities lending	—	173
Other items, net	88	6

Net cash used by investing activities	(996)	(3,027)

Financing Activities:
Borrowing under loan payable to banks	1,064	—
Proceeds from issuance of common stock	519	276
Incremental tax benefit from stock options exercised	34	54
Repurchase and retirement of common stock	(2,893)	(285)
Dividends paid	(872)	(810)
Change in obligations under securities lending	—	(173)
Other items, net	(2)	—

Net cash used by financing activities	(2,150)	(938)

Effect of exchange rate changes on cash	(13)	(5)

Net (decrease) increase in cash and cash equivalents	(176)	1,881
Cash and cash equivalents at beginning of period	2,717	1,840

Cash and cash equivalents at end of period	$2,541	$3,721

See Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated and its subsidiaries (collectively the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 27, 2009 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and nine-month periods ended June 27, 2010 and June 28, 2009 included 13 weeks and 39 weeks, respectively.
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
     Revenue Recognition. Beginning in the first quarter of fiscal 2010, the Company elected to early adopt the Financial Accounting Standards Board’s (FASB) amended accounting guidance for revenue recognition that (a) removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of software revenue recognition guidance; and (b) eliminates the use of the residual method for arrangements with multiple deliverables and requires entities to allocate revenue using the relative selling price method. This new guidance applies to applicable transactions originating or arrangements materially modified after September 27, 2009. The adoption of this new guidance did not have a material impact on the timing or pattern of revenue recognition.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the award is settled are assumed to be used to repurchase shares in the current period. Share-based awards with market conditions are included in the computation of earnings per share if they are dilutive and if the established conditions have been satisfied or would have been satisfied at the reporting date. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 27, 2010 were 13,039,000 and 16,303,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 28, 2009 were 18,781,000 and 15,114,000, respectively.
     Employee stock options to purchase approximately 163,146,000 and 145,464,000 shares of common stock during the three months and nine months ended June 27, 2010, respectively, and employee stock options to purchase approximately 134,515,000 and 149,528,000 shares of common stock during the three months and nine months ended June 28, 2009, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The computation of diluted earnings per share for the three months and nine months ended June 27, 2010 excluded 574,000 and 314,000 performance-

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
based stock units issued during fiscal 2010, respectively, because the effect on diluted earnings per share would be anti-dilutive.
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net income	$767	$737	$2,382	$790

Other comprehensive income:
Foreign currency translation	(56)	28	(58)	(32)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	(7)	97	13	97
Net unrealized (losses) gains on other marketable securities and derivative instruments, net of income taxes	(180)	665	151	(283)
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes	(64)	(85)	(228)	(59)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	16	97	63	587

Total other comprehensive (loss) income	(291)	802	(59)	310

Total comprehensive income	$476	$1,539	$2,323	$1,100

Components of accumulated other comprehensive income consisted of the following (in millions):

	June 27,	September 27,
	2010	2009
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$65	$71
Net unrealized gains on other marketable securities, net of income taxes	564	574
Net unrealized losses on derivative instruments, net of income taxes	(2)	(17)
Foreign currency translation	(98)	(40)

	$529	$588

     At June 27, 2010, the accumulated noncredit other-than-temporary impairment losses included $40 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Share-Based Payments. Total estimated share-based compensation expense was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Cost of equipment and services revenues	$10	$11	$30	$30
Research and development	74	72	221	209
Selling, general and administrative	65	68	202	197

Share-based compensation expense before income taxes	149	151	453	436
Related income tax benefit	(38)	(24)	(131)	(66)

Share-based compensation expense, net of income taxes	$111	$127	$322	$370

     The Company recorded $73 million and $68 million in share-based compensation expense during the nine months ended June 27, 2010 and June 28, 2009, respectively, related to share-based awards granted during those periods. In addition, for the nine months ended June 27, 2010 and June 28, 2009, $34 million and $54 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At June 27, 2010, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 2.9 years. Net stock options, after forfeitures and cancellations, granted during the nine months ended June 27, 2010 and June 28, 2009 represented 1.3% and 2.2%, respectively, of outstanding shares as of the beginning of each fiscal period. Total stock options granted during the nine months ended June 27, 2010 and June 28, 2009 represented 1.8% and 2.4%, respectively, of outstanding shares as of the end of each fiscal period.
     During the three months ended June 27, 2010, the Company granted approximately 5,569,000 restricted stock units on a broad basis to employees. The awards include dividend-equivalent rights and generally vest three years from the date of grant. The weighted-average estimated fair value of the employee restricted stock units granted during fiscal 2010 was $35.59 per share, determined based on the fair value of the Company’s common stock on the grant date. At June 27, 2010, approximately 5,551,000 awards were unvested, and the total unrecognized estimated compensation cost related to non-vested restricted stock units granted prior to that date was $176 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Note 2 – Fair Value Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 27, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,693	$537	$—	$2,230

Marketable securities
U.S. Treasury securities and government-related securities	41	909	—	950
Corporate bonds and notes	—	5,228	—	5,228
Mortgage- and asset-backed securities	—	766	6	772
Auction rate securities	—	—	171	171
Non-investment-grade debt securities	—	3,146	13	3,159
Common and preferred stock	1,014	590	—	1,604
Equity mutual and exchange-traded funds	943	—	—	943
Debt mutual funds	—	2,218	—	2,218

Total marketable securities	1,998	12,857	190	15,045

Derivative instruments	—	15	—	15
Other investments (1)	133	—	—	133

Total assets measured at fair value	$3,824	$13,409	$190	$17,423

Liabilities
Derivative instruments	$—	$20	$—	$20
Other liabilities (1)	133	—	—	133

Total liabilities measured at fair value	$133	$20	$—	$153

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Marketable Securities. With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, recognized independent pricing vendors or multiple pricing vendors, or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to validate that the inputs used in that vendor’s pricing process are deemed to be observable.
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
     The fair value of mortgage- and asset-backed securities is derived from the use of matrix pricing or cash flow pricing models in which inputs are observable, including contractual terms, maturity, prepayment speeds, credit rating and securitization structure, to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those that are rated below AAA, require use of significant unobservable inputs to estimate fair value, including significant assumptions about prioritization of the payment schedule, default likelihood, recovery rates and prepayment speed.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 27, 2010 or June 28, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended June 27, 2010
	Auction rate	Other marketable
	securities	securities	Total
Beginning balance of Level 3 marketable securities	$174	$31	$205
Total realized and unrealized gains (losses):
Included in investment income (loss), net	—	5	5
Included in other comprehensive income	3	(2)	1
Settlements	(6)	(19)	(25)
Transfers into Level 3	—	4	4

Ending balance of Level 3 marketable securities	$171	$19	$190

	Nine Months Ended June 28, 2009
	Auction rate	Other marketable
	securities	securities	Total
Beginning balance of Level 3 marketable securities	$186	$25	$211
Total realized and unrealized (losses) gains:
Included in investment loss, net	(2)	(7)	(9)
Included in other comprehensive income	2	7	9
Settlements	(5)	(16)	(21)
Transfers into Level 3	—	18	18

Ending balance of Level 3 marketable securities	$181	$27	$208

     The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 in the nine-month periods ended June 27, 2010 and June 28, 2009 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in the credit ratings.
     Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 27, 2010 and June 28, 2009, the Company recorded $7 million and $13 million, respectively, in other-than-temporary impairments on cost and equity method investments, which had carrying values of $15 million and $5 million at June 27, 2010 and June 28, 2009, respectively. The fair value of these investments was measured using financial metrics, comparison to other private and public companies and analysis of the financial condition and near-term prospects of the issuer, including recent financing activities and their capital structure as well as other economic variables. These fair value measurements were classified as Level 3 because the Company used significant unobservable inputs to value them, principally because the issuers are non-public entities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 – Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 27,	September 27,	June 27,	September 27,
	2010	2009	2010	2009
Available-for-sale:
U.S. Treasury securities and government-related securities	$950	$1,407	$—	$—
Corporate bonds and notes	3,852	3,988	1,376	1,204
Mortgage- and asset-backed securities	733	821	39	36
Auction rate securities	—	—	171	174
Non-investment-grade debt securities	21	21	3,138	2,719
Common and preferred stock	54	140	1,550	1,377
Equity mutual and exchange-traded funds	—	—	943	948
Debt mutual funds	1,817	1,975	401	215

	$7,427	$8,352	$7,618	$6,673

     As of June 27, 2010, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
1,138	4,768	1,572	784	4,236	12,498

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized	Gross Realized	Net Realized
	Gains	Losses	Gains
For the three months ended
June 27, 2010	$96	$(6)	90
June 28, 2009	95	(5)	90

For the nine months ended
June 27, 2010	$289	$(17)	272
June 28, 2009	127	(70)	57
     Available-for-sale securities were comprised as follows (in millions):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 27, 2010
Equity securities	$2,342	$283	$(78)	$2,547
Debt securities	12,061	487	(50)	12,498

	$14,403	$770	$(128)	$15,045

September 27, 2009
Equity securities	$2,282	$340	$(157)	$2,465
Debt securities	12,069	530	(39)	12,560

	$14,351	$870	$(196)	$15,025

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 27, 2010
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$887	$(11)	$19	$—
Auction rate securities	—	—	171	(9)
Non-investment-grade debt securities	592	(16)	111	(13)
Common and preferred stock	338	(31)	10	(1)
Equity mutual and exchange-traded funds	705	(46)	—	—
Debt mutual funds	217	(1)	1	—

	$2,739	$(105)	$312	$(23)

	September 27, 2009
	Less than 12 months		More than 12 months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Corporate bonds and notes	$462	$(1)	$183	$(5)
Mortgage- and asset-backed securities	56	(1)	20	(1)
Auction rate securities	23	(1)	151	(10)
Non-investment-grade debt securities	127	(5)	263	(15)
Common and preferred stock	155	(11)	155	(16)
Equity mutual and exchange-traded funds	44	(6)	730	(124)

	$867	$(25)	$1,502	$(171)

     At June 27, 2010, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
     The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months	Nine Months
	Ended	Ended
	June 27,	June 27,
	2010	2010
Beginning balance of credit losses	$134	$170
Credit losses recognized on securities previously not impaired	—	1
Reductions in credit losses related to securities sold	(8)	(26)
Accretion of credit losses due to an increase in cash flows expected to be collected	(2)	(21)

Ending balance of credit losses	$124	$124

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 – Composition of Certain Financial Statement Items
     Accounts Receivable.

	June 27,	September 27,
	2010	2009
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $4, respectively	$762	$639
Long-term contracts	27	38
Other	9	23

	$798	$700

     Inventories.

	June 27,	September 27,
	2010	2009
	(In millions)
Raw materials	$14	$15
Work-in-process	219	199
Finished goods	213	239

	$446	$453

     Intangible Assets. Gross technology-based intangible assets increased by $138 million during the nine months ended June 27, 2010 primarily due to the assignment of certain patents to the Company pursuant to a license agreement entered into in the first quarter of fiscal 2010. The estimated fair value of these patents was determined using the income approach.
     Other Current Liabilities.

	June 27,	September 27,
	2010	2009
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$648	$461
Current portion of payable to Broadcom (Note 8)	170	170
Accrued liability to KFTC (Note 8)	—	230
Payable for unsettled securities trades	258	101
Other	244	265

	$1,320	$1,227

Note 5 – Investment Income (Loss), Net

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	(In millions)		(In millions)
Interest and dividend income	$131	$132	$405	$389
Interest expense	(14)	(8)	(30)	(16)
Net realized gains on marketable securities	90	90	272	57
Net realized gains on other investments	2	—	2	—
Impairment losses on marketable securities	(28)	(112)	(95)	(704)
Impairment losses on other investments	(1)	(4)	(7)	(13)
(Losses) gains on derivative instruments	(2)	(7)	(3)	5
Equity in earnings (losses) of investees	1	(1)	(3)	(14)

	$179	$90	$541	$(296)

     Impairment losses on marketable securities for the nine months ended June 28, 2009 were comprised of total

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
other-than-temporary impairment losses of $712 million less $8 million related to the noncredit portion of losses on debt securities recognized in other comprehensive income. The other-than-temporary losses on marketable securities were generally caused by a disruption in U.S. and foreign credit and financial markets that depressed securities values.
Note 6 – Income Taxes
     The Company currently estimates its annual effective income tax rate to be 20% for fiscal 2010, compared to the 23% effective income tax rate in fiscal 2009. The United States federal research and development credit expired on December 31, 2009. Therefore, the Company’s annual effective tax rate for fiscal 2010 only reflects federal research and development credits generated through December 31, 2009. The annual effective tax rate also includes tax expense of $130 million that arises because deferred revenue related to the Company’s 2008 license and settlement agreements with Nokia is taxable in fiscal 2010 but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in fiscal 2009.
     The estimated annual effective tax rate for fiscal 2010 of 20% is less than the United States federal statutory rate primarily due to benefits of 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5% and tax expense of 4% related to the deferred revenue that is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, adjustments to prior year estimates of uncertain tax positions as a result of tax audits during the year and the generation of research and development credits, partially offset by an increase in the valuation allowance related to capital losses, the revaluation of deferred items and state taxes.
     The Internal Revenue Service (IRS) completed its examination of the Company’s tax return for fiscal 2008 and issued a full acceptance letter for fiscal 2009 during the third quarter of fiscal 2010, resulting in an increase to the tax provision of $20 million. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2009. The IRS is performing a limited post-filing review of the 2009 tax return to ensure compliance with the agreed tax return positions.
Note 7 – Stockholders’ Equity
     Changes in stockholders’ equity for the nine months ended June 27, 2010 were as follows (in millions):

Balance at September 27, 2009	$20,316
Net income	2,382
Other comprehensive income	(59)
Repurchase of common stock	(2,893)
Net proceeds from the issuance of common stock	516
Share-based compensation	456
Tax benefit from exercise of stock options	29
Dividends	(872)
Other	11

Balance at June 27, 2010	$19,886

     Stock Repurchase Program. During the three months and nine months ended June 27, 2010, the Company repurchased and retired 32,388,000 and 76,259,000 shares of the Company’s common stock, respectively, for $1.2 billion and $2.9 billion, respectively. During the nine months ended June 28, 2009, the Company repurchased and retired 8,920,000 shares of the Company’s common stock for $284 million. The Company did not repurchase any shares during the three months ended June 28, 2009. On March 1, 2010, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock, and $1.8 billion of that amount remained available at June 27, 2010. The stock repurchase program has no expiration date. Since June 27, 2010, the Company has repurchased and retired 3,529,000 shares of the Company’s common stock for $122 million.
     Dividends. On March 1, 2010, the Company announced an increase in its quarterly cash dividend per share of common stock from $0.17 to $0.19, which was effective for quarterly dividends payable after March 28, 2010. On

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 8, 2010, the Company announced a cash dividend of $0.19 per share on the Company’s common stock, payable on September 24, 2010 to stockholders of record as of August 27, 2010. Cash dividends announced in the nine months ended June 27, 2010 and June 28, 2009 were as follows (in millions, except per share data):

	2010		2009
	Per Share	Total	Per Share	Total
First quarter	$0.17	$284	$0.16	$264
Second quarter	0.17	279	0.16	264
Third quarter	0.19	309	0.17	282

Total	$0.53	$872	$0.49	$810

Note 8 – Commitments and Contingencies
     Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding, including appeals. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final. Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed, and it issued the following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The President declined to review the decision. The Company and other respondents have appealed. The ITC and the appeals court declined to stay the ITC’s decision pending appeal. The appellate briefing is complete and oral arguments were held on June 9, 2010. The appeals court decision is expected within the next several months. The Company has shifted supply of accused chips for the United States market to a licensed supplier, Amkor. A licensed source of supply permits the Company to continue to supply the United States market without interruption. The subject patents expire on September 24, 2010, at which time the ITC orders will cease to be operative.
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
     Japan Fair Trade Commission Complaint: The Japan Fair Trade Commission (JFTC) received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the CDO pending the administrative hearing before the JFTC. The JFTC has had three hearing days to date, with additional hearing days scheduled for August and October 2010.
     Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company has been asked by the Commission to submit a preliminary response to the portions of the Complaint disclosed to it, and the Company expects to submit its response in July 2010. The Company will cooperate fully with the Commission.
     Panasonic Arbitration: On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber devices sold on or after December 21, 2008, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. On January 31, 2010, Panasonic amended the arbitration demand to include claims based on alleged misrepresentations and the Japanese Antimonopoly Act and increased its claim for damages to include royalties it has paid on its WCDMA subscriber devices sold prior to December 21, 2008. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. The arbitration hearing will proceed in phases. The first phase hearing began on July 12, 2010. Additional phases have not yet been scheduled. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 and the first nine months of fiscal 2010.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in federal court in Pennsylvania and Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones.
     While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $373 million was paid through June 27, 2010, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009, including $748 million recorded in the second quarter of fiscal 2009. At June 27, 2010, the carrying value of the liability was $495 million, which also approximated the fair value of the contractual liability, net of imputed interest.
     India Spectrum Acquisition and Related Debt. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. The Company expects that licenses to operate wireless networks on this spectrum will be assigned to the Company by December 2010 with an initial license period of 20 years. At June 27, 2010, the Company had a $1.06 billion advance payment included in noncurrent other assets related to this spectrum. The Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government’s rollout requirement for the BWA spectrum, and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
     In June 2010, in connection with the Indian BWA spectrum purchase, the Company entered into a bank loan agreement that is denominated in Indian rupees. The loan is payable in full in December 2010. The loan has a fixed interest rate of 6.75% per year with interest payments due monthly. At June 27, 2010, the carrying value of the loan was $1.06 billion, which approximated its fair value.
     Indemnifications. In general, the Company does not agree to indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 27, 2010 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods, services and long-lived assets. Noncancelable obligations under these agreements at June 27, 2010 for the remainder of fiscal 2010 and for each of the subsequent four years from fiscal 2011 through 2014 were $915 million, $365 million, $119 million, $42 million and $15 million, respectively, and $86 million thereafter. Of these amounts, for the remainder of fiscal 2010 and for fiscal 2011, commitments to purchase integrated circuit product inventories comprised $809 million and $136 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at June 27, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2010	$4	$16	$20
2011	16	91	107
2012	16	64	80
2013	16	35	51
2014	16	26	42
Thereafter	440	244	684

Total minimum lease payments	$508	$476	$984

Deduct: Amounts representing interest	291

Present value of minimum lease payments	217
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$215

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;

•	Qualcomm Technology Licensing (QTL) — grants licenses to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies and other enterprise companies; and

•	Firethorn — builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments in early stage companies and in wireless spectrum, such as the BWA spectrum recently won in the auction in India, that the Company believes will open new markets for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology.
     The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income (loss), certain share-based compensation and certain research and development expenses and marketing expenses that were deemed to be not directly related to the businesses of the segments. The table below presents revenues and EBT for reportable segments (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
June 27, 2010
Revenues	$1,691	$847	$162	$6	$—	$2,706
EBT	404	673	6	(41)	(71)	971
June 28, 2009
Revenues	$1,786	$807	$148	$9	$3	$2,753
EBT	548	663	(3)	(66)	(158)	984

For the nine months ended:
June 27, 2010
Revenues	$4,835	$2,738	$456	$9	$1	$8,039
EBT	1,173	2,266	14	(283)	(182)	2,988
June 28, 2009
Revenues	$4,436	$2,769	$494	$22	$5	$7,726
EBT	933	2,376	25	(266)	(1,734)	1,334
     Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues
Elimination of intersegment revenue	$(1)	$(4)	$(7)	$(10)
Other nonreportable segments	1	7	8	15

Reconciling items	$—	$3	$1	$5

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(10)	$(11)	$(30)	$(30)
Unallocated research and development expenses	(95)	(104)	(300)	(283)
Unallocated selling, general and administrative expenses	(74)	(70)	(218)	(220)
Unallocated litigation settlement	—	—	—	(748)
Unallocated investment income (loss), net	169	79	535	(297)
Other nonreportable segments	(61)	(50)	(166)	(152)
Intracompany eliminations	—	(2)	(3)	(4)

Reconciling items	$(71)	$(158)	$(182)	$(1,734)

     During the three months and nine months ended June 27, 2010, unallocated research and development expenses included $74 million and $221 million, respectively, and unallocated selling, general and administrative expenses included $65 million and $202 million, respectively, of share-based compensation expense. During the three months and nine months ended June 28, 2009, unallocated research and development expenses included $72 million and $209 million, respectively, and unallocated selling, general and administrative expenses included $68 million and $197 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QWI	QSI
For the three months ended:
June 27, 2010
Revenues from external customers	$1,691	$847	$162	$6
Intersegment revenues	—	—	—	—
June 28, 2009
Revenues from external customers	$1,784	$807	$147	$9
Intersegment revenues	2	—	1	—

For the nine months ended:
June 27, 2010
Revenues from external customers	$4,828	$2,738	$456	$9
Intersegment revenues	7	—	—	—
June 28, 2009
Revenues from external customers	$4,430	$2,767	$491	$22
Intersegment revenues	6	2	3	—
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. The elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items.
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI consolidated subsidiaries, including FLO TV. QSI segment assets increased primarily as a result of the advance payment made in June 2010 related to the BWA spectrum recently won in the India auction. QSI assets related to the FLO TV business totaled $1.3 billion at both June 27, 2010 and September 27, 2009. Reconciling items for total assets included $390 million and $389 million at June 27, 2010 and September 27, 2009, respectively, of property, plant and equipment, goodwill and other assets related to the Qualcomm MEMS Technologies division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and other intangible assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 27,	September 27,
	2010	2009
QCT	$1,059	$892
QTL	28	89
QWI	135	142
QSI	2,726	1,614
Reconciling items	25,453	24,708

Total consolidated assets	$29,401	$27,445

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
Overview
Recent Developments
     Revenues of $2.7 billion and net income of $767 million for the third quarter of fiscal 2010 were impacted by the following key items:
•	We shipped approximately 103 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 10%, compared to approximately 94 million MSM integrated circuits in the year ago quarter.
•	Total reported device sales were approximately $25.2 billion, an increase of approximately 19%, compared to approximately $21.2 billion in the year ago quarter. (1)
     Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2010 with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 4% to reach approximately 5.0 billion.(2)
•	Worldwide 3G subscribers (all CDMA-based) grew to approximately 1.09 billion, approximately 22% of total wireless subscribers, including approximately 500 million CDMA2000 1X/1xEV-DO subscribers and approximately 585 million WCDMA/HSPA/TD-SCDMA subscribers. (2)
•	In the handset market, CDMA-based unit shipments grew an estimated 29% year-over-year, compared to an estimated increase of 19% year-over-year across all technologies. (3)
•	In June 2010, we won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction for $1.1 billion. We entered the BWA auction to facilitate the deployment of LTE technology as a complement to the existing 3G HSPA and EV-DO networks in India.

(1)	Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time.

(2)	According to Wireless Intelligence estimates as of July 19, 2010, for the quarter ending June 30, 2010. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their May 2010 Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals, power management and peripheral connectivity. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling equipment manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 62% and 65% of total consolidated revenues in the third quarter of fiscal 2010 and 2009, respectively, and 60% and 57% of total consolidated revenues for the first nine months of fiscal 2010 and 2009, respectively.
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
     QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 31% and 29% of total consolidated revenues in the third quarter of fiscal 2010 and 2009, respectively, and 34% and 36% of total consolidated revenues for the first nine months of fiscal 2010 and 2009, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through June 2010, QES has shipped approximately 1,395,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including BREW (Binary Runtime Environment for Wireless), the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable financial institutions and wireless operators to offer mobile commerce services. QWI revenues comprised 6% and 5% of total consolidated revenues in the third quarter of fiscal 2010 and 2009, respectively, and 6% of total consolidated revenues for the first nine months of both fiscal 2010 and 2009.

     QSI manages the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments in early stage companies, including licensed device manufacturers, and in wireless spectrum, such as the BWA spectrum recently won in the auction in India, that we believe will open new markets for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. This network is utilized as a shared resource for wireless operators and their customers in the United States. The commercial availability of the FLO TV network and service on wireless operator devices will continue, in part, to be determined by our wireless operator partners. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. Additionally, FLO TV has and will continue to procure, aggregate and distribute content in service packages, which we will continue to make available on a wholesale basis to our wireless operator customers (whether they operate on CDMA, WCDMA or GSM) in the United States. In November 2009, FLO TV began to offer the FLO TV service on a subscription basis directly to consumers in the United States. FLO TV currently provides the services for use in personal television devices and automotive devices and plans to make it available in other portable device accessories in the future. These devices are sold through various retail and distribution channels. We are evaluating the FLO TV business model, including sale to, or joint venture with, a third party and/or alternative use of the spectrum licenses, technology and network assets, if we do not achieve adequate consumer acceptance of our FLO TV service offerings in the United States or based on other factors. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future, which may include distribution of our ownership interest in FLO TV to our stockholders in a spin-off transaction.
     Nonreportable segments include: the Qualcomm MEMS Technologies division, which is developing an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the MediaFLO Technologies division, comprised of the FLO Technology group, which is developing our MediaFLO MDS and MediaFLO technology, and the FLO International group, which markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates, thereby supporting more minutes of use and a range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Data applications include broadband connectivity, streaming video, location-based services, mobile social networking and multimedia messaging. As a result, we expect continued growth in the coming years in consumer demand for 3G products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The worldwide transition to 3G CDMA-based networks is expected to continue. With the recently completed auction of 3G spectrum in India, we look forward to network launches and expansion of 3G in that region along with the continued expansion of 3G in China. In addition, we expect to partner with one or more operators in a venture (or ventures) for construction of an LTE network in India in compliance with the Indian government’s rollout requirement for the BWA spectrum, and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory conditions, among others. LTE can operate seamlessly in conjunction with 3G HSPA or EV-DO on a wireless network.

•	We expect that CDMA-based device prices will continue to segment into high and low end due to high volumes and active competition throughout the world. This, along with a tempered economic recovery in developed regions combined with relative strength at the lower end of the overall market, including certain data-centric devices, is expected to continue to impact the average selling price of CDMA-based devices.

•	We expect consumer demand for advanced 3G-based devices, including smartphones, data devices and new device categories, such as eBook readers and tablets, to continue at a strong pace. We also expect growth in low-end 3G devices as 3G expands in emerging markets.

•	We intend to continue to invest significant resources toward the development of technology to increase the data rates available with 3G and 4G networks, wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry.

•	We expect demand for cost-effective wireless devices to continue to grow and have developed a family of Qualcomm Single Chip (QSC) products, which integrate the baseband, radio frequency and power management functions into a single chip or package, lowering component counts and enabling faster time-to-market for our customers. We still face significant competition in the lower-end market from GSM-based products, particularly in emerging markets.

•	We expect demand for data-centric smartphone and smartbook devices to continue to grow and have developed the Snapdragon platform of chipset products, which integrate the baseband and a low-power, high-performance microprocessor into a single chip or package, enabling our customers to develop computing-centric devices that also offer a full range of wireless connectivity capabilities. We face significant competition in this market, particularly from competing chipset suppliers providing non-integrated basebands or application processors.

•	We expect to continue to invest in the evolution of CDMA and a broad range of other technologies, such as LTE, our FLO TV mobile television service, our IMOD display technology and our Snapdragon platform, as part of our vision to enable a wide range of products and technologies.
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
Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009
     Revenues. Total revenues for the third quarter of fiscal 2010 were $2.71 billion, compared to $2.75 billion for the third quarter of fiscal 2009. Revenues from sales of equipment and services for the third quarter of fiscal 2010 were $1.77 billion, compared to $1.86 billion for the third quarter of fiscal 2009. The decrease in revenues from sales of equipment and services was primarily due to a $99 million decrease in QCT revenues. Revenues from licensing and royalty fees for the third quarter of fiscal 2010 were $934 million, compared to $891 million for the third quarter of fiscal 2009. The increase in revenues from licensing and royalty fees was primarily due to a $40 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2010 was $905 million, compared to $864 million for the third quarter of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 51% for the third quarter of fiscal 2010, compared to 46% for the third quarter of fiscal 2009. The decrease in margin percentage was primarily attributable to a decrease in QCT gross margin percentage and the effect of an increase in costs related to our FLO TV subsidiary and Qualcomm MEMS Technologies division. Cost of equipment and services revenues included $10 million in share-based compensation in the third quarter of fiscal 2010, compared to $11 million for the third quarter of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the third quarter of fiscal 2010, research and development expenses were $649 million or 24% of revenues, compared to $618 million or 22% of revenues for the third quarter of fiscal 2009. The dollar increase is primarily attributable to a $36 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. Research and development expenses for the third quarter of fiscal 2010 included share-based compensation of $74 million, compared to $72 million in the third quarter of fiscal 2009.
     Selling, General and Administrative Expenses. For the third quarter of fiscal 2010, selling, general and administrative expenses were $360 million or 13% of revenues, compared to $377 million or 14% of revenues for the third quarter of fiscal 2009. The dollar decrease was primarily attributable to a $62 million gain on the sale of our Australia spectrum license, partially offset by an $18 million increase in patent-related costs, a $13 million increase in selling and marketing expenses primarily related to our FLO TV subsidiary and a $10 million increase in employee-related expenses. Selling, general and administrative expenses for the third quarter of fiscal 2010 included share-based compensation of $65 million, compared to $68 million in the third quarter of fiscal 2009.
     Net Investment Income. Net investment income was $179 million for the third quarter of fiscal 2010, compared to $90 million for the third quarter of fiscal 2009. The net increase was comprised as follows (in millions):

	Three Months Ended
	June 27,	June 28,
	2010	2009	Change
Interest and dividend income:
Corporate and other segments	$127	$130	$(3)
QSI	4	2	$2
Interest expense	(14)	(8)	(6)
Net realized gains on investments:
Corporate and other segments	78	73	5
QSI	14	17	(3)
Net impairment losses on investments:
Corporate and other segments	(28)	(112)	84
QSI	(1)	(4)	3
Losses on derivative instruments	(2)	(7)	5
Equity in earnings (losses) of investees	1	(1)	2

	$179	$90	$89

     During the third quarter of fiscal 2010, we recorded lower impairment losses on marketable securities, compared to the third quarter of fiscal 2009. Depressed security values caused by a major disruption in the United States and foreign financial markets impacted our results in the third quarter of fiscal 2009 and continued to cause impairment losses in the third quarter of fiscal 2010, but to a lesser extent.
     Income Tax Expense. Income tax expense was $204 million for the third quarter of fiscal 2010, compared to $247 million for the third quarter of fiscal 2009. The effective tax rate for the third quarter of fiscal 2010 was 21%, as compared to 25% for the third quarter of fiscal 2009. The effective tax rate for the third quarter of fiscal 2010 was lower than the effective tax rate for the third quarter of fiscal 2009 primarily as a result of a valuation allowance recorded in fiscal 2009 associated with net capital losses.
First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009
     Revenues. Total revenues for the first nine months of fiscal 2010 were $8.04 billion, compared to $7.73 billion for the first nine months of fiscal 2009. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised 26% and 30% in aggregate of total consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively. Revenues from sales of equipment and services for the first nine months of fiscal 2010 were $5.03 billion, compared to $4.70 billion for the first nine months of fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $380 million increase in QCT revenues, partially offset by a $30 million decrease in QWI revenues. Revenues from licensing and royalty fees for the first nine months of fiscal 2010 were $3.01 billion, compared to $3.03 billion for the first nine months of fiscal 2009. The decrease in revenues from licensing and royalty fees was primarily due to a $29 million decrease in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2010 was $2.53 billion, compared to $2.36 billion for the first nine months of fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 50% for the first nine months of both fiscal 2010 and 2009. The margin percentage remained flat in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 primarily due to an increase in QCT gross margin percentage that was offset by the effect of increases in costs related to our FLO TV subsidiary and Qualcomm MEMS Technologies division. Cost of equipment and services revenues in the first nine months of both fiscal 2010 and 2009 included $30 million in share-based compensation.
     Research and Development Expenses. For the first nine months of fiscal 2010, research and development expenses were $1.89 billion or 24% of revenues, compared to $1.83 billion or 24% of revenues for the first nine months of fiscal 2009. The dollar increase was primarily attributable to a $96 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. This increase in research and development expenses was partially offset by decreases in development costs related to other products and services, including a $17 million decrease related to the development of our QES division asset-tracking products and services. Research and development expenses in the first nine months of fiscal 2010 included share-based compensation of $221 million, compared to $209 million in the first nine months of fiscal 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.17 billion or 15% of revenues for the first nine months of both fiscal 2010 and 2009. Selling, general and administrative expenses remained flat primarily as a result of a $62 million gain on the sale of our Australia spectrum license and a $33 million decrease in costs related to litigation and other legal matters, partially offset by a $44 million increase in patent-related costs and a $41 million increase in selling and marketing expenses primarily related to our FLO TV subsidiary. Selling, general and administrative expenses in the first nine months of fiscal 2010 included share-based compensation of $202 million, compared to $197 million in the first nine months of fiscal 2009.
     Litigation Settlement, Patent License and Other Related Items. The first nine months of fiscal 2009 operating expenses included a $748 million litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom, which resulted in the dismissal with prejudice of all litigation between the companies.
     Net Investment Income (Loss). Net investment income was $541 million for the first nine months of fiscal 2010, compared to a net investment loss of $296 million for the first nine months of fiscal 2009. The net change was comprised as follows (in millions):

	Nine Months Ended
	June 27,	June 28,
	2010	2009	Change
Interest and dividend income:
Corporate and other segments	$401	$387	$14
QSI	4	2	2
Interest expense	(30)	(16)	(14)
Net realized gains on investments:
Corporate and other segments	249	35	214
QSI	25	22	3
Net impairment losses on investments:
Corporate and other segments	(94)	(699)	605
QSI	(8)	(18)	10
(Losses) gains on derivative instruments	(3)	5	(8)
Equity in losses of investees	(3)	(14)	11

	$541	$(296)	$837

     During the first nine months of fiscal 2010, we recorded lower impairment losses on marketable securities and higher net realized gains on corporate investments, compared to the first nine months of fiscal 2009. Depressed securities values caused by a major disruption in United States and foreign financial markets impacted our results in the first nine months of fiscal 2009 and continued to cause impairment losses in the first nine months of fiscal 2010, but to a lesser extent.
     Income Tax Expense. Income tax expense was $606 million for the first nine months of fiscal 2010, compared to $544 million for the first nine months of fiscal 2009. The effective tax rate was 20% for the first nine months of fiscal 2010, compared to 41% for the first nine months of fiscal 2009. The effective tax rate for the first nine months of fiscal 2010 is lower than the effective tax rate for the first nine months of fiscal 2009 primarily as a result of a $748 million pre-tax litigation settlement charge recorded in fiscal 2009 that had a discrete tax benefit computed at a rate less than the United States federal rate, a valuation allowance recorded in fiscal 2009 on the deferred tax asset related to capital assets and the revaluation in fiscal 2009 of net deferred tax assets related to changes in California tax legislation enacted in fiscal 2009.
     The annual effective tax rate for fiscal 2010 is estimated to be 20% and only reflects the United States federal research and development credits generated through December 21, 2009, the date on which they expired. The estimated annual effective tax rate for fiscal 2010 of 20% is less than the United States federal statutory rate primarily due to benefits of 22% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5% and tax expense of 4% related to the deferred revenue that is taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower.
     Deferred tax assets, net of valuation allowance, increased from September 27, 2009 to June 27, 2010 primarily due to the establishment of the deferred tax asset related to revenue derived from the Company’s 2008 license and settlement agreements with Nokia.
Our Segment Results for the Third Quarter of Fiscal 2010 Compared to the Third Quarter of Fiscal 2009
     The following should be read in conjunction with the third quarter financial results of fiscal 2010 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the third quarter of fiscal 2010 were $1.69 billion, compared to $1.79 billion for the third quarter of fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $1.64 billion for the third quarter of fiscal 2010, compared to $1.74 billion for the third quarter of fiscal 2009. The decrease in equipment and services revenues resulted primarily from a decrease of $186 million related to the net effects of changes in product mix and the average selling prices of such products, partially offset by a $92 million increase related to higher unit shipments. Approximately 103 million MSM integrated circuits were sold during the third quarter of fiscal 2010, compared to approximately 94 million for the third quarter of fiscal 2009.

     QCT’s earnings before taxes for the third quarter of fiscal 2010 were $404 million, compared to $548 million for the third quarter of fiscal 2009. QCT operating income as a percentage of its revenues (operating margin percentage) was 24% in the third quarter of fiscal 2010, compared to 31% in the third quarter of fiscal 2009. The decrease in QCT earnings before taxes was primarily attributable to the decrease in QCT revenues and a $38 million increase in research and development expenses. The decrease in operating margin percentage was primarily due to an increase in research and development expenses as a percentage of QCT revenues and a decrease in gross margin percentage. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, a decrease in average unit costs and lower product support costs.
     QTL Segment. QTL revenues for the third quarter of fiscal 2010 were $847 million, compared to $807 million for the third quarter of fiscal 2009. The $40 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees, partially offset by lower royalties per unit of such CDMA-based devices, including the effect of underreported royalties by a licensee and the deferral of revenue due to an on-going arbitration with Panasonic. QTL earnings before taxes for the third quarter of fiscal 2010 were $673 million, compared to $663 million for the third quarter of fiscal 2009. QTL operating margin percentage was 80% in the third quarter of fiscal 2010, compared to 83% in the third quarter of fiscal 2009. The increase in QTL earnings before taxes was primarily attributable to the increase in QTL revenues, partially offset by an increase in costs related to patents and to litigation and other legal matters, which caused a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the third quarter of fiscal 2010 were $162 million, compared to $148 million for the third quarter of fiscal 2009. Revenues increased primarily due to a $16 million increase in QES equipment and services revenues resulting primarily from higher unit shipments of our asset-tracking products. QWI earnings before taxes for the third quarter of fiscal 2010 were $6 million, compared to a $3 million loss before taxes for the third quarter of fiscal 2009. QWI operating margin percentage was 2% in the third quarter of fiscal 2010, compared to negative 2% in the third quarter of fiscal 2009. The increase in QWI earnings before taxes was primarily attributable to decreases in QES and QIS research and development expenses. The increase in operating margin percentage was attributable to both the effect of the decrease in research and development expenses and lower ongoing operating losses of Firethorn, partially offset by a decrease in QES gross margin percentage.
     QSI Segment. QSI revenues for the third quarter of fiscal 2010 were $6 million, compared to $9 million for the third quarter of fiscal 2009. QSI revenues are attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to lower service-related revenues. QSI loss before taxes for the third quarter of fiscal 2010 was $41 million, compared to $66 million for the third quarter of fiscal 2009. QSI’s loss before taxes decreased by $25 million primarily due to a $62 million gain on the sale of our Australia spectrum license, partially offset by a $30 million increase in our FLO TV subsidiary’s loss before taxes.
Our Segment Results for the First Nine Months of Fiscal 2010 Compared to the First Nine Months of Fiscal 2009
     The following should be read in conjunction with the first nine months financial results of fiscal 2010 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the first nine months of fiscal 2010 were $4.84 billion, compared to $4.44 billion for the first nine months of fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.66 billion for the first nine months of fiscal 2010, compared to $4.29 billion for the first nine months of fiscal 2009. The increase in equipment and services revenues resulted primarily from a $900 million increase related to higher unit shipments, partially offset by a decrease of $527 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 288 million MSM integrated circuits were sold during the first nine months of fiscal 2010, compared to approximately 226 million for the first nine months of fiscal 2009. The chipset volume in the first nine months of fiscal 2009 was impacted by the slowdown in the worldwide economy that caused contraction in the CDMA-based channel inventory and resulted in lower demand for CDMA-based MSM integrated chips.
     QCT’s earnings before taxes for the first nine months of fiscal 2010 were $1.17 billion, compared to $933 million for the first nine months of fiscal 2009. QCT’s operating income as a percentage of its revenues (operating margin percentage) was 24% in the first nine months of fiscal 2010, compared to 21% in the first nine months of fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by an increase in research and development expenses. The increase in operating margin percentage was primarily due to an increase in gross margin percentage and decreases in research and development and selling, general and administrative expenses as a percentage of QCT revenues driven primarily by the increase in QCT revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs and lower average selling prices.
     QTL Segment. QTL revenues for the first nine months of fiscal 2010 were $2.74 billion, compared to $2.77 billion for the first nine months of fiscal 2009. QTL revenues in the first nine months of fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. The $101 million decrease in revenues (before the $71 million offset) was primarily due to lower royalties per unit of CDMA-based devices sold by licensees, including the effect of underreported royalties by a licensee and the deferral of revenue due to an on-going arbitration with Panasonic, partially offset by an increase in the volume of sales of CDMA-based devices by licensees. QTL’s earnings before taxes for the first nine months of fiscal 2010 were $2.27 billion, compared to $2.38 billion for the first nine months of fiscal 2009. QTL’s operating margin percentage was 83% in the first nine months of fiscal 2010, compared to 85% in the first nine months of fiscal 2009. The decrease in QTL earnings before taxes was primarily attributable to the decrease in QTL revenues and an increase in patent related costs, which caused a corresponding decline in operating margin percentage.
     QWI Segment. QWI revenues for the first nine months of fiscal 2010 were $456 million, compared to $494 million for the first nine months of fiscal 2009. Revenues decreased primarily due to a $51 million decrease in QIS revenues. The decrease in QIS revenues was primarily attributable to a $41 million decrease in QChat revenues resulting primarily from the cessation of development efforts under the licensing agreement with Sprint and an $11 million decrease in BREW revenues resulting from lower consumer demand. QWI earnings before taxes for the first nine months of fiscal 2010 were $14 million, compared to $25 million for the first nine months of fiscal 2009. QWI operating margin percentage was 1% in the first nine months of fiscal 2010, compared to 5% in the first nine months of fiscal 2009. The decrease in QWI earnings before taxes was primarily attributable to the decrease in QIS revenues, partially offset by a decrease in QES operating expenses. The decrease in QWI operating margin percentage was primarily attributable to a decrease in QIS gross margin percentage, partially offset by the effect of the decrease in QES operating expenses.
     QSI Segment. QSI revenues for the first nine months of fiscal 2010 were $9 million, compared to $22 million for the first nine months of fiscal 2009. QSI revenues are attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to an increase in customer-related incentives that were recorded as reductions in revenues and lower service-related revenues. QSI loss before taxes for the first nine months of fiscal 2010 was $283 million, compared to $266 million for the first nine months of fiscal 2009. QSI loss before taxes increased by $17 million primarily due to a $94 million increase in our FLO TV subsidiary’s loss before taxes, partially offset by a $62 million gain on the sale of our Australia spectrum license and a $15 million decrease in net investment losses (unrelated to FLO TV).
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $17.6 billion at June 27, 2010, a decrease of $156 million from September 27, 2009. Our cash, cash equivalents and marketable securities at June 27, 2010 consisted of $5.9 billion held domestically and $11.7 billion held by foreign subsidiaries. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $3.0 billion during the first nine months of fiscal 2010, compared to $5.9 billion during the first nine months of fiscal 2009. The decrease was primarily due to collection of the $2.5 billion trade receivable in the first quarter of fiscal 2009 related to the license and settlement agreements completed with Nokia in September 2008.
     During the first nine months of fiscal 2010, we repurchased and retired 76,259,000 shares of our common stock for $2.9 billion. On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $1.8 billion of that amount remained available at June 27, 2010. The stock repurchase program has no expiration date. Since June 27, 2010, we have repurchased and retired 3,529,000 shares of our common stock for $122 million. We intend to continue to repurchase shares of our common stock under this program as a means of returning capital to stockholders, subject to capital availability and periodic determinations that stock repurchases are in the best interests of our stockholders.
     On March 1, 2010, we announced an increase in our quarterly cash dividend per share of common stock from $0.17 to $0.19, which is effective for quarterly dividends payable after March 28, 2010. We announced cash dividends totaling $309 million, or $0.19 per share, during the third quarter of fiscal 2010, which were paid on June 25, 2010. On July 8, 2010, we announced a cash dividend of $0.19 per share on our common stock, payable on September 24, 2010 to stockholders of record as of August 27, 2010. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.
     Accounts receivable increased 17% during the third quarter of fiscal 2010. Days sales outstanding, on a consolidated basis, were 27 days at June 27, 2010 compared to 22 days at March 28, 2010. The increases in accounts receivable and the related days sales outstanding were primarily due to increased sales and the effects of the timing of shipments and customer payments for receivables related to integrated circuits.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.
•	Our total research and development expenditures were $1.9 billion in the first nine months of fiscal 2010 and $2.4 billion in fiscal 2009, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.

•	Capital expenditures were $313 million in the first nine months of fiscal 2010 and $761 million in fiscal 2009, and advance payment on spectrum was $1.1 billion in the first nine months of fiscal 2010. We anticipate that capital expenditures, which exclude the advance payment on spectrum, will be lower in fiscal 2010 as compared to fiscal 2009 because fiscal 2009 capital expenditures included amounts for the build-out of a manufacturing facility related to our Qualcomm MEMS Technologies division, however, future capital expenditures may be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for the remainder of fiscal 2010 and for fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $915 million and $365 million, respectively, at June 27, 2010.

•	In the first quarter of fiscal 2011, we are obligated to pay $1.4 billion to the United States tax authorities as a result of the cash and intangible assets received in connection with the 2008 license and settlement agreements with Nokia. We intend to use cash held domestically to settle this obligation.

•	In the first quarter of fiscal 2011, we are obligated to repay a $1.1 billion short-term bank loan that is denominated in Indian rupees. The loan has a fixed interest rate of 6.75% per year with interest payments due monthly. The loan is related to the BWA spectrum recently won in the India auction.

•	Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $518 million ratably through April 2013, including interest.

•	Cash used for strategic investments and acquisitions, net of cash acquired, was $45 million in the first nine months of fiscal 2010 and $54 million in fiscal 2009, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at June 27, 2010 includes a $1.1 billion bank loan that is payable in full in Indian rupees in December 2010. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at June 27, 2010 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Income Taxes” and “Note 8 — Commitments and Contingencies.”

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
     Historically, we have focused our business primarily on developing, patenting and commercializing CDMA technology for wireless telecommunications applications. Other digital wireless communications technologies, particularly GSM technology, have been more widely deployed than CDMA technology. If adoption and use of CDMA-based wireless communications standards do not continue in the countries where our products and those of our customers and licensees are sold, our business and financial results could suffer. If GSM wireless operators do not select CDMA for their networks or upgrade their current networks to any CDMA-based third-generation (3G) technology, our business and financial results could suffer since we have not previously generated significant revenues from sales of single-mode GSM products. In addition to CDMA technology, we continue to increase our investments in developing, patenting and commercializing OFDMA technology, which has not yet been widely adopted and commercially deployed, and our MediaFLO technology, which was commercially deployed in the United States in fiscal 2007. If OFDMA is not widely adopted and commercially deployed and/or MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investments in OFDMA and MediaFLO technologies may not provide us an adequate return.
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
     A significant downturn in the economies of Asian countries where many of our customers and licensees are located or the economies of the other major markets (e.g., Europe and North America) they serve could materially harm our business. During the first nine months of fiscal 2010, 67% of our revenues were from customers and licensees based in South Korea, China and Taiwan as compared to 64% during the first nine months of fiscal 2009. During fiscal 2009, 66% of our revenues were from customers and licensees based in South Korea, China and Taiwan, as compared to 61% during fiscal 2008. These customers sell their products to markets worldwide, including in Japan, South Korea, China, India, North America, South America and Europe. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of war or terrorism, may cause disruptions to the global economy and to the wireless communications industry and create uncertainties. Should such negative events occur, subsequent economic recovery might not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.
Our four largest customers accounted for 43% and 48% of consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively, and 49% and 42% in fiscal 2009 and 2008, respectively. The loss of any one of our major customers or any reduction in the demand for devices utilizing our CDMA technology could reduce our revenues and harm our ability to achieve or sustain desired levels of operating results.
     The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the deferral or cancellation and harm our ability to achieve or sustain expected levels of operating results. We derive a significant portion of our QCT segment revenues from four major customers. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will significantly depend upon the timing and size of any future purchase orders from these customers. Factors that may impact the size and timing of orders from customers of our QCT segment include, among others, the following:
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

     Our QTL segment today derives royalty revenues primarily from sales of CDMA products by our licensees. Although we have more than 180 licensees, we derive a significant portion of our royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices utilizing our CDMA technology, without a sufficient increase in the volumes of such devices sold, could have a material adverse effect on our business.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of spectrum licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology.
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
     In addition, as the number of competitors or other patent holders in the market increases and the functionality of our products expand to include additional technologies and features, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results. In any potential dispute involving other companies’ patents or other intellectual property, our chipset suppliers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have a material adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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
     This competition may increase development costs and reduce average selling prices for our products and those of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. While pricing pressures from competition may, to a large extent, be mitigated by the introduction of new features and functionality in our licensees’ products as evidenced by the recent success of smartphones and other feature-rich, data-capable devices, there is no guarantee that such mitigation will continue to occur. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
     Companies that promote non-CDMA technologies (e.g., GSM, WiMAX) and companies that design CDMA-based integrated circuits are generally included amongst our competitors or potential competitors in the United States and abroad. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Infineon, Intel, Marvell Technology, Mediatek, nVidia, Renesas Electronics, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom.
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
     As a result of these and other factors, our competitors may be more successful than us. In addition, we anticipate new competitors, including companies not previously engaged in manufacturing telecommunications chipsets, to begin offering and selling products based on 3G standards, LTE and WiMAX. These competitors may have more established relationships and distribution channels in markets not currently deploying CDMA-based wireless communications technology. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect our customers’ decisions to purchase products or license technology from us or to use alternative technologies. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share of sales to our detriment. In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets and associated software, that will incorporate “open source” software elements and operate in an “open source” environment, which may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Developing open source products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     With respect to our QES business, our competitors are aggressively pricing products and services and are offering new value-added products and services, which may impact margins, intensify competition in current and new markets and harm our ability to compete in certain markets.
     We continue to believe our FLO TV service offering provides compelling advantages to consumers. However, we face indirect competition to our FLO TV products and services from wireless delivery of streaming and downloadable video content via wireless operators, OEMs and other providers of mobile video content, as well as from internet video content accessed through the mobile web browser. Our FLO TV business had $1.3 billion in assets (including $746 million in spectrum licenses) at June 27, 2010. If we are unable to generate adequate operating income in the future, our assets could become impaired, which could negatively impact our operating results.
     While we continue to believe our QMT division’s interferometric modulator (IMOD) displays will offer compelling advantages to users of displays, there can be no assurance that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be for some time, dominated by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us. Our QMT division had $390 million in assets (including $128 million in goodwill) at June 27, 2010. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first nine months of both fiscal 2010 and 2009. In many international markets, barriers to entry are created by long-standing relationships between our potential customers and their local service providers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:
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
     We cannot be certain that the laws and policies of any country with respect to intellectual property enforcement or licensing, issuance of spectrum licenses or the adoption of standards will not be changed or enforced in a way detrimental to our licensing program or to the sale or use of our products or technology.
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
     We are exposed to risk from fluctuations in currencies, which may change over time as our business practices evolve, that could impact our operating results, liquidity and financial condition. We operate and invest globally. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following:
•	If the effective price of products sold by our customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for the products could fall, which in turn would reduce our royalty and chipset revenues.
•	Our products and those of our customers and licensees that are sold in U.S. dollars become less price-competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies, and our revenues may not grow as quickly as they otherwise might in response to worldwide growth in wireless products and services.

•	Declines in currency values in selected regions may adversely affect our operating results because our products and those of our customers and licensees may become more expensive to purchase in the countries of the affected currencies.

•	Assets or liabilities of our consolidated subsidiaries and our foreign investees that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations, which may affect our reported earnings. Our exposure to foreign currencies may increase as we increase our presence in existing markets or expand into new markets.

•	Investments in our consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency (and the assets held by such entities) may decline in value as a result of declines in local currency values.

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. If these revenues are not subject to foreign exchange hedging transactions, weakening of currency values in selected regions could adversely affect our near term revenues and cash flows. In addition, continued weakening of currency values in selected regions over an extended period could adversely affect our future revenues and cash flows.

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform.

•	Our trade receivables are generally U.S. dollar denominated. Any significant increase in the value of the dollar against our customers’ or licensees’ functional currencies could result in an increase in our customers’ or licensees’ cash flow requirements and could consequently affect our ability to sell products and collect receivables.

•	Our loan payable to banks is denominated in Indian rupees. If the U.S. dollar significantly weakens, additional cash may be required to settle this obligation and the related interest.

•	Strengthening currency values in selected regions may adversely affect our operating results because the activities of our foreign subsidiaries, and the costs of procuring component parts and chipsets from foreign vendors, may become more expensive in U.S. dollars.

•	Strengthening currency values in selected regions may adversely affect our cash flows and investment results because strategic investment obligations denominated in foreign currencies may become more expensive, and the U.S. dollar cost of equity in losses of foreign investees may increase.

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including spectrum licenses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds/notes, auction rate securities and other mortgage/asset-backed securities. Many of our strategic investments are in early-stage companies to support our business, including the global adoption of CDMA-based technologies and related services. Our investments in spectrum licenses may involve the build-out of commercial wireless systems or other additional investments. Failure or delay in the completion of a build-out and the launch of services, or increases in the associated costs, could have a material adverse effect on our future operating results. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our acquisitions or other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates, inflation expectations or other developments affecting their values. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
     Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others:
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
     Consumer acceptance of our FLO TV and Firethorn service offerings is, and will continue to be, affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless network and services platforms. Consumer demand could be impacted by differences in technology, coverage and service areas, network quality, consumer perceptions, program and service offerings and rate plans. We and our wireless operator and financial services partners may have difficulty retaining subscribers if we are unable to meet subscriber expectations for network quality and coverage, customer care, content or security. Obtaining content for our FLO TV business that is appealing to subscribers on economically feasible terms may be limited by our content provider partners’ inability to obtain the mobile rights to such programming. An inability to address these issues could limit our ability to expand our subscriber base, placing us at a competitive disadvantage, which could adversely affect our operating results. Additionally, adoption and deployment of our MediaFLO technology could be adversely impacted by government regulatory practices that support a single standard other than our technology, wireless operator selection of competing technologies or consumer preferences.
     If MediaFLO technology is not more widely adopted by consumers in the United States or commercially deployed internationally, our investment in MediaFLO technology may not provide us an adequate return. In addition, we are evaluating the FLO TV business model, including sale to, or joint venture with, a third party and/or alternative uses of the spectrum licenses, technology and network assets, if we do not achieve adequate consumer acceptance of our FLO TV service offerings in the United States or based on other factors.
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
     In addition, inaccuracies in our demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in both insufficient or excessive inventories and disproportionate overhead expenses. If we ineffectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.
Our stock price may be volatile.
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	court or regulatory body decisions or settlements regarding intellectual property licensing and patent litigation and arbitration;

•	receipt of substantial orders or order cancellations for integrated circuits and system software products;

•	quality deficiencies in services or products;

•	announcements regarding financial developments or technological innovations;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	lack of capital to invest in 3G networks;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	general stock market volatility;

•	disruption in the United States and foreign credit and financial markets affecting both the availability of credit and credit spreads on investment securities;

•	government regulations, including tax regulations;

•	natural disasters, energy blackouts, acts of terrorism, widespread illness and war;

•	inflation and deflation;

•	concerns regarding global economic conditions that may impact one or more of the countries in which we, our customers or our licensees compete;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees’ products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us; or

•	rumors or allegations regarding our financial disclosures or practices.
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
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and accruals. In such case, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result. In addition, tax rules may change that may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Our future reported financial results may be adversely affected if accounting rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
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
     Our satellite-based mobile fleet management services are provided using leased Kurtz-under band (Ku-band) satellite transponders in the United States, Mexico and Europe. Our primary data satellite transponder and position reporting satellite transponder lease for the system in the United States runs through September 2012 and includes transponder and satellite protection (back-up capacity in the event of a transponder or satellite failure). The service term of the transponder lease for the system in Mexico runs through the end of May 2016 and has transponder protection. Our agreement with a third party to provide network management and satellite space (including procuring satellite space) in Europe expires in February 2013. We believe our agreements will provide sufficient transponder capacity for our satellite-based operations through the expiration dates. A failure to maintain adequate satellite capacity could harm our business, operating results, liquidity and financial position. QES terrestrial-based products rely on wireless terrestrial communication networks operated by third parties. The unavailability or nonperformance of these network systems could harm our business.
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
     National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products. It may also be difficult to comply with laws and regulations in a timely manner, and we may not have compliant products available in the quantities requested by our customers, which may have an adverse impact on our results of operations. We also recognize the potential for higher costs driven by climate change regulations. Our costs could increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us.
     As part of the development and commercialization of our IMOD display technology, we are operating both a development and a production fabrication facility. The development and commercialization of IMOD display prototypes is a complex and precise process involving restricted materials subject to environmental and safety regulations. Our failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development and production activities.
Our stock repurchase program may not result in a positive return of capital to stockholders and may expose us to counterparty risk.
     At June 27, 2010, we had remaining authority to repurchase up to $1.8 billion of our common stock. Since June 27, 2010, we have repurchased and retired 3,529,000 shares of our common stock for $122 million. Our stock repurchases may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.
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
     Our products and services, and those of our customers and licensees, are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.
     We hold licenses in the United States from the FCC for the spectrum referred to as Block D in the Lower 700 MHz Band (also known as TV Channel 55) covering the entire nation and spectrum referred to as Block E in the Lower 700 MHz Band (also known as TV Channel 56) covering five economic areas on the east and west coasts for use in our FLO TV business. In addition, we hold licenses for the spectrum referred to as B Block in the Lower 700 MHz Band for use initially in our various research and development initiatives. The FCC regulates our use of the licensed spectrum pursuant to the terms of our licenses and the Federal Communications Act of 1934, as amended, and pursuant to Part 27 of the FCC’s rules, which are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings and the potential impact to our FLO TV service or to our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans. Furthermore, FCC regulations require that we meet certain build-out requirements with respect to our Channel 56 spectrum at various dates beginning in June 2013. If we do not meet these requirements, the FCC could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met.
     We hold licenses in the United Kingdom from the Office of Communications (Ofcom) to use 40 MHz of spectrum in the so-called L-Band (1452 MHz to 1492 MHz). These licenses give us the right to use this spectrum throughout the entire United Kingdom. Ofcom regulates our use of this spectrum pursuant to the terms of our license and the United Kingdom’s Wireless Technology Act of 2006. The adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans.
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
     Further, our Board of Directors has the authority under Delaware law to fix the rights and preferences of and issue shares of preferred stock, and our preferred share purchase rights agreement will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors. While our Board of Directors approved our preferred share purchase rights agreement to provide the board with greater ability to maximize stockholder value, these rights could deter takeover attempts that the board finds inadequate and make it more difficult to bring about a change in our ownership.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2009 Annual Report on Form 10-K. At June 27, 2010, there have been no other material changes to the market risks described at September 27, 2009 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. The following table provides information about our interest-bearing cash and cash equivalents and marketable securities and bank loan that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2010	2011	2012	2013	2014	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$604	$—	$—	$—	$—	$—	$—	$604
Interest rate	0.3%
Available-for-sale securities:
Investment grade	$910	$1,029	$728	$486	$604	$349	$2,584	$6,690
Interest rate	1.1%	2.8%	3.2%	3.2%	4.5%	6.5%	1.6%
Non-investment grade	$6	$11	$27	$49	$104	$963	$28	$1,188
Interest rate	7.0%	12.6%	7.7%	10.2%	9.9%	9.7%	0.7%

Floating interest-bearing securities:
Cash and cash equivalents	$1,626	$—	$—	$—	$—	$—	$—	$1,626
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$197	$785	$443	$196	$34	$417	$577	$2,649
Interest rate	1.5%	1.1%	0.8%	0.9%	1.6%	8.1%	3.1%
Non-investment grade	$—	$7	$49	$147	$314	$407	$1,047	$1,971
Interest rate		5.2%	6.2%	6.5%	6.7%	6.6%	3.9%

Loan payable to banks	$1,061	$—	$—	$—	$—	$—	$—	$1,061
Fixed interest rate	6.8%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value. The loan payable to bank approximates fair value.
     Credit Market Risk. At June 27, 2010, a portion of our corporate cash in diversified portfolios of fixed- and floating-rate, investment-grade marketable securities, mortgage- and asset-backed securities, non-investment-grade bank loans and bonds, certain preferred stocks and other securities continue to be affected by credit market concerns and had temporary gross unrealized losses of $50 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these and other similarly affected securities if they do not recover in value in the coming quarters.
     Equity Price Risk. We have a diversified marketable securities portfolio that includes equity securities held by mutual and exchange-traded fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at June 27, 2010 would cause a decrease in the carrying amounts of these securities of $255 million. At June 27, 2010, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were $78 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. At June 27, 2010, we had a net liability of $2 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain international licensees on their sales of CDMA-based devices and a net liability of $3 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. Counterparties to our derivative contracts are all major banking institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could materially impact our results. If our forecasted royalty revenues were to decline by 30% and foreign exchange rates were to change unfavorably by 30% for each of our hedged foreign currencies, we would incur a loss of $1 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If foreign exchange rates relevant to those contracts were to change unfavorably by 30%, we would incur a loss of $58 million resulting from a decrease in the fair value of our hedges.
     At June 27, 2010, we had a fixed-rate short-term bank loan of $1.1 billion, which is payable in full in Indian rupees in December 2010. The loan is payable in the functional currency of our consolidated subsidiary that is party to the loan, however we are subject to foreign currency translation risk, which may impact the amount of our liability for principal repayment and interest expense we record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional interest expense of $7 million throughout the remainder of the contractual term of the loan.
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
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Our current legal proceedings are disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 8 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business that are not disclosed and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect risks resulting from the Broadband Wireless Access (BWA) spectrum recently won by us in the India auction, we revised the Risk Factors entitled:
•	“Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables, or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments;” and

•	“We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.”
     Other than with respect to the changes relating to the BWA spectrum auction, we do not believe the updates to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer purchases of equity securities during the third quarter of fiscal 2010 were (in millions, except per share data):

			Total Number of Shares	Approximate Dollar
		Average	Purchased as Part of	Value of Shares that May
	Total Number of	Price Paid Per Share	Publicly Announced	Yet Be Purchased Under
	Shares Purchased	(1)	Plans or Programs(2)	the Plans or Programs(2)
March 29, 2010 to April 25, 2010	—	$—	—	$3,000

April 26, 2010 to May 23, 2010	13.9	37.59	13.9	2,477

May 24, 2010 to June 27, 2010	18.5	35.43	18.5	1,822

Total	32.4		32.4	$1,822

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $1.8 billion of that amount remained available at June 27, 2010. The stock repurchase program has no expiration date. Since June 27, 2010, we repurchased and retired 3,529,000 of our shares for $122 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
10.88	Amended and Restated Qualcomm Incorporated 2001 Employee Stock Purchase Plan.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (4)
101.SCH	XBRL Taxonomy Extension Schema. (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (4)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (4)
(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.
(4)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: July 21, 2010