Form 10-K
period 2010-09-26
QUALCOMM INC/DE
filed 2010-11-03
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 28, 2010 was $67,115,795,559.*
     The number of shares outstanding of the registrant’s common stock was 1,617,713,293 at November 1, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 26, 2010.

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 28, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 26, 2010
Index

TRADEMARKS AND TRADE NAMES
     QUALCOMM®, QCT-®, MSM™, Snapdragon™, Wireless Reach & Design™, gpsOne®, Brew®, MediaFLO®, FLO™, FLO TV™, QPoint®, Gobi™, Plaza™, Xiam and QChat® are trademarks and/or service marks of QUALCOMM Incorporated. QUALCOMM, QUALCOMM Enterprise Services™, QES™, QUALCOMM CDMA Technologies, QCT, QUALCOMM Technology Licensing, QTL, QUALCOMM Wireless & Internet, QUALCOMM Wireless & Internet Group, QWI, QUALCOMM Internet Services, QIS, QUALCOMM Government Technologies, QGOV, QUALCOMM MEMS Technologies, QMT, QUALCOMM Technologies & Ventures, QUALCOMM MediaFLO Technologies, MFT, QUALCOMM Global Trading, QGT, QUALCOMM Strategic Initiatives, QSI, FLO TV and Spike are trade names of QUALCOMM Incorporated. SWAGG™ is a trademark of Firethorn Holdings, LLC. Firethorn® is a registered trademark of Firethorn Holdings, LLC. Mirasol® is a registered trademark of QUALCOMM MEMS Technologies, Inc.
     cdmaOne™ is a trademark of the CDMA Development Group, Inc. CDMA2000® is a registered service mark and certification mark of the Telecommunications Industry Association. Java® is a registered trademark and service mark of Sun Microsystems, Inc. Windows Mobile® is a registered trademark of Microsoft Corporation. Web OS® is a registered trademark of Palm Inc. Linux® is a registered trademark of Linus Torvalds. Android™ and Google Chrome™ are trademarks of Google Inc. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. iPhone® is a registered trademark of Apple, Inc.
     All other trademarks, service marks and/or trade names appearing in this document are the property of their respective holders.

     In this document, the words “Qualcomm,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and its subsidiaries and not any other person or entity.
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
     We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008 all included 52 weeks.
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
     We also continue our leading role in the development and commercialization of Orthogonal Frequency Division Multiplexing Access (OFDMA)-based technologies for which we have substantial intellectual property. Our CDMA licensees’ sales of multimode CDMA and OFDMA devices are covered by their existing CDMA license agreements with us. We have begun to license companies to make and sell OFDMA products that do not also implement CDMA, and nine companies have royalty-bearing licenses under our patent portfolio for use in such OFDMA products.
     Our Revenues. We generate revenues by licensing portions of our intellectual property to manufacturers of wireless products (such as mobile devices, also known as subscriber units, which include handsets, other consumer devices and modem cards, and the infrastructure required to establish and operate a wireless network). We receive licensing fees and royalties on products sold by our licensees that incorporate our patented technologies. We also sell products and services, which include:

•	CDMA-based integrated circuits (also known as chips or chipsets) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices and in wireless networks;

•	Software products and services for content enablement across a wide variety of platforms and devices for the wireless industry;

•	Equipment, software and services used by companies, including those in the transportation industry and governments, to wirelessly connect with their assets and workforce;

•	Software products and services that enable mobile commerce services;

•	Services to wireless operators delivering multimedia content, including live television, in the United States; and

•	Software and hardware development services.
     Our Licensing Business. We grant licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and collect license fees and royalties in partial consideration for such licenses.
     Our Integrated Circuits Business. We develop and supply CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. We also design and create multimode and multiband integrated circuits incorporating other wireless standards for roaming in global roaming markets. Our integrated circuit products and system software are used in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the baseband Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), RF, PM and Bluetooth devices, as well as the system software that enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals, power management and peripheral connectivity. Our infrastructure equipment Cell Site Modem (CSM) integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment providing wireless standards-compliant processing of voice and data signals to and from wireless devices. Because of our broad and unique experience in designing and developing CDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless device with improved product features, as well as the integration and performance of the network system. Our design of the system allows CDMA systems and devices manufactured by our customers to come to market faster. We provide our integrated circuits and system software, including reference designs and tools, to many of the world’s leading wireless device and infrastructure equipment manufacturers. We also provide support to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the costs and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
     Our Wireless Device Software and Related Services Business. We provide software products and services for the global wireless industry. Our Brew products and services enable wireless operators, device manufacturers and software developers to provide over-the-air and pre-loaded wireless applications and services. Our Plaza products and services enable wireless operators, device manufacturers and publishers to create and distribute mobile content across a variety of platforms and devices. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services. We also provide QChat, a push to talk product optimized for third generation (3G) networks, as well as QPoint, which enables wireless operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
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

     Our Mobile Commerce Business. In fiscal 2011, we expect to introduce a new product application trademarked as SWAGG, which will be marketed on a standalone basis directly to consumers. SWAGG’s core features include purchase and gift of virtually stored-value gift cards delivered via mobile devices. In addition, we provide a single, secure, certified application embedded on select wireless devices, which enables financial institutions and merchants to deliver branded services to consumers through the wireless devices.
     Our FLO TV Business. Our subsidiary, FLO TV Incorporated (FLO TV), currently offers its service in the United States over our nationwide multicast network. We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. Additionally, we continue to evaluate strategic options for the FLO TV business, which include, but are not limited to, operating the FLO TV network under a new wholesale service model; sale to, or joint venture with, a third party; and/or the sale of the spectrum licenses and discontinuance of the operation of the network.
     Our MediaFLO Technologies (MFT) division is comprised of the FLO Technology group, which continues to develop our MediaFLO MDS and MediaFLO technology, and the FLO International group, which markets MediaFLO for deployment outside of the United States. The market for mobile TV remains nascent with numerous competing technologies and standards.
     Our Display Business. We continue to develop display technology for the full range of consumer-targeted mobile products. Our interferometric modulator (IMOD) display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies.
Wireless Telecommunications Market
     Use of wireless telecommunications devices has increased dramatically in the past decade. According to Wireless Intelligence estimates as of November 1, 2010, the number of worldwide mobile connections is expected to reach approximately 5.3 billion by the end of 2010 and almost 7.0 billion in 2014. Growth in the early days of wireless communications was driven by the need to make voice calls in a mobile environment. More recently, increases in demand are primarily driven by the desire to have access to data services in a mobile environment. This is evidenced by the continued transition from 2G to 3G services. According to Wireless Intelligence, in March 2010, the industry reached a significant milestone by surpassing one billion 3G connections. Furthermore, Wireless Intelligence expects the number of global 3G connections to reach approximately 2.8 billion by 2014. There are several drivers for the growth in 3G:
•	Consumer awareness and desire for data services;

•	Mature 3G networks with high data rates;

•	Consumer demand for data centric smartphone devices;

•	Emergence of new data devices; and

•	Growth in emerging regions.
     The last couple of years have witnessed a significant increase in the consumer’s awareness and willingness to use mobile data services. Applications such as email, access to the mobile Internet, downloading of videos and social networking are driving the demand for 3G services and more capable phones.
     According to the CDMA Development Group (CDG) and the Global mobile Suppliers Association (GSA), approximately 85% of the world’s wireless networks now support 3G, a sign that operators are making network investments to address the growing demand for wireless data. Operators are continuing to make network investments by upgrading their networks. According to the GSA, approximately 99% of the global WCDMA operators have upgraded their networks to offer High Speed Packet Access (HSPA) services. With support for higher data rates and increased capacity, networks will evolve to keep up with the growing demand for wireless data.
     The emergence of the mobile Internet is helping increase demand for 3G smartphones as the ability to access data is simplified and enhanced when using a smartphone. In the early days of the smartphone, these devices were designed primarily for high end business users. However, innovation and competition are helping to drive a broader set of devices into the market that provide compelling user experiences at consumer acceptable price points, which make such devices more accessible by a larger portion of the subscriber base.
     The need to stay connected anywhere, anytime is helping drive demand for data connectivity on notebook and netbook computers with either embedded 3G connectivity or via an external 3G USB modem. New device categories, such as e-readers, have also emerged over the last couple of years. These new devices take advantage of the capabilities of 3G networks to download digital books, newspapers and magazines anywhere. Other emerging device categories, such as connected media tablets, digital picture frames and machine to machine communication, will help further drive global demand for 3G.
     Demand for wireless voice and data services in emerging regions is helping to increase global demand for 3G. Emerging regions still have relatively low penetration rates of wireless telecommunications services. 3G provides an efficient way for operators to offer both voice and data services to address these demands, and since fixed broadband penetration is very low in these regions, 3G presents a cost effective means of providing broadband capabilities to consumers. According to Informa Telecoms & Media, more than 50% of 3G handset shipments will go to emerging regions in 2011.
Wireless Technologies
     The significant growth in the use of wireless devices worldwide, such as smartphones, and demand for data services and applications requires constant innovation to further improve the user experience, expand capacity and enable dense deployments of low power nodes, such as femtocells. To meet these requirements, progressive generations of wireless telecommunications technology standards have evolved. The use of wireless standards for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than two decades ago, the European Community developed regulations requiring the use of the GSM standard, a TDMA-based, 2G technology. In addition, there are several versions of CDMA technology that have been adopted worldwide as public cellular standards. The first version, known as cdmaOne, is a 2G cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are referred to as 3G technologies.
     Second Generation. Compared to first generation analog systems, 2G digital technology provided for significantly enhanced efficiency within a fixed spectrum resulting in greatly increased voice capacity. 2G technologies also enabled numerous enhanced services, but data services were generally limited to low speed transmission rates. The main 2G digital cellular technologies in use today are called cdmaOne or IS-95A/B, a technology largely developed and patented by us, and GSM, a form of TDMA. Many GSM operators deployed 2G mobile packet data technologies, such as General Packet Radio Service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE) in areas serviced by GSM.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high speed data and voice traffic, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, which encompasses six terrestrial operating radio interfaces, each of which incorporates our intellectual property. Two are TDMA-based, three of them are CDMA-based and the other is OFDMA-based. The three CDMA-based 3G technologies are known commonly throughout the wireless industry as:
•	CDMA2000, including 1X (including revisions A through E), 1xEV-DO (EV-DO, or Evolution Data Optimized) including revisions A through C, developed by 3rd Generation Partnership Project Two (3GPP2);

•	Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Packet Access (HSPA), part of 3rd Generation Partnership Project (3GPP) Release 5 and 6, and HSPA+, part of 3GPP Release 7, 8, 9 and beyond; and

•	CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex-CDMA (TD-CDMA) and Time Division-Synchronous CDMA (TD-SCDMA). Both are part of the specifications developed by 3GPP.
     Even though the OFDMA technologies are part of the IMT-2000 standard, to differentiate them from the 3G CDMA technologies, the OFDMA technologies are often called fourth generation (4G).
     Some of the advantages of 3G CDMA technology over 2G technologies include increased network capacity, improved user experience, compatibility with internet protocols, higher capacity for data and faster access to data (Internet) and higher data throughput rates. CDMA2000 and WCDMA are widely deployed today in wireless networks throughout the world. TD-SCDMA has been deployed in China. EV-DO Release B in the CDMA2000 family was launched in 2010; Release 7 of HSPA+ was launched in 2009; and Release 8 of HSPA+ was launched in 2010.

     CDMA2000 (1X, 1xEV-DO, EV-DO Revision A/B) networks are deployed by operators in several markets that support both voice and a wide range of high-speed wireless data services. Enhancements based upon the CDMA2000 Revision E Standard, called 1X Advanced, are being planned for CDMA2000 1X that will further increase voice capacity. Standardization work has been completed on 1xEV-DO Revision C, sometimes called DO-Advanced. Enhancements based upon these updated standards and improved implementations have and will continue to be deployed in our products and wireless networks to increase capacity and data rates.
     GSM operators around the world, including those in the European Community and in the United States, have focused primarily on the UMTS Frequency Division Duplexing (FDD) radio interface of the IMT-2000 standard, known as WCDMA, for their network evolution. WCDMA is based on our CDMA technology and incorporates many of our patented inventions (as do all of the CDMA radio interfaces of the IMT-2000 standard). The majority of the world’s wireless device and infrastructure manufacturers (more than 115 and including all leading suppliers) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology. To enable GSM operators to deploy WCDMA in the 900MHz spectrum band, the European Union permitted IMT-2000 technologies, which include WCDMA, to be deployed in the lower frequency 900 MHz band. This is called UMTS900.
     The three ITU 3G CDMA radio interfaces are all based on the core principles of CDMA technology, and our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA alternative standards and patents that are useful for commercially successful product implementations. Generally, we have licensed substantially all of our relevant patents to our CDMA subscriber and infrastructure equipment licensees.
     These 3G CDMA versions (CDMA2000, WCDMA, and TD-SCDMA) require separate implementations that are not interchangeable. While the fundamental core technologies are derived from CDMA and, in addition to other features and functionality, are covered by our patents, their specifications each require unique infrastructure products, network design, air interface protocols and management. However, subscriber roaming amongst systems using different air interfaces is made possible through multimode wireless devices.
     The various revisions of the 3G CDMA specifications have significantly increased performance capacity and data speeds. It is expected that future revisions of the 3G CDMA specifications will provide further enhancements. Many wireless operators are planning to deploy technology based on OFDMA to complement their existing 3G networks to provide additional capacity for data services when they have access to new, wider spectrum band allocations. 3GPP has adopted a standard specifying an OFDMA system called Long Term Evolution (LTE), and the Institute of Electrical and Electronics Engineers (IEEE) has specified 802.16 (WiMax). The OFDMA technologies that have been standardized will support high data rates in up to 20 megahertz (MHz) channels. Since LTE typically will be overlaid over existing 3G networks, seamless interoperability with 3G has been standardized by 3GPP. WiMax was deployed ahead of LTE and targeted unpaired spectrum using a TDD radio interface. LTE supports both paired spectrum, using the LTE FDD radio interface, and unpaired spectrum, using the LTE TDD radio interface, and will also be able to address many of the unpaired spectrum bands targeted by WiMax. Compared to WiMax, LTE is expected to achieve greater economy of scale through its interoperability with 3G. Certain operators have selected WiMax because of regulatory considerations specific to their networks and spectrum holdings. 3GPP Release 10 of LTE and 802.16m, an upgrade of IEEE 802.16e, have both been approved by the ITU to become what are called IMT-Advanced technologies, commonly referred to as 4G. They will support additional features, higher bandwidths, and higher data rates than the previous versions. HSPA+ continues to evolve in parallel; 3GPP Release 8 of HSPA+ introduces multicarrier operation with 10 MHz of bandwidth that evolves to support up to 20 MHz of bandwidth in Release 10.
     We have been actively pursuing research and development of OFDMA-based wireless communication technologies. We believe that each of these standards incorporates our patented technologies. We have nine companies with royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (i.e., OFDMA products that do not implement CDMA-based standards). Multimode products that implement both OFDMA and CDMA technologies will, in most cases, be licensed under our existing CDMA license agreements.
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

     Investments in New and Existing Products, Services and Technologies. We continue to invest in research and development in a variety of ways in an effort to extend the market for our products and services.
     We develop and commercialize 3G CDMA-based technologies and are working on commercializing the OFDMA-based LTE technology. We actively support CDMA-based technologies, products and network operations to grow our royalty revenues and integrated circuit and software revenues. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
     We develop on our own, and with our partners, innovations that are integrated into our product portfolio to further expand the market and enhance the value of our products and services. These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably and introduce revenue-generating broadband data services ahead of their competition.
     We make investments to provide our integrated circuit customers with chipsets that combine multiple wireless technologies for use in consumer devices, including smartphones, consumer electronics and other data devices. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse pieces of technology. We continue to support multiple mobile client software environments in our multimedia and convergence chipsets, such as Brew Mobile Platform, Java, Windows Mobile, Web OS, Linux, Android and Google Chrome.
     We continue to develop our IMOD display technology based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics and sell such displays under the “mirasol” brand. Early-stage mirasol displays have been incorporated in a limited number of consumer devices. IMOD display technologies may be included in the full range of consumer-targeted mobile products and are expected to provide performance, power consumption and cost benefits as compared to current display technologies. In June 2009, we commenced operations of a dedicated mirasol display fabrication plant in Taiwan. Operation of this plant is outsourced to Cheng Uei Precision Industry Co., Ltd. (also known as Foxlink), a developer and manufacturer of communications devices, computers and consumer electronics.
     We continue to develop our MediaFLO MDS and Orthogonal Frequency Division Multiplexing (OFDM)-based MediaFLO technology, including development to extend the MDS operability to multiple air interfaces, to optimize the low-cost data offload and delivery of multimedia content to multiple wireless subscribers simultaneously, otherwise known as multicasting.
     We make strategic investments in early-stage and other companies that we believe open new markets for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income.
Operating Segments
     Consolidated revenues from international customers and licensees as a percentage of total revenues were 95%, 94% and 91% in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, 29%, 27%, 12% and 9% of our revenues were from customers and licensees based in China, South Korea, Taiwan and Japan, respectively, as compared to 23%, 35%, 8% and 11% during fiscal 2009, respectively, and 21%, 35%, 5% and 14% during fiscal 2008, respectively. Revenues from two customers, LG Electronics and Samsung Electronics, constituted a significant portion (each more than 10%) of consolidated revenues in fiscal 2010, 2009 and 2008.
     Qualcomm CDMA Technologies Segment (QCT). QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. These products provide customers with advanced wireless technology, enhanced component integration and interoperability and reduced time-to-market. QCT markets and sells products in the United States and internationally through a global sales force. QCT products are sold to many of the world’s leading wireless device and infrastructure equipment manufacturers. In fiscal 2010, QCT shipped approximately 399 million MSM integrated circuits for CDMA wireless devices worldwide, as compared to approximately 317 million and 336 million in fiscal 2009 and 2008, respectively. QCT revenues comprised 61%, 59% and 60% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively.
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
     Globalfoundries, IBM, Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation are the primary foundry suppliers for our family of baseband integrated circuits. Freescale Semiconductor, Inc., Globalfoundries, IBM, Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd. and United Microelectronics Corporation are the primary foundry suppliers for our family of analog, RF and PM integrated circuits. Advanced Semiconductor Engineering Inc., Amkor Technology Inc. and STATSChipPAC Ltd. are the primary back-end semiconductor assembly and test suppliers under our IFM model.
     QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A and EV-DO Revision B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we have also developed integrated circuits for manufacturers and wireless operators deploying the WCDMA version of 3G. More than 60 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA, HSUPA and HSPA+ for their devices. We have not commercially sold a CSM integrated circuit product for WCDMA base station equipment. Recently, QCT also began shipping multimode products for the LTE standard, which offer seamless backward compatibility to existing 3G technologies.
     Our gpsOne position location technology is in more than 500 million gpsOne enabled devices sold worldwide. Compatible with all major air interfaces, our gpsOne technology is the industry’s only fully-integrated wireless baseband and assisted global positioning system product and has enabled network operators to cost-effectively meet the FCC’s E-911 mandate as well as offer a wide range of services leveraging location data.
     Our integrated circuit products span a broad range of market tiers, from entry-level solutions for emerging markets up to the very high-end device tier. Our chipsets integrate unique combinations of features, such as multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics, advanced position-location capabilities through integrated gpsOne technology and peripheral connectivity, to enable a wide range of devices.
     The Snapdragon family of chipset products is designed to enable our customers to develop computing-centric devices that also offer a full range of wireless connectivity capabilities. Integrating the baseband and a custom Qualcomm designed low-power high-performance microprocessor into a single chip or package, the Snapdragon platform expands Qualcomm’s reach beyond the traditional wireless market by targeting not only the very high-end smartphone market but also the smartbook and tablet categories of consumer products and other types of consumer electronics.
     Gobi modules are designed to deliver embedded mobile wireless connectivity to notebook and netbook computers. Supporting numerous air interfaces, Gobi modules also feature global positioning system capabilities to allow notebook manufacturers to more easily offer greater connectivity with their products. Gobi modules have also been used in e-readers, routers and other products that benefit from 3G connectivity.
     QCT also offers chipsets for WLAN and Bluetooth, complementary connectivity technologies to its core 3G products. For WLAN, QCT offers the WCN1312 chip for handsets and other mobile devices. QCT’s Bluetooth chips support Bluetooth connectivity for handsets and headsets.
     The market in which our QCT segment operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes and the potential for further industry consolidation, we anticipate the market to remain very competitive. We believe that the principal competitive factors for our products may include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. We also compete in both single- and dual-mode environments against alternative wireless communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA, TD-SCDMA and WiMax.

     QCT’s current competitors include, but are not limited to, major companies such as Broadcom, Freescale, Fujitsu, Icera, Intel (through their recently announced agreement to acquire Infineon’s Wireless Solutions business), Marvell Technology, Mediatek, nVidia, Renesas Electronics, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom, as well as major telecommunications equipment companies such as Ericsson, Matsushita, Motorola and Samsung, who design at least some of their own integrated circuits and software for certain products. QCT also faces competition from some early-stage companies. Our competitors may devote significantly greater amounts of their financial, technical and other resources to market competitive telecommunications systems or to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the wireless telecommunications market or customers.
     Qualcomm Technology Licensing Segment (QTL). QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA (e.g., LTE, WiMax) standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 33%, 35% and 33% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively.
     As part of our strategy to expand the marketplace and generate new and ongoing licensing revenues, significant resources are allocated to develop leading-edge technology for the telecommunications industry. In addition to licensing manufacturers of subscriber and network equipment, we have made our essential CDMA and OFDMA patents available to competitors of our QCT segment. We have entered into such agreements with QCT competitors, including Broadcom, Fujitsu, Icera, Infineon (Intel recently announced an agreement to acquire Infineon’s Wireless Solutions business), Mediatek, NEC, Renesas Electronics, Texas Instruments and VIA Telecom. These agreements generally permit the manufacture of CDMA-based and/or OFDMA-based integrated circuits and/or baseband software for use on such integrated circuits. In exchange for these rights, we receive rights that allow us to use certain intellectual property rights of these companies for specified purposes. In every case, these agreements do not allow such integrated circuit suppliers to pass through rights under Qualcomm’s patents to their customers for use in wireless devices manufactured or sold by such suppliers’ customers, and such customers’ sales of CDMA-, WCDMA- and OFDMA-based cellular devices into which such suppliers’ integrated circuits are incorporated require separate licensing arrangements with us in order to use our patented technologies.
     We face competition in the development of intellectual property for future generations of digital wireless communications technology and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless telecommunications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA, however, CDMA technologies have been adopted for all 3G wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2G bridge technology, and a number of GSM operators have deployed or are expected to deploy EDGE, while considering the use of 3G WCDMA for their system. A limited number of wireless operators have commercially deployed and other wireless operators have started testing OFDMA technology (e.g., LTE, WiMax), a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. According to Global mobile Suppliers Association, in its October 2010 reports, 113 operators have committed to deploy LTE networks, an OFDMA-based technology. We have invested in both the acquisition and the development of OFDMA technology and intellectual property. We expect that upon the deployment of OFDMA-based networks, the products implementing such technologies generally will be multimode and will also implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA devices, and our licensees are obligated to pay royalties under their agreements for such devices. Further, nine companies have royalty-bearing licenses under our patent portfolio for use in OFDMA products (that do not implement any CDMA-based standards).
     Qualcomm Wireless & Internet Segment (QWI). QWI revenues comprised 6%, 6% and 7% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively. The four divisions aggregated into QWI are:
     Qualcomm Internet Services (QIS). The QIS division offers a set of software products and content enablement services to support and accelerate the growth and advancement of the wireless data market. QIS offers Brew products and services for wireless applications development, device configuration, application distribution and billing and payment. Brew services are offered by operators worldwide, reaching a base of more than 250 million devices. In addition, QIS offers Plaza products and services that enable mobile shopping experiences across various platforms and devices. Plaza services are being provided to TIM Brazil, an operator with 40 million subscribers, in support of their TIM AppShop offering and América Móvil, a service provider with 18 operator properties in Latin America and a subscriber base of more than 210 million. Plaza currently supports Telcel Mexico’s widget solution and will soon expand services across additional América Móvil operators in Latin America. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services by presenting relevant and targeted offers to customers across all digital channels. This recommendations technology is offered as a standalone product, as well as integrated as part of our core product offerings (Brew and Plaza), to help wireless operators spur wireless data growth. The QChat product enables one-to-one (private) and one-to-many (group) push-to-talk calls over 3G networks. The technology also allows over-the-air upgrades of mobile device software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses Voice over Internet Protocol (VoIP) technologies, thereby sending voice information in digital form over IP-based data networks in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network. The QPoint product enables wireless operators to offer enhanced 911 (E-911) wireless emergency and other location-based applications and services.
     The QIS division develops and sells business-to-business products and services to companies worldwide, through a sales and marketing team headquartered in San Diego, California with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies in target markets by providing comprehensive technology and services that combine wireless Internet, data and voice capabilities. We have numerous current and emerging competitors for each of our products and services whose relative degree of success in the markets they serve may adversely impact our margins and market share. Competing offerings to the Brew and Plaza products include device manufacturer application and widget stores, such as Apple’s App Store for the iPhone platform, operator-focused application and widget retailing and content distribution solutions and direct-to-consumer mobile storefronts. Additionally, specialized software and service providers may offer key components of a complete mobile content retailing product to operators or device manufacturers seeking to build their own branded offerings internally. Our Xiam content discovery and recommendations product faces competition from a small number of wireless operator-focused product providers and from emerging Web-based content recommendations engines. Additionally, some larger software providers and device manufacturers may attempt to build competing recommendations solutions internally. Our QChat product competes with numerous push-to-talk services including iDEN, which is used principally in the United States and Latin America. The push-to-talk services market is nascent outside of the United States with several competing standards- and non-standards-based technologies.
     Qualcomm Enterprise Services (QES). The QES division provides equipment, software and services to enable companies to wirelessly connect with their assets and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets and other enterprise companies that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, Latin America, Asia and Canada. Through September 2010, we have shipped approximately 1,423,000 satellite- and terrestrial-based mobile information units. Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for messaging transmission and the global positioning system constellation for position tracking. We generate revenues from sales of network products and terminals, and information and location-based service and license fees.
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
     Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. In our domestic markets, we face over ten key competitors to our satellite- and terrestrial-based mobile fleet management and asset tracking products and services. Internationally, we face several key competitors in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low-cost terrestrial-based products and current, as well as future, satellite-based systems, may impact margins and intensify competition in new markets. Similarly, some original equipment manufacturers (OEMs) of trucks and truck components are beginning to offer built-in, on-board communications and position location reporting systems that may impact our margins and intensify competition in our current and new markets. We are currently in discussions with some trucking manufacturers about using our products as their embedded solution.
     Qualcomm Government Technologies (QGOV). The QGOV division provides development, hardware and analytical expertise involving wireless communications technologies to United States government (USG) agencies. QGOV adapts, integrates and ships CDMA2000 1X and EV-DO deployable base stations to the USG. QGOV also developed and launched a Brew-based application providing encryption on mobile devices. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.
     Firethorn. In fiscal 2011, Firethorn expects to introduce a new product application trademarked as SWAGG, which will be marketed on a standalone basis directly to consumers. SWAGG’s core features include access to merchant loyalty accounts and plastic gift card balances; purchase and gift of virtually stored-value gift cards delivered via mobile devices; and access to relevant and targeted offers from participating merchants. Distribution of SWAGG will initially be limited to certain smartphones, and content will be sourced from merchants, primarily through open platforms. In addition, Firethorn provides a single, secure, certified application embedded on select wireless devices, which enables financial institutions and merchants to deliver branded services to consumers through the wireless devices.
     Qualcomm Strategic Initiatives Segment (QSI). QSI consists of our strategic investment activities, including FLO TV Incorporated, our wholly-owned wireless multimedia operator subsidiary. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future.
     Strategic Investments. We make strategic investments in early-stage and other companies and in wireless spectrum, such as the BWA spectrum recently won in the auction in India, that we believe will open new markets for CDMA- and OFDMA-based technologies, support the design and introduction of new CDMA and OFDMA products and services for wireless voice and internet data communications or possess unique capabilities or technology.
     FLO TV. Our FLO TV subsidiary currently operates a nationwide multicast network in the United States based on our MediaFLO MDS and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. Additionally, we continue to evaluate strategic options for the FLO TV business, which include, but are not limited to, operating the FLO TV network under a new wholesale service model; sale to, or joint venture with, a third party; and/or the sale of the spectrum licenses and the discontinuance of the operation of the network.
     We continue to develop our MediaFLO technology to enable FLO TV and potentially other international wireless operators to optimize the low cost delivery of multimedia content to multiple wireless subscribers simultaneously. Our efforts to sell this technology internationally are being conducted by a nonreportable segment (MFT), and not by QSI, as we do not intend to pursue an exit strategy from the MFT business. Our MediaFLO technology is designed specifically to bring broadcast quality video to mobile devices efficiently and cost effectively. The MediaFLO technology operates on a dedicated broadcast network and is complementary to wireless operators currently operating on CDMA2000 1xEV-DO, WCDMA or GSM networks.
     We face indirect competition to our FLO TV products and services from wireless delivery of streaming and downloadable video content via wireless operators, OEMs and other providers of mobile video content, as well as from internet video content accessed through the mobile web browser.
     Other Businesses.
     Qualcomm MEMS Technologies (QMT). We continue to develop display technology for the full range of consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies. With the inclusion of color displays in all types of wireless devices, including models at the low end of the market, the cost of the display has become an even more significant factor in the overall cost of the device. An IMOD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus supporting advanced multimedia capabilities on all tiers of mobile devices.
     MediaFLO Technologies (MFT). MFT is comprised of the FLO Technology group, which continues to develop our MediaFLO technology, and the FLO International group, which markets MediaFLO for deployment outside of the United States. Global market awareness of MediaFLO technology has been increasing through a number of successful trials in the United Kingdom, Taiwan, Hong Kong and Malaysia.

     In addition, we are pursuing international opportunities to market and deploy MediaFLO technology worldwide. The FLO air interface is an open, globally-recognized technology standardized by the Telecommunications Industry Association and the European Telecommunications Standards Institute. It is also recommended by the International Telecommunication Union’s Radiocommunication Sector for the broadcasting of multimedia and data applications.
Research and Development
     The wireless telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in wireless communications technologies. Our research and development expenditures in fiscal 2010, 2009 and 2008 totaled approximately $2.5 billion, $2.4 billion and $2.3 billion, respectively, and as a result, continue to expand our intellectual property portfolio. Research and development expenditures were primarily related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1x Advanced, WCDMA, HSDPA, HSUPA, HSPA+ and LTE. Research and development expenditures were also incurred related to the development of our MediaFLO technology, MediaFLO MDS, mirasol display products using MEMS technology, Brew products and mobile commerce applications.
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
Sales and Marketing
     Sales and marketing activities of our operating segments are discussed under Operating Segments in Item 1. Other marketing activities include public relations, web-marketing, participation in technical conferences and trade shows, development of business cases and white papers, competitive analyses, market intelligence and other marketing programs, such as cooperative marketing with our customers. Corporate Marketing provides company information on our Internet site and through other media regarding our products, strategies and technology to industry analysts and for publications.
Competition
     Competition to our operating segments is discussed under Operating Segments in Item 1. Competition in the wireless industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the market potential of wireless telecommunications products and services. We have facilitated competition in the wireless market by licensing and enabling a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, which include, among others: motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies; and government support of other technologies (e.g., GSM). In addition, our competitors may have established more extensive relationships with indigenous distribution and original equipment manufacturer companies in developing territories (e.g., China). These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.
     We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the marketplace for products based on 3G standards, OFDMA-based technologies or other wireless technologies. Although we intend to continue to develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of wireless technologies. It is also possible that the price we charge for our products and services may continue to decline as competition continues to intensify.
Patents, Trademarks and Trade Secrets
     We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including China, Japan, South Korea, Europe, Brazil, India, Taiwan and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be relevant to CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA and OFDMA products.
     Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed standards bodies that we hold patents that might be essential for certain standards that are based on OFDMA technology (e.g., 802.16e, 802.16m and LTE (including FDD and TDD versions)).
     Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 185 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a license or other rights to use our patents.
     As part of our strategy to generate licensing revenues that continue to support our research and development investments and support worldwide adoption of our CDMA technology, we provide rights to design, manufacture and sell products utilizing certain portions of our intellectual property to other companies, including those companies listed on our Internet site (www.qualcomm.com).
     In all cases, we have licensed or otherwise provided rights to use our patented technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies essentially our entire patent portfolio for use in cellular devices and cell site infrastructure equipment. Our strategy to broadly make available our patented technologies has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with a total chipset and software solution, and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve, grow and reduce device pricing all at a faster pace than the second generation technologies that preceded it (e.g., GSM).
     Under our subscriber, infrastructure and test equipment license agreements, licensees are generally required to pay us a license fee as well as ongoing royalties based on a percentage of the wholesale (i.e., licensee’s) selling price, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.), of each licensed product and/or a fixed per unit amount. License fees are paid in one or more installments, while royalties generally are payable based on ongoing sales throughout the life of the licensed patents. Our licensing terms are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA (including WCDMA) applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain components (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property does not require us to pay ongoing royalties based on the sale of our products. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products.
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
Employees
     At September 26, 2010, we employed approximately 17,500 full-time, part-time and temporary employees. During fiscal 2010, the number of employees increased by approximately 1,400 primarily due to increases in engineering resources.
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
Executive Officers
     Our executive officers (and their ages at September 26, 2010) are as follows:
     Paul E. Jacobs, age 47, has served as Chairman of the Board of Directors since March 2009, as a director since June 2005 and as Chief Executive Officer since July 2005. He served as Group President of the Qualcomm Wireless & Internet (QWI) Group from July 2001 to June 2005. In addition, he served as Executive Vice President from February 2000 to June 2005. Dr. Jacobs has been a director of A123 Systems, Inc., a lithium-ion battery developer and manufacturer, since November 2002. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, a director of the Company.
     Steven R. Altman, age 49, has served as President since July 2005. He served as Executive Vice President from November 1997 to June 2005 and as President of Qualcomm Technology Licensing (QTL) from September 1995 to April 2005. Mr. Altman served as a director of Amylin Pharmaceuticals, Inc. from March 2006 to April 2010. Mr. Altman holds a B.S. degree in Political Science and Administration from Northern Arizona University and a J.D. from the University of San Diego.
     Derek K. Aberle, age 40, has served as Executive Vice President and as President of QTL since September 2008. From October 2006 to September 2008, he served as Senior Vice President and as General Manager of QTL. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. from the University of San Diego.
     Andrew M. Gilbert, age 47, has served as Executive Vice President and President of Qualcomm Europe since September 2010. He served as Executive Vice President and President of Qualcomm Internet Services (QIS) and Qualcomm Europe from May 2009 to September 2010, Executive Vice President and President of QIS, MediaFLO Technologies (MFT) and Qualcomm Europe from January 2008 to May 2009, as Senior Vice President and President of Qualcomm Europe from November 2006 to January 2008 and as President of Qualcomm Europe from February 2006 to November 2006. Mr. Gilbert joined Qualcomm in January 2006 as Vice President of Qualcomm

Europe. Prior to joining Qualcomm, he served as Vice President and General Manager of Flarion Technologies’ European, Middle Eastern and African regions from May 2002 to January 2006.
     Margaret “Peggy” L. Johnson, age 48, has served as Executive Vice President of the Americas and India since January 2008 and as Executive Vice President since December 2006. She served as President of MFT from December 2005 to January 2008 and as President of QIS from July 2001 to January 2008. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
     William E. Keitel, age 57, has served as Executive Vice President since December 2003 and as Chief Financial Officer since February 2002. He previously served as Senior Vice President and as Corporate Controller from May 1999 to February 2002. Mr. Keitel holds a B.A. degree in Business Administration from the University of Wisconsin and an M.B.A. from Arizona State University.
     James P. Lederer, age 50, has served as Executive Vice President and General Manager of Qualcomm CDMA Technologies (QCT) since May 2009. He served as Executive Vice President, QCT Business Planning and Finance from May 2008 to May 2009, Senior Vice President, QCT Finance from April 2005 to April 2008, Vice President, Finance from July 2001 to April 2005 and Senior Director, Finance from October 2000 to July 2001. Mr. Lederer joined Qualcomm in 1997 as Senior Manager, Corporate Finance. Mr. Lederer holds a B.S. degree in Business Administration (Finance/MIS) and an M.B.A. from the State University of New York at Buffalo.
     Steven M. Mollenkopf, age 41, has served as Executive Vice President and Group President since September 2010. He served as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to July 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
     Roberto Padovani, age 56, has served as Executive Vice President and Chief Technology Officer since November 2001. He previously served as Executive Vice President from July 2001 to November 2001 in Corporate Research and Development and as Senior Vice President from July 1996 to July 2001. Dr. Padovani holds a Laureate degree from the University of Padova, Italy and M.S. and Ph.D. degrees from the University of Massachusetts, Amherst, all in Electrical and Computer Engineering.
     Donald J. Rosenberg, age 59, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Computer, Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. from St. John’s University School of Law.
     Daniel L. Sullivan, age 59, has served as Executive Vice President of Human Resources since August 2001. He previously served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. in Organization Communication from the University of Nebraska.
     Jing Wang, age 48, has served as Executive Vice President of Asia Pacific, Middle East and Africa since January 2008. He previously served as Chairman, Qualcomm Asia Pacific from August 2006 to January 2008 and as Chairman, Qualcomm Greater China from March 2003 to August 2006. Mr. Wang joined Qualcomm as Senior Vice President in February 2001. Mr. Wang holds a B.A. degree in Literature from Anhui University, an LL.M from the People’s University of China, Department of Law, and an LL.M from the University of Virginia School Of Law.
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

Risks Related to Our Businesses
Our revenues are dependent on the commercial deployment of our CDMA- and OFDMA-based technologies and upgrades of 3G and 3G/4G multimode wireless communications equipment, products and services based on our technologies.
     We develop, patent and commercialize CDMA- and OFDMA-based technologies. Our revenues are dependent upon the commercial deployment of our technologies and upgrades of 3G and 3G/4G multimode wireless communications equipment, products and services based on our technologies. Our business may be harmed, and our investments in these technologies may not provide us an adequate return if:
•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades;

•	LTE, an OFDMA-based wireless standard, is not widely deployed or commercial deployment is delayed; or

•	wireless operators deploy other technologies.
     Our business is dependent on our ability to increase our market share and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless device markets. We are also dependent on the success of our customers, licensees and CDMA- and OFDMA-based wireless operators, as well as the timing of their deployment of new services. Our licensees and CDMA- or OFDMA-based wireless operators may incur lower gross margins on products or services based on our technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of our technologies and upgrades to 3G, 3G/4G multimode or 4G wireless communications equipment, products and services based on our technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our revenues can be impacted by the deployment of other technologies in place of CDMA- and/or OFDMA-based technologies or by the need to extend certain existing license agreements to cover additional later patents.
     Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMax) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMax industry standards and have granted royalty-bearing licenses to nine companies to make and sell products implementing those standards but not implementing 3G standards, we might not achieve the same royalty revenues on such LTE or WiMax products as on CDMA-based or multimode CDMA/OFDMA-based products.
     The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us under our license agreements. In order to license any such later patents, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. We might not be able to modify such license agreements in the future to license any such later patents or extend such date(s) to incorporate later patents without affecting the material terms and conditions of our license agreements with such licensees, and such modifications may impact our revenues.
Global economic conditions that impact the wireless communications industry could negatively affect the demand for our products and our customers’ products, which may negatively affect our revenues.
     Despite the recent improvements in market conditions, a future decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or others in the wireless industry, such as wireless operators. Other unexpected negative events may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at equipment manufacturers and wireless operators. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to cancellation or delay of orders for our products.
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand for our products and the products of our customers and licensees, declining average selling prices for our licensees’ products and our products and/or new specifications or requirements placed upon our products, each of which could negatively affect our revenues and operating results.
     Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and we cannot assure you that the revenues generated or the timing of their deployment, which may be dependent on the actions of others, will meet our expectations. Competition in the telecommunications market is affected by various factors that include, among others: evolving industry standards, evolving methods of transmission for wireless voice and data communications; value-added features that drive replacement rates and selling prices; scalability and the ability of the system technology to meet customers’ immediate and future network requirements.
     Our future success will depend on, among other factors, our ability to:
•	continue to keep pace with technological developments;
•	drive adoption of our integrated circuit products across a broad spectrum of wireless devices sold by our customers and licensees;
•	develop and introduce new products, services, technologies and enhancements on a timely basis;
•	effectively develop and commercialize turnkey, integrated product offerings that incorporate our integrated circuits, software, user interface and applications;
•	become a preferred partner for operating system platforms, such as Android and Windows Mobile;
•	focus our services businesses on key platforms that create standalone value or contribute to the success of our other businesses; and
•	succeed in significant foreign markets, such as China, India and Europe.
     Companies that promote non-CDMA technologies (e.g., GSM, WiMax) and companies that design CDMA-based integrated circuits are generally competitors or potential competitors. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Infineon, Intel, Marvell Technology, Mediatek, nVidia, Renesas Electronics, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer (OEM) companies in developing territories (e.g., China).
     In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets and associated software, that will incorporate “open source” software elements and operate in an “open source” environment, which may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Developing open source products, with regard to adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
     Competition may reduce average selling prices for our chipset products and the products of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease, our operating results could be negatively affected.
     Our QCT segment derives a significant portion of revenues from a small number of customers. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the deferral or cancellation and harm our ability to achieve or sustain expected levels of operating results. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will largely depend upon the timing and size of any future purchase orders from these customers.
     Although we have more than 185 licensees, our QTL segment derives a significant portion of royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have a material adverse effect on our revenues.
Efforts by some telecommunications equipment manufacturers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or actions by foreign governments, Standards Development Organizations (SDOs) or other industry groups that harm our business.
     A small number of companies have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with carriers, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests. If such proposals and strategies are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges regardless of their merits will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our proprietary intellectual property rights or could result in the loss of our ability to enforce one or more patents.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products and technologies is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing, issuance of spectrum licenses or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including: challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products.
     A substantial portion of our patents and patent applications relate to our wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. We may need to litigate to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
Claims by other companies that we infringe their intellectual property or that patents on which we rely are invalid could adversely affect our business.
     From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have a material adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results.
     We expect that we will continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets) and the imposition of royalty payments that might make purchases of our chipsets less economical for our customers. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
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

Our earnings and stock price are subject to substantial quarterly and annual fluctuations and to market downturns.
     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include, among others:
•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	proprietary rights or product or patent litigation against us or against our customers or licensees;
•	strategic transactions, such as spin-offs, acquisitions and divestitures;
•	unexpected and/or significant changes in the average selling price of our licensees’ products and our products;
•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us; or
•	rumors or allegations regarding our financial disclosures or practices.
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
     Any prolonged financial or economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees and/or customers; and counterparty failures negatively impacting our treasury operations.
     Financial market volatility has impacted, and could continue to impact, the value and performance of our marketable securities. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, impairment charges related to marketable securities and other investments, changes in interest rates and changes in fair values of derivative instruments. Our cash equivalent and marketable securities investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements and financial market conditions in fixed income and equity securities.
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
We depend upon a limited number of third-party suppliers to manufacture and test component parts, subassemblies and finished goods for our products. If these third-party suppliers do not allocate adequate manufacturing and test capacity in their facilities to produce products on our behalf, or if there are any disruptions in the operations of, or a loss of, any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business.
     Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations. In the event of a loss of, or a decision to change, a supplier, qualifying a new foundry supplier and commencing volume production or testing could involve delay and expense, resulting in possible loss of customers.
     While our goal is to establish alternate suppliers for technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers.
     QCT Segment. Although we have entered into long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenues and cost expectations. The timing of acceptance of the smaller technology designs by our customers may subject us to the risk of excess inventories of earlier designs.
     QMT Division. Our QMT division needs to form and maintain reliable business relationships with component supply partners to support the manufacture of interferometric modulator (IMOD) displays and/or modules in commercial volumes. All of our current relationships have been for the development and limited production of certain IMOD display panels and/or modules. Some or all of these relationships may not succeed or, even if they are successful, may not result in the component supply partners entering into material supply relationships with us.
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
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in both fiscal 2010 and 2009. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:
•	Our products and those of our customers and licensees that are sold into foreign markets may become less price-competitive as a result of adverse currency fluctuations;
•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. Weakening of currency values in selected regions could adversely affect our revenues and cash flows;
•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform;
•	Our loan payable to banks is denominated in Indian rupees. If the U.S. dollar significantly weakens, additional cash may be required to settle this obligation and the related interest; and
•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies.

We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
     From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including spectrum licenses, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies. Many of our strategic investments are in early-stage companies to support our business, including the global adoption of CDMA- or OFDMA-based technologies and related services. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
     Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others: retaining key employees; maintaining important relationships of Qualcomm and the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
     We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisitions. We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain.
Defects or errors in our products and services or in the products of our customers could harm our business. If we experience product liability claims or recalls, we may incur significant expenses and experience decreased demand for our products.
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have an adverse impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis, customer or licensee demand for our products or the commitment of financial and/or engineering resources that could affect future product release schedules. Additionally, a defect or failure in our products or the products of our customers or licensees could harm our reputation and/or adversely affect the growth of 3G and 3G/4G multimode wireless markets.
     Manufacturing, testing, marketing and use of our products and those of our licensees and customers entail the risk of product liability. The use of wireless devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. We continue to expand our focus on this issue and take measures to safeguard the software from this threat. However, this issue carries the risk of general product liability claims along with the associated impacts on reputation and demand. In addition, a product liability claim or recall, whether against our licensees, customers or us, could harm our reputation and result in decreased demand for our products.
Our Firethorn and FLO TV businesses do not currently generate operating income and may not succeed or their operating results may not meet our expectations.
     If our Firethorn and/or FLO TV businesses do not succeed, our investments in their technologies may not provide us an adequate return, and our business could be harmed. Consumer acceptance of our Firethorn service offerings will continue to be affected by competition, technology-based differences and by the operational performance, quality and reliability of our services platforms. Our FLO TV business had $1.3 billion in assets (including $746 million in spectrum licenses used by our FLO TV subsidiary) at September 26, 2010. We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. In addition to our ongoing operating costs, we expect to incur restructuring charges related to this plan in the range of $125 million to $175 million in fiscal 2011, which are primarily related to certain contractual obligations. Additionally, we continue to evaluate strategic options for the FLO TV business, which include, but are not limited to, operating the FLO TV network under a new wholesale service; sale to, or joint venture with, a third party; and/or the sale of the spectrum licenses and the discontinuance of the operation of the network. Additional charges, including impairment of assets, may be incurred as we continue to evaluate or implement these strategic options or if we are unable to generate adequate future cash flows associated with this business.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
     While we continue to believe our QMT division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that our IMOD product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently, and we believe will likely continue to be, dominated by displays based on liquid crystal display (LCD) technology for some time. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us. Our QMT division had $384 million in assets (including $128 million in goodwill) at September 26, 2010. If we do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Potential tax liabilities could adversely affect our results.
     We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in historical income tax provisions and accruals. In such case, our income tax provision and net income in the period or periods in which that determination is made could be negatively affected. In addition, tax rules may change that may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Our future financial results and liquidity may be adversely affected if accounting rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.
     Concerns over the effects of radio frequency emissions may have the effect of discouraging the use of wireless devices, which may decrease demand for our products and those of our licensees and customers. Interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these concerns could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.
Our business and operations would suffer in the event of system failures.
     Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts and telecommunication failures, among other factors. Any system failure, accident or security breach that causes interruptions in our operations, or in our vendors’, customers’

or licensees’ operations, could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
     From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business, delays in our external financial reporting or failures in our system of internal controls, that could have a material adverse effect on our results of operations.
We are subject to government regulation pertaining to environmental and safety laws, to our industry, products and services, to corporate governance and public disclosure and to health care.
     National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products. It may also be difficult to comply with laws and regulations in a timely manner, and we may not have compliant products available in the quantities requested by our customers, which may have an adverse impact on our results of operations. There is also the potential for higher costs driven by climate change regulations. Our costs could increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us.
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
     Our products and services, and those of our customers and licensees, are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. The adoption of new laws or regulations, changes in the regulation of our activities, or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, including, among other factors, changes in laws, policies, practices or enforcement affecting trade, foreign investments, licensing practices, spectrum license issuance, adoption of standards, the provision of wireless device subsidies by wireless operators to their customers, taxation, environmental protection, loans and employment.
     We hold licenses to use spectrum in the United States and the United Kingdom, and we expect that licenses to use the BWA spectrum recently won in the auction in India will be assigned to us by December 2010. Our licenses to use spectrum in the United States are subject to a variety of ongoing FCC proceedings. It is impossible to predict with certainty the outcome of pending FCC or other federal or state regulatory proceedings and the potential impact to our FLO TV business or to our use of the spectrum for which we hold licenses. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. Furthermore, certain of our licenses in the United States are subject to minimum build-out requirements to be met at various dates beginning in June 2013. The BWA spectrum licenses will be subject to minimum build-out requirements to be met within five years of the effective date of the license. If we do not meet these requirements, the relevant government authorities could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. Changes in the allocation of available spectrum by the countries in which we hold licenses could have a material adverse risk on our business and the value of our assets.
     Changing laws, regulations and standards relating to corporate governance, public disclosure and health care may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure and complying with laws and regulations. Evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies, procedures, and/or health plans and may divert management time and attention to compliance activities. Our efforts to comply with new or changed laws, regulations and standards may fail, particularly if there is ambiguity as to how such new or changed laws, regulations and standards should be applied in practice. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

We may not be able to attract and retain qualified employees.
     Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry. We do not have employment agreements with our key management personnel. In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At September 26, 2010, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
33	United States	Owned	4,026	Executive and administrative offices, research and development, sales and marketing, service functions,manufacturing and network management hub.

32	United States	Leased	1,140	Administrative offices, research and development, sales and marketing, service functions and network management hub.

10	Mexico	Leased	317	Administrative offices, sales and marketing, service functions, manufacturing and network management hub.

7	India	Leased	408	Administrative offices, research and development and sales and marketing.

5	Taiwan	Leased	134	Administrative offices, research and development and sales and marketing.

4	China	Leased	131	Administrative offices, research and development, sales and marketing, service functions and network operating centers.

3	Korea	Leased	93	Administrative offices, research and development and sales and marketing.

1	Israel	Leased	67	Administrative offices, research and development and sales and marketing.

4	England	Leased	65	Administrative offices, research and development and sales and marketing.

1	India	Owned	56	Administrative offices, research and development and sales and marketing.

2	Canada	Leased	51	Administrative office, research and development and sales and marketing.

3	Singapore	Leased	40	Administrative offices, research and development and sales and marketing.

34	Other International	Leased	158	Administrative offices, research and development and sales and marketing.

	Total square footage		6,686

     In addition to the facilities above, we own or lease approximately 232,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2029 not including renewals that would be at our option. At September 26, 2010, we also lease space on base station towers and buildings pursuant to 570 lease arrangements for our FLO TV network. The majority of our cell site leases have an initial term of five to seven years with renewal options of up to five additional five-year periods.
     Several owned and leased facilities are under construction totaling approximately 286,000 additional square feet to meet the requirements projected in our long-term business plan. In fiscal 2011, we intend to initiate construction of a manufacturing facility in Taiwan for our display business. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC proceeding, including appeals. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final. Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the ITC Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed, and it issued the following remedial orders: (1) a limited exclusion order that bans us and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits us from engaging in certain domestic activities respecting those products. The President declined to review the decision. We and other respondents appealed. Oral argument was held on June 9, 2010, and the appellate court decision is expected within the next several months. During the period of the exclusion order, which has since expired as described below, we shifted supply of accused chips for the United States market to a licensed supplier of Tessera, and we continued to supply the United States market without interruption. The subject patents expired on September 24, 2010, at which time the ITC orders ceased to be operative.
     Korea Fair Trade Commission (KFTC) Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming and Thin Multimedia) filed complaints with the KFTC alleging that certain of our business practices violate South Korean antitrust regulations. As a result of its agreement with us, Broadcom withdrew its complaint to the KFTC in May 2009. After a hearing, the KFTC announced its ruling via press release in July 2009. On January 4, 2010, the KFTC issued its written decision, explaining its ruling that we violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine of 273.2 billion Korean won, for which we accrued a $230 million charge in fiscal 2009, and ordered us to cease the practices at issue. In February 2010, we filed a complaint against the KFTC with the Seoul High Court appealing the KFTC’s written decision. We do not anticipate that the cease and desist remedies ordered will have a material effect on the results of our operations. In July 2009, the KFTC also announced that it would continue its review of our integration of multimedia functions into our chips, but it has not announced any decisions in that regard. We believe that our practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with our customers’ desires.
     Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The CDO seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. We have invoked our right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted our motion and issued a stay of the CDO pending the administrative hearing before the JFTC. The JFTC has had four hearing days to date, with two additional hearing days scheduled through February 2011, and additional hearing days yet to be scheduled.

     Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided us with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that we have engaged in anticompetitive activity. We have been asked by the Commission to submit a preliminary response to the portions of the Complaint disclosed to it, and we submitted our response in July 2010. We will cooperate fully with the Commission.
     Panasonic Arbitration: On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber devices sold on or after December 21, 2008, and that we breached the license agreement between the parties as well as certain commitments to standards setting organizations. On January 31, 2010, Panasonic amended the arbitration demand to include claims based on alleged misrepresentations and the Japanese Antimonopoly Act and increased its claim for damages to include royalties it has paid on its WCDMA subscriber devices sold prior to December 21, 2008. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. We have responded to the arbitration demand, denying the allegations and requesting judgment in our favor on all claims. The arbitration hearing is proceeding in phases. The first phase hearing was completed in July 2010. On October 15, 2010, the arbitrator issued an interim order finding that we did not breach the license agreement. Additional phases to address the other claims and allegations noted above have not yet been scheduled. Although we believe Panasonic’s claims are without merit, we have deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 and in fiscal 2010.
     Formal Order of Private Investigation: On September 8, 2010, we were notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. We understand that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of our Board of Directors and to the SEC. The audit committee has conducted an internal review with the assistance of independent counsel and independent forensic accountants. This recently concluded internal review into the allegations and related accounting practices did not identify any errors in our financial statements. We continue to cooperate with the SEC’s ongoing investigation.
     Other: We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in federal court in Pennsylvania and Washington D.C. superior court, seeking monetary damages arising out of our sale of cellular phones.
     While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Item 4. (Removed and Reserved)

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

	High ($)	Low ($)
2009
First quarter	45.57	28.16
Second quarter	39.70	32.64
Third quarter	46.73	37.32
Fourth quarter	48.72	42.67

2010
First quarter	46.35	40.15
Second quarter	49.80	35.46
Third quarter	43.39	34.28
Fourth quarter	44.97	31.63
     At November 1, 2010, there were 8,838 holders of record of our common stock. On November 1, 2010, the last sale price reported on the NASDAQ Stock Market for our common stock was $45.33 per share.
Dividends
     On March 3, 2009, we announced an increase in our quarterly dividend from $0.16 to $0.17 per share on our common stock. On March 1, 2010, we announced an increase in our quarterly dividend from $0.17 to $0.19 per share of common stock. Cash dividends announced in fiscal 2009 and 2010 were as follows (in millions, except per share data):

			Cumulative
	Per Share	Total	by Fiscal Year
2009
First quarter	$0.16	$264	$264
Second quarter	0.16	264	528
Third quarter	0.17	282	810
Fourth quarter	0.17	283	1,093

	$0.66	$1,093

2010
First quarter	$0.17	$284	$284
Second quarter	0.17	279	563
Third quarter	0.19	309	872
Fourth quarter	0.19	305	1,177

	$0.72	$1,177

     On October 13, 2010, we announced a cash dividend of $0.19 per share on our common stock, payable on December 22, 2010 to stockholders of record as of November 24, 2010. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model.

Share-Based Compensation
     We primarily issue stock options and restricted stock units under our equity compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
     Our 2006 Long-Term Incentive Plan (2006 Plan) provides for the grant of both incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance units and shares and other stock-based awards. Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. Restricted stock units generally vest three years from the date of grant. The Board of Directors may terminate the 2006 Plan at any time.
     Additional information regarding our share-based compensation plans and plan activity for fiscal 2010, 2009 and 2008 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 — Employee Benefit Plans” and in our 2011 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
     Issuer purchases of equity securities during the fourth quarter of fiscal 2010 were (in millions, except per share data):

			Total Number of Shares
			Purchased as Part of	Approximate Dollar Value of
		Average	Publicly Announced	Shares that May Yet Be
	Total Number of	Price Paid Per Share	Plans or Programs	Purchased Under the Plans
	Shares Purchased	(1)	(2)	or Programs (2)
June 28, 2010, to July 25, 2010	3.5	$34.68	3.5	$1,700
July 26, 2010 to August 22, 2010	—	—	—	1,700
August 23, 2010 to September 26, 2010	—	—	—	1,700

Total	3.5		3.5	$1,700

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)	On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $1.7 billion of that amount remained available at September 26, 2010. The stock repurchase program has no expiration date.
Performance Measurement Comparison of Stockholder Return
     The following graph compares total stockholder return on our common stock since September 25, 2005 to three indices: the Standard & Poor’s 500 Stock Index (the S&P 500), the Nasdaq 100 Index (Nasdaq 100) and the Nasdaq Industry Index for Communications Equipment Stocks, SIC 3660-3669 (the Nasdaq Industry). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The Nasdaq 100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the Nasdaq Stock Market based on market capitalization. The Nasdaq Industry tracks the aggregate price performance of equity securities of communications equipment companies traded on the NASDAQ Stock Market.
     Our business continues to evolve along with the technology landscape and ecosystem. Our operations include licensing portions of our intellectual property to manufacturers of wireless products, sales of integrated circuits, other equipment and software, and providing services. In response to this evolution, we believe that the Nasdaq 100 is a more representative peer group than the Nasdaq Industry, which we have used historically. In addition, starting in fiscal 2010, we aligned part of our executive compensation with the performance of Qualcomm stock relative to the Nasdaq 100. To ensure that our peer benchmark is consistent with how we view and manage our business, we have elected to change our peer benchmark from the Nasdaq Industry to the Nasdaq 100 beginning in fiscal 2010. Below we present both the Nasdaq Industry and the Nasdaq 100 for comparison purposes.

     The total return for our stock and for each index assumes the reinvestment of dividends and is based on the returns of the component companies weighted according to their capitalizations at the end of each annual period. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the NASDAQ Global Select Market and is a component of each of the S&P 500, the Nasdaq Industry and the Nasdaq 100.
Comparison of Cumulative Total Return on Investment Since
September 25, 2005 (1)
     The Company’s closing stock price on September 24, 2010, the last trading day of the Company’s 2010 fiscal year, was $44.55 per share.

(1)	Shows the cumulative total return on investment assuming an investment of $100 (including reinvestment of dividends) in our common stock, the S&P 500, the Nasdaq Industry and the Nasdaq 100 on September 25, 2005. All returns are reported as of our fiscal year end, which is the last Sunday in September.

Item 6. Selected Financial Data
     The following balance sheet data and statement of operations data for the five fiscal years ended September 26, 2010, September 27, 2009, September 28, 2008, September 30, 2007, and September 24, 2006 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 26, 2010 and September 27, 2009 and the related consolidated statements of operations and cash flows for fiscal 2010, 2009 and 2008 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended(1)
	September 26,	September 27,	September 28,	September 30,	September 24,
	2010	2009	2008	2007	2006
	(In millions, except per share data)
Statement of Operations Data:

Revenues	$10,991	$10,416	$11,142	$8,871	$7,526
Operating income	3,283	2,226	3,730	2,883	2,690
Net income	3,247	1,592	3,160	3,303	2,470

Per Share Data:

Net income — basic	$1.98	$0.96	$1.94	$1.99	$1.49
Net income — diluted	1.96	0.95	1.90	1.95	1.44
Dividends announced	0.72	0.66	0.60	0.52	0.42

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$18,402	$17,742	$11,269	$11,815	$9,949
Total assets	30,572	27,445	24,712	18,495	15,208
Loan payable to banks	1,086	—	—	—	—
Capital lease obligations	221	187	142	91	58
Other long-term liabilities (2)	540	665	418	169	181
Total stockholders’ equity	20,858	20,316	17,944	15,835	13,406

(1)	Our fiscal year ends on the last Sunday in September. The fiscal years ended September 26, 2010, September 27, 2009, September 28, 2008, and September 24, 2006 each included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.

(2)	Other long-term liabilities in this balance sheet data exclude capital lease obligations and unearned revenues. Capital lease obligations are included in other liabilities in the consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.
Overview
Recent Developments
     Revenues of $11.0 billion and net income of $3.2 billion for fiscal 2010 were impacted by the following key items:
•	We shipped approximately 399 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 26%, compared to approximately 317 million MSM integrated circuits in fiscal 2009. The chipset volume in fiscal 2009 was affected by the slowdown in the worldwide economy.

•	Total reported device sales were approximately $105.7 billion, an increase of approximately 7%, compared to approximately $98.5 billion in fiscal 2009. (1)
     Against this backdrop, the following recent developments occurred during fiscal 2010 with respect to key elements of our business or our industry:
•	Worldwide wireless subscribers grew by approximately 15% to reach approximately 5.2 billion.(2)

•	Worldwide 3G subscribers (all CDMA-based) grew to approximately 1.15 billion, approximately 22% of total wireless subscribers, including approximately 500 million CDMA2000 1X/1xEV-DO subscribers and approximately 645 million WCDMA/HSPA/TD-SCDMA subscribers. (2)

•	In the handset market, CDMA-based unit shipments grew an estimated 21% year-over-year, compared to an estimated increase of 14% year-over-year across all technologies. (3)

•	In June 2010, we won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction for $1.1 billion. We entered the BWA auction to facilitate the deployment of LTE technology as a complement to the existing 3G HSPA and EV-DO networks in India.

(1)	Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time.

(2)	According to Wireless Intelligence estimates as of November 1, 2010, for the quarter ending September 30, 2010. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(3)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their August 2010 Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of CDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. These integrated circuits for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, radio conversion between RF and baseband signals, power management and peripheral connectivity. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 61%, 59% and 60% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively.
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
     QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 33%, 35% and 33% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through September 2010, QES has shipped approximately 1,423,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 6%, 6% and 7% of total consolidated revenues fiscal 2010, 2009 and 2008, respectively.
     QSI consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments in early-stage and other companies and in wireless spectrum, such as the BWA spectrum recently won in the auction in India, that we believe will open new markets for CDMA- and OFDMA-based technologies, support the design and introduction of new CDMA and OFDMA products and services for wireless voice and internet data communications or possess unique capabilities or technology. Our FLO TV subsidiary offers its service over our nationwide multicast network based on our MediaFLO Media Distribution System (MDS) and MediaFLO technology, which leverages the Forward Link Only (FLO) air interface standard. This network is utilized as a shared resource for wireless operators and their customers in the United States. FLO TV’s network uses the 700 MHz spectrum for which we hold licenses nationwide. We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. Additionally, we continue to evaluate strategic options for the FLO TV business, which include, but are not limited to, operating the FLO TV network under a new wholesale service model; sale to, or joint venture with, a third party; and/or the sale of the spectrum licenses and the discontinuance of the operation of the network. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future.
     Nonreportable segments include: the Qualcomm MEMS Technologies division, which continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the MediaFLO Technologies division, which is comprised of the FLO Technology group, which continues to develop our MediaFLO MDS and MediaFLO technology, and the FLO International group, which markets MediaFLO for deployment outside of the United States; and other product initiatives.
Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Many wireless operators are also planning to complement their existing 3G networks by deploying OFDMA-based technology, often called 4G, in new spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The worldwide transition to 3G CDMA-based networks is expected to continue. With the recently completed auction of 3G spectrum in India, we look forward to network launches and expansion of 3G in that region along with the continued expansion of 3G in China.

•	We expect consumer demand for advanced 3G-based devices, including smartphones, other data devices and new device categories, such as eBook readers and tablets, to continue at a strong pace. We also expect growth in lower-end 3G devices as 3G expands in emerging markets. We still face significant competition in the lower-end market from GSM-based products, particularly in emerging markets.

•	We expect that CDMA-based device prices will continue to segment into high and low end due to increased development of smartphones and popularity of smartphone applications on the high end and high volumes and active competition throughout the world on both the low and high end. This, along with a tempered economic recovery combined with growth in emerging markets, is expected to continue to impact the average selling price of CDMA-based devices.

•	We continue to invest significant resources toward the development of technology to increase the data rates available with 3G and 4G networks, wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry.

•	We continue to invest in the evolution of CDMA and a broad range of other technologies, such as LTE, our IMOD display technology and our Snapdragon platform, as part of our vision to enable a wide range of products and technologies.

•	We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. Additionally, we continue to evaluate strategic options for the FLO TV business, which include, but are not limited to, operating the FLO TV network under a new wholesale service model; sale to, or joint venture with, a third party; and/or the sale of the spectrum licenses and the discontinuance of the operation of the network.
     In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless market. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.
     Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
     Revenues from customers in China, South Korea, Taiwan and Japan comprised 29%, 27% , 12% and 9%, respectively, of total consolidated revenues for fiscal 2010, as compared to 23%, 35%, 8% and 11%, respectively, for fiscal 2009, and 21%, 35%, 5% and 14%, respectively, for fiscal 2008. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees.
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
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, royalties and license fees for our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services, software hosting services and services related to delivery of multimedia content. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates. We record reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Certain reductions to revenue for customer incentives are based on estimates, including our assumptions related to historical and projected customer sales volumes, market share and inventory levels.
     We license or otherwise provide rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to fifteen years. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. From time to time, licensees will not report royalties timely due to legal disputes or other reasons, and when this occurs, the timing and comparability of royalty revenues could be affected.
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. At September 26, 2010, our goodwill and intangible assets, net of accumulated amortization, were $1.5 billion and $3.0 billion, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets, or our conclusion that the value of certain assets is not reliably estimable, may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.
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
     We hold minority investments in publicly-traded companies whose share prices may be highly volatile. We also hold investments in other marketable securities, including non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds and notes, auction rate securities and mortgage- and asset-backed securities. These investments, which are recorded at fair value with increases or decreases generally recorded through stockholders’ equity as other comprehensive income or loss, totaled $14.9 billion at September 26, 2010. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments may be subject to substantial quarterly and annual fluctuations and to significant market volatility. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been below its original cost, the extent of the general decline in prices or an increase in the default or recovery rates of securities in an asset class, negative events such as a bankruptcy filing or a need to raise capital or seek financial support from the government or others, the performance and pricing of the investee’s securities in relation to the securities of its competitors within the industry and the market in general and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. If we determine that a security price decline is other than temporary, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2010, 2009 and 2008, we recorded $111 million, $743 million and $502 million, respectively, in net impairment losses on our investments in marketable securities.
     Share-Based Compensation. Share-based compensation expense recognized during fiscal 2010, 2009 and 2008 was $615 million, $584 million and $543 million, respectively. Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We generally estimate the value of stock option awards using a lattice binomial option-pricing model. Accordingly, the fair value of an option award as determined using an option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. For purposes of estimating the fair value of stock options, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model. The assumption inputs related to employee exercise behavior include estimates of the post-vest forfeiture rate and suboptimal exercise factors, which are based on historical experience. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.
     Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (IRS) and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those which are reflected in historical income tax provisions and recorded assets and liabilities. We are participating in the IRS Compliance

Assurance Process program whereby we endeavor to agree with the IRS on the treatment of all issues prior to filing our federal return. A benefit of participation in this program is that post-filing adjustments by the IRS are less likely to occur.
     We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. At September 26, 2010, gross deferred tax assets were $2.8 billion. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
     We can only use net operating losses to offset taxable income of certain legal entities in certain tax jurisdictions. At September 26, 2010, we had unused federal, state and foreign net operating losses of $114 million, $284 million and $40 million, respectively. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the net operating losses we have incurred through fiscal 2010. Therefore, we have provided a $17 million valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future taxable income in certain jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of taxable income are reflected in the period the change is made.
     We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $4.2 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $10.6 billion of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations. For example, we recorded a $783 million charge during fiscal 2009 in connection with a litigation settlement charge related to the Settlement and Patent License and Non-Assert Agreement with Broadcom. We are engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Fiscal 2010 Compared to Fiscal 2009
     Revenues. Total revenues for fiscal 2010 were $10.99 billion, compared to $10.42 billion for fiscal 2009. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 25% and 31% in aggregate of total consolidated revenues in fiscal 2010 and 2009, respectively.
     Revenues from sales of equipment and services for fiscal 2010 were $6.98 billion, compared to $6.47 billion for fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $541 million increase in QCT revenues. Revenues from licensing and royalty fees for fiscal 2010 were $4.01 billion, compared to $3.95 billion for fiscal 2009. The increase in revenues from licensing and royalty fees was primarily due to a $56 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2010 was $3.52 billion, compared to $3.18 billion for fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 50% for fiscal 2010, compared to 49% for fiscal 2009. The decrease in margin percentage was primarily attributable to the effect of increases in costs related to our FLO TV subsidiary and our QMT division, partially offset by an increase in QCT gross margin percentage. Cost of equipment and services revenues included $42 million in share-based compensation in fiscal 2010, compared to $41 million for fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For fiscal 2010, research and development expenses were $2.55 billion or 23% of revenues, compared to $2.44 billion or 23% of revenues for fiscal 2009. The dollar increase is primarily attributable to a $156 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The increase in research and development expenses was partially offset by a $65 million decrease in costs primarily related to the development of our asset-tracking products and services and Brew products. Research and development expenses for fiscal 2010 included share-based compensation of $300 million, compared to $280 million in fiscal 2009.
     Selling, General and Administrative Expenses. For fiscal 2010, selling, general and administrative expenses were $1.64 billion or 15% of revenues, compared to $1.56 billion or 15% of revenues for fiscal 2009. The dollar increase was primarily attributable to a $61 million increase in selling and marketing expenses, a $56 million increase in patent-related costs and a $23 million increase in employee-related expenses, partially offset by a $62 million gain on the sale of our Australia spectrum license. Selling, general and administrative expenses for fiscal 2010 included share-based compensation of $273 million, compared to $263 million in fiscal 2009.
     Other Operating Expenses. Operating expenses for fiscal 2009 included a $783 million charge in connection with the Settlement and Patent License and Non-Assert Agreement with Broadcom and a $230 million fine levied by the KFTC.
     Net Investment Income. Net investment income was $751 million for fiscal 2010, compared to a net investment loss of $150 million for fiscal 2009. The net increase was comprised as follows (in millions):

	Year Ended
	September 26,	September 27,
	2010	2009	Change
Interest and dividend income:
Corporate and other segments	$522	$513	$9
QSI	8	3	$5
Interest expense	(58)	(24)	(34)
Net realized gains on investments:
Corporate and other segments	379	107	272
QSI	26	30	(4)
Net impairment losses on investments:
Corporate and other segments	(110)	(734)	624
QSI	(15)	(29)	14
Gains on derivative instruments	3	1	2
Equity in losses of investees	(4)	(17)	13

	$751	$(150)	$901

     During fiscal 2010, we recorded lower impairment losses and higher realized gains on marketable securities, compared to fiscal 2009. Depressed security values caused by a major disruption in the United States and foreign financial markets impacted our results in fiscal 2009 and continued to cause impairment losses in fiscal 2010, but to a much lesser extent. The increase in interest expense is primarily the result of the short-term bank loan related to the BWA spectrum recently won in the India auction.
     Income Tax Expense. Income tax expense was $787 million for fiscal 2010, compared to $484 million for fiscal 2009. The annual effective tax rate was 20% for fiscal 2010, compared to 23% for fiscal 2009. The annual effective tax rate for fiscal 2010 was lower than fiscal 2009 primarily as a result of the net decrease in valuation allowance on the deferred tax asset related to capital losses and an increase in tax benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by a decrease in tax benefit related to tax audits settled during the year and a decrease in research and development tax credits.
     The annual effective tax rate for fiscal 2010 was 20% and only reflected the United States federal research and development credits generated through December 31, 2009, the date on which they expired. The annual effective tax rate for fiscal 2010 of 20% was less than the United States federal statutory rate primarily due to benefits of 22% related to foreign earnings taxed at less than the United States federal rate, 1% related to a decrease in valuation allowance recorded in fiscal 2010 on the deferred tax asset related to capital losses and 1% related to research and development tax credits, partially offset by state taxes of 5% and tax expense of 4% related to the valuation of deferred tax assets to reflect changes in California law, primarily deferred revenue that was taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower.
     Deferred tax assets, net of valuation allowance, increased during fiscal 2010 primarily due to the establishment of the deferred tax asset related to revenue derived from the Company’s 2008 license and settlement agreements with Nokia.
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
     Revenues from sales of equipment and services for fiscal 2009 were $6.47 billion, compared to $7.16 billion for fiscal 2008. The decrease in revenues from sales of equipment and services was primarily due to a $597 million decrease in QCT revenues and a $79 million decrease in QES revenues. Revenues from licensing and royalty fees for fiscal 2009 were $3.95 billion, compared to $3.98 billion for fiscal 2008. The decrease in revenues from licensing and royalty fees was primarily due to a $26 million decrease in QIS revenues.
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
     Other Operating Expenses. Operating expenses for fiscal 2009 included a $783 million charge in connection with the Settlement and Patent License and Non-Assert Agreement with Broadcom and a $230 million fine levied by the KFTC.
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

     Net impairment losses on marketable securities related primarily to depressed securities values caused by the prolonged disruption in global financial markets affecting consumers and the banking, finance and housing industries. This disruption was evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities.
     Income Tax Expense. Income tax expense was $484 million for fiscal 2009, compared to $666 million for fiscal 2008. The annual effective tax rate was 23% for fiscal 2009, compared to 17% for fiscal 2008. The annual effective tax rate for fiscal 2009 was higher than the annual effective tax rate for fiscal 2008 primarily due to a decrease in foreign earnings taxed at less than the United States federal rate, an increase in the valuation allowance on capital losses recognized in earnings and the revaluation of net deferred tax assets to reflect changes in California law, partially offset by adjustments to prior year estimates of uncertain tax positions as a result of tax audits during fiscal 2009.
     The annual effective tax rate for fiscal 2009 of 23% was less than the United States federal statutory rate primarily due to benefits of approximately 20% related to foreign earnings taxed at less than the United States federal rate, 7% related to adjustments to prior year estimates of uncertain tax positions as a result of tax audits during the year and 5% related to research and development tax credits, partially offset by an increase in valuation allowance related to capital losses of 11%, the revaluation of net deferred items of 4% and state taxes of approximately 5%.
Our Segment Results for Fiscal 2010 Compared to Fiscal 2009
     The following should be read in conjunction with the fiscal 2010 and 2009 financial results for each reporting segment. See “Notes to Consolidated Financial Statements – Note 10 – Segment Information.”
     QCT Segment. QCT revenues for fiscal 2010 were $6.70 billion, compared to $6.14 billion for fiscal 2009. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $6.47 billion for fiscal 2010, compared to $5.93 billion for fiscal 2009. The increase in equipment and services revenues resulted primarily from a $1.25 billion increase related to higher unit shipments, partially offset by a decrease of $713 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 399 million MSM integrated circuits were sold during fiscal 2010, compared to approximately 317 million for fiscal 2009. The chipset volume in fiscal 2009 was impacted by the slowdown in the worldwide economy that caused contraction in the CDMA-based channel inventory and resulted in lower demand for CDMA-based MSM integrated chips.
     QCT earnings before taxes for fiscal 2010 were $1.69 billion, compared to $1.44 million for fiscal 2009. QCT operating income as a percentage of revenues (operating margin percentage) was 25% in fiscal 2010, compared to 23% in fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in revenues, partially offset by an increase in research and development expenses. The increase in QCT operating margin percentage was primarily due to an increase in gross margin percentage and a decrease in selling, general and administrative expenses as a percentage of revenues driven primarily by the increase in revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs, lower average selling prices and favorable product mix.
     QCT inventory increased by 18% in fiscal 2010 from $408 million to $481 million primarily due to an increase in work-in-process associated with growth in sales volume and the net effects of changes in integrated circuit product mix.
     QTL Segment. QTL revenues for fiscal 2010 were $3.66 billion, compared to $3.61 billion for fiscal 2009. Revenues in fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. QTL earnings before taxes for fiscal 2010 were $3.02 billion, compared to $3.07 billion for fiscal 2009. QTL operating margin percentage was 83% in the fiscal 2010, compared to 85% in fiscal 2009. The decrease in QTL earnings before taxes was primarily attributable to an increase in patent-related costs, partially offset by the increase in revenues, which resulted in a corresponding decrease in operating margin percentage.
     QWI Segment. QWI revenues for fiscal 2010 were $628 million, compared to $641 million for fiscal 2009. Revenues decreased primarily due to a $56 million decrease in QIS revenues, partially offset by a $31 million increase in QES revenues. The decrease in QIS revenues was primarily attributable to a $39 million decrease in QChat revenues resulting from decreased development efforts under the licensing agreement with Sprint and a $16 million decrease in Brew revenues resulting from lower consumer demand. The increase in QES revenues was primarily attributable to a $58 million increase in equipment revenue resulting from higher unit shipments, partially offset by a $31 million decrease in messaging and other services revenue. QWI earnings before taxes for fiscal 2010 were $12 million, compared to $20 million for fiscal 2009. QWI operating margin percentage was 1% in fiscal 2010, compared to 3% in fiscal 2009. The decrease in QWI earnings before taxes was primarily attributable to the decrease in revenues, partially offset by a decrease in research and development expenses. The decrease in QWI operating margin percentage was primarily attributable to a decrease in QIS gross margin percentage, partially offset by the decrease in research and development expenses.
     QSI Segment. QSI revenues for fiscal 2010 were $9 million, compared to $29 million for fiscal 2009. Revenues were attributable to our FLO TV subsidiary. The decrease in FLO TV revenues was primarily due to an increase in customer-related incentives that were recorded as reductions in revenues and lower service-related revenues. QSI loss before taxes for fiscal 2010 was $436 million, compared to $361 million for fiscal 2009. QSI loss before taxes increased by $75 million primarily due to a $135 million increase in our FLO TV subsidiary’s loss before taxes, partially offset by a $62 million gain on the sale of our Australia spectrum license.
     We have commenced a restructuring plan under which we expect to exit the current FLO TV service business. There were no significant expenses recognized in fiscal 2010 related to this restructuring plan. In addition to our ongoing operating costs, we expect to incur restructuring charges related to this plan in the range of $125 million to $175 million in fiscal 2011, which are primarily related to certain contractual obligations. Additional charges, including impairment of assets, may be incurred as we continue to evaluate or implement strategic options or if we are unable to generate adequate future cash flows associated with this business.
Our Segment Results for Fiscal 2009 Compared to Fiscal 2008
     The following should be read in conjunction with the fiscal 2009 and 2008 financial results for each reporting segment. See “Notes to Consolidated Financial Statements – Note 10 – Segment Information.”
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
     QCT earnings before taxes for fiscal 2009 were $1.44 billion, compared to $1.83 billion for fiscal 2008. QCT operating income as a percentage of revenues (operating margin percentage) was 23% in fiscal 2009, compared to 27% in fiscal 2008. The decrease in operating margin percentage was primarily due to increased research and development expenses while revenues declined.
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
     QWI earnings before taxes for fiscal 2009 were $20 million, compared to a loss before taxes of $1 million for fiscal 2008. QWI operating margin percentage was 3% in fiscal 2009, compared to zero percent in fiscal 2008. The increase in QWI earnings before taxes was primarily attributable to a decrease in selling, general and administrative expenses and research and development expenses of QIS and QES, partially offset by an increase in the operating loss of Firethorn. The increase in QWI operating margin percentage was primarily attributable to improvements in QIS and QES gross margin percentage, partially offset by an increase in the operating loss of Firethorn.
     QSI Segment. QSI revenues for fiscal 2009 were $29 million, compared to $12 million for fiscal 2008. QSI loss before taxes for fiscal 2009 was $361 million, compared to $304 million for fiscal 2008. QSI revenues were attributable to our FLO TV subsidiary. QSI loss before taxes increased by $57 million primarily due to a $39 million increase in net investment losses (unrelated to FLO TV) and an $18 million increase in our FLO TV subsidiary’s loss before taxes.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $18.4 billion at September 26, 2010, an increase of $660 million from September 27, 2009. Our cash, cash equivalents and marketable securities at September 26, 2010 consisted of $6.3 billion held domestically and $12.1 billion held by foreign subsidiaries. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $4.1 billion during fiscal 2010, compared to $7.2 billion during fiscal 2009. The decrease was primarily due to collection of the $2.5 billion trade receivable in fiscal 2009 related to the license and settlement agreements completed with Nokia in September 2008.
     During fiscal 2010, we repurchased and retired 79,789,000 shares of our common stock for $3.0 billion. On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $1.7 billion of that amount remained available at September 26, 2010. The stock repurchase program has no expiration date. We intend to continue to repurchase shares of our common stock under this program as a means of returning capital to stockholders, subject to capital availability and periodic determinations that stock repurchases are in the best interests of our stockholders.
     We declared and paid dividends totaling $1.2 billion, $1.1 billion and $982 million, or $0.72, $0.66 and $0.60 per common share, during fiscal 2010, 2009 and 2008. On March 1, 2010, we announced an increase in our quarterly cash dividend per share of common stock from $0.17 to $0.19. We announced cash dividends totaling $305 million, or $0.19 per share, during the fourth quarter of fiscal 2010, which were paid on September 24, 2010. On October 13, 2010, we announced a cash dividend of $0.19 per share on our common stock, payable on December 22, 2010 to stockholders of record as of November 24, 2010. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.
     Accounts receivable increased 4% during fiscal 2010. Days sales outstanding, on a consolidated basis, were 22 days at September 26, 2010 compared to 23 days at September 27, 2009.

     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. The following working and other capital requirements are anticipated in fiscal 2011:
•	Our total research and development expenditures were $2.5 billion and $2.4 billion in fiscal 2010 and 2009, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.
•	Capital expenditures were $426 million and $761 million in fiscal 2010 and 2009, respectively, and advance payment on spectrum was $1.1 billion in fiscal 2010. We anticipate that capital expenditures excluding the fiscal 2010 advance payment on spectrum will be more than three times higher in fiscal 2011 as compared to fiscal 2010 primarily due to the construction of a new manufacturing facility in fiscal 2011 for our QMT division. Future capital expenditures may also be impacted by transactions that are currently not forecasted.
•	Our purchase obligations for fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $1.4 billion at September 26, 2010.
•	In the first quarter of fiscal 2011, we expect to pay $1.4 billion to the United States tax authorities as a result of the cash and intangible assets received in connection with the 2008 license and settlement agreements with Nokia. We intend to use cash held domestically to settle this obligation.
•	In the first quarter of fiscal 2011, we are obligated to repay a $1.1 billion short-term bank loan that is denominated in Indian rupees. The loan has a fixed interest rate of 6.75% per year with interest payments due monthly. The loan is related to the BWA spectrum recently won in the India auction. We expect to refinance a substantial portion of this short-term bank loan with a long-term bank loan in the first half of fiscal 2011.
•	Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $475 million ratably through April 2013, including imputed interest, of which $173 million is payable in fiscal 2011.
•	In fiscal 2011, we anticipate incurring cash expenditures associated with the expected exit of the current FLO TV service business in the range of $160 million to $210 million, primarily related to certain contractual obligations, in addition to FLO TV’s ongoing cash expenditures. Additional cash expenditures may be incurred as we continue to evaluate or implement strategic options or if we are unable to generate adequate future cash flows associated with this business.
•	Cash used for strategic investments and acquisitions, net of cash acquired, was $94 million and $54 million in fiscal 2010 and 2009, respectively, and we expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
Contractual Obligations / Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     At September 26, 2010, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Fiscal Period

						No
					Beyond	Expiration
	Total	2011	2012-2013	2014-2015	2015	Date
Purchase obligations (1)	$1,729	$1,401	$222	$67	$39	$—
Operating lease obligations	471	95	100	48	228	—
Equity funding commitments (2)	30	—	—	—	—	30

Total commitments	2,230	1,496	322	115	267	30

Loan payable to banks	1,086	1,086	—	—	—	—

Capital lease obligations(3)	521	17	32	34	438	—
Other long-term liabilities (4)(5)	305	—	293	—	12	—

Total recorded liabilities	1,912	1,103	325	34	450	—

Total	$4,142	$2,599	$647	$149	$717	$30

(1)	Total purchase obligations include $1.2 billion in commitments to purchase integrated circuit product inventories.

(2)	These commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts or not at all.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 26, 2010.

(4)	Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions.

(5)	Our consolidated balance sheet at September 26, 2010 included a $6 million noncurrent liability for uncertain tax positions, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
     Additional information regarding our financial commitments at September 26, 2010 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 9 — Commitments and Contingencies.”
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We invest our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. When the general economy weakens significantly, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
     The following table provides information about our interest-bearing cash and cash equivalents, marketable securities and loan payable to banks that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.

Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2011	2012	2013	2014	2015	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$698	$—	$—	$—	$—	$—	$—	$698
Interest rate	0.3%
Time deposits	$400	$—	$—	$—	$—	$—	$—	$400
Interest rate	0.6%
Available-for-sale securities:
Investment grade	$1,299	$672	$695	$558	$162	$229	$1,818	$5,433
Interest rate	2.2%	3.3%	2.7%	3.9%	3.7%	7.9%	1.3%
Non-investment grade	$11	$25	$45	$107	$234	$836	$20	$1,278
Interest rate	12.6%	8.7%	9.7%	9.6%	10.3%	8.7%	0.7%

Floating interest-bearing securities:
Cash and cash equivalents	$2,488	$—	$—	$—	$—	$—	$—	$2,488
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$785	$499	$225	$35	$29	$465	$451	$2,489
Interest rate	1.0%	0.8%	0.9%	1.7%	1.0%	8.7%	2.8%
Non-investment grade	$5	$39	$137	$317	$146	$372	$1,071	$2,087
Interest rate	7.6%	5.7%	6.5%	6.6%	6.4%	7.0%	4.1%

Loan payable to banks	$1,086	$—	$—	$—	$—	$—	$—	$1,086
Fixed interest rate	6.8%
     Cash and cash equivalents and available-for-sale securities are recorded at fair value. The loan payable to banks approximates fair value.
     Equity Price Risk. We have a diversified marketable securities portfolio that includes equity securities held by mutual and exchange-traded fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at September 26, 2010 would cause a decrease in the carrying amounts of these securities of $270 million. At September 26, 2010, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were $11 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. Counterparties to our derivative contracts are all major institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could have a negative impact on our results. At September 26, 2010, we had a net liability of $13 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain international licensees on their sales of CDMA-based devices and a net liability of $2 million related to foreign currency option contracts that have been rendered ineffective as a result of changes in our forecast of royalty revenues. If our forecasted royalty revenues were to decline by 50% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $16 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. In addition, we are subject to market risk on foreign currency option contracts that have been deemed ineffective. If foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of $20 million resulting from a decrease in the fair value of our hedges. See “Notes to Consolidated Financial Statements, Note 1 — The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.

     At September 26, 2010, we had a fixed-rate short-term bank loan of $1.1 billion, which is payable in full in Indian rupees in December 2010. The loan is payable in the functional currency of our consolidated subsidiary that is party to the loan, however we are subject to foreign currency translation risk, which may impact the amount of our liability for principal repayment and interest expense we record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, additional interest expense would be negligible due to the short-term nature of the loan. At September 26, 2010, we had an asset of $7 million related to foreign currency forward contracts that were not designated as hedges of certain payments to be made in Indian rupees in connection with the bank loan. We are subject to market risk on such contracts. If the foreign exchange rates relevant to those contracts were to change unfavorably by 20%, we would incur a loss of $57 million.
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
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements at September 26, 2010 and September 27, 2009 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-32.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 26, 2010.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 26, 2010, as stated in its report which appears on page F-1.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the “2011 Proxy Statement”) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2011 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the heading “Executive Compensation and Related Information.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to the 2011 Proxy Statement under the heading “Fees for Professional Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Certificate of Designation. (2)

3.4	Amended and Restated Bylaws. (3)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers. (4)(5)

10.2	1991 Stock Option Plan, as amended. (4)(6)

10.4	Form of Stock Option Grant under the 1991 Stock Option Plan. (4)(6)

10.29	1998 Non-Employee Director’s Stock Option Plan, as amended. (4)(7)

10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (4)(6)

10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan. (4)(8)

10.55	2001 Stock Option Plan, as amended. (4)(7)

10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan. (4)(6)

10.63	Summary of Changes to Non-Employee Director Compensation Program. (4)(9)

10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended. (4)(10)

10.71	Voluntary Executive Retirement Contribution Plan, as amended. (4)(11)

10.82	Amended and Restated Qualcomm Incorporated 2001 Employee Stock Purchase Plan. (4)(12)

10.84	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (4)(13)

10.86	Form of Grant Notice and Market Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (4)(1)

10.87	2006 Long-Term Incentive Plan, as amended. (4)(14)

10.88	Amended and Restated Qualcomm Incorporated 2001 Employee Stock Purchase Plan. (4)(15)

10.89	Amended and Restated Executive Retirement Matching Contribution Plan. (4)(16)

10.90	Form of Restricted Stock Unit Grant Notice under the 2006 Long-Term Incentive Plan. (4)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

Exhibit
Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

101.INS	XBRL Instance Document. (17)

101.SCH	XBRL Taxonomy Extension Schema. (17)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (17)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (17)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (17)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (17)

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 27, 2009.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 16, 2010.

(17)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 3, 2010

QUALCOMM Incorporated
By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs Paul E. Jacobs	Chief Executive Officer and Chairman (Principal Executive Officer)	November 3, 2010

/s/ William E. Keitel William E. Keitel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2010

/s/ Barbara T. Alexander	Director	November 3, 2010
Barbara T. Alexander

/s/ Stephen M. Bennett	Director	November 3, 2010
Stephen M. Bennett

/s/ Donald Cruickshank	Director	November 3, 2010
Donald Cruickshank

/s/ Raymond V. Dittamore	Director	November 3, 2010
Raymond V. Dittamore

/s/ Thomas Horton	Director	November 3, 2010
Thomas Horton

/s/ Irwin Jacobs	Director	November 3, 2010
Irwin Jacobs

/s/ Robert E. Kahn	Director	November 3, 2010
Robert E. Kahn

/s/ Sherry Lansing	Director	November 3, 2010
Sherry Lansing

/s/ Duane A. Nelles	Director	November 3, 2010
Duane A. Nelles

/s/ Brent Scowcroft	Director	November 3, 2010
Brent Scowcroft

/s/ Marc I. Stern	Director	November 3, 2010
Marc I. Stern

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 26, 2010 and September 27, 2009 and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California
November 3, 2010

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 26,	September 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,547	$2,717
Marketable securities	6,732	8,352
Accounts receivable, net	730	700
Inventories	528	453
Deferred tax assets	321	149
Other current assets	275	199

Total current assets	12,133	12,570
Marketable securities	8,123	6,673
Deferred tax assets	1,922	843
Property, plant and equipment, net	2,373	2,387
Goodwill	1,488	1,492
Other intangible assets, net	3,022	3,065
Other assets	1,511	415

Total assets	$30,572	$27,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$764	$636
Payroll and other benefits related liabilities	467	480
Unearned revenues	623	441
Loan payable to banks	1,086	—
Income taxes payable	1,443	29
Other current liabilities	1,085	1,227

Total current liabilities	5,468	2,813
Unearned revenues	3,485	3,464
Other liabilities	761	852

Total liabilities	9,714	7,129

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 26, 2010 and September 27, 2009	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,612 and 1,669 shares issued and outstanding at September 26, 2010 and September 27, 2009, respectively	—	—
Paid-in capital	6,856	8,493
Retained earnings	13,305	11,235
Accumulated other comprehensive income	697	588

Total stockholders’ equity	20,858	20,316

Total liabilities and stockholders’ equity	$30,572	$27,445

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 26, 2010	September 27, 2009	September 28, 2008
Revenues:
Equipment and services	$6,980	$6,466	$7,160
Licensing and royalty fees	4,011	3,950	3,982

Total revenues	10,991	10,416	11,142

Operating expenses:
Cost of equipment and services revenues	3,517	3,181	3,414
Research and development	2,549	2,440	2,281
Selling, general and administrative	1,642	1,556	1,717
Litigation settlement, patent license and other related items (Note 9)	—	783	—
KFTC fine (Note 9)	—	230	—

Total operating expenses	7,708	8,190	7,412

Operating income	3,283	2,226	3,730

Investment income (loss), net (Note 5)	751	(150)	96

Income before income taxes	4,034	2,076	3,826
Income tax expense	(787)	(484)	(666)

Net income	$3,247	$1,592	$3,160

Basic earnings per common share	$1.98	$0.96	$1.94

Diluted earnings per common share	$1.96	$0.95	$1.90

Shares used in per share calculations:
Basic	1,643	1,656	1,632

Diluted	1,658	1,673	1,660

Dividends per share announced	$0.72	$0.66	$0.60

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 26, 2010	September 27, 2009	September 28, 2008
Operating Activities:
Net income	$3,247	$1,592	$3,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	635	456
Revenues related to non-monetary exchanges	(130)	(114)	(172)
Income tax provision in excess of (less than) income tax payments	116	(33)	306
Non-cash portion of share-based compensation expense	612	584	541
Non-cash portion of interest and dividend income	(24)	(68)	(26)
Incremental tax benefit from stock options exercised	(45)	(79)	(408)
Net realized gains on marketable securities and other investments	(405)	(137)	(155)
Net impairment losses on marketable securities and other investments	125	763	535
Other items, net	(40)	36	29
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(18)	3,083	(802)
Inventories	(80)	69	(47)
Other assets	(60)	(58)	(17)
Trade accounts payable	148	57	(63)
Payroll, benefits and other liabilities	(229)	984	310
Unearned revenues	193	(142)	(89)

Net cash provided by operating activities	4,076	7,172	3,558

Investing Activities:
Capital expenditures	(426)	(761)	(1,397)
Advance payment on spectrum	(1,064)	—	—
Purchases of available-for-sale securities	(8,973)	(10,443)	(7,680)
Proceeds from sale of available-for-sale securities	10,440	5,274	6,689
Purchases of other marketable securities	(850)	—	—
Increase in investment receivables	—	—	(406)
Cash received for partial settlement of investment receivables	34	349	—
Other investments and acquisitions, net of cash acquired	(94)	(54)	(298)
Change in collateral held under securities lending	—	173	248
Other items, net	94	5	25

Net cash used by investing activities	(839)	(5,457)	(2,819)

Financing Activities:
Borrowing under loan payable to banks	1,064	—	—
Proceeds from issuance of common stock	689	642	1,184
Incremental tax benefit from stock options exercised	45	79	408
Repurchase and retirement of common stock	(3,016)	(285)	(1,670)
Dividends paid	(1,177)	(1,093)	(982)
Change in obligation under securities lending	—	(173)	(248)
Other items, net	(10)	(3)	1

Net cash used by financing activities	(2,405)	(833)	(1,307)

Effect of exchange rate changes on cash	(2)	(5)	(3)

Net increase (decrease) in cash and cash equivalents	830	877	(571)
Cash and cash equivalents at beginning of year	2,717	1,840	2,411

Cash and cash equivalents at end of year	$3,547	$2,717	$1,840

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
	Common			Other	Total
	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2007	1,646	$7,057	$8,541	$237	$15,835

Components of comprehensive income, net of tax:
Net income	—	—	3,160	—	3,160
Other comprehensive loss (Note 1)	—	—	—	(521)	(521)

Total comprehensive income					2,639

Common stock issued under employee benefit plans	53	1,187	—	—	1,187
Repurchase and retirement of common stock	(43)	(1,666)	—	—	(1,666)
Share-based compensation	—	544	—	—	544
Tax benefit from exercise of stock options	—	385	—	—	385
Dividends	—	—	(982)	—	(982)
Other	—	4	(2)	—	2

Balance at September 28, 2008	1,656	7,511	10,717	(284)	17,944

Components of comprehensive income, net of tax:
Net income	—	—	1,592	—	1,592
Other comprehensive income (Note 1)	—	—	—	891	891

Total comprehensive income					2,483

Common stock issued under employee benefit plans	22	648	—	—	648
Repurchase and retirement of common stock	(9)	(285)	—	—	(285)
Share-based compensation	—	585	—	—	585
Tax benefit from exercise of stock options	—	34	—	—	34
Dividends	—	—	(1,093)	—	(1,093)
Other	—	—	19	(19)	—

Balance at September 27, 2009	1,669	8,493	11,235	588	20,316

Components of comprehensive income, net of tax:
Net income	—	—	3,247	—	3,247
Other comprehensive income (Note 1)	—	—	—	109	109

Total comprehensive income					3,356

Common stock issued under employee benefit plans	23	740	—	—	740
Repurchase and retirement of common stock	(80)	(3,016)	—	—	(3,016)
Share-based compensation	—	604	—	—	604
Tax benefit from exercise of stock options	—	30	—	—	30
Dividends	—	—	(1,177)	—	(1,177)
Other	—	5	—	—	5

Balance at September 26, 2010	1,612	$6,856	$13,305	$697	$20,858

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Its Significant Accounting Policies
     The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or QUALCOMM), develop, design, manufacture and market digital wireless telecommunications products and services. The Company is a leading developer and supplier of Code Division Multiple Access (CDMA)-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products to wireless device and infrastructure manufacturers. The Company also manufactures and sells products based upon Orthogonal Frequency Division Multiplexing Access (OFDMA) technology. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives license fees as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company sells equipment, software and services to transportation and other companies to wirelessly connect their assets and workforce. The Company provides software products and services for content enablement across a wide variety of platforms and devices for the wireless industry. The Company provides services to wireless operators to deliver multimedia content, including live television, in the United States. The Company also makes strategic investments to support the global adoption of CDMA- and OFDMA-based technologies and services.
     Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. In addition, the Company consolidates its investments in two less than majority-owned variable interest entities as the Company is the primary beneficiary. The ownership of the other interest holders of consolidated subsidiaries and variable interest entities is not presented separately in the consolidated balance sheets or statements of operations as these amounts are negligible for the fiscal years presented. The Company does not hold significant variable interests in any variable interest entities. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s consolidated subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements.
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
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008 included 52 weeks.
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
     For transactions entered into prior to the first quarter of fiscal 2010, the Company allocated revenue for transactions that included multiple elements to each unit of accounting based on its relative fair value using vendor-specific objective evidence (VSOE). The price charged when the element was sold separately generally determined fair value. When the Company had objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocated revenue first to the fair value of the undelivered elements, and the residual revenue was then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement could not be objectively determined, revenue was deferred until all elements were delivered or services were performed, or until fair value could be objectively determined for any remaining undelivered elements. Beginning in the first quarter of fiscal 2010, the Company elected to early adopt the Financial Accounting Standards Board’s (FASB) amended accounting guidance for revenue recognition that eliminates the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all of the arrangements with multiple deliverables, the Company continues to use VSOE to allocate the selling price to each deliverable. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. As a result of the amended guidance, in certain limited instances when VSOE cannot be established, the Company first attempts to establish the selling price based on third-party

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evidence (TPE). If TPE is not available, the Company estimates the selling price of the product or service as if it were sold on a standalone basis. The adoption of the new guidance did not have a material impact on the timing or pattern of revenue recognition.
     Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services, including software hosting services and the delivery of multimedia content, are recognized when earned.
     The Company licenses or otherwise provides rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to fifteen years. The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
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
     The Company records reductions to revenue for customer incentive programs, including special pricing agreements and other volume-related rebate programs. Certain reductions to revenues for customer incentives are based on a number of factors, including the contractual provisions of the customer agreements and the Company’s assumptions related to historical and projected customer sales volumes, market share and inventory levels.
     Unearned revenues consist primarily of license fees for intellectual property and software products, hardware product sales with continuing performance obligations and billings on uncompleted contracts in excess of incurred cost and accrued profit.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers. Revenues from two customers of the Company’s QCT and QTL segments each comprised an aggregate of 15% and 10% of total consolidated revenues in fiscal 2010, compared to 18% and 13% of total consolidated revenues in fiscal 2009 and 16% and 14% of total consolidated revenues in fiscal 2008, respectively. Aggregated accounts receivable from three customers comprised 42% of gross accounts receivable at September 26, 2010. Aggregated accounts receivable from three customers comprised 48% of gross accounts receivable at September 27, 2009.
     Revenues from international customers were approximately 95%, 94% and 91% of total consolidated revenues in fiscal 2010, 2009 and 2008, respectively.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Marketing. Cooperative marketing programs reimburse customers for marketing activities for certain of the Company’s products and services, subject to defined criteria. Cooperative marketing costs are recorded as selling, general and administrative expenses to the extent that a marketing benefit separate from the revenue transaction can be identified and supported by objective evidence and the cash paid does not exceed the fair value of that marketing benefit received. Any excess of cash paid over the fair value of the marketing benefit received is recorded as a reduction in revenues in the same period the related revenue is recorded. Cooperative marketing expense is recorded as incurred.
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
     Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Marketable securities include available-for-sale securities, securities for which the Company has elected the fair value option and certain time deposits. The Company classifies marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Actively traded marketable securities are stated at fair value as determined by the security’s most recently traded price at the balance sheet date. If securities are not actively traded, fair value is determined using other valuation techniques, such as matrix pricing. The net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss), net of income tax. The unrealized gains or losses on securities for which the Company has elected the fair value option are recognized in net investment income (loss). The realized gains and losses on marketable securities are determined using the specific identification method.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other than temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, how long the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general, analyst recommendations and price targets, views of external investment managers, news or financial information that has been released specific to the investee and the outlook for the overall industry in which the investee operates.
     In April 2009, the FASB amended the existing guidance on determining whether an impairment for an investment in debt securities is other than temporary. Effective in the third quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the third quarter of fiscal 2009, the entire other-than-temporary impairment loss was recognized in earnings for all debt securities.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Derivatives. The Company may enter into foreign currency forward and option contracts to manage foreign exchange risk for certain foreign currency transactions and probable anticipated foreign currency revenue transactions. Gains and losses arising from changes in the fair values of foreign currency forward and option contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments, net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The fair value of the Company’s foreign currency option contracts used to hedge foreign currency revenue transactions recorded in other current assets was $4 million and $29 million at September 26, 2010 and September 27, 2009, respectively, and the value recorded in other current liabilities was $19 million and $58 million at September 26, 2010 and September 27, 2009, respectively, substantially all of which were designated as cash-flow hedging instruments. The fair value recorded in other current assets related to the Company’s foreign currency forward contracts used to manage foreign exchange risk for certain forecasted payments to be made in Indian rupees in connection with the loan payable to banks, which were not designated as hedging instruments, was $7 million at September 26, 2010.
     In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in investment income (expense) as gains (losses) on derivative instruments. At September 26, 2010 and September 27, 2009, no put options were outstanding.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows at September 26, 2010 and September 27, 2009:

Wireless licenses	5 years
Marketing-related	18 years
Technology-based	14 years
Customer-related	5 years
Other	22 years
Total intangible assets	14 years
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
     Securities Lending. The Company may engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. At September 26, 2010 and September 27, 2009, there were no securities loaned under the Company’s securities lending program. Cash collateral is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary.
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
     Share-Based Compensation. Share-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units (RSUs), is measured at the grant date, based on the estimated fair value of the award and is recognized over the employee’s requisite service period.
     The grant-date fair values of employee stock options are estimated using the lattice binomial option-pricing model. The weighted-average estimated fair values of employee stock options granted during fiscal 2010, 2009 and 2008 were $12.40, $14.27 and $15.97 per share, respectively. The following table presents the weighted-average assumptions (annualized percentages) used to estimate the fair values of employee stock options granted in the periods presented:

	2010	2009	2008
Volatility	33.8%	42.7%	41.1%
Risk-free interest rate	2.5%	2.6%	3.8%
Dividend yield	1.5%	1.5%	1.3%
Post-vest forfeiture rate	9.8%	9.2%	8.0%
Suboptimal exercise factor	1.8	1.9	1.9
     The Company uses the implied volatility of market-traded options in the Company’s stock to determine the expected volatility. The term structure of volatility is used up to approximately two years, and the Company uses the implied volatility of the option with the longest time to maturity for periods beyond two years. The risk-free interest rate is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vest forfeiture rate and

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively.
     The expected life of employee stock options is a derived output of the binomial model and is impacted by all of the underlying assumptions used by the Company. The weighted-average expected life of employee stock options granted, as derived from the binomial model, was 5.5 years, 5.6 years and 5.9 years during fiscal 2010, 2009 and 2008, respectively.
     The grant-date fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant. The weighted-average estimated fair values of employee RSUs granted during fiscal 2010 and 2008 were $35.61 and $54.42 per share, respectively. No RSUs were granted in fiscal 2009. Shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.
     Share-based compensation expense is adjusted to exclude amounts related to share-based awards that are expected to be forfeited. The annual pre-vest forfeiture rate for stock options and RSUs granted in fiscal 2010 was estimated to be approximately 3% based on historical experience. The effect of pre-vest forfeitures on the Company’s recorded expense in fiscal 2010, 2009 and 2008 for awards granted prior to fiscal 2010 was negligible due to the predominantly monthly vesting of stock options that were granted in those periods.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2010	2009	2008
Cost of equipment and services revenues	$42	$41	$39
Research and development	300	280	250
Selling, general and administrative	273	263	254

Share-based compensation expense before income taxes	615	584	543
Related income tax benefit	(170)	(129)	(176)

Share-based compensation expense, net of income taxes	$445	$455	$367

     The Company recorded $119 million, $106 million and $135 million in share-based compensation expense during fiscal 2010, 2009 and 2008, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for fiscal 2010, 2009 and 2008, $45 million, $79 million and $408 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised in those periods. The amount of compensation cost capitalized related to share-based payment awards was negligible for all periods presented.
     Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the statements of operations. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations. Net foreign currency transaction gains included in the Company’s statement of operations were negligible in fiscal 2010, 2009 and 2008.
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
     Components of accumulated other comprehensive income consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 26, 2010	September 27, 2009
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$62	$71
Net unrealized gains on marketable securities, net of income taxes	723	574
Net unrealized losses on derivative instruments, net of income taxes	(8)	(17)
Foreign currency translation	(80)	(40)

	$697	$588

     Total comprehensive income consisted of the following (in millions):

	2010	2009	2008
Net income	$3,247	$1,592	$3,160

Other comprehensive income:
Foreign currency translation	(40)	(25)	(12)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes of ($5), $12 and $0, respectively	21	135	—
Net unrealized gains (losses) on other marketable securities and derivative instruments, net of income taxes of $74, ($5) and $373, respectively	392	261	(738)
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes of ($12), $75 and $48, respectively	(380)	(93)	(72)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes of ($5), $130 and $201, respectively	116	613	301

Total other comprehensive income (loss)	109	891	(521)

Total comprehensive income	$3,356	$2,483	$2,639

     At September 26, 2010, accumulated other comprehensive income includes $36 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2010, 2009 and 2008 were 15,652,000, 16,900,000 and 27,618,000, respectively.
     Employee stock options to purchase 149,007,000, 136,309,000 and 102,397,000 shares of common stock during fiscal 2010, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. In addition, 235,000 and 2,388,000 shares of other common stock equivalents outstanding in fiscal 2010 and 2008, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Fair Value Measurements
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
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 26, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,499	$687	$—	$3,186

Marketable securities
U.S. Treasury securities and government-related securities	30	624	—	654
Corporate bonds and notes	—	4,999	—	4,999
Mortgage- and asset-backed securities	—	661	6	667
Auction rate securities	—	—	126	126
Non-investment-grade debt securities	—	3,353	12	3,365
Common and preferred stock	1,086	636	—	1,722
Equity mutual and exchange-traded funds	979	—	—	979
Debt mutual funds	—	1,943	—	1,943

Total marketable securities	2,095	12,216	144	14,455

Derivative instruments	—	11	—	11
Other investments (1)	134	—	—	134

Total assets measured at fair value	$4,728	$12,914	$144	$17,786

Liabilities
Derivative instruments	$—	$19	$—	$19
Other liabilities (1)	134	—	—	134

Total liabilities measured at fair value	$134	$19	$—	$153

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates. Therefore, derivative instruments are included in Level 2.
     Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2010 or fiscal 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	September 26, 2010
	Auction Rate	Other Marketable
	Securities	Securities	Total
Beginning balance of Level 3 marketable securities	$174	$31	$205
Total realized and unrealized gains (losses):
Included in investment income, net	—	5	5
Included in other comprehensive income	7	(1)	6
Settlements	(55)	(21)	(76)
Transfers into Level 3	—	4	4

Ending balance of Level 3 marketable securities	$126	$18	$144

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 27, 2009
	Auction Rate	Other Marketable
	Securities	Securities	Total
Beginning balance of Level 3 marketable securities	$186	$25	$211
Total realized and unrealized (losses) gains:
Included in investment loss, net	(2)	(6)	(8)
Included in other comprehensive income	(3)	8	5
Settlements	(7)	(22)	(29)
Transfers into Level 3	—	26	26

Ending balance of Level 3 marketable securities	$174	$31	$205

     The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 in fiscal 2010 and fiscal 2009 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in the credit ratings.
     Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2010 and 2009, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 3. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Available-for-sale:
U.S. Treasury securities and government-related securities	$650	$1,407	$4	$—
Corporate bonds and notes	3,504	3,988	1,495	1,204
Mortgage- and asset-backed securities	629	821	38	36
Auction rate securities	—	—	126	174
Non-investment-grade debt securities	21	21	3,344	2,719
Common and preferred stock	52	140	1,670	1,377
Equity mutual and exchange-traded funds	—	—	979	948
Debt mutual funds	1,476	1,975	—	215

Total available-for-sale	6,332	8,352	7,656	6,673

Fair value option:
Debt mutual fund	—	—	467	—
Time deposits	400	—	—	—

Total marketable securities	$6,732	$8,352	$8,123	$6,673

     In fiscal 2010, the Company made an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At September 26, 2010, the Company had an effective ownership interest in the debt mutual fund of 17%. An increase in fair value associated with this investment of $17 million was recognized in net investment income in fiscal 2010. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily. At September 26, 2010, marketable securities also included $400 million of time deposits that mature in December 2010.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At September 26, 2010, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$ 738	$4,566	$1,683	$940	$3,360	$11,287

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized	Gross Realized	Net Realized
Fiscal Year	Gains	Losses	Gains
2010	$415	$(31)	$384
2009	215	(79)	136
2008	246	(119)	127
     Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 26, 2010
Equity securities	$2,309	$403	$(11)	$2,701
Debt securities	10,795	512	(20)	11,287

	$13,104	$915	$(31)	$13,988

September 27, 2009
Equity securities	$2,282	$340	$(157)	$2,465
Debt securities	12,069	530	(39)	12,560

	$14,351	$870	$(196)	$15,025

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$425	$(1)	$23	$—
Auction rate securities	—	—	126	(4)
Non-investment-grade debt securities	296	(7)	90	(8)
Common and preferred stock	133	(10)	3	—
Equity mutual and exchange-traded funds	277	(1)	—	—

	$1,131	$(19)	$242	$(12)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 27, 2009
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$462	$(1)	$183	$(5)
Mortgage- and asset-backed securities	56	(1)	20	(1)
Auction rate securities	23	(1)	151	(10)
Non-investment-grade debt securities	127	(5)	263	(15)
Common and preferred stock	155	(11)	155	(16)
Equity mutual and exchange-traded funds	44	(6)	730	(124)

	$867	$(25)	$1,502	$(171)

     At September 26, 2010, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock, equity mutual and exchange-traded funds and debt mutual funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
     The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	September 26,	September 27,
	2010	2009
Beginning balance of credit losses	$170	$—
Credit losses remaining in retained earnings upon adoption	—	186
Additional credit losses recognized on securities previously impaired	1	2
Credit losses recognized on securities previously not impaired	1	17
Reductions in credit losses related to securities sold	(39)	(21)
Accretion of credit losses due to an increase in cash flows expected to be collected	(24)	—
Reductions in credit losses related to previously impaired securities that the Company intends to sell	—	(14)

Ending balance of credit losses	$109	$170

Note 4. Composition of Certain Financial Statement Captions
     Accounts Receivable.

	September 26, 2010	September 27, 2009
	(In millions)
Trade, net of allowances for doubtful accounts of $3 and $4, respectively	$697	$639
Long-term contracts	25	38
Other	8	23

	$730	$700

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Inventories.

	September 26, 2010	September 27, 2009
	(In millions)
Raw materials	$15	$15
Work-in-process	284	199
Finished goods	229	239

	$528	$453

     Property, Plant and Equipment.

	September 26,	September 27,
	2010	2009
	(In millions)
Land	$201	$187
Buildings and improvements	1,424	1,364
Computer equipment and software	1,144	1,022
Machinery and equipment	1,684	1,535
Furniture and office equipment	70	65
Leasehold improvements	242	219
Construction in progress	75	76

	4,840	4,468

Less accumulated depreciation and amortization
	(2,467)	(2,081)

	$2,373	$2,387

     Depreciation and amortization expense related to property, plant and equipment for fiscal 2010, 2009 and 2008 was $437 million, $428 million and $372 million, respectively. The gross book values of property under capital leases included in buildings and improvements were $227 million and $190 million at September 26, 2010 and September 27, 2009, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions during fiscal 2010, 2009 and 2008 were $40 million, $50 million and $51 million, respectively.
     At September 26, 2010 and September 27, 2009, buildings and improvements and leasehold improvements with aggregate net book value of $38 million and $56 million, respectively, including accumulated depreciation and amortization of $8 million and $9 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in fiscal 2011 to 2014 is expected to be $5 million, $4 million, $2 million and $1 million, respectively, and zero thereafter.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments and to its QMT division, a nonreportable segment, as described in Note 10 as follows (in millions):

	September 26,	September 27,
	2010	2009
QCT	$443	$434
QTL	676	675
QWI	241	255
QMT	128	128

	$1,488	$1,492

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of intangible assets were as follows (in millions):

	September 26, 2010		September 27, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Wireless licenses	$766	$(2)	$766	$(1)
Marketing-related	21	(13)	22	(13)
Technology-based	2,778	(536)	2,598	(317)
Customer-related	10	(8)	11	(7)
Other	9	(3)	9	(3)

	$3,584	$(562)	$3,406	$(341)

     Technology-based intangible assets increased during fiscal 2010 primarily due to the assignment of certain patents to the Company pursuant to a license agreement entered into in the first quarter of fiscal 2010. The estimated fair value of these patents was determined using the income approach.
     All of the Company’s intangible assets, other than certain spectrum licenses in the amount of $762 million and goodwill, are subject to amortization. Amortization expense related to these intangible assets for fiscal 2010, 2009 and 2008 was $227 million, $207 million and $84 million, respectively, and amortization expense is expected to be $228 million, $217 million, $195 million, $181 million and $179 million for fiscal 2011 to 2015, respectively, and $1.3 billion thereafter.
     Other Current Liabilities.

	September 26,	September 27,
	2010	2009
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$574	$461
Current portion of payable to Broadcom (Note 9)	170	170
Fine payable to KFTC (Note 9)	—	230
Payable for unsettled securities trades	80	101
Other	261	265

	$1,085	$1,227

Note 5. Investment Income (Loss)
     Investment income (loss), net was comprised as follows (in millions):

	2010	2009	2008
Interest and dividend income	$530	$516	$491
Interest expense	(58)	(24)	(22)
Net realized gains on marketable securities	401	136	127
Net realized gains on other investments	4	1	28
Impairment losses on marketable securities	(111)	(743)	(502)
Impairment losses on other investments	(14)	(20)	(33)
Gains on derivative instruments	3	1	6
Equity in (losses) earnings of investees	(4)	(17)	1

	$751	$(150)	$96

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Impairment losses on marketable securities for fiscal 2010 did not contain any amount related to the noncredit portion of losses on debt securities recognized in other comprehensive income. Impairment losses on marketable securities for fiscal 2009 were comprised of total other-than-temporary impairment losses of $747 million less $4 million related to the noncredit portion of losses on debt securities recognized in other comprehensive income. The other-than-temporary losses on marketable securities were generally caused by a prolonged disruption in U.S. and foreign credit and financial markets that depressed securities values.
Note 6. Income Taxes
     The components of the income tax provision were as follows (in millions):

	2010	2009	2008
Current provision:
Federal	$1,341	$130	$394
State	216	52	71
Foreign	389	291	245

	1,946	473	710

Deferred provision:
Federal	(1,129)	(47)	(14)
State	(23)	77	(22)
Foreign	(7)	(19)	(8)

	(1,159)	11	(44)

	$787	$484	$666

     The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
     The components of income before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2010	2009	2008
United States	$1,736	$1,041	$1,564
Foreign	2,298	1,035	2,262

	$4,034	$2,076	$3,826

     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	2010	2009	2008
Expected income tax provision at federal statutory tax rate	$1,412	$727	$1,339
State income tax provision, net of federal benefit	203	98	168
Foreign income taxed at other than U.S. rates	(897)	(407)	(858)
Tax audit impacts, net	3	(155)	—
Tax credits	(57)	(112)	(47)
Valuation allowance	(40)	229	48
Revaluation of deferred taxes	152	74	—
Other	11	30	16

Income tax expense	$787	$484	$666

     The revaluation of deferred taxes represents the impact of paying current taxes at a higher state effective tax rate than the effective tax rate that will be in effect when the resulting deferred tax asset or liability is scheduled to reverse. The Company has not recorded a deferred tax liability of approximately $4.2 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $10.6 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The tax provision was increased by $3 million during fiscal 2010 to adjust the Company’s prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits. The Company is participating in the Internal Revenue Service (IRS) Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all issues in the fiscal 2010 tax return prior to the return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2008 and issued a full acceptance letter for fiscal 2009 during the third quarter of fiscal 2010, resulting in an increase to the tax provision of $20 million. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2010. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2004 and is currently under examination for fiscal 2005 through 2008. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2000.
     During fiscal 2009, the tax provision was reduced by $155 million to adjust the Company’s prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits.
     The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 26, 2010	September 27, 2009
Accrued liabilities, reserves and other	$287	$278
Share-based compensation	615	500
Capitalized start-up and organizational costs	102	103
Unearned revenues	1,311	56
Unrealized losses on marketable securities	341	396
Unrealized losses on other investments	27	31
Capital loss carryover	37	83
Tax credits	54	5
Unused net operating losses	64	69
Other basis differences	10	7

Total gross deferred assets	2,848	1,528
Valuation allowance	(39)	(72)

Total net deferred assets	2,809	1,456

Purchased intangible assets	(108)	(95)
Deferred contract costs	(6)	(7)
Unrealized gains on marketable securities	(352)	(255)
Property, plant and equipment	(100)	(110)

Total deferred liabilities	(566)	(467)

Net deferred assets	$2,243	$989

Reported as:
Current deferred tax assets	$321	$149
Non-current deferred tax assets	1,922	843
Non-current deferred tax liabilities(1)	—	(3)

	$2,243	$989

(1)	Included in other liabilities in the consolidated balance sheets.
     At September 26, 2010, the Company had unused federal net operating loss carryforwards of $114 million expiring from 2021 through 2029, unused state net operating loss carryforwards of $284 million expiring from 2011 through 2030, and unused foreign net operating loss carryforwards of $40 million, which expire from 2012 through 2014. At September 26, 2010, the Company had unused tax credits of $5 million in foreign jurisdictions, which expire in 2013, and state income tax credits of $8 million, which do not expire. The Company does not expect its federal net operating loss carryforwards and its state income tax credits to expire unused.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. At September 26, 2010, the Company has provided a valuation allowance on certain foreign deferred tax assets, state net operating losses and net capital losses of $24 million, $7 million and $8 million, respectively. The valuation allowances reflect the uncertainty surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
     A summary of the changes in the amount of unrecognized tax benefits for fiscal 2010, 2009 and 2008 follows (in millions):

	2010	2009	2008
Beginning balance of unrecognized tax benefits	$84	$244	$224
Additions based on prior year tax positions	223	39	6
Reductions for prior year tax positions	(58)	(202)	(38)
Additions for current year tax positions	165	3	52
Settlements with taxing authorities	(61)	—	—

Ending balance of unrecognized tax benefits	$353	$84	$244

     At September 26, 2010, unrecognized tax benefits of $202 million are expected to result in cash payment in fiscal 2011 and were recorded in income taxes payable. Unrecognized tax benefits at September 26, 2010 include $175 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits are included on a gross basis and do not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The increase in unrecognized tax benefits in fiscal 2010 related primarily to tax positions taken in 2010 associated with the method used by the Company to apportion income to states for fiscal 2006 through 2010. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 26, 2010 will significantly increase or decrease in fiscal 2011. Interest expense related to uncertain tax positions was negligible in fiscal 2010, 2009 and 2008. The amount of accrued interest and penalties was negligible at September 26, 2010 and September 27, 2009.
     Cash amounts paid for income taxes, net of refunds received, were $671 million, $516 million and $360 million for fiscal 2010, 2009 and 2008, respectively. The income taxes paid are primarily related to foreign withholding taxes.
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock, and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 26, 2010 and September 27, 2009, no shares of preferred stock were outstanding.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Stock Repurchase Program. On March 1, 2010, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. When stock is repurchased and retired, the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2010, 2009 and 2008, the Company repurchased and retired 79,789,000, 8,920,000 and 42,616,000 shares of common stock, respectively, for $3.0 billion, $284 million and $1.7 billion, respectively, before commissions and excluding $14 million of premiums received related to put options that were exercised in fiscal 2008. At September 26, 2010, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program.
     At September 26, 2010, September 27, 2009 and September 28, 2008, no put options remained outstanding. During fiscal 2008, the Company recognized gains of $6 million in investment income due to decreases in the fair values of put options, including premiums received of $14 million.
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.14 to $0.16 on March 11, 2008, from $0.16 to $0.17 on March 3, 2009, and from $0.17 to $0.19 on March 1, 2010. Cash dividends announced in fiscal 2010, 2009 and 2008 were as follows (in millions, except per share data):

	2010		2009		2008
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.17	$284	$0.16	$264	$0.14	$228
Second quarter	0.17	279	0.16	264	0.14	227
Third quarter	0.19	309	0.17	282	0.16	261
Fourth quarter	0.19	305	0.17	283	0.16	266

	$0.72	$1,177	$0.66	$1,093	$0.60	$982

     On October 13, 2010, the Company announced a cash dividend of $0.19 per share on the Company’s common stock, payable on December 22, 2010 to stockholders of record as of November 24, 2010, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2011.
Note 8. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $46 million in fiscal 2010 and 2009 and $45 million in fiscal 2008.
     Equity Compensation Plans. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance units and shares and other stock-based awards and is the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The share reserve under the 2006 Plan was approximately 418,284,000 at September 26, 2010, including 13,000,000 shares that were approved by the Company’s stockholders in March 2010. Shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
     During fiscal 2008, the Company assumed a total of approximately 1,462,000 outstanding stock options under various stock-based incentive plans (the Assumed Plans) as a result of acquisitions. The Assumed Plans were suspended on the dates of acquisition, and no additional shares may be granted under those plans. The Assumed Plans provided for the grant of both incentive stock options and non-qualified stock options.
     Net share-based awards, after forfeitures and cancellations, granted during fiscal 2010, 2009 and 2008 represented 1.2%, 2.2% and 2.7% of outstanding shares as of the beginning of each fiscal year, respectively. Total share-based awards granted during fiscal 2010, 2009 and 2008 represented 1.9%, 2.5% and 3.2%, respectively, of outstanding shares as of the end of each fiscal year.
     Stock Options: The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock at the date of grant. Generally, options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. A summary of stock option transactions for all equity compensation plans follows:

		Weighted- Average	Average Remaining	Aggregate Intrinsic
	Number of Shares	Exercise	Contractual Term	Value
	(In thousands)	Price	(Years)	(In billions)
Options outstanding at September 27, 2009	219,511	$38.18
Options granted	24,133	41.00
Options cancelled/forfeited/expired	(10,280)	47.03
Options exercised	(18,406)	33.14

Options outstanding at September 26, 2010	214,958	$38.51	6.09	$1.4

Exercisable at September 26, 2010	136,121	$37.29	5.01	$1.1

     At September 26, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.1 billion, which is expected to be recognized over a weighted-average period of 2.7 years. The total intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $208 million, $272 million and $1.3 billion, respectively. The Company recorded cash received from the exercise of stock options of $565 million, $534 million and $1.1 billion and related tax benefits of $80 million, $106 million and $492 million during fiscal 2010, 2009 and 2008, respectively. Upon option exercise, the Company issues new shares of stock.
     Restricted Stock Units: RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs include dividend-equivalent rights and generally vest three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

		Weighted-Average	Aggregate Intrinsic
	Number of Shares	Grant Date Fair	Value
	(In thousands)	Value	(In millions)
RSUs outstanding at September 27, 2009	55	$54.42
RSUs granted	5,605	35.61
RSUs cancelled/forfeited	(83)	35.59
RSUs vested	(22)	54.42

RSUs outstanding at September 26, 2010	5,555	$35.72	$247

     At September 26, 2010, total unrecognized estimated compensation cost related to non-vested RSUs granted prior to that date was $162 million, which is expected to be recognized over a weighted-average period of 2.7 years.
     Employee Stock Purchase Plans. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. In fiscal 2008, the Company amended the employee stock purchase plan to include a non-423(b) plan. The employee stock purchase plan authorizes up to approximately 46,709,000 shares to be granted. At September 26, 2010, approximately 22,189,000 shares were reserved for future issuance. Of the shares authorized and reserved for future issuance, 22,000,000 are subject to stockholder approval, which is expected to occur at the next annual stockholders’ meeting in March 2011. During fiscal 2010, 2009 and 2008, approximately 3,782,000, 3,654,000 and 2,951,000 shares, respectively, were issued under the plans at an average price of $32.81, $29.72 and $35.96 per share, respectively.
     At September 26, 2010, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $35 million. The Company recorded cash received from the exercise of purchase rights of $124 million, $109 million and $106 million during fiscal 2010, 2009 and 2008, respectively.
Note 9. Commitments and Contingencies
     Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents relating to semiconductor packaging structures and seeking monetary damages and injunctive and other relief. The District Court action is stayed pending resolution of the ITC

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceeding, including appeals. The U.S. Patent and Trademark Office’s (USPTO) Central Reexamination Unit has issued office actions rejecting all of the asserted patent claims on the grounds that they are invalid in view of certain prior art and has made these rejections final. Tessera has appealed the rejections to the Board of Appeals and Interferences. On December 1, 2008, the ITC Administrative Law Judge (ALJ) ruled that the patents are valid but not infringed. On May 20, 2009, however, the ITC reversed the ALJ’s determination that the patents were not infringed, and it issued the following remedial orders: (1) a limited exclusion order that bans the Company and the other named respondents from importing into the United States the accused chip packages (except to the extent those products are licensed) and (2) a cease and desist order that prohibits the Company from engaging in certain domestic activities respecting those products. The President declined to review the decision. The Company and other respondents appealed. Oral argument was held on June 9, 2010, and the appellate court decision is expected within the next several months. During the period of the exclusion order, which has since expired as described below, the Company shifted supply of accused chips for the United States market to a licensed supplier of Tessera, and the Company continued to supply the United States market without interruption. The subject patents expired on September 24, 2010, at which time the ITC orders ceased to be operative.
     Korea Fair Trade Commission (KFTC) Complaint: Two U.S. companies (Texas Instruments and Broadcom) and two South Korean companies (Nextreaming and Thin Multimedia) filed complaints with the KFTC alleging that certain of the Company’s business practices violate South Korean antitrust regulations. As a result of its agreement with the Company, Broadcom withdrew its complaint to the KFTC in May 2009. After a hearing, the KFTC announced its ruling via press release in July 2009. On January 4, 2010, the KFTC issued its written decision, explaining its ruling that the Company violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine of 273.2 billion Korean won, for which the Company accrued a $230 million charge in fiscal 2009 (Note 4), and ordered the Company to cease the practices at issue. In February 2010, the Company filed a complaint against the KFTC with the Seoul High Court appealing the KFTC’s written decision. The Company does not anticipate that the cease and desist remedies ordered will have a material effect on the results of its operations. In July 2009, the KFTC also announced that it would continue its review of the Company’s integration of multimedia functions into its chips, but it has not announced any decisions in that regard. The Company believes that its practices do not violate South Korean competition law, are grounded in sound business practice and are consistent with its customers’ desires.
     Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the CDO pending the administrative hearing before the JFTC. The JFTC has had four hearing days to date, with two additional hearing days scheduled through February 2011, and additional hearing days yet to be scheduled.
     Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company has been asked by the Commission to submit a preliminary response to the portions of the Complaint disclosed to it, and the Company submitted its response in July 2010. The Company will cooperate fully with the Commission.
     Panasonic Arbitration: On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber devices sold on or after December 21, 2008, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. On January 31, 2010, Panasonic amended the arbitration demand to include claims based on alleged misrepresentations and the Japanese Antimonopoly Act and increased its claim for damages to include royalties it has paid on its WCDMA subscriber devices sold prior to December 21, 2008. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
royalties it had previously paid. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. The arbitration hearing is proceeding in phases. The first phase hearing was completed in July 2010. On October 15, 2010, the arbitrator issued an interim order finding that the Company did not breach the license agreement. Additional phases to address the other claims and allegations noted above have not yet been scheduled. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic in the fourth quarter of fiscal 2009 and in fiscal 2010.
     Formal Order of Private Investigation: On September 8, 2010, the Company was notified by the Securities and Exchange Commission’s Los Angeles Regional office (SEC) of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. The audit committee has conducted an internal review with the assistance of independent counsel and independent forensic accountants. This recently concluded internal review into the allegations and related accounting practices did not identify any errors in the Company’s financial statements. The Company continues to cooperate with the SEC’s ongoing investigation.
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
     Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $416 million was paid through September 26, 2010, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009. At September 26, 2010, the carrying value of the liability was $455 million, which also approximated the fair value of the contractual liability, net of imputed interest.
     India Spectrum Acquisition and Related Debt. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. The Company expects that licenses to operate wireless networks on this spectrum will be assigned to the Company by December 2010 with an initial license period of 20 years. At September 26, 2010, the Company had a $1.09 billion advance payment included in noncurrent other assets related to this spectrum. The Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government’s build-out requirement for the BWA spectrum, and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
     In June 2010, in connection with the Indian BWA spectrum purchase, the Company entered into a bank loan agreement that is denominated in Indian rupees. The loan is payable in full in December 2010. The loan has a fixed interest rate of 6.75% per year with interest payments due monthly. At September 26, 2010, the carrying value of the loan was $1.09 billion, which approximated its fair value.
     Indemnifications. In general, the Company does not agree to indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 26, 2010 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods, services and long-lived assets. Noncancelable obligations under these agreements at September 26, 2010 for fiscal 2011 through 2015 to be $1.4 billion, $162 million, $60 million, $19 million and $48 million, respectively, and $39 million thereafter. Of these amounts, for fiscal 2011 and fiscal 2012, commitments to purchase integrated circuit product inventories comprised $1.2 billion and $15 million, respectively.
     Leases. The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2010, 2009 and 2008 was $85 million, $80 million and $75 million, respectively. The Company leases certain property under capital lease agreements that expire at various dates through 2043. Capital lease obligations are included in other liabilities. The future minimum lease payments for all capital leases and operating leases at September 26, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
2011	$17	$95	$112
2012	16	65	$81
2013	16	35	$51
2014	17	28	$45
2015	17	20	$37
Thereafter	438	228	$666

Total minimum lease payments	$521	$471	$992

Deduct: Amounts representing interest	298

Present value of minimum lease payments	223
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$221

Note 10. Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products based on its CDMA technology and other technologies;
•	Qualcomm Technology Licensing (QTL) — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards, and collects license fees and royalties in partial consideration for such licenses;
•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless operators;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies and other enterprise companies; and

•	Firethorn — builds and manages software applications that enable certain mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments in early stage companies and in wireless spectrum, such as the BWA spectrum recently won in the auction in India, that the Company believes will open new markets for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology.
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

	QCT	QTL	QWI	QSI	Reconciling Items	Total
2010
Revenues	$6,695	$3,659	$628	$9	$—	$10,991
EBT	1,693	3,020	12	(436)	(255)	4,034
Total assets	1,085	28	129	2,745	26,585	30,572
2009
Revenues	$6,135	$3,605	$641	$29	$6	$10,416
EBT	1,441	3,068	20	(361)	(2,092)	2,076
Total assets	892	89	142	1,614	24,708	27,445
2008
Revenues	$6,717	$3,622	$785	$12	$6	$11,142
EBT	1,833	3,142	(1)	(304)	(844)	3,826
Total assets	1,574	2,668	183	1,458	18,829	24,712
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI consolidated subsidiaries, including FLO TV. QSI segment assets increased primarily as a result of the $1.09 billion advance payment made in June 2010 related to the BWA spectrum recently won in the India auction. QSI segment assets related to the FLO TV business totaled $1.3 billion at both September 26, 2010 and September 27, 2009 and $1.2 billion at September 28, 2008. The Company has commenced a restructuring plan under which it expects to exit the current FLO TV service business. There were no significant expenses recognized in fiscal 2010 related to this restructuring plan. QSI assets also included $20 million, $10 million and $20 million related to investments in equity method investees at September 26, 2010, September 27, 2009 and September 28, 2008, respectively. Reconciling items for total assets included $384 million, $389 million and $277 million at September 26, 2010, September 27, 2009 and September 28, 2008, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $221 million, $256 million and $100 million at September 26, 2010, September 27, 2009 and September 28, 2008, respectively. The net book values of long-lived

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets located in the United States were $2.2 billion at September 26, 2010 and $2.1 billion at September 27, 2009 and September 28, 2008.
     Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2010	2009	2008
QES	$376	$344	$423
QIS	173	229	299
QGOV	74	66	67
Firethorn	7	3	(2)
Eliminations	(2)	(1)	(2)

Total QWI	$628	$641	$785

     Other reconciling items were comprised as follows (in millions):

	2010	2009	2008
Revenues
Elimination of intersegment revenues	$(10)	$(15)	$(18)
Other nonreportable segments	10	21	24

	$—	$6	$6

Earnings (losses) before income taxes
Unallocated cost of equipment and services revenues	$(42)	$(41)	$(39)
Unallocated research and development expenses	(408)	(380)	(353)
Unallocated selling, general and administrative expenses	(345)	(304)	(326)
Unallocated other operating expenses	—	(1,013)	—
Unallocated investment income (loss), net	767	(141)	70
Other nonreportable segments	(224)	(206)	(190)
Intersegment eliminations	(3)	(7)	(6)

Reconciling items	$(255)	$(2,092)	$(844)

     During fiscal 2010, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $300 million and $272 million, respectively. During fiscal 2009, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $280 million and $263 million, respectively. During fiscal 2008, share-based compensation expense included in unallocated research and development expenses and unallocated selling, general and administrative expenses totaled $250 million and $251 million, respectively. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense. Other nonreportable segments’ losses before taxes during fiscal 2010, 2009 and 2008 were primarily attributable to the Company’s QMT division.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
2010
Revenues from external customers	$6,686	$3,659	$628	$9
Intersegment revenues	9	—	—	—
Interest income	1	2	2	8
Interest expense	1	—	(4)	42
2009
Revenues from external customers	$6,125	$3,603	$638	$29
Intersegment revenues	10	2	3	—
Interest income	4	12	1	3
Interest expense	—	1	1	11
2008
Revenues from external customers	$6,709	$3,619	$778	$12
Intersegment revenues	8	3	7	—
Interest income	2	9	2	4
Interest expense	2	1	—	7
     Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. In that event, the elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. Effectively all equity in earnings (losses) of investees was recorded in QSI in fiscal 2010, 2009 and 2008.
     The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered and, for QTL licensing and royalty revenues, the invoiced addresses of its licensees. Sales information by geographic area was as follows (in millions):

	2010	2009	2008
China	$3,194	$2,378	$2,309
South Korea	2,913	3,655	3,872
Taiwan	1,360	831	564
Japan	1,018	1,098	1,598
United States	564	632	970
Other foreign	1,942	1,822	1,829

	$10,991	$10,416	$11,142

Note 11. Acquisitions
     During fiscal 2010, the Company acquired six businesses for total cash considerations of $50 million. Technology-based intangible assets recognized in the amount of $32 million are being amortized on a straight-line basis over a weighted-average useful life of eleven years. During fiscal 2009, the Company acquired one business for total cash consideration of $17 million. During fiscal 2008, the Company acquired five businesses for total cash consideration of $263 million. Goodwill recognized in these transactions, was assigned to the QWI and QCT segments in the amount of $179 million and $21 million, respectively.
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
     The table below presents quarterly data for the years ended September 26, 2010 and September 27, 2009 (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenues (1)	$2,670	$2,663	$2,706	$2,952
Operating income (1)	879	776	792	837
Net income (1)	841	774	767	865

Basic earnings per common share (2)	$0.50	$0.47	$0.47	$0.54
Diluted earnings per common share (2)	$0.50	$0.46	$0.47	$0.53

2009
Revenues (1)	$2,517	$2,455	$2,753	$2,690
Operating income (loss) (1)	745	(10)	894	597
Net income (loss) (1)	341	(289)	737	803

Basic earnings (loss) per common share (2)	$0.21	$(0.18)	$0.45	$0.48
Diluted earnings (loss) per common share (2)	$0.20	$(0.18)	$0.44	$0.48

(1)	Revenues, operating income (loss) and net income (loss) are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings (loss) per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		(Charged)
	Balance at	Credited to				Balance at
	Beginning of	Costs and				End of
	Period	Expenses	Deductions	Other		Period
Year ended September 26, 2010
Allowances:
— trade receivables	$(4)	$(1)	$2	$—		$(3)
— notes receivables	(1)	(2)	—	—		(3)
— investment receivables (b)	(10)	—	1	—		(9)
Valuation allowance on deferred tax assets	(72)	36	—	(3	) (a)	(39)

	$(87)	$33	$3	$(3)		$(54)

Year ended September 27, 2009
Allowances:
— trade receivables	$(38)	$(4)	$38	$—		$(4)
— notes receivable	(3)	(4)	6	—		(1)
— investment receivables (b)	—	(10)	—	—		(10)
Valuation allowance on deferred tax assets	(149)	(201)	—	278	(a)	(72)

	$(190)	$(219)	$44	$278		$(87)

Year ended September 28, 2008
Allowances:
— trade receivables	$(36)	$(5)	$3	$—		$(38)
— notes receivable	(33)	(2)	32	—		(3)
Valuation allowance on deferred tax assets	(20)	(48)	—	(81	) (a)	(149)

	$(89)	$(55)	$35	$(81)		$(190)

(a)	This amount was charged to other comprehensive income (loss).

(b)	This amount represents the allowance for investment receivables due for redemptions of money market investments.

S-1