Form 10-Q
period 2010-12-26
QUALCOMM INC/DE
filed 2011-01-26
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 24, 2011, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,643,746,036

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	[Removed and Reserved]	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		41

CERTIFICATIONS
EX-10.91
EX-10.92
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 26,	September 26,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$4,711	$3,547
Marketable securities	5,798	6,732
Accounts receivable, net	657	730
Inventories	574	528
Deferred tax assets	336	321
Other current assets	255	275

Total current assets	12,331	12,133
Marketable securities	8,598	8,123
Deferred tax assets	1,979	1,922
Property, plant and equipment, net	2,361	2,373
Goodwill	1,519	1,488
Other intangible assets, net	2,983	3,022
Other assets	1,520	1,511

Total assets	$31,291	$30,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$522	$764
Payroll and other benefits related liabilities	480	467
Unearned revenues	631	623
Loans payable	1,089	1,086
Income taxes payable	10	1,443
Other current liabilities	1,211	1,085

Total current liabilities	3,943	5,468
Unearned revenues	3,821	3,485
Other liabilities	791	761

Total liabilities	8,555	9,714

Commitments and contingencies (Note 8)

Stockholder’s equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at December 26, 2010 and September 26, 2010	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,634 and 1,612 shares issued and outstanding at December 26, 2010 and September 26, 2010, respectively	—	—
Paid-in capital	7,818	6,856
Retained earnings	14,161	13,305
Accumulated other comprehensive income	757	697

Total stockholders’ equity	22,736	20,858

Total liabilities and stockholders’ equity	$31,291	$30,572

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 26,	December 27,
	2010	2009
Revenues:
Equipment and services	$2,213	$1,663
Licensing and royalty fees	1,135	1,007

Total revenues	3,348	2,670

Operating expenses:
Cost of equipment and services revenues	1,130	816
Research and development	671	596
Selling, general and administrative	437	379

Total operating expenses	2,238	1,791

Operating income	1,110	879

Investment income, net (Note 5)	219	173

Income before income taxes	1,329	1,052
Income tax expense	(159)	(211)

Net income	$1,170	$841

Basic earnings per common share	$0.72	$0.50

Diluted earnings per common share	$0.71	$0.50

Shares used in per share calculations:
Basic	1,623	1,672

Diluted	1,648	1,691

Dividends per share announced	$0.19	$0.17

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 26,	December 27,
	2010	2009
Operating Activities:
Net income	$1,170	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	162
Revenues related to non-monetary exchanges	(31)	(37)
Income tax provision (less than) in excess of income tax payments	(1,474)	32
Non-cash portion of share-based compensation expense	174	151
Incremental tax benefit from stock options exercised	(45)	(13)
Net realized gains on marketable securities and other investments	(127)	(102)
Net impairment losses on marketable securities and other investments	11	57
Other items, net	(2)	4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	76	87
Inventories	(45)	101
Other assets	(23)	(32)
Trade accounts payable	(234)	(226)
Payroll, benefits and other liabilities	21	(124)
Unearned revenues	376	338

Net cash provided by operating activities	48	1,239

Investing Activities:
Capital expenditures	(102)	(88)
Purchases of available-for-sale securities	(2,309)	(2,098)
Proceeds from sale of available-for-sale securities	3,024	2,013
Other investments and acquisitions, net of cash acquired	(66)	(6)
Other items, net	7	7

Net cash provided (used) by investing activities	554	(172)

Financing Activities:
Borrowing under loans payable	1,083	—
Repayment of loans payable	(1,083)	—
Proceeds from issuance of common stock	791	152
Incremental tax benefit from stock options exercised	45	13
Dividends paid	(309)	(284)
Change in obligation under securities lending	38	—
Other items, net	(4)	(1)

Net cash provided (used) by financing activities	561	(120)

Effect of exchange rate changes on cash	1	(4)

Net increase in cash and cash equivalents	1,164	943
Cash and cash equivalents at beginning of year	3,547	2,717

Cash and cash equivalents at end of year	$4,711	$3,660

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2010 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 26, 2010 and December 27, 2009 both included 13 weeks.
     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 26, 2010 and December 27, 2009 were 25,507,000 and 19,642,000, respectively.
     Employee stock options to purchase 60,792,000 and 121,849,000 shares of common stock during the three months ended December 26, 2010 and December 27, 2009, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. In addition, 467,000 and 419,000 shares of other common stock equivalents outstanding during the three months ended December 26, 2010 and December 27, 2009, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Comprehensive Income. Total comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 26,	December 27,
	2010	2009
Net income	$1,170	$841

Other comprehensive income:
Foreign currency translation	5	8
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	(4)	8
Net unrealized gains on other marketable securities and derivative instruments, net of income taxes	131	169
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes	(76)	(61)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	4	32

Total other comprehensive income	60	156

Total comprehensive income	$1,230	$997

     Components of accumulated other comprehensive income consisted of the following (in millions):

	December 26,	September 26,
	2010	2010
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$56	$62
Net unrealized gains on marketable securities, net of income taxes	784	723
Net unrealized losses on derivative instruments, net of income taxes	(8)	(8)
Foreign currency translation	(75)	(80)

	$757	$697

     At December 26, 2010, accumulated other comprehensive income included $23 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Share-Based Payments. Total share-based compensation expense was as follows (in millions):

	Three Months Ended
	December 26,	December 27,
	2010	2009

Cost of equipment and services revenues	$14	$11
Research and development	86	72
Selling, general and administrative	72	68

Share-based compensation expense before income taxes	172	151
Related income tax benefit	(56)	(37)

Share-based compensation expense, net of income taxes	$116	$114

     The Company recorded $13 million and $14 million in share-based compensation expense during the three months ended December 26, 2010 and December 27, 2009, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 26, 2010 and December 27, 2009, $45 million and $13 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods.
     At December 26, 2010, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $952 million and $402 million, respectively, which are expected to be recognized over a weighted-average period of 2.6 and 2.7 years, respectively. Net share-based awards, after forfeitures and cancellations, granted during the three months ended December 26, 2010 and December 27, 2009 represented 0.4% and 1.2%, respectively, of outstanding shares as of the beginning of each fiscal period. Total share-based awards granted during the three months ended December 26, 2010 and December 27, 2009 represented 0.5% and 1.3%, respectively, of outstanding shares as of the end of each fiscal period.
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
     The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 26, 2010 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,312	$1,983	$—	$4,295

Marketable securities
U.S. Treasury securities and government-related securities	417	412	—	829
Corporate bonds and notes	—	4,885	—	4,885
Mortgage- and asset-backed securities	—	660	5	665
Auction rate securities	—	—	126	126
Non-investment-grade debt securities	—	3,602	12	3,614
Common and preferred stock	1,178	672	—	1,850
Equity mutual and exchange-traded funds	1,081	—	—	1,081
Debt mutual funds	875	471	—	1,346

Total marketable securities	3,551	10,702	143	14,396

Derivative instruments	—	2	—	2
Other investments (1)	153	—	—	153

Total assets measured at fair value	$6,016	$12,687	$143	$18,846

Liabilities
Derivative instruments	$—	$18	$—	$18
Other liabilities (1)	153	—	—	153

Total liabilities measured at fair value	$153	$18	$—	$171

(1)	Comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.
     Marketable Securities. With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, recognized independent pricing vendors or multiple pricing vendors, or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable.
     The fair value of other government-related securities and investment- and non-investment-grade corporate bonds and notes is generally determined using standard observable inputs, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
     The fair value of debt mutual funds is determined based on published net asset values. The Company assesses the underlying assets to determine the fund’s valuation and whether fair value is based on observable or unobservable inputs.
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
     Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 26, 2010 or December 27, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended December 26, 2010
	Auction Rate	Other Marketable
	Securities	Securities	Total

Beginning balance of Level 3 marketable securities	$126	$18	$144
Total unrealized gains included in other comprehensive income	2	—	2
Settlements	(2)	(1)	(3)

Ending balance of Level 3 marketable securities	$126	$17	$143

	Three Months Ended December 27, 2009
	Auction Rate	Other Marketable
	Securities	Securities	Total

Beginning balance of Level 3 marketable securities	$174	$31	$205
Total realized and unrealized (losses) gains:
Included in investment loss, net	—	1	1
Included in other comprehensive income	5	—	5
Settlements	(2)	(3)	(5)
Transfers into Level 3	—	1	1

Ending balance of Level 3 marketable securities	$177	$30	$207

     The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the three months ended December 27, 2009 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in the credit ratings.
     Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 26, 2010 and December 27, 2009, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Marketable Securities
     Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 26,	September 26,	December 26,	September 26,
	2010	2010	2010	2010
Available-for-sale:
U.S. Treasury securities and government-related securities	$825	$650	$4	$4
Corporate bonds and notes	3,394	3,504	1,491	1,495
Mortgage- and asset-backed securities	629	629	36	38
Auction rate securities	—	—	126	126
Non-investment-grade debt securities	20	21	3,594	3,344
Common and preferred stock	55	52	1,795	1,670
Equity mutual and exchange-traded funds	—	—	1,081	979
Debt mutual funds	875	1,476	—	—

Total available-for-sale	5,798	6,332	8,127	7,656

Fair value option:
Debt mutual fund	—	—	471	467
Time deposits	—	400	—	—

Total marketable securities	$5,798	$6,732	$8,598	$8,123

     In fiscal 2010, the Company made an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At December 26, 2010, the Company had an effective ownership interest in the debt mutual fund of 19%. Changes in fair value associated with this investment are recognized in net investment income. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily. At September 26, 2010, marketable securities included $400 million of time deposits that matured in December 2010.
     At December 26, 2010, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$1,132	$4,202	$1,923	$955	$2,782	$10,994

     Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
     The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized	Gross Realized	Net Realized
For the three months ended	Gains	Losses	Gains
December 26, 2010	$128	$(5)	$123
December 27, 2009	107	(5)	102

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 26, 2010
Equity securities	$2,419	$523	$(11)	$2,931
Debt securities	10,538	476	(20)	10,994

	$12,957	$999	$(31)	$13,925

September 26, 2010
Equity securities	$2,309	$403	$(11)	$2,701
Debt securities	10,795	512	(20)	11,287

	$13,104	$915	$(31)	$13,988

     The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds and notes	$888	$(7)	$40	$—
Auction rate securities	—	—	126	(2)
Debt mutual funds	518	(2)	1	—
Mortgage- and asset-backed securities	141	(1)	2	—
Non-investment-grade debt securities	301	(5)	56	(3)
Common and preferred stock	248	(11)	3	—

	$2,096	$(26)	$228	$(5)

	September 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds and notes	$425	$(1)	$23	$—
Auction rate securities	—	—	126	(4)
Non-investment-grade debt securities	296	(7)	90	(8)
Common and preferred stock	133	(10)	3	—
Equity mutual and exchange-traded funds	277	(1)	—	—

	$1,131	$(19)	$242	$(12)

     At December 26, 2010, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
     The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 26,	December 27,
	2010	2009

Beginning balance of credit losses	$109	$170
Credit losses recognized on securities previously impaired	(11)	—
Credit losses recognized on securities previously not impaired	—	1
Reductions in credit losses related to securities sold	(7)	(12)
Accretion of credit losses due to an increase in cash flows expected to be collected	(2)	(16)

Ending balance of credit losses	$89	$143

Note 4 — Composition of Certain Financial Statement Items
     Accounts Receivable.

	December 26,	September 26,
	2010	2010
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $3, respectively	$614	$697
Long-term contracts	38	25
Other	5	8

	$657	$730

     Inventories.

	December 26,	September 26,
	2010	2010
	(In millions)

Raw materials	$24	$15
Work-in-process	291	284
Finished goods	259	229

	$574	$528

     Other Current Liabilities.

	December 26,	September 26,
	2010	2010
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$658	$574
Current portion of payable to Broadcom for litigation settlement	170	170
Payable for unsettled securities trades	92	80
Other	291	261

	$1,211	$1,085

Note 5 — Investment Income, Net

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 26,	December 27,
	2010	2009
	(In millions)
Interest and dividend income	$131	$145
Interest expense	(28)	(9)
Net realized gains on marketable securities	127	102
Impairment losses on marketable securities	(8)	(52)
Impairment losses on other investments	(3)	(5)
Gains (losses) on derivative instruments	1	(4)
Equity in losses of investees	(1)	(4)

	$219	$173

Note 6 — Income Taxes
     The Company currently estimates its annual effective income tax rate to be approximately 14% for fiscal 2011, compared to the 20% effective income tax rate in fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. The Company recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 for the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009.
     The estimated annual effective tax rate for fiscal 2011 of 14% is less than the United States federal statutory rate primarily due to benefits of approximately 24% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 3% related to the research and development tax credit, partially offset by state taxes of approximately 5% and other items of approximately 1%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.
Note 7 — Stockholders’ Equity
     Changes in stockholders’ equity for the three months ended December 26, 2010 were as follows (in millions):

Balance at September 26, 2010	$20,858
Net income	1,170
Other comprehensive income	60
Common stock issued under employee benefit plans	789
Share-based compensation	154
Tax benefit from exercise of stock options	18
Dividends	(314)
Other	1

Balance at December 26, 2010	$22,736

     Stock Repurchase Program. The Company did not repurchase any shares during the three months ended December 26, 2010 and December 27, 2009. At December 26, 2010, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.
     Dividends. Cash dividends announced in the three months ended December 26, 2010 and December 27, 2009 were $0.19 and $0.17 per share, respectively. During the three months ended December 26, 2010 and December 27, 2009, dividends charged to retained earnings were $314 million and $284 million, respectively. On January 14, 2011, the Company announced a cash dividend of $0.19 per share on the Company’s common stock, payable on March 25, 2011 to stockholders of record as of February 25, 2011, which will be recorded in the second fiscal quarter.
Note 8 — Commitments and Contingencies

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The District Court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for the United States market to a licensed supplier of Tessera, and the Company continued to supply the United States market without interruption. On December 21, 2010, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the ITC’s orders. The Company is considering further options on appeal. Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
     Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision, finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid in the second quarter of fiscal 2010. The Company is appealing that decision in the Korean courts. In fiscal 2006, two South Korean companies (Nextreaming and Thin Multimedia) filed complaints with the KFTC alleging that certain of the Company’s business practices with respect to integration of multimedia functions in its chips violated South Korean antitrust regulations. In December 2010, the KFTC announced that it has closed its investigation of those allegations without further action.
     Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order (CDO) concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The CDO seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate Japan’s Anti-Monopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the CDO pending the administrative hearing before the JFTC. The JFTC has had five hearing days to date, with an additional hearing day scheduled in February 2011, and additional hearing days yet to be scheduled.
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
     Panasonic Arbitration: On August 5, 2009, Panasonic filed an arbitration demand alleging that it does not owe royalties, or owes less royalties, on its WCDMA subscriber devices sold on or after December 21, 2008, and that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations. On January 31, 2010, Panasonic amended the arbitration demand to include claims based on alleged misrepresentations and the Japanese Antimonopoly Act and increased its claim for damages to include royalties it has paid on its WCDMA subscriber devices sold prior to December 21, 2008. The arbitration demand seeks declaratory relief regarding the amount of royalties due and payable by Panasonic, as well as the return of certain royalties it had previously paid. The Company has responded to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. The arbitration is proceeding in phases. The first phase hearing was completed in July 2010. On October 15, 2010, the arbitrator issued an interim order finding that the Company did not breach the license agreement. The Company is now preparing for the additional phases to address the other claims and allegations. Although the Company believes Panasonic’s claims are without merit, it has deferred the recognition of revenue related to WCDMA subscriber unit royalties reported and paid by Panasonic since the fourth quarter of fiscal 2009.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Formal Order of Private Investigation: On September 8, 2010, the Company was notified by the Securities and Exchange Commission’s Los Angeles Regional office (SEC) of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. The audit committee completed an internal review with the assistance of independent counsel and independent forensic accountants. This internal review into the allegations and related accounting practices did not identify any errors in the Company’s financial statements. The Company continues to cooperate with the SEC’s ongoing investigation.
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
     Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $459 million was paid through December 26, 2010, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009. At December 26, 2010, the carrying value of the liability was $416 million, which also approximated the fair value of the contractual liability, net of imputed interest.
     India Spectrum Acquisition and Related Loans Payable. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. The Company expects that licenses to operate wireless networks on this spectrum will be assigned to the Company in the first half of calendar 2011 with an initial license period of 20 years. At December 26, 2010 and September 26, 2010, the Company had a $1.1 billion advance payment included in noncurrent other assets related to this spectrum. The Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government’s rollout requirement for the BWA spectrum, and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
     In June 2010, in connection with the India BWA spectrum purchase, certain of the Company’s subsidiaries in India entered into a loan agreement with multiple lenders that was denominated in Indian rupees. The loan had a fixed interest rate of 6.75% per year with interest payments due monthly and was payable in full in December 2010. On December 13, 2010, the loan was refinanced with new loan agreements that bear interest at an annual rate based on the highest base rate among the bank lenders, which is reset quarterly, plus 0.25% (9.25% at December 26, 2010) with interest payments due monthly. The new loans are due and payable in full in December 2012. However, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. As a result, the loans are classified as a component of current liabilities. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. At December 26, 2010, the aggregate carrying value of the loans was $1.1 billion, which approximated fair value.
     Indemnifications. In general, the Company does not agree to indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 26, 2010 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at December 26, 2010 for the remainder of fiscal 2011 and for each of the subsequent four years from fiscal 2012 through 2015 were approximately $1.4 billion, $153 million, $60 million, $19 million and $48 million, respectively, and $39 million thereafter. Of these amounts, for the remainder of fiscal 2011 and for fiscal 2012, commitments to purchase integrated circuit product inventories comprised $1.1 billion and $12 million, respectively.
     Leases. The future minimum lease payments for all capital leases and operating leases at December 26, 2010 were as follows (in millions):

	Capital	Operating
	Leases	Leases	Total
Remainder of fiscal 2011	$13	$65	$78
2012	16	69	85
2013	16	39	55
2014	17	28	45
2015	17	23	40
Thereafter	438	227	665

Total minimum lease payments	$517	$451	$968

Deduct: Amounts representing interest	293

Present value of minimum lease payments	224
Deduct: Current portion of capital lease obligations	2

Long-term portion of capital lease obligations	$222

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements, primarily related to cell site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the cell site leases upon commencement of each lease, the Company included all renewal options. As a result of the restructuring plan (Note 10), the Company does not intend to renew its existing site capital leases. As of December 26, 2010, the Company expects to write off $186 million of cell site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $215 million of its capital lease obligations (which are included in other liabilities) at the end of the current contractual lease terms related to lease renewal option periods thereafter. Any early terminations may impact the amounts that are written off.
Note 9 — Segment Information
     The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:
•	Qualcomm CDMA Technologies (QCT) — develops and supplies CDMA- and OFDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products;

•	Qualcomm Technology Licensing (QTL) — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards, and collects license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:
•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware and analytical expertise to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way data messaging, position reporting, wireless application services and managed data services to transportation and logistics companies and other enterprise companies; and

•	Firethorn — builds and manages software applications that enable certain mobile commerce services.
•	Qualcomm Strategic Initiatives (QSI) — consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. The Company has commenced a restructuring plan under which it expects to shut down the FLO TV business and network in March 2011 (Note 10). QSI makes strategic investments that the Company believes will open new markets for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India.
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

					Reconciling
	QCT	QTL	QWI	QSI	Items	Total
For the three months ended:
December 26, 2010
Revenues	$2,116	$1,057	$172	$—	$3	$3,348
EBT	640	892	—	(159)	(44)	1,329
December 27, 2009
Revenues	$1,608	$917	$142	$2	$1	$2,670
EBT	425	772	9	(107)	(47)	1,052
     Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 26,	December 27,
	2010	2009

Revenues
Elimination of intersegment revenues	$(1)	$(3)
Other nonreportable segments	4	4

Reconciling items	$3	$1

EBT
Unallocated cost of equipment and services revenues	$(14)	$(11)
Unallocated research and development expenses	(118)	(88)
Unallocated selling, general and administrative expenses	(87)	(73)
Unallocated investment income, net	244	179
Other nonreportable segments	(69)	(53)
Intersegment eliminations	—	(1)

Reconciling items	$(44)	$(47)

     During the three months ended December 26, 2010 and December 27, 2009, unallocated research and development expenses included $86 million and $72 million, respectively, and unallocated selling, general and administrative expenses included $72 million and $68 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
     Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
December 26, 2010
Revenues from external customers	$2,115	$1,057	$172	$—
Intersegment revenues	1	—	—	—
December 27, 2009
Revenues from external customers	$1,605	$917	$142	$2
Intersegment revenues	3	—	—	—
     Segment assets are comprised of accounts receivable, finance receivables and inventories for QCT, QTL and QWI. The QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries, including FLO TV. QSI segment assets related to the FLO TV business totaled $1.3 billion at both December 26, 2010 and December 27, 2009. Reconciling items for total assets included $379 million and $397 million at December 26, 2010 and December 27, 2009, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 26,	September 26,
	2010	2010

QCT	$1,032	$1,085
QTL	37	28
QWI	152	129
QSI	2,718	2,745
Reconciling items	27,352	26,585

Total consolidated assets	$31,291	$30,572

Note 10 — Restructuring

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On December 20, 2010, the Company announced that it has agreed to sell substantially all of the Company’s 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission and clearance from the U.S. Department of Justice. The agreement follows the Company’s previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. Under the restructuring plan, the Company now expects that the FLO TV business and network will be shut down in March 2011, and the Company is in the process of shutting down the MediaFLO Technologies division. Restructuring activities under this plan were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012.
     The Company estimates that it will incur future restructuring and restructuring-related charges associated with this plan in the range of $300 million to $375 million, which consist of asset impairments and accelerated depreciation of $250 million to $275 million and other costs of $50 million to $100 million. Restructuring charges consist of lease exit costs, other contract termination costs and certain severance costs. Restructuring-related charges include all other charges associated with the execution of this plan and are expected to primarily consist of asset impairment and accelerated depreciation. Future cash expenditures associated with this plan are expected to be in the range of $135 million to $185 million. The restructuring charges will be recorded in the QSI segment, and the restructuring-related charges will be recorded primarily in the QSI segment.
     During the three months ended December 26, 2010, the Company recorded restructuring and restructuring-related costs of $68 million as follows (in millions):

	Asset
	Impairment and
	Accelerated
	Depreciation	Other	Total
Restructuring charges
Revenues	$—	$2	$2
Cost of equipment and services revenues	—	11	11
Research and development	—	2	2
Selling, general and administrative	—	2	2

	—	17	17

Restructuring-related charges
Cost of equipment and services revenues	$33	$—	$33
Research and development	7	—	7
Selling, general and administrative	3	8	11

	43	8	51

	$43	$25	$68

     The following is a rollforward of the restructuring accrual since inception of the plan, which is reported as a component of accrued expenses (in millions):

	Balance at			Balance at
	September 26,			December 26,
	2010	Additions	Cash Payments	2010

Contract termination costs	$—	$5	$(2)	$3
Other costs	—	12	—	12

	$—	$17	$(2)	$15

Note 11 — Subsequent Event
     On January 5, 2011, the Company announced that it had entered into a definitive agreement under which it intends to acquire Atheros Communications, Inc. for $45 per share in cash, which represented an enterprise value of approximately $3.1 billion on that date. The transaction has been approved by the QUALCOMM and Atheros boards of directors and is subject to customary closing conditions, including the receipt of domestic and foreign regulatory approvals and the approval of Atheros’ stockholders. The transaction is expected to close in the first half of calendar 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 26, 2010 contained in our 2010 Annual Report on Form 10-K.
     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.
Overview
Recent Developments
     Revenues for the first quarter of fiscal 2011 were $3.3 billion, with net income of $1.2 billion, which were impacted by the following key items:
•	We shipped approximately 118 million Mobile Station Modem (MSM) integrated circuits for CDMA-based wireless devices, an increase of 28% compared to approximately 92 million MSM integrated circuits in the year ago quarter. (1)
•	Total reported device sales were approximately $34.0 billion, an increase of approximately 39% compared to approximately $24.5 billion in the year ago quarter. (2)
     Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2011with respect to key elements of our business or our industry:
•	Worldwide wireless subscriptions grew by approximately 4% to reach approximately 5.4 billion.(3)
•	Worldwide 3G subscriptions (all CDMA-based) grew to approximately 1.2 billion, approximately 23% of total wireless subscriptions, including approximately 510 million CDMA2000 1X/1xEV-DO subscriptions and approximately 700 million WCDMA/HSPA/TD-SCDMA subscriptions. (3)
•	In the handset market, CDMA-based unit shipments grew an estimated 34% over the prior year quarter, compared to an estimated increase of 13% across all technologies. (4)
•	We announced that we have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion to AT&T, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission and clearance from the U.S. Department of Justice. The agreement follows our previously announced plan to restructure and evaluate strategic options related to our FLO TV business and network.

(1)	During the first quarter of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

(2)	Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information my change from time to time.

(3)	According to Wireless Intelligence estimates as of January 24, 2011, for the quarter ending December 31, 2010. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(4)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their November 2010 Global Handset Market Share Update.
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
     QCT is a leading developer and supplier of CDMA- and OFMDA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. The baseband integrated circuits (MSM, MDM, QSC and OSD) for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, and our RF, PM and Bluetooth devices perform radio conversion between RF and baseband signals, power management and peripheral connectivity. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 63% and 60% of total consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively.
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
     QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 32% and 34% of total consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
     QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through December 2010, QES has shipped approximately 1,446,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 5% of total consolidated revenues for the first quarter of both fiscal 2011 and 2010.
     QSI consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments that we believe will open new markets for CDMA- and OFDMA-based technologies, support the design and introduction of new CDMA and OFDMA products and services for wireless voice and internet data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India. On December 20, 2010, we announced that we have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission and clearance from the U.S. Department of Justice. The agreement follows our previously announced plan to restructure and evaluate strategic options related to our FLO TV business and network. Under the restructuring plan, we now expect that our FLO TV business and network will be shut down in March 2011.
     Nonreportable segments include: the Qualcomm MEMS Technologies division, which continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; the MediaFLO Technologies division, which we are in the process of shutting down; and other product initiatives.
Restructuring and Restructuring-Related Activities
     We commenced a restructuring plan under which we now expect to shut down the FLO TV business and network in March 2011 and are in the process of shutting down our MediaFLO Technologies division. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by fiscal 2012.
     We estimate that we will incur restructuring and restructuring-related charges associated with this plan in the range of $300 million to $375 million, which consist of asset impairment and accelerated depreciation of $250 million to $275 million and other costs of $50 million to $100 million. Restructuring charges consist of lease exit costs, other contract termination costs and certain severance costs. Restructuring-related charges include all other charges associated with the execution of this plan and are expected to primarily consist of asset impairments and accelerated depreciation. Future cash expenditures associated with this plan are expected to be in the range of $135 million to $185 million. The restructuring charges will be recorded in the QSI segment, and the restructuring-related charges will be recorded primarily in the QSI segment.
     During the three months ended December 26, 2010, the Company recorded restructuring and restructuring-related costs of $68 million as follows (in millions):

	Asset
	Impairment and
	Accelerated
	Depreciation	Other	Total
Restructuring charges
Revenues	$—	$2	$2
Cost of equipment and services revenues	—	11	11
Research and development	—	2	2
Selling, general and administrative	—	2	2

	$—	$17	$17

Restructuring-related charges
Cost of equipment and services revenues	$33	$—	$33
Research and development	7	—	7
Selling, general and administrative	3	8	11

	$43	$8	$51

	$43	$25	$68

Looking Forward
     The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Many wireless operators are also planning to complement their existing 3G networks by deploying OFDMA-based technology, often called 4G, in new spectrum to gain additional capacity for data services, such as in the recent launch of a LTE network by Verizon Wireless in the United States. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. As we look forward to the next several months, the following items are likely to have an impact on our business:
•	The worldwide transition to 3G CDMA-based networks is expected to continue, including the further expansion of 3G in China and India.

•	We expect consumer demand for advanced 3G-based and 3G/4G multimode devices, including smartphones, data-centric devices and new device categories, such as tablets and eBook readers, to continue at a strong pace. We also expect growth in lower-end 3G devices as 3G expands in emerging regions. We still face significant competition in lower-end devices from GSM-based products, particularly in emerging regions.
•	We expect that CDMA-based device prices will continue to segment into high, mid and low end due to increased development of smartphones and the popularity of smartphone applications on the high end and high volumes and active competition throughout the world at all tiers. This, along with uneven economic growth and stronger average growth in emerging regions, is expected to continue to impact the average selling price of CDMA-based devices.
•	We continue to invest significant resources toward the development of technology to increase the data rates available with 3G and 4G networks, wireless baseband chips, converged computing/communication chips, multimedia products, software and services for the wireless industry.
•	We continue to invest in the evolution of CDMA and a broad range of other technologies, such as LTE, our IMOD display technology and our Snapdragon platform, as part of our vision to enable a wide range of products and technologies.
•	We resolved a licensee dispute which will be reflected in our financial results beginning in the second quarter of fiscal 2011.
•	We commenced a restructuring plan under which we now expect to shut down our FLO TV business and network in March 2011 and are in the process of shutting down our MediaFLO Technologies division. We estimate that we will incur restructuring and restructuring-related charges associated with this plan in the range of $300 million to $375 million, and that approximately $135 million to $185 million will result in future cash outlays. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012.
•	On January 5, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire Atheros Communications, Inc. for $45 per share in cash, which represented an enterprise value of approximately $3.1 billion on that date. The transaction is expected to close in the first half of calendar 2011 subject to customary closing conditions, including the receipt of domestic and foreign regulatory approvals and the approval of Atheros’ stockholders.
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
First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010
     Revenues. Total revenues for the first quarter of fiscal 2011 were $3.35 billion, compared to $2.67 billion for the first quarter of fiscal 2010.
     Revenues from sales of equipment and services for the first quarter of fiscal 2011 were $2.21 billion, compared to $1.66 billion for the first quarter of fiscal 2010. The increase in revenues from sales of equipment and services was primarily due to a $513 million increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the first quarter of fiscal 2011 were $1.14 billion, compared to $1.01 billion for the first quarter of fiscal 2010. The increase in revenues from licensing and royalty fees was primarily due to a $139 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the first quarter of fiscal 2011 was $1.13 billion, compared to $816 million for the first quarter of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues was 51% for the first quarter of fiscal 2011, compared to 49% for the first quarter of fiscal 2010. The decrease in margin percentage in the first quarter of fiscal 2011 compared to fiscal 2010 was primarily attributable to a decrease in QCT gross margin and the effect of an increase in costs related to our FLO TV subsidiary’s restructuring plan. Cost of equipment and services revenues in the first quarter of fiscal 2011 included $14 million in share-based compensation, compared to $11 million in the first quarter of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. For the first quarter of fiscal 2011, research and development expenses were $671 million or 20% of revenues, compared to $596 million or 22% of revenues for the first quarter of fiscal 2010. The dollar increase was primarily attributable to a $55 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The percentage decrease was primarily attributable to a higher increase in revenues relative to the increase in costs. Research and development expenses for the first quarter of fiscal 2011 included share-based compensation of $86 million, compared to $72 million in the first quarter of fiscal 2010.
     Selling, General and Administrative Expenses. For the first quarter of fiscal 2011, selling, general and administrative expenses were $437 million or 13% of revenues, compared to $379 million or 14% of revenues for the first quarter of fiscal 2010. The dollar increase was primarily attributable to a $36 million increase in employee-related expenses and a $32 million increase in patent-related costs and other professional fees, partially offset by a $17 million decrease in selling and marketing expenses primarily related to our FLO TV subsidiary. Selling, general and administrative expenses for the first quarter of fiscal 2011 included share-based compensation of $72 million, compared to $68 million in the first quarter of fiscal 2010.
     Net Investment Income (Loss). Net investment income was $219 million for the first quarter of fiscal 2011, compared to $173 million for the first quarter of fiscal 2010. The net increase was comprised as follows (in millions):

	Three Months Ended
	December 26,	December 27,
	2010	2009	Change
Interest and dividend income	$131	$145	$(14)
Interest expense	(28)	(9)	(19)
Net realized gains on investments:
Corporate and other segments	127	91	36
QSI	—	11	(11)
Net impairment losses on investments:
Corporate and other segments	(8)	(51)	43
QSI	(3)	(6)	3
Gains (losses) on derivative instruments	1	(4)	5
Equity in losses of investees	(1)	(4)	3

	$219	$173	$46

     During the first quarter of fiscal 2011, we recorded lower impairment losses and higher realized gains on marketable securities as compared to the first quarter of fiscal 2010 due to improvements in financial market conditions. The increase in interest expense is primarily attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.
     Income Tax Expense. Income tax expense was $159 million for the first quarter of fiscal 2011, compared to $211 million for the first quarter of fiscal 2010. The effective tax rate for the first quarter of fiscal 2011 was 12%, compared to 20% for the first quarter of fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. We recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 from the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009. The effective tax rate for the first quarter of fiscal 2011 of 12% was lower than the expected annual effective rate of 14% primarily as a result of the benefit associated with the retroactive extension of the tax credit.
     The estimated annual effective tax rate for fiscal 2011 of 14% is less than the United States federal statutory rate primarily due to benefits of approximately 24% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 3% related to the research and development tax credit, partially offset by state taxes of approximately 5% and other items of approximately 1%.
Our Segment Results for the First Quarter of Fiscal 2011 Compared to the First Quarter of Fiscal 2010
     The following should be read in conjunction with the first quarter financial results of fiscal 2011 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 — Segment Information.”
     QCT Segment. QCT revenues for the first quarter of fiscal 2011 were $2.12 billion, compared to $1.61 billion for the first quarter of fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $2.07 billion for the first quarter of fiscal 2011, compared to $1.55 billion for the first quarter of fiscal 2010. The increase in equipment and services revenues resulted primarily from a $550 million increase related to higher unit shipments, partially offset by a decrease of $32 million related to the net effects of changes in product mix and the average selling prices of such products. Approximately 118 million MSM integrated circuits were sold during the first quarter of fiscal 2011, compared to approximately 92 million for the first quarter of fiscal 2010.1
     QCT earnings before taxes for the first quarter of fiscal 2011 were $640 million, compared to $425 million for the first quarter of fiscal 2010. QCT operating income as a percentage of its revenues (operating margin percentage) was 30% in the first quarter of fiscal 2011, compared to 26% in the first quarter of fiscal 2010. The increases in QCT earnings before taxes and operating margin percentage were primarily attributable to a higher increase in QCT revenues relative to the increases in research and development and selling, general and administrative expenses, partially offset by a decrease in gross margin percentage. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, higher product support costs and a decrease in average unit costs.
     QCT inventories increased by 8% to $520 million in the first quarter of fiscal 2011 from $481 million at September 26, 2010 primarily due to higher finished goods units on hand related to the timing of inventory builds and changes in product mix.
     QTL Segment. QTL revenues for the first quarter of fiscal 2011 were $1.06 billion, compared to $917 million for the first quarter of fiscal 2010. QTL revenues in the first quarter of fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. The $211 million increase in revenues without considering this amount was primarily due to an increase in sales of CDMA-based devices by licensees. QTL earnings before taxes for the first quarter of fiscal 2011 were $892 million, compared to $772 million for the first quarter of fiscal 2010. QTL operating margin percentage was 84% in the first quarter of fiscal 2011, compared to 85% in the first quarter of fiscal 2010. The decrease in operating margin percentage was primarily attributable to an increase in patent-related costs.
     QWI Segment. QWI revenues for the first quarter of fiscal 2011 were $172 million, compared to $142 million for the first quarter of fiscal 2010. Revenues increased primarily due to a $26 million increase in QES equipment and services revenues resulting primarily from higher unit shipments of our asset-tracking products. QWI earnings before taxes for the first quarter of fiscal 2011 were negligible, compared to $9 million for the first quarter of fiscal 2010. QWI operating margin percentage was less than 1% in the first quarter of fiscal 2011, compared to 6% in the first quarter of fiscal 2010. The decreases in QWI earnings before taxes and operating margin percentage were primarily attributable to a decrease in QIS gross margin percentage and an increase in the operating loss of Firethorn.
     QSI Segment. QSI revenues for the first quarter of fiscal 2011 were negligible, compared to $2 million for the first quarter of fiscal 2010. QSI loss before taxes for the first quarter of fiscal 2011 was $159 million, compared to $107 million for the first quarter of fiscal 2010. QSI loss before taxes increased by $52 million primarily due to a $35 million increase in our FLO TV subsidiary’s loss before taxes and a $19 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.
     We have commenced a restructuring plan under which we now expect to shut down the FLO TV business and network in March 2011. QSI loss before taxes for the first quarter of 2011 included $64 million related to this plan. In addition to our ongoing operating costs, we expect to incur restructuring and restructuring-related charges associated with this plan in the range of $300 million to $375 million, which are primarily related to lease exit costs,

[1]	During the first quarter of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

other contract termination costs and asset impairment and accelerated depreciation. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $19.1 billion at December 26, 2010, an increase of $705 million from September 26, 2010. Our cash, cash equivalents and marketable securities at December 26, 2010 consisted of $6.1 billion held domestically and $13.0 billion held by foreign subsidiaries. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $48 million during the first quarter of fiscal 2011, compared to $1.2 billion during the first quarter fiscal 2010. The decrease was primarily due to the payment of $1.5 billion to the United States tax authorities in the first quarter of fiscal 2011.
     At December 26, 2010, approximately $1.7 billion remained authorized for repurchase under our stock repurchase program. The stock repurchase program has no expiration date. While we did not repurchase any of our common stock during the first quarter of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
     We announced cash dividends totaling $309 million, or $0.19 per share, during the first quarter of fiscal 2011, which were paid on December 22, 2010. On January 14, 2011, we announced a cash dividend of $0.19 per share on our common stock, payable on March 25, 2011 to stockholders of record as of February 25, 2011. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.
     Accounts receivable decreased 10% during the first quarter of fiscal 2011. Days sales outstanding, on a consolidated basis, were 18 days at December 26, 2010, compared to 22 days at September 26, 2010. The decreases in accounts receivable and the related days sales outstanding were primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits. Shipments towards the end of the first quarter of fiscal 2011 were lower as a percentage of total shipments as compared to the prior quarter.
     We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. The following working and other capital requirements are anticipated in fiscal 2011:
•	Our research and development expenditures were $671 million in the first quarter of fiscal 2011 and $2.5 billion in fiscal 2010, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.
•	Capital expenditures were $102 million in the first quarter of fiscal 2011 and $426 million in fiscal 2010. We anticipate that capital expenditures will be more than three times higher in fiscal 2011 as compared to fiscal 2010, excluding the fiscal 2010 $1.1 billion advance payment on the BWA spectrum in India, primarily due to estimated capital expenditures of $975 million related to the construction of a new manufacturing facility in Taiwan for our QMT division, which is expected to be operational in fiscal 2012. Future capital expenditures may also be impacted by transactions that are currently not forecasted.
•	Our purchase obligations for the first quarter of fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $1.4 billion at December 26, 2010.
•	We anticipate incurring cash expenditures associated with the shut down of our FLO TV business and network and our MediaFLO Technologies division in the range of $135 million to $185 million, primarily related to lease exit costs and other contract termination costs. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012. We expect the majority of the cash payments associated with this restructuring plan to be made by the end of fiscal 2012.
•	Cash used for strategic investments and acquisitions, net of cash acquired, was $66 million in the first quarter of fiscal 2011 and $94 million in fiscal 2010. On January 5, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire Atheros Communications, Inc. for $45 per share in cash, which represented an enterprise value of approximately $3.1 billion on that date.

We plan to use existing cash, cash equivalents and marketable securities to effect this transaction, and we expect the transaction to close in the first half of calendar 2011. We expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.
•	In the first quarter of fiscal 2011, the $1.1 billion short-term loan related to the BWA spectrum purchase in India was refinanced with new loan agreements that bear interest at an annual rate based on the highest base rate among the bank lenders, which is reset quarterly, plus 0.25% with interest payments due monthly. The new loans are due and payable in full in December 2012. However, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. As a result, the loans are classified as a component of current liabilities.
•	Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $432 million ratably through April 2013, including imputed interest, of which $130 million is payable in the remainder of fiscal 2011.
Contractual Obligations/Off-Balance Sheet Arrangements
     We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at December 26, 2010 includes an aggregate of $1.1 billion in loans that are payable in full in Indian rupees in December 2012. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
     Additional information regarding our financial commitments at December 26, 2010 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Income Taxes,” “Note 8 — Commitments and Contingencies” and “Note 11 — Subsequent Event.”
Risk Factors
     You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010, including our financial statements and the related notes.
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
     Despite the improvements in market conditions, a future decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or others in the wireless industry, such as wireless operators. Other unexpected negative events may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at equipment manufacturers and wireless operators. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to cancellation or delay of orders for our products.
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
     Our future success will depend on, among other factors, our ability to:
•	continue to keep pace with technological developments;

•	drive adoption of our integrated circuit products across a broad spectrum of wireless devices sold by our customers and licensees;

•	develop and introduce new products, services, technologies and enhancements on a timely basis;

•	effectively develop and commercialize turnkey, integrated product offerings that incorporate our integrated circuits, software, user interface and applications;

•	become a preferred partner for operating system platforms, such as Android and Windows Mobile;

•	focus our service businesses on key platforms that create standalone value or contribute to the success of our other businesses; and

•	succeed in significant foreign markets, such as China, India and Europe.
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
     Although we have more than 190 licensees, our QTL segment derives a significant portion of royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have a material adverse effect on our revenues.
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
     Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first quarter of fiscal 2011 and in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:
•	Our products and those of our customers and licensees that are sold into foreign markets may become less price-competitive as a result of adverse currency fluctuations;

•	Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. Weakening of currency values in selected regions could adversely affect our revenues and cash flows;

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and earnings because they may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform;

•	Our loans payable are denominated in Indian rupees. If the U.S. dollar significantly weakens, additional cash may be required to settle this obligation and the related interest; and

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies.
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
     Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have an adverse impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis, customer or licensee demand for our products or the commitment of financial and/or engineering resources that could reduce operating margins and affect future product release schedules. Additionally, a defect or failure, including those related to security vulnerabilities, in our products or the products of our customers or licensees could lead to liability claims, harm our reputation and/or adversely affect the growth of 3G and 3G/4G multimode wireless markets.
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
Our Firethorn business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
     If our Firethorn business does not succeed, our investment in its technology may not provide us an adequate return, and our business could be harmed. Consumer acceptance of our Firethorn service offerings will continue to be affected by competition, technology-based differences and by the operational performance, quality and reliability of our services platforms. Our Firethorn business had $184 million in assets (including $154 million in goodwill) at December 26, 2010. If we do not expect to achieve adequate market penetration with our mobile commerce products, our assets may become impaired, which could negatively affect our operating results.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
     While we continue to believe our QMT division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that our IMOD product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us. Our QMT division had $379 million in assets (including $128 million in goodwill) at December 26, 2010. If we do not expect to achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.

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
     We hold licenses to use spectrum in the United States and the United Kingdom, and we expect that licenses to use the BWA spectrum won in the auction in India will be assigned to us in the first half of calendar 2011. All of these licenses are subject to a variety of ongoing regulatory proceedings in these respective countries. Additionally, certain of our licenses in the United States are subject to minimum build-out requirements to be met at various dates beginning in June 2013. On December 20, 2010, we announced that we have agreed to sell substantially all of our licenses in the United States, subject to the satisfaction of customary closing conditions, including approval by the FCC and clearance from the U.S. Department of Justice. If we do not receive approval to sell these licenses pursuant to this agreement, there is no assurance that we would be able to obtain a comparable price from another party or that we would be able to meet the applicable build-out requirements for those licenses. The BWA spectrum licenses will be subject to minimum build-out requirements to be met within five years of the effective date of the license. If we do not meet these requirements, the relevant government authorities could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. Changes in the allocation of available spectrum by the countries in which we hold licenses could have a material adverse risk on our business and the value of our assets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2010 Annual Report on Form 10-K. At December 26, 2010, there have been no other material changes to the market risks described at September 26, 2010 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     Interest Rate Risk. The following table provides information about our interest-bearing cash and cash equivalents, marketable securities and loans payable that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.
Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

							No Single
	2011	2012	2013	2014	2015	Thereafter	Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$2,984	$—	$—	$—	$—	$—	$—	$2,984
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$1,392	$705	$638	$566	$163	$297	$1,138	$4,899
Interest rate	1.2%	3.1%	2.7%	3.8%	3.6%	7.3%	1.9%
Non-investment grade	$10	$16	$21	$79	$179	$945	$13	$1,263
Interest rate	13.0%	10.1%	9.8%	9.7%	10.4%	8.5%	1.0%
Floating interest-bearing securities:
Cash and cash equivalents	$1,311	$—	$—	$—	$—	$—	$—	$1,311
Interest rate	0.1%
Available-for-sale securities:
Investment grade	$578	$499	$293	$128	$29	$425	$529	$2,481
Interest rate	1.1%	1.4%	0.9%	1.2%	4.4%	8.9%	2.4%
Non-investment grade	$2	$26	$109	$290	$205	$617	$1,102	$2,351
Interest rate	7.3%	6.5%	6.2%	6.6%	7.3%	6.6%	4.0%
Loans payable(1)	$—	$1,089	$—	$—	$—	$—	$—	$1,089
Floating interest rate		9.3%

(1)	Denominated in Indian rupees.
     Cash and cash equivalents and available-for-sale securities are recorded at fair value. The loans payable approximate fair value.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. At December 26, 2010, we had a liability of $2 million related to a foreign currency forward contract that was designated as a net investment hedge of our investment in a wholly-owned subsidiary in Australia. We are subject to market risk on such contract. If the exchange rates relevant to that contract were to change unfavorably by 20%, we would incur a loss of $19 million.
     At December 26, 2010, we had variable-rate long-term loans in the aggregate of $1.1 billion, which are payable in full in Indian rupees in December 2012. The loans are payable in the functional currency of our consolidated subsidiaries that are party to the loans, however, we are subject to foreign currency translation risk, which may impact our liability for principal repayment and interest expense that we will record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional principal and interest expense of $272 million and $50 million, respectively, through the remainder of the contractual terms of the loans.
     Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect the anticipated sale of certain 700 MHz spectrum related to our decision to shut down the FLO TV business and network, we revised the risk factor entitled:
•	“We are subject to government regulation pertaining to environmental and safety laws, to our industry, products and services, to corporate governance and public disclosure and to health care.”
     Other than with respect to that revision, we do not believe the updates to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock with no expiration date. At December 26, 2010, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our common stock during the first quarter of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
10.91	2006 Long-Term Incentive Plan, as amended. (4)
10.92	Executive Retirement Matching Contribution Plan, as amended. (4)
10.93	Agreement and Plan of Merger, dated as of January 5, 2011, among QUALCOMM Incorporated, T Merger Sub, Inc. and Atheros Communications, Inc. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.

Exhibit
Number	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

(6)	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: January 26, 2011