Form 10-Q
period 2011-03-27
QUALCOMM INC/DE
filed 2011-04-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 18, 2011, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,669,532,005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 27, 2011	September 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,367	$3,547
Marketable securities	6,658	6,732
Accounts receivable, net	715	730
Inventories	606	528
Deferred tax assets	330	321
Other current assets	174	275
Total current assets	14,850	12,133
Marketable securities	9,081	8,123
Deferred tax assets	1,917	1,922
Assets held for sale	746	—
Property, plant and equipment, net	2,114	2,373
Goodwill	1,417	1,488
Other intangible assets, net	2,174	3,022
Other assets	1,525	1,511
Total assets	$33,824	$30,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$666	$764
Payroll and other benefits related liabilities	558	467
Unearned revenues	518	623
Loans payable	1,100	1,086
Income taxes payable	69	1,443
Other current liabilities	1,474	1,085
Total current liabilities	4,385	5,468
Unearned revenues	3,733	3,485
Other liabilities	705	761
Total liabilities	8,823	9,714

Commitments and contingencies (Note 8)

Stockholders' equity:
QUALCOMM Incorporated (QUALCOMM) stockholders' equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at
March 27, 2011 and September 26, 2010	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,666 and 1,612 shares issued and
outstanding at March 27, 2011 and September 26, 2010, respectively	—	—
Paid-in capital	9,325	6,856
Retained earnings	14,840	13,305
Accumulated other comprehensive income	802	697
Total QUALCOMM stockholders' equity	24,967	20,858
Noncontrolling interests (Note 7)	34	—
Total stockholders’ equity	25,001	20,858
Total liabilities and stockholders’ equity	$33,824	$30,572

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Revenues:
Equipment and services	$2,044	$1,595	$4,257	$3,257
Licensing and royalty fees	1,831	1,068	2,965	2,076
Total revenues	3,875	2,663	7,222	5,333

Operating expenses:
Cost of equipment and services revenues	1,363	809	2,493	1,624
Research and development	740	648	1,411	1,244
Selling, general and administrative	585	430	1,022	810
Goodwill impairment (Note 11)	114	—	114	—
Total operating expenses	2,802	1,887	5,040	3,678

Operating income	1,073	776	2,182	1,655

Investment income, net (Note 5)	185	189	404	361
Income before income taxes	1,258	965	2,586	2,016
Income tax expense	(263)	(191)	(422)	(401)
Net income	995	774	2,164	1,615
Net loss attributable to the noncontrolling interests (Note 7)	4	—	4	—
Net income attributable to QUALCOMM	$999	$774	$2,168	$1,615

Earnings per common share attributable to QUALCOMM:
Basic earnings per common share	$0.60	$0.47	$1.32	$0.97
Diluted earnings per common share	$0.59	$0.46	$1.30	$0.96

Shares used in per share calculations:
Basic	1,654	1,662	1,639	1,667
Diluted	1,689	1,678	1,669	1,685

Dividends per share announced	$0.19	$0.17	$0.38	$0.34

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 27, 2011	March 28, 2010
Operating Activities:
Net income	$2,164	$1,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635	329
Goodwill impairment	114	—
Revenues related to non-monetary exchanges	(62)	(68)
Income tax provision less than income tax payments	(1,334)	(6)
Non-cash portion of share-based compensation expense	375	304
Incremental tax benefit from stock options exercised	(132)	(31)
Net realized gains on marketable securities and other investments	(231)	(182)
Net impairment losses on marketable securities and other investments	16	73
Other items, net	19	(4)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	23	35
Inventories	(81)	52
Other assets	(19)	(70)
Trade accounts payable	(145)	(81)
Payroll, benefits and other liabilities	269	(239)
Unearned revenues	205	305
Net cash provided by operating activities	1,816	2,032
Investing Activities:
Capital expenditures	(181)	(196)
Purchases of available-for-sale securities	(5,845)	(4,480)
Proceeds from sale of available-for-sale securities	5,467	4,241
Cash received for partial settlement of investment receivables	18	33
Other investments and acquisitions, net of cash acquired	(89)	(28)
Other items, net	5	3
Net cash used by investing activities	(625)	(427)
Financing Activities:
Borrowing under loans payable	1,260	—
Repayment of loans payable	(1,260)	—
Proceeds from issuance of common stock	2,024	484
Proceeds from issuance of subsidiary shares to noncontrolling interests (Note 7)	62	—
Incremental tax benefit from stock options exercised	132	31
Repurchase and retirement of common stock	—	(1,715)
Dividends paid	(625)	(563)
Change in obligation under securities lending	30	—
Other items, net	(4)	(1)
Net cash provided (used) by financing activities	1,619	(1,764)
Effect of exchange rate changes on cash	10	(5)
Net increase (decrease) in cash and cash equivalents	2,820	(164)
Cash and cash equivalents at beginning of period	3,547	2,717
Cash and cash equivalents at end of period	$6,367	$2,553

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2010 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and six-month periods ended March 27, 2011 and March 28, 2010 included 13 weeks and 26 weeks, respectively.
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
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to QUALCOMM by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to QUALCOMM by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 27, 2011 were 34,955,000 and 30,231,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 28, 2010 were 16,227,000 and 17,935,000, respectively.
     Employee stock options to purchase approximately 5,881,000 and 33,336,000 shares of common stock during the three months and six months ended March 27, 2011, respectively, and employee stock options to purchase approximately 151,396,000 and 136,623,000 shares of common stock during the three months and six months ended March 28, 2010, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. In addition, 78,000 and 60,000 shares of other common stock equivalents during the three months and six months ended March 27, 2011, respectively, and 3,900 and 184,000 shares of other common stock equivalents during the three months and six months ended March 28, 2010, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
Comprehensive Income. Total comprehensive income consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net income	$995	$774	$2,164	$1,615
Other comprehensive income:
Foreign currency translation	8	(10)	13	(2)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	(6)	12	(10)	20
Net unrealized gains on other marketable securities and derivative instruments, net of income taxes	90	162	221	331
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes	(49)	(103)	(125)	(164)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	2	15	6	47
Total other comprehensive income	45	76	105	232
Total comprehensive income	1,040	850	2,269	1,847
Comprehensive loss attributable to noncontrolling interests	4	—	4	—
Comprehensive income attributable to QUALCOMM	$1,044	$850	$2,273	$1,847
Components of accumulated other comprehensive income consisted of the following (in millions):

	March 27, 2011	September 26, 2010
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$46	$62
Net unrealized gains on marketable securities, net of income taxes	829	723
Net unrealized losses on derivative instruments, net of income taxes	(6)	(8)
Foreign currency translation	(67)	(80)
	$802	$697
At March 27, 2011, accumulated other comprehensive income included $18 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Share-Based Payments. Total share-based compensation expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Cost of equipment and services revenues	$17	$10	$30	$21
Research and development	98	75	184	147
Selling, general and administrative	87	69	159	137
Share-based compensation expense before income taxes	202	154	373	305
Related income tax benefit	(56)	(56)	(111)	(93)
Share-based compensation expense, net of income taxes	$146	$98	$262	$212
The Company recorded $38 million in share-based compensation expense during both of the six months ended March 27, 2011 and March 28, 2010, related to share-based awards granted during those periods. In addition, for the six months ended March 27, 2011 and March 28, 2010, $132 million and $31 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods.
At March 27, 2011, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $833 million and $395 million, respectively, which are each expected to be recognized over a weighted-average period of 2.4 years. Net share-based awards, after forfeitures and cancellations, granted during the six months ended March 27, 2011 and March 28, 2010 represented 0.3% and 1.1%, respectively, of outstanding shares as of the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning of each fiscal period. Total share-based awards granted during the six months ended March 27, 2011 and March 28, 2010 represented 0.5% and 1.4%, respectively, of outstanding shares as of the end of each fiscal period.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 27, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,061	$3,732	$—	$5,793
Marketable securities
U.S. Treasury securities and government-related securities	205	347	—	552
Corporate bonds and notes	—	5,751	—	5,751
Mortgage- and asset-backed securities	—	624	6	630
Auction rate securities	—	—	125	125
Non-investment-grade debt securities	—	3,527	11	3,538
Common and preferred stock	1,189	736	—	1,925
Equity mutual and exchange-traded funds	1,003	—	—	1,003
Debt mutual funds	1,730	485	—	2,215
Total marketable securities	4,127	11,470	142	15,739
Derivative instruments	—	5	—	5
Other investments (1)	163	—	—	163
Total assets measured at fair value	$6,351	$15,207	$142	$21,700
Liabilities
Derivative instruments	$—	$17	$—	$17
Other liabilities (1)	163	—	8	171
Total liabilities measured at fair value	$163	$17	$8	$188
______________________________
(1) Primarily comprised of the Company’s deferred compensation plan liability and related assets which are invested in mutual funds.

Marketable Securities. With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to determine whether the inputs used in the vendor's pricing processes are deemed to be observable.
The fair value of other government-related securities and investment- and non-investment-grade corporate bonds and notes is generally determined using standard observable inputs, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
The fair value of debt mutual funds is determined based on published net asset values. The Company assesses the daily frequency and size of transactions at published net asset values to determine whether fair value is based on observable or unobservable inputs.
The fair value of mortgage- and asset-backed securities is derived from the use of matrix pricing or cash flow pricing models in which inputs are observable, including contractual terms, maturity, prepayment speeds, credit rating and securitization structure, to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those that are rated below AAA, require use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of market participants. Though the vast majority of the securities held by the Company are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. Therefore, auction rate securities are included in Level 3.
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
Other Liabilities. Other liabilities include put rights held by third parties representing interests in certain of the Company's subsidiaries (Note 7). These put rights are valued using standard models that are primarily based on unobservable inputs, including volatilities. Therefore, these put rights are included in Level 3.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 27, 2011 or March 28, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 27, 2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$126	$18	$—
Total realized and unrealized gains:
Included in investment gains, net	—	1	—
Included in other comprehensive income	2	—	—
Issuances	—	—	8
Settlements	(3)	(3)	—
Transfers into Level 3	—	1	—
Ending balance of Level 3	$125	$17	$8

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 28, 2010
	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$174	$31
Total realized and unrealized (losses) gains:
Included in investment gains, net	—	2
Included in other comprehensive income	7	—
Settlements	(5)	(10)
Transfers into Level 3	—	4
Ending balance of Level 3	$176	$27
The Company's policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the six months ended March 27, 2011 and March 28, 2010 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in the credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost- and equity-method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 27, 2011, goodwill with a carrying amount of $154 million was written down to its implied fair value of $40 million, resulting in an impairment charge of $114 million (Note 11). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. During the six months ended March 27, 2011 and March 28, 2010, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 3 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 27, 2011	September 26, 2010	March 27, 2011	September 26, 2010
Available-for-sale:
U.S. Treasury securities and government-related securities	$548	$650	$4	$4
Corporate bonds and notes	3,688	3,504	2,063	1,495
Mortgage- and asset-backed securities	545	629	85	38
Auction rate securities	—	—	125	126
Non-investment-grade debt securities	20	21	3,518	3,344
Common and preferred stock	127	52	1,798	1,670
Equity mutual and exchange-traded funds	—	—	1,003	979
Debt mutual funds	1,730	1,476	—	—
Total available-for-sale	6,658	6,332	8,596	7,656
Fair value option:
Debt mutual fund	—	—	485	467
Time deposits	—	400	—	—
Total marketable securities	$6,658	$6,732	$9,081	$8,123
In fiscal 2010, the Company made an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At March 27, 2011, the Company had an effective ownership interest in the debt mutual fund of 18.4%. Changes

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in fair value associated with this investment are recognized in net investment income. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily. At September 26, 2010, marketable securities included $400 million of time deposits that matured in December 2010.
At March 27, 2011, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$1,261	$4,406	$2,059	$974	$3,626	$12,326
Securities with no single maturity date included mortgage- and asset-backed securities, auction rate securities, non-investment-grade debt securities and debt mutual funds.
The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 27, 2011	$95	$(6)	$89
March 28, 2010	86	(6)	80
For the six months ended
March 27, 2011	$223	$(11)	$212
March 28, 2010	194	(12)	182
Available-for-sale securities were comprised as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 27, 2011
Equity securities	$2,364	$574	$(10)	$2,928
Debt securities	11,876	464	(14)	12,326
	$14,240	$1,038	$(24)	$15,254
September 26, 2010
Equity securities	$2,309	$403	$(11)	$2,701
Debt securities	10,795	512	(20)	11,287
	$13,104	$915	$(31)	$13,988
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 27, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,262	$(5)	$43	$—
Mortgage- and asset-backed securities	139	(1)	4	—
Auction rate securities	—	—	125	(2)
Non-investment-grade debt securities	334	(3)	28	(2)
Common and preferred stock	206	(10)	4	—
Debt mutual funds	525	(1)	—	—
	$2,466	$(20)	$204	$(4)

	September 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$425	$(1)	$23	$—
Auction rate securities	—	—	126	(4)
Non-investment-grade debt securities	296	(7)	90	(8)
Common and preferred stock	133	(10)	3	—
Equity mutual and exchange-traded funds	277	(1)	—	—
	$1,131	$(19)	$242	$(12)
At March 27, 2011, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Beginning balance of credit losses	$89	$143	$109	$170
Credit losses recognized on securities previously impaired	(30)	—	(40)	—
Credit losses recognized on securities previously not impaired	—	—	—	1
Reductions in credit losses related to securities sold	(5)	(6)	(12)	(18)
Accretion of credit losses due to an increase in cash flows expected to be collected	(2)	(3)	(5)	(19)
Ending balance of credit losses	$52	$134	$52	$134

Note 4 — Composition of Certain Financial Statement Items
     Accounts Receivable.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 27, 2011	September 26, 2010
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $3, respectively	$668	$697
Long-term contracts	31	25
Other	16	8
	$715	$730
     Inventories.

	March 27, 2011	September 26, 2010
	(In millions)
Raw materials	$21	$15
Work-in-process	305	284
Finished goods	280	229
	$606	$528
     Other Current Liabilities.

	March 27, 2011	September 26, 2010
	(In millions)
Customer-related liabilities, including incentives, rebates and other reserves	$775	$574
Current portion of payable to Broadcom for litigation settlement	170	170
Payable for unsettled securities trades	193	80
Other	336	261
	$1,474	$1,085

Note 5 — Investment Income, Net

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(In millions)
Interest and dividend income	$126	$129	$256	$274
Interest expense	(34)	(7)	(62)	(16)
Net realized gains on marketable securities	102	80	231	182
Impairment losses on marketable securities	(4)	(15)	(11)	(67)
Impairment losses on other investments	(1)	(1)	(5)	(6)
Gains (losses) on derivative instruments	—	3	—	(1)
Equity in losses of investees	(4)	—	(5)	(5)
	$185	$189	$404	$361

Note 6 — Income Taxes
The Company estimates its annual effective income tax rate to be approximately 17% for fiscal 2011, compared to the 20% effective income tax rate for fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. The Company recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 for the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company's state tax rate will be lower as a result of California tax legislation

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

enacted in 2009.
The estimated annual effective tax rate for fiscal 2011 of 17% is less than the United States federal statutory rate primarily due to benefits of approximately 21% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 2% related to the research and development tax credit, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 27, 2011 were as follows (in millions):

	QUALCOMM Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at September 26, 2010	$20,858	$—	$20,858
Issuance of subsidiary shares to noncontrolling interests	16	38	54
Net income (loss)	2,168	(4)	2,164
Other comprehensive income	105	—	105
Common stock issued under employee benefit plans	1,988	—	1,988
Share-based compensation	396	—	396
Tax benefit from exercise of stock options	79	—	79
Dividends	(633)	—	(633)
Other	(10)	—	(10)
Balance at March 27, 2011	$24,967	$34	$25,001

Noncontrolling Interests. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. The Company expects that licenses to operate wireless networks on this spectrum will be assigned to the Company in the third quarter of fiscal 2011 with an initial license period of 20 years. At March 27, 2011 and September 26, 2010, the Company had a $1.1 billion advance payment included in noncurrent other assets related to this spectrum. The Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government’s rollout requirement for the BWA spectrum and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
During the second quarter of fiscal 2011, in connection with the India BWA spectrum purchase, certain of the Company's subsidiaries in India issued noncontrolling interests to two third-party Indian investors for $62 million, such that the Company now holds a 74% interest in each of those subsidiaries, the maximum interest permitted under applicable Indian Foreign Direct Investment regulations. In addition, the third parties representing the noncontrolling interests in the subsidiaries hold put rights that provide them with options to sell their ownership interests in the subsidiaries to QUALCOMM Incorporated or its nominee (subject to applicable regulatory approvals) after July 29, 2014, or earlier if certain events occur, at a price equal to their original capital contribution. The aggregate fair value of these put rights, which are accounted for as freestanding financial instruments classified in other liabilities, was $8 million at March 27, 2011.
Stock Repurchase Program. The Company did not repurchase any shares during the three and six months ended March 27, 2011. During the three and six months ended March 28, 2010, the Company repurchased and retired 43,871,000 shares of the Company’s common stock for $1.7 billion. At March 27, 2011, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.
Dividends. On March 8, 2011 the Company announced an increase in its quarterly cash dividend per share of common stock from $0.19 to $0.215, which is effective for dividends payable after March 25, 2011. On April 7, 2011, the Company announced a cash dividend of $0.215 per share on the Company’s common stock, payable on June 24, 2011 to stockholders of record as of May 27, 2011. During the six months ended March 27, 2011 and March 28, 2010, dividends charged to retained

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

earnings were as follows (in millions, except per share data):

	2011		2010
	Per Share	Total	Per Share	Total
First Quarter	$0.19	$314	$0.17	$284
Second Quarter	0.19	319	0.17	279
	$0.38	$633	$0.34	$563

Note 8 — Commitments and Contingencies
Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern Division of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The District Court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for the United States market to a licensed supplier of Tessera, and the Company continued to supply the United States market without interruption. On December 21, 2010, the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the ITC’s orders, and on March 29, 2011, it declined to reconsider that decision. The Company may appeal to the U.S. Supreme Court. Once the stay is lifted, Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has had seven hearing days to date, with an additional hearing day scheduled on April 26, 2011, and additional hearing days yet to be scheduled.
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
Panasonic Arbitration: QUALCOMM and Panasonic Mobile Communications Co. Ltd. (Panasonic) have settled their dispute resulting in the dismissal of the arbitration that was previously filed by Panasonic on August 5, 2009 and amended on January 31, 2010, and as a result of the settlement, the Company is no longer deferring royalty revenue reported by Panasonic. Panasonic had alleged, among other things, that it did not owe royalties, or owed less royalties, to QUALCOMM on its WCDMA subscriber devices sold on or after December 21, 2008, that the Company breached the license agreement between the parties as well as certain commitments to standards setting organizations, and that the Company violated the Japanese Antimonopoly Act. The arbitration had been proceeding in phases. In the first phase of the arbitration, the arbitrator rejected Panasonic’s claims that the Company breached the license agreement.
Formal Order of Private Investigation: On September 8, 2010, the Company was notified by the Securities and Exchange Commission’s Los Angeles Regional office (SEC) of a formal order of private investigation. The Company understands that the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. The audit committee completed an internal review with the assistance of independent counsel and independent forensic accountants. This internal review into the allegations and related accounting practices did not identify any errors in the Company's financial statements. The Company continues to cooperate with the SEC’s ongoing investigation.
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
Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $502 million was paid through March 27, 2011, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009. At March 27, 2011, the carrying value of the liability was $376 million, which also approximated the fair value of the contractual liability net of imputed interest.
Loans Payable Related to India Spectrum Acquisition. In June 2010, in connection with the India BWA spectrum purchase, certain of the Company's subsidiaries in India entered into a loan agreement with multiple lenders that was denominated in Indian rupees. The loan had a fixed interest rate of 6.75% per year with interest payments due monthly and was payable in full in December 2010. On December 13, 2010, the loan was refinanced with new loan agreements that bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (9.25% at March 27, 2011) with interest payments due monthly. The new loans are due and payable in full in December 2012. However, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. As a result, the loans are classified as a component of current liabilities. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. At March 27, 2011, the aggregate carrying value of the loans was $1.1 billion, which approximated fair value.
Indemnifications. In general, the Company does not agree to indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 27, 2011 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at March 27, 2011 for the remainder of fiscal 2011 and for each of the subsequent four years from fiscal 2012 through 2015 were approximately $1.2 billion, $236 million, $29 million, $4 million and $33 million, respectively, and $24 million thereafter. Of these amounts, for the remainder

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of fiscal 2011 and for fiscal 2012, commitments to purchase integrated circuit product inventories comprised $1.0 billion and $52 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at March 27, 2011 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2011	$8	$52	$60
2012	16	72	88
2013	16	40	56
2014	16	29	45
2015	17	23	40
Thereafter	417	220	637
Total minimum lease payments	$490	$436	$926
Deduct: Amounts representing interest	277
Present value of minimum lease payments	213
Deduct: Current portion of capital lease obligations	2
Long-term portion of capital lease obligations	$211
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements, primarily related to cell site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the cell site leases upon commencement of each lease, the Company included all renewal options. As a result of the restructuring plan (Note 10), the Company does not intend to renew its existing site capital leases. As of March 27, 2011, the Company expects to write off $182 million of cell site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $210 million of its capital lease obligations (which are included in other liabilities) at the end of the current contractual lease terms related to lease renewal option periods thereafter. Any early terminations may impact the amounts that are written off.

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

•
Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way wireless information and position reporting services to transportation and logistics companies and other enterprise companies with fleet vehicles; and

•	Firethorn — builds and manages software applications that enable certain mobile commerce services.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Qualcomm Strategic Initiatives (QSI) — consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. The Company is executing on a restructuring plan under which the FLO TV business and network were shut down on March 27, 2011 (Note 10). QSI makes strategic investments that the Company believes will open new markets for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India.

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

	QCT	QTL	QWI	QSI	Reconciling Items	Total
For the three months ended:
March 27, 2011
Revenues	$1,962	$1,746	$157	$5	$5	$3,875
EBT	417	1,575	(135)	(404)	(195)	1,258
March 28, 2010
Revenues	$1,537	$974	$152	$2	$(2)	$2,663
EBT	344	821	(1)	(136)	(63)	965

For the six months ended:
March 27, 2011
Revenues	$4,078	$2,803	$329	$5	$7	$7,222
EBT	1,057	2,467	(135)	(563)	(240)	2,586
March 28, 2010
Revenues	$3,144	$1,891	$294	$4	$—	$5,333
EBT	769	1,594	8	(243)	(112)	2,016
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Revenues
Elimination of intersegment revenues	$(1)	$(5)	$(2)	$(7)
Other nonreportable segments	6	3	9	7
	$5	$(2)	$7	$—
EBT
Unallocated cost of equipment and services revenues	$(17)	$(10)	$(30)	$(21)
Unallocated research and development expenses	(155)	(117)	(274)	(205)
Unallocated selling, general and administrative expenses	(164)	(71)	(251)	(144)
Unallocated investment income, net	216	187	461	365
Other nonreportable segments	(77)	(51)	(147)	(105)
Intersegment eliminations	2	(1)	1	(2)
	$(195)	$(63)	$(240)	$(112)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months and six months ended March 27, 2011, unallocated research and development expenses included $98 million and $184 million, respectively, and unallocated selling, general and administrative expenses included $87 million and $159 million, respectively, of share-based compensation expense. During the three months and six months ended March 28, 2010, unallocated research and development expenses included $75 million and $147 million, respectively, and unallocated selling, general and administrative expenses included $69 million and $137 million, respectively, of share-based compensation expense. Unallocated cost of equipment and services revenues was comprised entirely of share-based compensation expense.
Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI	QSI
For the three months ended:
March 27, 2011
Revenues from external customers	$1,961	$1,746	$157	$5
Intersegment revenues	1	—	—	—
March 28, 2010
Revenues from external customers	$1,532	$974	$152	$2
Intersegment revenues	5	—	—	—

For the six months ended:
March 27, 2011
Revenues from external customers	$4,076	$2,803	$329	$5
Intersegment revenues	2	—	—	—
March 28, 2010
Revenues from external customers	$3,137	$1,891	$294	$4
Intersegment revenues	7	—	—	—

Segment assets are comprised of accounts receivable and inventories for all operating segments other than QSI. The QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries, including FLO TV. QSI segment assets related to the FLO TV business totaled $949 million and $1.3 billion at March 27, 2011 and September 26, 2010, respectively. Reconciling items for total assets included $437 million and $384 million at March 27, 2011 and September 26, 2010, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 27, 2011	September 26, 2010
QCT	$1,130	$1,085
QTL	26	28
QWI	149	129
QSI	2,597	2,745
Reconciling items	29,922	26,585
Total consolidated assets	$33,824	$30,572

Note 10 — Restructuring
On December 20, 2010, the Company agreed to sell substantially all of the Company’s 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission. The agreement follows the Company’s previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. Under the restructuring plan, the FLO TV business and network were shut down on March 27, 2011, and the Company is no longer pursuing the MediaFLO Technologies business. Restructuring activities

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under this plan were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as the Company continues to negotiate the exit of certain contracts and removes certain of its equipment from the network sites. The spectrum was classified as held for sale at March 27, 2011. Although the Company will attempt to sell certain of the other FLO TV assets, these other assets were classified as held for use at March 27, 2011 because the held for sale criteria, under applicable accounting rules, were not met, and as a result, the FLO TV business was not considered a discontinued operation at March 27, 2011.
The Company estimates that it will incur future restructuring and restructuring-related charges associated with this plan of up to $65 million, which are primarily related to lease exit and other costs. Restructuring charges consist of lease exit costs, other contract termination costs and certain severance costs. Restructuring-related charges include all other charges associated with the execution of this plan and primarily consist of asset impairment and accelerated depreciation. The restructuring charges are recorded in the QSI segment, and the restructuring-related charges are recorded primarily in the QSI segment. The Company may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures associated with this plan are expected to be in the range of $125 million to $175 million.
The Company recorded restructuring and restructuring-related costs as follows (in millions):

	Three Months Ended March 27, 2011
	Asset Impairment and Accelerated Depreciation	Contract Termination	Other	Total
Restructuring charges
Cost of equipment and services revenues	$—	$8	$(2)	$6
Selling, general and administrative	—	38	2	40
	—	46	—	46
Restructuring-related charges
Cost of equipment and services revenues	254	—	—	254
Selling, general and administrative	7	—	5	12
	261	—	5	266
	$261	$46	$5	$312

	Six Months Ended March 27, 2011
	Asset Impairment and Accelerated Depreciation	Contract Termination	Other	Total
Restructuring charges
Revenues	$—	$2	$—	$2
Cost of equipment and services revenues	—	9	8	17
Research and development	—	2	—	2
Selling, general and administrative	—	38	4	42
	—	51	12	63
Restructuring-related charges
Cost of equipment and services revenues	287	—	—	287
Research and development	6	—	—	6
Selling, general and administrative	12	—	13	25
	305	—	13	318
	$305	$51	$25	$381
The following is a rollforward of the restructuring accrual since inception of the plan, which is reported as a component of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accrued expenses (in millions):

	Balance at September 26, 2010	Net Additions	Cash Payments	Balance at March 27, 2011
Contract termination costs	$—	$51	$(6)	$45
Other costs	—	12	(5)	7
	$—	$63	$(11)	$52

Note 11 — Goodwill Impairment
         During the first quarter of fiscal 2011, the Firethorn division in the QWI segment introduced a new product application trademarked as SWAGG. The initial consumer adoption rate of SWAGG has fallen significantly short of the Company's expectations, and as a result, the Company revised its internal forecasts to reflect lower than expected demand and reduced the Firethorn cost structure. Based on these adverse changes, the Company performed a goodwill impairment test for the Firethorn division, which was determined to be a reporting unit for purposes of the goodwill impairment test. The goodwill impairment test is a two-step process. First, the Company estimated the fair value of the Firethorn reporting unit by considering both discounted future projected cash flows and prices of comparable businesses. The results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company measured the amount of impairment charge by determining the implied fair value of the goodwill as if the Firethorn reporting unit were being acquired in a business combination. The Company determined the fair value of the assets and the liabilities, primarily using a cost approach. Based on the results of the goodwill impairment test, the Company recorded a pre-tax goodwill impairment charge of $114 million in the second quarter of fiscal 2011. Subsequent to the impairment, $40 million of goodwill remains for the Firethorn reporting unit.

Note 12 — Acquisition
        On January 5, 2011, the Company announced that it had entered into a definitive agreement under which it intends to acquire Atheros Communications, Inc. for $45 per share in cash, which represented an enterprise value of approximately $3.1 billion on that date. The transaction has received approval of Atheros’ stockholders and certain foreign regulators, and the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, has expired. The completion of the transaction remains subject to the satisfaction of certain closing conditions, including an additional foreign regulatory approval. The Company expects the transaction to close in the third quarter of fiscal 2011.

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
Overview
Recent Developments
Revenues for the second quarter of fiscal 2011 were $3.9 billion, with net income of $999 million, which were impacted by the following key items:

•
We shipped approximately 118 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 27% compared to approximately 93 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $40.0 billion, an increase of approximately 44% compared to approximately $27.7 billion in the year ago quarter. (2)

•	We resolved two licensee disputes, and as a result, recorded revenues of $401 million related to prior quarters.

•
We are executing on a restructuring plan under which the FLO TV business and network were shut down, and we are no longer pursuing our MediaFLO Technologies business. We recorded restructuring and restructuring-related charges of $312 million in the second quarter of fiscal 2011.

•
During the first quarter of fiscal 2011, the Firethorn division in the QWI segment introduced a new product application trademarked as SWAGG. The initial consumer adoption of SWAGG has fallen significantly short of our expectation, and as a result, in the second quarter of fiscal 2011, we recorded impairment charges of $120 million, including $114 million in goodwill impairment.

Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2011 with respect to key elements of our business or our industry:

•	Worldwide wireless subscriptions grew by approximately 3% to reach approximately 5.6 billion.(3)

•
Worldwide 3G subscriptions (all CDMA-based) grew to approximately 1.3 billion, approximately 24% of total wireless subscriptions, including approximately 524 million CDMA2000 1X/1xEV-DO subscriptions and approximately 783 million WCDMA/HSPA/TD-SCDMA subscriptions. (3)

•	In the handset market, CDMA-based unit shipments grew an estimated 38% over the prior year quarter, compared to an estimated increase of 16% across all wireless technologies. (4)

(1)
During the second quarter of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

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

(3)
According to Wireless Intelligence estimates as of April 18, 2011, for the quarter ending March 31, 2011. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(4)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their February 2011 Global Handset Market Share Update.

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital wireless telecommunications products and services based on our CDMA technology and other technologies. We derive revenues principally from sales of integrated circuit products, license fees and royalties for use of our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services and software hosting services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.

We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.
QCT is a leading developer and supplier of CDMA- and OFDMA-based integrated circuits and system software for wireless voice and data communications, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are used in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers, data cards and infrastructure equipment. The integrated circuits for wireless devices include the Mobile Station Modem (MSM), Mobile Data Modem (MDM), Qualcomm Single Chip (QSC), Qualcomm Snapdragon (QSD), Radio Frequency (RF), Power Management (PM) and Bluetooth devices. The baseband integrated circuits (MSM, MDM, QSC and QSD) for wireless devices and system software perform voice and data communication, multimedia and global positioning functions, and our RF, PM and Bluetooth devices perform radio conversion between radio frequency and baseband signals, power management and peripheral connectivity. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. The infrastructure equipment integrated circuits and system software perform the core baseband CDMA modem functionality in the wireless operator’s base station equipment. QCT revenues comprised 51% and 58% of total consolidated revenues in the second quarter of fiscal 2011 and 2010, respectively, and 56% and 59% of total consolidated revenues for the first six months of fiscal 2011 and 2010, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 45% and 37% of total consolidated revenues in the second quarter of fiscal 2011 and 2010, respectively, and 39% and 35% of total consolidated revenues for the first six months of fiscal 2011 and 2010, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through March 2011, QES has shipped approximately 1,466,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 4% and 6% of total consolidated revenues in the second quarter of fiscal 2011 and 2010, and 5% and 6% of total consolidated revenues for the first six months of fiscal 2011 and 2010, respectively.
QSI consists of the Company’s strategic investment activities, including FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary. QSI makes strategic investments that we believe will open new markets for CDMA- and OFDMA-based technologies, support the design and introduction of new CDMA and OFDMA products and services for wireless voice and internet data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India. On December 20, 2010, we announced that we have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission. The agreement follows our previously announced plan to restructure and evaluate strategic options related to our FLO TV business and network. Under the restructuring plan, we shut down the FLO TV business and network in March 2011.
Nonreportable segments include: the Qualcomm MEMS Technologies division, which continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; and other product initiatives. The MediaFLO Technologies business is no longer being pursued.

Restructuring and Restructuring-Related Activities
We are executing on a restructuring plan under which the FLO TV business and network were shut down on March 27, 2011, and we are no longer pursuing our MediaFLO Technologies business. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as we continue to negotiate the exit of certain contracts and remove certain of our equipment from the network sites. The 700 MHz spectrum that we agreed to sell was classified as held for sale at March 27, 2011. Although we will attempt to sell certain of the other FLO TV assets, these other assets were classified as held for use at March 27, 2011 because the held for sale criteria, under applicable accounting rules, were not met, and as a result, the FLO TV business was not considered a discontinued operation at March 27, 2011.
We estimate that we will incur restructuring and restructuring-related charges associated with this plan of up to $65 million, which are primarily related to lease exit and other costs. Restructuring charges consist of lease exit costs, other contract termination costs and certain severance costs. Restructuring-related charges include all other charges associated with the execution of this plan and are expected to primarily consist of asset impairments and accelerated depreciation. The restructuring charges are recorded in the QSI segment, and the restructuring-related charges are recorded primarily in the QSI segment. We may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures associated with this plan are expected to be in the range of $125 million to $175 million.
The Company recorded restructuring and restructuring-related costs as follows (in millions):

	Three Months Ended March 27, 2011
	Asset Impairment and Accelerated Depreciation	Contract Termination	Other	Total
Restructuring charges
Cost of equipment and services revenues	$—	$8	$(2)	$6
Selling, general and administrative	—	38	2	40
	—	46	—	46
Restructuring-related charges
Cost of equipment and services revenues	254	—	—	254
Selling, general and administrative	7	—	5	12
	261	—	5	266
	$261	$46	$5	$312

	Six Months Ended March 27, 2011
	Asset Impairment and Accelerated Depreciation	Contract Termination	Other	Total
Restructuring charges
Revenues	$—	$2	$—	$2
Cost of equipment and services revenues	—	9	8	17
Research and development	—	2	—	2
Selling, general and administrative	—	38	4	42
	—	51	12	63
Restructuring-related charges
Cost of equipment and services revenues	287	—	—	287
Research and development	6	—	—	6
Selling, general and administrative	12	—	13	25
	305	—	13	318
	$305	$51	$25	$381

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

•
We expect that CDMA-based device prices will continue to vary broadly due to the increased penetration of smartphones and the popularity of smartphone applications combined with active competition throughout the world at all price tiers. This, along with varying rates of economic growth by region and stronger than average growth in emerging regions, is expected to continue to impact the average and range of selling prices of CDMA-based devices.

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

•
We are executing on a restructuring plan under which we shut down the FLO TV business and network, and we are no longer pursuing our MediaFLO Technologies business. We estimate that we will incur future restructuring and restructuring-related charges associated with this plan of up to $65 million, and that future cash expenditures associated with this plan will be in the range of $125 million to $175 million. We may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012. We have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval from the U.S. Federal Communications Commission. If the closing conditions are met, we expect to recognize a gain of $1.2 billion.

•
Based on our most recent review of our extended supply chain, we do not foresee any significant impact in our ability to supply product to our customers as a result of the recent events in Japan. In addition, based on preliminary indications, we do not foresee any significant impact on the demand profile for wireless devices in that region. We will continue to monitor the situation and its impact on our business as the situation in Japan develops.

•
On January 5, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire Atheros Communications, Inc. for $45 per share in cash, which represented an enterprise value of approximately $3.1 billion on that date. The transaction has received approval by Atheros’ stockholders and certain foreign regulators, and the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, has expired. The transaction is subject to certain closing conditions, including the receipt of an additional foreign regulatory approval, and is expected to close in the third quarter of fiscal 2011.

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

Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010

     Revenues. Total revenues for the second quarter of fiscal 2011 were $3.88 billion, compared to $2.66 billion for the second quarter of fiscal 2010. Revenues from sales of equipment and services for the second quarter of fiscal 2011 were $2.04 billion, compared to $1.60 billion for the second quarter of fiscal 2010. The increase in revenues from sales of equipment and services was primarily due to a $431 million increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the second quarter of fiscal 2011 were $1.83 billion, compared to $1.07 billion for the second quarter of fiscal 2010. The increase in revenues from licensing and royalty fees was primarily due to a $772 million increase in QTL revenues.

     Cost of Equipment and Services. Cost of equipment and services revenues for the second quarter of fiscal 2011 was $1.36 billion, compared to $809 million for the second quarter of fiscal 2010. Cost of equipment and services revenues for the second quarter of fiscal 2011 included $304 million related to our FLO TV subsidiary, an increase of $249 million as compared to the second quarter of fiscal 2010 as a result of our shut down of the FLO TV business and network. Cost of equipment and services revenues as a percentage of equipment and services revenues for our other businesses was 52% for the second quarter of fiscal 2011, compared to 47% for the second quarter of fiscal 2010. This decrease in margin percentage in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily attributable to a decrease in QCT gross margin percentage. Cost of equipment and services in the second quarter of fiscal 2011 included $17 million in share-based compensation, compared to $10 million in the second quarter of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

     Research and Development Expenses. For the second quarter of fiscal 2011, research and development expenses were $740 million or 19% of revenues, compared to $648 million or 24% of revenues for the second quarter of fiscal 2010. The dollar increase was primarily attributable to a $76 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. This increase was partially offset by a $21 million decrease in costs related to our FLO TV subsidiary. The percentage decrease was primarily attributable to the 46% increase in revenues, largely related to our QTL licensing and royalty revenues, relative to the 14% increase in costs. Research and development expenses for the second quarter of fiscal 2011 included share-based compensation of $98 million, compared to $75 million in the second quarter of fiscal 2010.

     Selling, General and Administrative Expenses. For the second quarter of fiscal 2011, selling, general and administrative expenses were $585 million or 15% of revenues, compared to $430 million or 16% of revenues for the second quarter of fiscal 2010. The dollar increase was primarily attributable to a $53 million increase in charitable donations, primarily resulting from the establishment of the Qualcomm Charitable Foundation in the second quarter of fiscal 2011, a $36 million increase in employee-related expenses and a $14 million increase in professional fees. Selling, general and administrative expenses for the second quarter of fiscal 2011 included share-based compensation of $87 million, compared to $69 million in the second quarter of fiscal 2010.

       Goodwill Impairment. Operating expenses for the second quarter of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division due to the initial consumer adoption of a new product application falling significantly short of expectations.

Net Investment Income. Net investment income was $185 million for the second quarter of fiscal 2011, compared to $189 million for the second quarter of fiscal 2010. The net decrease was comprised as follows (in millions):

	Three Months Ended
	March 27, 2011	March 28, 2010	Change
Interest and dividend income:
Corporate and other segments	$122	$129	$(7)
QSI	4	—	4
Interest expense	(34)	(7)	(27)
Net realized gains on investments	102	80	22
Net impairment losses on investments:
Corporate and other segments	(4)	(15)	11
QSI	(1)	(1)	—
Gains on derivative instruments	—	3	(3)
Equity in losses of investees	(4)	—	(4)
	$185	$189	$(4)

The increase in interest expense is primarily attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.

Income Tax Expense. Income tax expense was $263 million for the second quarter of fiscal 2011, compared to $191 million for the second quarter of fiscal 2010. The effective tax rate for the second quarter of fiscal 2011 was 21%, compared to 20% for the second quarter of fiscal 2010.
First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010

Revenues. Total revenues for the first six months of fiscal 2011 were $7.22 billion, compared to $5.33 billion for the first six months of fiscal 2010. Revenues from sales of equipment and services for the first six months of fiscal 2011 were $4.26 billion, compared to $3.26 billion for the first six months of fiscal 2010. The increase in revenues from sales of equipment and services was primarily due to a $944 million increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the first six months of fiscal 2011 were $2.97 billion, compared to $2.08 billion for the first six months of fiscal 2010. The increase in revenues from licensing and royalty fees was primarily due to a $912 million increase in QTL revenues.

Cost of Equipment and Services. Cost of equipment and services revenues for the first six months of fiscal 2011 was $2.49 billion, compared to $1.62 billion for the first six months of fiscal 2010. Cost of equipment and services revenues for the first six months of fiscal 2011 included $391 million related to our FLO TV subsidiary, an increase of $289 million as compared to the first six months of fiscal 2010 as a result of our shut down of the FLO TV business and network. Cost of equipment and services revenues as a percentage of equipment and services revenues for our other businesses was 49% for the first six months of fiscal 2011, compared to 47% for the first six months of fiscal 2010. This decrease in margin percentage in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily attributable to a decrease in QCT gross margin percentage. Cost of equipment and services revenues in the first six months of fiscal 2011 included $30 million in share-based compensation, compared to $21 million in the first six months of fiscal 2010.

Research and Development Expenses. For the first six months of fiscal 2011, research and development expenses were $1.41 billion or 20% of revenues, compared to $1.24 billion or 23% of revenues for the first six months of fiscal 2010. The dollar increase was primarily attributable to a $132 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies, the expansion of our intellectual property portfolio and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. This increase was partially offset by a $20 million decrease in costs related to our FLO TV subsidiary. The percentage decrease was primarily attributable to the 35% increase in revenues relative to the 13% increase in costs. Research and development expenses in the first six months of fiscal 2011 included share-based compensation of $184 million, compared to $147 million in the first six months of fiscal 2010.

Selling, General and Administrative Expenses. For the first six months of fiscal 2011, selling, general and administrative expenses were $1.02 billion or 14% of revenues, compared to $810 million or 15% of revenues for the first six months of fiscal 2010. The dollar increase was primarily attributable to a $72 million increase in employee-related expenses, a $54 million increase in charitable contributions, primarily resulting from the establishment of the Qualcomm Charitable Foundation in the second quarter of fiscal 2011, and a $48 million increase in patent-related costs and other professional fees. Selling, general and administrative expenses in the first six months of fiscal 2011 included share-based compensation of $159 million, compared to $137 million in the first six months of fiscal 2010.

Goodwill Impairment. Operating expenses for the first six months of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division due to the operating performance of a new product application falling significantly short of expectations.

Net Investment Income. Net investment income was $404 million for the first six months of fiscal 2011, compared to $361 million for the first six months of fiscal 2010. The net increase was comprised as follows (in millions):

	Six Months Ended
	March 27, 2011	March 28, 2010	Change
Interest and dividend income:
Corporate and other segments	$251	$274	$(23)
QSI	5	—	5
Interest expense	(62)	(16)	(46)
Net realized gains on investments:
Corporate and other segments	230	171	59
QSI	1	11	(10)
Net impairment losses on investments:
Corporate and other segments	(11)	(66)	55
QSI	(5)	(7)	2
Losses on derivative instruments	—	(1)	1
Equity in losses of investees	(5)	(5)	—
	$404	$361	$43

During the first six months of fiscal 2011, we recorded lower impairment losses and higher net realized gains on marketable securities as compared to the first six months of fiscal 2010 due to improvements in financial market conditions. The increase in interest expense is primarily attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.

Income Tax Expense. Income tax expense was $422 million for the first six months of fiscal 2011, compared to $401 million for the first six months of fiscal 2010. The effective tax rate for the first six months of fiscal 2011 was 16%, compared to 20% for the first six months of fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. We recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 from the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company's state tax rate will be lower as a result of California tax legislation enacted in 2009. The effective tax rate for the first six months of fiscal 2011 of 16% was lower than the expected annual effective rate of 17% primarily as a result of the benefit associated with the retroactive extension of the tax credit in the first quarter of fiscal 2011.

The estimated annual effective tax rate for fiscal 2011 of 17% is less than the United States federal statutory rate primarily due to benefits of approximately 21% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 2% related to the research and development tax credit, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.

Our Segment Results for the Second Quarter of Fiscal 2011 Compared to the Second Quarter of Fiscal 2010

The following should be read in conjunction with the second quarter financial results of fiscal 2011 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 - Segment Information.”

QCT Segment. QCT revenues for the second quarter of fiscal 2011 were $1.96 billion, compared to $1.54 billion for the second quarter of fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $1.91 billion for the second quarter of fiscal 2011, compared to $1.47 billion for the second quarter of fiscal 2010. The increase in equipment and services revenues resulted primarily from a $380 million increase related to higher unit shipments and a $59 million increase related to the net effects of changes in product mix and the average selling prices of such products. Approximately 118 million MSM integrated circuits were sold during the second quarter of fiscal 2011, compared to approximately 93 million for the second quarter of fiscal 2010. (1)

 QCT earnings before taxes for the second quarter of fiscal 2011 were $417 million, compared to $344 million for the second quarter of fiscal 2010. QCT operating income as a percentage of its revenues (operating margin percentage) was 21% in the second quarter of fiscal 2011, compared to 22% in the second quarter of fiscal 2010. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by a $60 million increase in research and development expenses and a $33 million increase in selling, general and administrative expenses. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increases in research and development and selling, general and administrative expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, higher product support costs and a decrease in average unit costs.

QTL Segment. QTL revenues for the second quarter of fiscal 2011 were $1.75 billion, compared to $974 million for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle ongoing disputes, including the arbitration proceeding with Panasonic. As a result, QTL revenues during the second quarter of fiscal 2011 included $401 million in revenues related to prior quarters. The remaining $371 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices as well as current period revenues from the two licensees following the settlement of the two disputes.

QTL earnings before taxes for the second quarter of fiscal 2011 were $1.57 billion, compared to $821 million for the second quarter of fiscal 2010. QTL operating margin percentage was 90% in the second quarter of fiscal 2011, compared to 84% in the second quarter of fiscal 2010. The increases in QTL earnings before taxes and operating margin percentage were primarily attributable to the increase in QTL revenues.

QWI Segment. QWI revenues for the second quarter of fiscal 2011 were $157 million, compared to $152 million for the second quarter of fiscal 2010. QWI loss before taxes for the second quarter of fiscal 2011 was $135 million, compared to $1 million for the second quarter of fiscal 2010. QWI operating margin percentage was negative in the second quarter of both fiscal 2011 and 2010, principally due to the operating losses of our Firethorn division. The increase in QWI loss before taxes was primarily attributable to $120 million in impairment charges related to certain assets of our Firethorn division, including $114 million in goodwill impairment.

QSI Segment. QSI revenues for the second quarter of fiscal 2011 were $5 million, compared to $2 million for the second quarter of fiscal 2010. QSI loss before taxes for the second quarter of fiscal 2011 was $404 million, compared to $136 million for the second quarter of fiscal 2010. QSI loss before taxes increased by $268 million primarily due to a $233 million increase in our FLO TV subsidiary’s loss before taxes and a $27 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.

We are executing on a restructuring plan under which we shut down the FLO TV business and network in March 2011. QSI loss before taxes for the second quarter of fiscal 2011 included $310 million related to this plan. In addition to our ongoing operating costs, we expect to incur future restructuring and restructuring-related charges associated with this plan of up to $65 million, which are primarily related to lease exit and other costs. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012.

Our Segment Results for the First Six Months of Fiscal 2011 Compared to the First Six Months of Fiscal 2010

The following should be read in conjunction with the first six months financial results of fiscal 2011 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 - Segment Information.”

QCT Segment. QCT revenues for the first six months of fiscal 2011 were $4.08 billion, compared to $3.14 billion for the first six months of fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $3.97 billion for the first six months of fiscal 2011, compared to $3.03 billion for the first six months of fiscal 2010. The increase in equipment and services revenues resulted primarily from an $839 million increase related to higher unit shipments and a $118 million increase related to the net effects of changes in product mix and the average selling prices of such products. Approximately 236 million MSM integrated circuits were sold during the first six months of fiscal 2011, compared to approximately 185 million for the first six months of fiscal 2010.

QCT earnings before taxes for the first six months of fiscal 2011 were $1.06 billion, compared to $769 million for the first six months of fiscal 2010. QCT operating income as a percentage of its revenues (operating margin percentage) was 26% in the first six months of fiscal 2011, compared to 25% in the first six months of fiscal 2010. The increases in QCT earnings before taxes and operating margin percentage were primarily attributable to a higher increase in QCT revenues relative to the increases in research and development and selling, general and administrative expenses, partially offset by a decrease in gross margin percentage. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, higher product support costs and a decrease in average unit costs. (1)

QCT inventories increased by 14% to $549 million in the first six months of fiscal 2011 from $481 million at September 26, 2010 primarily due to an increase in finished goods on hand related to the timing of inventory builds and changes in product mix.

QTL Segment. QTL revenues for the first six months of fiscal 2011 were $2.80 billion, compared to $1.89 billion for the first six months of fiscal 2010. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle ongoing disputes, including the arbitration proceeding with Panasonic and recorded $401 million in revenues related to prior quarters. The remaining $511 million increase in revenues during the first six months of fiscal 2011 was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices, partially offset by the effect of $71 million that was included in QTL revenues in the first six months of fiscal 2010 but was attributable to fiscal 2009. The $71 million had not been previously recognized in fiscal 2009 due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010.

QTL earnings before taxes for the first six months of fiscal 2011 were $2.47 billion, compared to $1.59 billion for the first six months of fiscal 2010. QTL operating margin percentage was 88% in the first six months of fiscal 2011, compared to 84% in the first six months of fiscal 2010. The increases in QTL earnings before taxes and operating margin percentage were primarily attributable to the increase in QTL revenues.

QWI Segment. QWI revenues for the first six months of fiscal 2011 were $329 million, compared to $294 million for the first six months of fiscal 2010. Revenues increased primarily due to a $30 million increase in QES equipment and services revenues resulting primarily from higher unit shipments of our asset-tracking products. QWI loss before taxes for the first six months of fiscal 2011 was $135 million, compared to earnings before taxes of $8 million for the first six months of fiscal 2010. QWI operating margin percentage was negative in the first six months of fiscal 2011, compared to 1% in the first six months of fiscal 2010. The decreases in QWI earnings before taxes and operating margin percentage were primarily attributable to $120 million in impairment charges related to certain assets of our Firethorn division, including $114 million in goodwill impairment, and a $16 million decrease in QIS operating income.

QSI Segment. QSI revenues for the first six months of fiscal 2011 were $5 million, compared to $4 million for the first six months of fiscal 2010. QSI loss before taxes for the first six months of fiscal 2011 was $563 million, compared to $243 million for the first six months of fiscal 2010. QSI loss before taxes increased by $320 million primarily due to a $268 million increase in our FLO TV subsidiary’s loss before taxes and a $46 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in the third quarter of fiscal 2010.

We are executing on a restructuring plan under which we shut down the FLO TV business and network in March 2011. QSI loss before taxes for the six months of fiscal 2011 included $374 million related to this plan. In addition to our ongoing operating costs, we expect to incur future restructuring and restructuring-related charges associated with this plan of up to $65 million, which are primarily related to lease exit and other costs. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012.

(1)    During the first six months of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $22.1 billion at March 27, 2011, an increase of $3.7 billion from September 27, 2010. This increase included $2.0 billion of proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at March 27, 2011 consisted of $8.1 billion held domestically and $14.0 billion held by foreign subsidiaries. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities decreased to $1.8 billion during the first six months of fiscal 2011, compared to $2.0 billion during the first six months of fiscal 2010. The decrease was primarily due to the payment of $1.5 billion to the United States tax authorities in the first quarter of fiscal 2011, offset by an increase in net income for the first six months of fiscal 2011, compared to the first six months of 2010.

At March 27, 2011, approximately $1.7 billion remained authorized for repurchase under our stock repurchase program. The stock repurchase program has no expiration date. While we did not repurchase any of our common stock during the first six months of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.

We announced cash dividends totaling $316 million, or $0.19 per share, during the second quarter of fiscal 2011, which were paid on March 25, 2011. On March 8, 2011, we announced an increase in our quarterly cash dividend per share of common stock from $0.19 to $0.215, which is effective for quarterly dividends payable after March 25, 2011. On April 7, 2011, we announced a cash dividend per share of $0.215 per share on our common stock, payable on June 24, 2011 to stockholders of record as of May 27, 2011. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.

Accounts receivable increased 9% during the second quarter of fiscal 2011. Days sales outstanding, on a consolidated basis, were 17 days at March 27, 2011 compared to 18 days at December 26, 2010. The increase in accounts receivable was primarily due to the effects of increased revenues and the timing of shipments and customer payments for receivables related to integrated circuits.

We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $1.4 billion in the first six months of fiscal 2011 and $2.5 billion in fiscal 2010, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.

•
Capital expenditures were $181 million in the first six months of fiscal 2011 and $426 million in fiscal 2010. We anticipate that capital expenditures will be higher in fiscal 2011 as compared to fiscal 2010, excluding the fiscal 2010 $1.1 billion advance payment on the BWA spectrum in India, primarily due to estimated capital expenditures of $400 million in fiscal 2011 related to the construction of a new manufacturing facility in Taiwan for our QMT division. The estimated cost for the initial phase of the facility is $975 million and is expected to be operational in fiscal 2012. The revised estimate for fiscal 2011 reflects a minor postponement in the expected completion of the manufacturing facility due in part to equipment sourcing delays precipitated by the earthquake in Japan. Future capital expenditures may also be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for the second quarter of fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $1.2 billion at March 27, 2011.

•
We anticipate incurring future cash expenditures associated with the FLO TV restructuring plan in the range of $125 million to $175 million, primarily related to lease exit and other costs. Restructuring activities were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012. We expect the majority of the cash payments associated with this restructuring plan to be made by the end of fiscal 2012.

•
Cash used for strategic investments and acquisitions, net of cash acquired, was $89 million in the first six months of fiscal 2011 and $94 million in fiscal 2010. On January 5, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire Atheros Communications, Inc. for $45 per share in cash. We expect to use approximately $3.1 billion in existing cash, cash equivalents and marketable securities to effect this transaction, net of the cash equivalents and marketable securities expected to be acquired from Atheros upon the close of the transaction. We continue to assess the potential for future cash expenditures for income taxes resulting from the acquisition of Atheros and any subsequent restructuring of legal entities. We expect the transaction to close in the third quarter of fiscal 2011. We expect to continue making strategic investments and acquisitions to open new markets for our technology, expand our technology, obtain development resources, grow our patent portfolio or pursue new business opportunities.

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

•
Pursuant to the Settlement and Patent License and Non-Assert Agreement with Broadcom, we are obligated to pay a remaining $389 million ratably through April 2013, including imputed interest, of which $86 million is payable in the remainder of fiscal 2011.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at March 27, 2011 includes an aggregate of $1.1 billion in loans that are payable in full in Indian rupees in December 2012. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 27, 2011 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Income Taxes,” “Note 8 — Commitments and Contingencies” and “Note 12 — Acquisition.”

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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMax) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMax industry standards and have granted royalty-bearing licenses to 11 companies to make and sell products implementing those standards but not implementing 3G standards, we might not achieve the same royalty revenues on such LTE or WiMax products as on CDMA-based or multimode CDMA/OFDMA-based products.
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

Companies that promote non-CDMA technologies (e.g., GSM, WiMax) and companies that design CDMA-based integrated circuits are generally competitors or potential competitors. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, Freescale, Fujitsu, Icera, Intel, Marvell Technology, Mediatek, nVidia, Renesas Electronics, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer (OEM) companies in developing territories (e.g., China).
In addition to the foregoing, we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including chipsets and associated software, that will incorporate “open source” software elements and operate in an “open source” environment, which may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
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
Although we have more than 195 licensees, our QTL segment derives a significant portion of royalty revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain market acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless communications devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have a material adverse effect on our revenues.
Efforts by some telecommunications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or actions by foreign governments, Standards Development Organizations (SDOs) or other industry groups that harm our business.
A small number of companies, in the past, have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with carriers, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges regardless of their merits will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
A substantial portion of our patents and patent applications relate to our wireless communications technology and much of the remainder of our patents and patent applications relate to our other technologies and products. We may need to litigate in the United States or elsewhere in the world to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes includes everything from a royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets) and the imposition of royalty payments that might make purchases of our chipsets less economical for our customers. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of OFDM and OFDMA systems. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more of such other patent holders, this could have a material adverse effect on the commercial implementation of our CDMA, GSM, OFDMA or multimode products and technologies, demand for our licensees’ products and our profitability.
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
While our goal is to establish alternate suppliers for technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers.
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
Our international customers sell their products to markets throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first six months of fiscal 2011 and in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

•	Our products and those of our customers and licensees that are sold into foreign markets may become less price-competitive as a result of adverse currency fluctuations;

•
Certain of our revenues, such as royalty revenues, are derived from licensee or customer sales that are denominated in foreign currencies. Weakening of currency values versus the U.S. dollar in selected regions could adversely affect our revenues and cash flows;

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

•	Our loans payable are denominated in Indian rupees. If the U.S. dollar weakens, additional cash will be required to settle this obligation and the related interest; and

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including spectrum licenses and other intangible assets, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies. Many of our strategic investments are in early-stage companies to support our business, including the global adoption of CDMA- or OFDMA-based technologies and related services. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
While we continue to believe that our Firethorn division's mCommerce products will offer competing advantages to consumers and merchants, there can be no assurance that our mCommerce efforts will be successful. If our Firethorn business does not succeed, our investment in its technology may not provide us an adequate return, and our business could be harmed. Consumer acceptance of our Firethorn service offerings will continue to be affected by competition, technology-based differences and by the operational performance, quality and reliability of our services platforms. After $120 million in impairment charges recorded during the second quarter of fiscal 2011, our Firethorn business had $65 million in assets (including $40 million in goodwill) at March 27, 2011. If we do not expect to achieve adequate market penetration with our mobile commerce products, our remaining assets may become impaired, which could negatively affect our operating results.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that our IMOD product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us. Our QMT division had $437 million in assets (including $130 million in goodwill) at March 27, 2011. If we do not expect to achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
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
Our business and operations would suffer in the event of system failures or security breaches.
Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology networking systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts and telecommunication failures, among other factors. As has been widely reported, attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. The theft or publication of our confidential business information could harm our competitive position, reduce the value of our strategic initiatives or otherwise adversely affect our business. Any system failure, accident or security breach that causes interruptions in our operations, or in our vendors’, customers’ or licensees’ operations, could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of their confidential information, we may incur liability as a result. In addition, we expect to devote additional resources to the security of our information technology systems, and we may incur additional costs to remedy any damages caused by disruptions or security breaches.
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
We hold licenses to use spectrum in the United States and the United Kingdom, and we expect that licenses to use the BWA spectrum won in the auction in India will be assigned to us in the third quarter of fiscal 2011. All of these licenses are subject to a variety of ongoing regulatory proceedings in these respective countries. Additionally, certain of our licenses in the United States are subject to minimum build-out requirements to be met at various dates beginning in June 2013. On December 20, 2010, we announced that we have agreed to sell substantially all of our licenses in the United States, subject to the satisfaction of customary closing conditions, including approval by the FCC and clearance from the U.S. Department of Justice. If we do not receive approval to sell these licenses pursuant to this agreement, there is no assurance that we would be able to obtain a comparable price from another party or that we would be able to meet the applicable build-out requirements for those licenses. The BWA spectrum licenses will be subject to minimum build-out requirements to be met within five years of the effective date of the license. If we do not meet these requirements, the relevant government authorities could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. Changes in the allocation of available spectrum by the countries in which we hold licenses could have a material adverse risk on our business and the value of our assets.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2010 Annual Report on Form 10-K. At March 27, 2011, there have been no other material changes to the market risks described at September 26, 2010 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2011	2012	2013	2014	2015	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$4,134	$—	$—	$—	$—	$—	$—	$4,134
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$1,281	$757	$685	$725	$254	$606	$1,979	$6,287
Interest rate	0.7%	2.8%	2.6%	3.4%	3.3%	5.3%	1.0%
Non-investment grade	$6	$8	$11	$43	$118	$800	$14	$1,000
Interest rate	12.8%	10.3%	8.8%	9.7%	10.6%	8.3%	0.8%
Floating interest-bearing securities:
Cash and cash equivalents	$1,659	$—	$—	$—	$—	$—	$—	$1,659
Interest rate	0.2%
Available-for-sale securities:
Investment grade	$314	$505	$335	$353	$30	$458	$506	$2,501
Interest rate	0.9%	1.3%	1.0%	1.2%	4.4%	8.7%	2.6%
Non-investment grade	$1	$15	$96	$273	$178	$848	$1,127	$2,538
Interest rate	7.3%	7.4%	5.9%	6.4%	6.3%	5.9%	4.1%
Loans payable(1)	$—	$1,100	$—	$—	$—	$—	$—	$1,100
Floating interest rate		9.3%
_______________________________
(1) Denominated in Indian rupees.
Cash and cash equivalents and available-for-sale securities are recorded at fair value. The loans payable approximate fair value.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. At March 27, 2011, we had a liability of $2 million related to a foreign currency forward contract that was designated as a net investment hedge of our investment in a wholly-owned subsidiary in Australia. We are subject to market risk on such contract. If the exchange rates relevant to that contract were to change unfavorably by 20%, we would incur a loss of $39 million.
At March 27, 2011, we had variable-rate long-term loans in the aggregate of $1.1 billion, which are payable in full in Indian rupees in December 2012. The loans are payable in the functional currency of our consolidated subsidiaries that are party to the loans; however, we are subject to foreign currency translation risk, which may impact our liability for principal repayment and interest expense that we will record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional principal and interest expense of $208 million and $42 million, respectively, through the remainder of the contractual terms of the loans.
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. To reflect the anticipated sale of certain 700 MHz spectrum related to our decision to shut down the FLO TV business and network, we revised the risk factor entitled:

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
On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock with no expiration date. At March 27, 2011, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our common stock during the first six months of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
10.93	Agreement and Plan of Merger, dated as of January 5, 2011, among QUALCOMM Incorporated, T Merger Sub, Inc. and Atheros Communications, Inc. (4)
10.94	2006 Long-Term Incentive Plan, as amended. (5)
10.95	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 6, 2011.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: April 20, 2011